Form 10-K
period 1993-12-31
WATKINS JOHNSON CO
filed 1994-03-31
CIK 105006

=============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                      For the fiscal year ended December 31, 1993
                                     OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
               For the transition period from __________ to _____________

                           Commission file number 1-5631


                              WATKINS-JOHNSON COMPANY
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                California                           94-1402710
 (STATE OR OTHER JURISDICTION             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 OF INCORPORATION OR ORGANIZATION)

 3333 Hillview Avenue, Palo Alto, California           94304-1223
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

                                 (415) 493-4141
               (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                    ----------

                  Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                   WHICH REGISTERED
         -------------------------              -------------------------
         Common stock, no par value             New York Stock Exchange
                                                 Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /.


                                                        AS OF FEBRUARY 4, 1994
                                                        ----------------------
Aggregate market value of the voting
  stock held by non-affiliates of the
  registrant: ..................................           $159,179,000
Number of shares outstanding: Common
  stock, no par value...........................            7,209,000 shares


                   DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Watkins-Johnson Company Notice of Annual Meeting of Shareowners--April 9, 1994 and Proxy Statement filed with the commission pursuant to Regulation 14A are incorporated by reference into Part III.

=============================================================================

                                    PART I


ITEM 1. BUSINESS

  (a) General Development of Business

      The company has continued to conduct its business under the same corporate structure. There have been no material reclassifications, mergers, or consolidations of the company or its subsidiaries during the year. During 1990-1991, the company realigned and restructured its operations into three principal elements which were renamed in 1993; semiconductor equipment, electronics, and environmental services. There have been no acquisitions or dispositions of material amounts of assets other than in the ordinary course of business during 1993.

  (b) Financial Information about Industry Segments

      The company operates within three industry segments-semiconductor equipment, electronics, and environmental services. Financial information about industry segments is included in Note 10 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

  (c) Narrative Description of Business

      Semiconductor Equipment

      The Semiconductor Equipment Group manufactures semiconductor processing equipment, primarily chemical-vapor deposition (CVD) equipment. The company's atmospheric-pressure CVD equipment is used by semiconductor manufacturers worldwide in the production of memory devices (DRAMs) and microprocessors.

      Historically, the company's CVD systems have been used primarily for the deposition of interlevel-dielectric films--the first dielectric layer on a semiconductor wafer. The company's current principal product, the TEOS999 System, deposits both interlevel and intermetal layers of film on sub-half-micron geometries. The addition of the intermetal capability increased the potential market size for W-J's CVD equipment.

      The company's next-generation product, the WJ-1000 System, is designed for high-throughput CVD onto the 200-mm (8-inch) wafers currently entering production in major fabrication facilities in the U.S. and overseas.

      A variant of Watkins-Johnson's semiconductor-production tool is used for manufacturing flat-panel displays for personal-communication, computing and entertainment products.

      Semiconductor equipment products are primarily marketed through manufacturers' representatives and global distributor networks. Sales by the segment were 28% of consolidated sales in 1993, 21% in 1992 and 24% in 1991.

      Semiconductor equipment product customers are numerous. The majority of the segment's sales are to manufacturers of semiconductor integrated circuits. There are several domestic and international competitors and competition is intense. In meeting the competition, emphasis is placed on selling quality products having excellent reliability and performance and a strong customer support network.

      Electronics

      The Electronics Group manufactures turnkey systems, integrated subsystems and signal-processing components for a broad range of communications and defense applications. The group is serving new customers who have wireless-communication and "dual-use" requirements in addition to supplying sophisticated electronic products for defense-intelligence, missile-guidance and space-communications missions.

      Recent commercial contracts include high-fidelity W-J cellular receivers to monitor ongoing telephone traffic to ensure authorized use of the system, transponder subsystems to enable ship traffic to navigate treacherous waterways during inclement weather and signal-processing components for a wide range of wireless-communications products.

      Watkins-Johnson receivers, antennas and signal-analysis equipment are used by both commercial and military governmental agencies to perform range-monitoring, frequency-measurement, signal-localization and interference-analysis functions, often in complex, high-signal-density environments.

      Key missile programs, such as the Advanced Medium-Range Air-to-Air Missile (AMRAAM) and the High-speed Anti Radiation Missile (HARM) continue to represent a substantial portion of the group's core defense-electronics business.

      Electronics products are marketed through direct sales efforts and distributor networks. Sales by the electronics segment were 70% of consolidated sales in 1993, 76% in 1992 and 72% in 1991. The majority of the segment sales is made to government agencies and to customers engaged in defense contracting. The principal customer for such sales is the U.S. Department of Defense. Sales contracts with the government are customarily subject to terms and conditions which provide for renegotiation of profits or termination of the contract at the election of the government. The right to terminate for convenience has not had any significant effect on the company's financial position or results of operations.

      The electronics segment has numerous competitors which include both large diversified corporations and smaller specialty firms. Due to the various industries in which the company and its competitors operate, a competitive ranking cannot be reasonably established. However, the electronics segment is a leading supplier in several of its product markets. In meeting its competition the company offers quality products featuring excellent reliability and performance at competitive prices.

      Environmental Services

      W-J Environmental (WJE) specializes in hydrogeology and offers services from the remedial investigation of contaminated-water sites through the remedial action necessary to eliminate the environmental problem.

      The recent addition of an environmental engineering capability enabled WJE to design and install an innovative wastewater-minimization system which eliminates the discharge of heavy metals and cyanide into the public sewer system. This system is being marketed to manufacturers and governmental agencies charged with finding ways to cope with increasingly restrictive environmental regulations.

      The unit also markets its capabilities in chemistry, microbiology, geophysics, toxicology, risk assessment and data management to customers who do not require a full range of environmental services, but have a serious requirement for one or two areas of expertise which our new group can satisfy.

      Other Business Items

      Raw materials for the production of semiconductor equipment and electronics products are obtained from numerous suppliers. Dependence on any particular supplier is minimal. Business operations are not believed to be seasonal. Except for negotiated advance or progress payments from customers on long-term contracts in the defense-electronics business, there are no special working capital practices in any of the three segments.

      The company has been increasingly active in securing patents and licensing agreements to protect certain proprietary technologies and know-how resulting from its on-going research and development efforts. Although the company holds and has filings pending on numerous domestic and foreign patents and technology licenses for the manufacture and sale of various products, patents have not significantly affected the company's operations or financial performance. Management believes the company's competitive position is derived primarily from its core competence of engineering, manufacturing and understanding of its customers and markets.

      Total company backlog at December 31, 1993 was $222,628,000 compared to $207,827,000 at December 31, 1992. The percentage of backlog attributable to the semiconductor equipment and electronics segments were 22% and 77% respectively in 1993, compared to 9% and 89% in 1992. Approximately 86% of all backlog at year-end 1993 is expected to be shippable within 12 months compared to 83% at year-end 1992.

      Company-sponsored research and development expense was $27,163,000 in 1993, $27,210,000 in 1992, and $27,180,000 in 1991. Customer-sponsored research and development was estimated to be approximately $18,000,000 in 1993, $25,000,000 in 1992, and $15,000,000 in 1991.

      The company's employment on December 31, 1993 was 2,390. None of the company's employees is covered by a collective bargaining agreement. The company's relationship with its employees is good.

      Environmental issues are discussed in Note 8 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

  (d) Financial Information about Foreign and Domestic Operations and Export Sales.

      Company foreign operation assets and sales are less than ten percent of consolidated totals. Sales outside the United States accounted for 33% of the company's sales in 1993, 25% in 1992, and 30% in 1991. The inherent risks of foreign business are similar to those of domestic business but with the additional risks of foreign government instability and export license cancellation. A major portion of foreign product orders in the electronics segment requires export licensing by the Department of State prior to shipment. For international shipments of electronics and semiconductor equipment, the company purchases forward exchange contracts and/or obtains customer letters of credit to reduce foreign currency fluctuation and credit risks. For further information on foreign sales, see Note 7 and Note 10 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

ITEM 2. PROPERTIES

      Watkins-Johnson Company and subsidiaries conduct their main operations at plants in Palo Alto, Scotts Valley and San Jose, California and Gaithersburg, Maryland. Additional operations are conducted in Columbia, Maryland, and Windsor, England. The company has nine field offices in the United States and five offices overseas. As part of the company's cost reduction efforts, the 56,000 square-foot facility located in North Carolina was closed in 1991.

      At December 31, 1993 there were approximately 732,000 square feet of plant space in California, 225,000 square feet in Maryland, and 15,000 square feet in England. Approximately 90% of the company's plant space is occupied for the company's operations. The company is pursuing opportunities to realize the market value of its properties while ensuring efficient use of available space.

      The electronics segment utilizes substantially all of the above named facilities except for the Scotts Valley plant, which houses the semiconductor equipment segment. In addition, the environmental services division maintains leased field offices located in Palo Alto, California and Denver, Colorado.

      The Palo Alto and Columbia facilities are leased. Sales offices are also leased. The San Jose plant is held subject to a long-term mortgage. Information on long-term obligations is in Note 3 to the consolidated financial statements contained in Part II, item 8 of this annual report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

      Information required under this item is contained in Note 6 and Note 8 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The company submitted no matters to a vote of the shareowners during the last quarter of the period covered by this report.

                         EXECUTIVE OFFICERS OF THE REGISTRANT


                                                                            OFFICER     BUSINESS EXPERIENCE
      NAME                           AGE    OFFICE HELD                      SINCE        LAST FIVE YEARS
   ----------                        ----    ------------                   --------    --------------------
Dr. Dean A. Watkins .................. 71   Chairman of the Board             1957   Chairman of the Board
Dr. H. Richard Johnson................ 67   Vice Chairman of the Board        1957   Vice Chairman of the Board
Dr. W. Keith Kennedy, Jr. ............ 50   President and Chief Executive     1977   President and Chief Executive Officer
                                              Officer
Keith D. Gilbert...................... 52   Executive Vice President          1984   President, Electronics Group (formerly
                                                                                       Defense Group); Prior to 1993, Vice
                                                                                       President, Defense Group; Prior to
                                                                                       1990, Vice President, Devices Group
James L. Schram....................... 46   Executive Vice President           1989   President, Semiconductor Equipment
                                                                                       Group (formerly Commercial Group);
                                                                                       Prior to 1993, Vice President,
                                                                                       Commercial Group; Prior to 1992,
                                                                                       Vice President and Manager,
                                                                                       Components Division
Scott G. Buchanan..................... 42   Vice President and Chief Financial  1989  Vice President and Chief Financial
                                                Officer                                Officer; Prior to 1993, Chief
                                                                                       Financial Officer and Treasurer; Prior
                                                                                       to 1991, Treasurer
Richard G. Bell....................... 46   Vice President and General Counsel  1990  Vice President and General Counsel;
                                                                                       Prior to 1990, General Counsel
Darryl T. Quan ....................... 39   Controller                          1991  Controller; Prior to 1991, Manager,
                                                                                       Corporate Accounting
Carol H. Roosen ...................... 62   Secretary                           1988  Secretary
Joan M. Varrone ...................... 42   Treasurer                           1994  Treasurer; Prior to 1994, Assistant
                                                                                        Treasurer, Raychem Corporation

      Dr. Watkins and Dr. Johnson have been directors of the company since its incorporation in 1957. Dr. Kennedy has been a Director since August 1987.

      None of the above officers is related to any other officer at Watkins-Johnson Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The company's common stock is principally traded on the New York and Pacific stock exchanges. At December 31, 1993 there were approximately 4,600 shareowners, which included holders of record and beneficial owners. The company expects that comparable cash dividends will continue in the future.

                         DIVIDENDS AND STOCK PRICES


          1993 QUARTERS                   1ST       2ND       3RD       4TH
           ----------         ----------------------------------------------
Dividends Declared Per Share
  (in cents)...................            12        12       12         12
Stock Price (NYSE--in dollars).    High    15-1/2    18-1/2   24-1/2     26-1/4
                                   Low     12        12-3/4   17-1/4     19-3/8


          1992 QUARTERS                   1ST       2ND       3RD       4TH
           ----------         --------------------------------------------------
Dividends Declared Per Share (in
  cents).........................           12         12       12        12
Stock Price (NYSE--in dollars)...  High    12-5/8    12-1/8    10-7/8    15
                                    Low     10-1/4     9-3/4     8-3/4     8-5/8



ITEM 6. SELECTED FINANCIAL DATA


                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                           ------------------------------------------------------------
                             1993         1992            1991             1990          1989
                           ----------  ----------      ----------      ----------    ----------

OPERATING RESULTS
  Sales.............      $ 286,290      $  264,400      $ 277,540      $ 311,850      $ 310,701
  Net Income .......         11,596          10,401(a)     (22,399)(b)     13,030         18,724
  Net Income Per Share ..      1.45            1.38(a)       (2.98)(b)       1.67           2.23
  Dividends Per Share ...       .48             .48            .48            .48            .46
  Average Shares
    Outstanding           7,999,000       7,551,000      7,527,000      7,791,000      8,404,000

FINANCIAL POSITION
  Working Capital.........$ 108,497       $ 100,852      $  90,363      $  99,367      $ 114,042
  Total Assets ...........  220,628         206,090        212,579        222,763        226,764
  Long-Term Obligations  .   26,463          28,644         31,630         19,459         22,469
  Shareowners' Equity ....  133,888         125,055        118,126        143,975        149,147
  Firm Backlog ...........  222,628         207,827        227,658        228,007        294,396

- ----------
(a) Includes a tax benefit of $5,438, or 72 cents per share, due to the cumulative effect of a change in accounting for income taxes.

(b) Includes pre-tax charges for restructuring, environmental remediation and pending claims on government contracts totaling $29,751, or $3.08 loss per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Financial Condition:

      The company's financial condition remains strong while operations continued to generate sufficient funds for growth. During 1993 cash and equivalents decreased slightly from $49 million to $45 million as a result of higher demands on working capital and increased business volume. The company continues to be in excellent position to pursue investment opportunities including additional product development, potential acquisitions and stock repurchase. The company had no significant commitments outstanding at the end of the year.

      Current Operations:

      Performance of the Semiconductor Equipment Group was excellent in 1993. Sales and profit rebounded strongly from the poor conditions of the last two years. Sales volume in the Asia/Pacific region and the U. S. increased substantially. During 1993 Semiconductor Equipment Group facilities were modified to improve production efficiency and capacity in keeping pace with delivery commitments. The Semiconductor Equipment Group's record backlog at year-end indicates that a similar level of business volume is likely to continue through the first half of 1994.

      Electronics Group sales were steady in 1993 while profits declined slightly. Lower margins were attributable to the disruption of operations resulting from the consolidation of a product line during the first half of 1993. Persistent pricing pressures from customers and competitors also contributed to the lower profitability. The Electronics Group is positioning itself to achieve a better balance between commercial and defense products. During 1993 the group was successful in capturing orders for high-end microwave components, RF receiver opportunities and other wireless communication products for commercial applications.

      It must be recognized that the semiconductor equipment business is cyclical and can change rapidly. Uncertainty increases significantly when projecting demand for semiconductor equipment products more than six months into the future. Over a longer horizon, uncertainty persists as to how changes in worldwide defense spending may affect sales of the company's Electronic Group products. Therefore, the performance and results of 1993 may not be indicative of future performance.

      Result of Operations:

      1993 Compared to 1992   Semiconductor Equipment Group sales jumped 46%
      while Electronics Group sales remained flat. Margins improved significantly in the Semiconductor Equipment Group due to the higher volume and operational efficiencies. This more than offset the slight decline in profit margins experienced in the Electronics Group as explained above. As a result, the combined gross margin improved from 34% in 1992 to 35% in 1993. Selling and administrative expenses were higher as expected due to the increase in volume and expenses associated with the profitability of the company. In a percentage-of-sales comparison, selling and administrative expenses were favorable relative to 1992 but may increase in 1994 due to anticipated higher commissions and expenses associated with certain international sales. Research and development expenses decreased for the first three quarters of 1993 as activities eased from the intense levels experienced in 1992. In the fourth quarter 1993, Semiconductor Equipment Group began to reemphasize research and development activities to focus on the next generation of products to meet the time-to-market window.

      The higher level of research and development expenses incurred in the fourth quarter is expected to continue for at least the first half of 1994. All other nonoperating income and expenses were within expectations. Due to the combined effect of the above factors, 1993 net income of $11,596,000 more than doubled the 1992 income of $4,963,000 before the cumulative effect of an accounting change. A cumulative tax benefit of $5,438,000 was added to the 1992 year-end results due to the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

      1992 Compared to 1991   Company sales decreased 5%, mostly attributable to
      the continued softness in semiconductor-equipment business while electronics sales were flat. The company was able to achieve a 34% gross margin and an inventory turnover rate of more than four times a year by maintaining minimum levels of inventory during 1992. Although 1992 gross margins improved from the 32% in 1991, all elements of cost were under substantial pressure because of the extremely competitive business environment. The decline in selling and administrative expenses was primarily attributable to the company's continual cost reduction efforts. Research and development expenses were maintained at 10% of sales to improve our competitive position in both the electronics and semiconductor equipment markets. Intense R&D efforts resulted in several acceptances by key customers of our TEOS-Ozone process, indicating increased order opportunities for the Semiconductor Equipment Group. As discussed below, certain nonrecurring provisions related to restructuring, environmental remediation and government claims adversely affected 1991 results. The provisions made in 1991 continued to appear adequate to meet the company's obligations. Interest income was higher in 1992 resulting from additional funds for investment. All other nonoperating income and expenses were within expectations. The company adopted provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) resulting in a cumulative tax benefit of $5,438,000. Income before the cumulative adjustment was $.66 per share in 1992 compared to a net loss of $2.98 per share in 1991.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           YEAR ENDED DECEMBER 31
                                     -----------------------------------
                                       1993         1992         1991
                                     -------      --------     --------
Sales ..........................    $286,290      $264,400     $277,540
                                   ----------    ----------   ----------
Costs and expenses:
  Cost of goods sold ...........     184,749       173,816      188,275
  Selling and administrative ...      57,452        55,648       60,180
  Research and development .....      27,163        27,210       27,180
  Restructuring ................                                 12,251
                                   ----------    ----------   ----------
                                     269,364       256,674      287,886
                                   ----------    ----------   ----------
Income (loss) from operations ..      16,926         7,726      (10,346)
Other income (expense):
  Interest income ..............       1,497         1,422        1,056
  Interest expense .............      (1,293)       (1,497)      (1,519)
  Other income (expense)--net ..        (284)         (438)      (2,915)
  Environmental remediation ....                                (15,000)
                                   ----------    ----------    ----------
Income (loss) before Federal and
  foreign income taxes and
  cumulative effect of
  accounting change.............      16,846         7,213      (28,724)
Federal and foreign income taxes .    (5,250)       (2,250)       6,325
                                   ----------    ----------    ----------
Income (loss) before cumulative
  effect of accounting change ....   11,596          4,963      (22,399)
Cumulative effect of change in
  accounting for income taxes  ..                    5,438
                                   ----------    ----------   ----------
   Net income (loss) ............  $  11,596    $   10,401   $  (22,399)
                                   ==========    ==========   ==========
Per share amounts:
  Income (loss) before cumulative
   effect of accounting change ..      $1.45         $ .66       $(2.98)
  Cumulative effect of change in
   accounting for income taxes                         .72
                                   ----------    ----------   ----------
   Net income (loss) ............      $1.45         $1.38       $(2.98)
                                   ==========    ==========   ==========

Average common and equivalent
 shares.........................   7,999,000     7,551,000    7,527,000

                      See notes to consolidated financial statements.



                 WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         DECEMBER 31
                                             ----------------------------------
                                                  1993                  1992
                                             ----------               ---------
                 ASSETS
CURRENT ASSETS:
  Cash and equivalents ................       $     45,040        $     49,081
  Receivables .........................             73,971              55,562
  Inventories:.........................
   Finished goods  ....................              1,805               2,172
   Work in process ....................             28,014              29,290
   Raw materials and parts ............              7,327               6,029
  Deferred income taxes ...............             10,545               9,630
  Other ...............................              2,072               1,479
                                                ----------            ---------
       Total current assets  ..........            168,774             153,243
                                                ----------            ---------
PROPERTY, PLANT AND
  EQUIPMENT:
  Land ................................              4,130               4,130
  Buildings and improvements ..........             31,250              28,881
  Plant facilities, leased ............             13,060              13,060
  Machinery and equipment .............            119,417             116,948
                                                ----------            ---------
                                                   167,857             163,019
  Accumulated depreciation and
   amortization .......................           (121,028)          (115, 908)
                                                ----------            ---------
  Property, plant and equipment--net ..             46,829              47,111
                                                ----------            ---------
OTHER ASSETS:
  Deferred income taxes ...............              4,380               4,220
  Other ...............................                645               1,516
                                                ----------            ---------
       Total other assets .............              5,025               5,736
                                                ----------            ---------
                                              $    220,628       $     206,090
                                                ==========           ==========

                    LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ....................       $     13,243        $     10,950
  Accrued expenses ....................             10,619              10,605
  Advances on contracts ...............             11,820              10,559
  Provision for warranties and losses on
   contracts ..........................              5,984               6,964
  Payroll and profit sharing ..........             13,217              11,693
  Income taxes ........................              5,394               1,620
                                                ----------            ---------
  Total current liabilities ...........             60,277              52,391
                                                ----------            ---------
LONG-TERM OBLIGATIONS ..........                    26,463              28,644
                                                ----------            ---------
SHAREOWNERS' EQUITY:
  Preferred stock, $1.00 par value--
   authorized and unissued, 500,000
   shares .............................
  Common stock, no par value--
   authorized, 45,000,000 shares;
   outstanding: 1993, 7,598,290
   shares; 1992, 7,554,865 shares .....              9,106               7,839
  Retained earnings ...................            124,782             117,216
                                                ----------            ---------
       Total shareowners' equity  .....            133,888             125,055
                                                ----------            ---------
                                              $    220,628        $    206,090
                                                ==========           ==========

                      See notes to consolidated financial statements.

                 WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                        COMMON STOCK                 TOTAL
                                      -----------------  RETAINED SHAREHOLDERS'
                                      SHARES    DOLLARS  EARNINGS    EQUITY
                                     ----------  ------  ---------- ----------
Balance, January 1, 1991 ......       7,519,645 $ 7,521    $136,454 $ 143,975
  Net loss for 1991  ..........                             (22,399) (22, 399)
  Dividends declared--$.48 per
   share ......................                              (3,614)   (3,614)
  Sales under stock option plans         18,850     164                   164
                                      ---------  ------   ----------   -------
Balance, December 31, 1991 .....      7,538,495   7,685     110,441   118,126
  Net income for 1992 ..........                             10,401    10,401
  Dividends declared--$.48
    per share ..................                            (3,626)   (3,626)
  Sales under stock option plans         16,370     154                   154
                                      ---------  ------   ---------   -------
Balance, December 31, 1992.......     7,554,865   7,839     117,216   125,055
  Net income for 1993 ...........                            11,596    11,596
  Repurchase of common stock ....       (32,000)    (27)       (399)     (426)
  Dividends declared--$.48 per share                         (3,631)   (3,631)
  Sales under stock option plans  ..     75,425   1,294                 1,294
                                      --------- -------    --------  --------
Balance, December 31, 1993..........  7,598,290 $ 9,106    $124,782  $133,888
                                      ========= =======    ========  ========

                      See notes to consolidated financial statememts.

                 WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in thousands)


                                                 YEAR ENDED DECEMBER 31
                                         -------------------------------------
                                             1993       1992         1991
                                          ---------   ----------  ---------
OPERATING ACTIVITIES:
  Net income (loss) ..................    $ 11,596     $ 10,401   $(22,399)
  Adjustments to reconcile net income
   (loss) to net cash provided
   by operating activities:
   Depreciation and amortization .....       9,961       11,305     11,945
   Write-down of assets related to
     restructuring ...................                               8,785
   Deferred tax provisions including
     accounting change ...............      (1,075)      (6,450)    (3,660)
   Changes net of restructuring:......
     Receivables  ....................     (18,409)      13,527     21,708
     Inventories  ....................         345       (2,218)     8,880
     Other assets ....................        (556)       4,438     (4,347)
     Accruals and payables  ..........       8,878        1,318     (5,788)
     Advances on contracts ...........       1,261      (12,037)     5,803
     Provision for warranties and
       losses on contracts ...........        (980)         198      2,508
     Environmental remediation .......      (1,676)      (1,581)    15,000
                                           --------    ---------   --------
       Net cash provided by
        operating activities..........       9,345       18,901     38,435
                                          --------    ---------   --------

INVESTING ACTIVITIES:
  Additions of property, plant and
   equipment .........................      (9,714)      (5,206)    (9,889)
  Other ..............................         869           32         49
                                           --------       -------   --------
       Net cash used in investing
        activities....................      (8,845)      (5,174)    (9,840)
                                           --------      -------   --------

FINANCING ACTIVITIES:
  Net borrowings (repayments) under
   lines of credit.....................        204         (343)      (371)
  Payments on long-term obligations ...     (1,982)        (974)      (918)
  Proceeds from issuance of common
   stock...............................      1,294          154        164
  Repurchase of common stock ..........       (426)
  Dividends paid  .....................     (3,631)      (3,626)    (4,517)
                                           --------     --------    -------
       Net cash used in financing
        activities.....................     (4,541)      (4,789)    (5,642)
                                           --------     --------    -------
Net increase (decrease) in cash and
  equivalents .........................     (4,041)       8,938     22,953
Cash and equivalents at beginning of
  year.................................     49,081       40,143     17,190
                                          ---------     -------    -------
       Cash and equivalents at end of
        year ..........................   $ 45,040      $49,081    $40,143
                                          =========     ========   =======

Other cash flow information:
       Income taxes paid (refunded) . $   3,808         $(2,638)  $ 4,242
       Interest expense paid ..........   1,324           1,522     1,503

                      See notes to consolidated financial statements.

                 WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation--The consolidated financial statements include those of the company and its subsidiaries after elimination of intercompany balances and transactions.

Cash Equivalents--Cash equivalents consist principally of U.S. Treasury bills and commercial paper acquired with remaining maturity periods of ninety days or less and are stated at cost plus accrued interest which approximates market value. The company's investment guidelines limit holdings in commercial paper to $1,000,000 per issuer.

Inventories--Inventories are stated at the lower of cost, using first-in, first-out and average-cost basis, or market. Cost of inventory items is based on purchase and production cost. Long-term contract costs and selling and administrative expenses are excluded from inventory. Progress payments are not netted against inventory.

Property, Plant and Equipment--Property, plant and equipment are stated at cost. Leases which at inception assure the lessor full recovery of the fair market value of the property over the lease term are capitalized. Provision for depreciation and amortization is primarily based on the sum-of-the-years'-digits and declining-balance methods.

Revenue Recognition--Revenue on fixed-price contracts other than long-term contracts is recorded upon shipment or completion of tasks as specified in the contract. Sales and allowable fees under cost-reimbursement contracts are recorded as costs are incurred. Long-term contract sales and cost of goods sold are recognized using the percentage-of-completion method based on the actual physical completion of work performed and the ratio of costs incurred to total estimated costs to complete the contract. Any anticipated losses on contracts are charged to earnings when identified.

Income Taxes--In 1992 the company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109); previously the company had accounted for taxes under SFAS 96 (see Note 7). Under both SFAS 109 and 96, the consolidated statements of income include provisions (benefits) for deferred income taxes using the "liability" method for transactions that are reported in one period for financial accounting purposes and in another period for income tax purposes. State and local income taxes are included in selling and administrative expenses.

Per Share Information--Beginning in 1993 net income per share is computed using the weighted average number of common and common equivalent shares (dilutive stock options) outstanding during the year. The difference between fully diluted earnings per share and primary earnings per share is not significant. Prior to 1993, the computation excluded outstanding stock options as their dilutive effect was not material.

Reclassification--Certain amounts for 1992 and 1991 have been reclassified to conform to the 1993 presentation.


2. RECEIVABLES

Receivables consist of the following (in thousands):


                                               1993              1992
                                             ----------        ----------
U.S. Government long-term contracts:
  Billed ..............................       $ 2,936          $  2,125
  Unbilled  ...........................         4,896             3,560
Commercial long-term contracts:
  Billed ..............................         3,818             2,416
  Unbilled  ...........................        11,917            10,367
                                             ----------        ----------
Total long-term contract receivables ..        23,567            18,468
Other trade receivables ...............        50,404            37,094
                                             ----------        ----------
   Total receivables less allowance of
     $999 in 1993 and $982 in 1992 ....       $73,971           $55,562
                                             ==========        ==========

Unbilled receivables represent revenue recognized for long-term contracts not yet billable based on the terms of the contract. These amounts are billable upon shipment of the product, achievement of milestones, or completion of the contract. Unbilled receivables are expected to be billed and collected within one year. Receivables representing retainage not collectible within one year are not material. There are no significant billed or unbilled receivables subject to future negotiation.

Government contracts have provisions for audit, price redetermination and other profit and cost limitations. Contracts may be terminated without prior notice at the Government's convenience. In the event of such termination, the company may be compensated for work performed, a reasonable allowance for profit, and commitments at the time of termination. The right to terminate for convenience has not had any significant effect on the company's financial position or results of operations.


3. LONG-TERM OBLIGATIONS AND LINES OF CREDIT

Long-term obligations, excluding amounts due within one year, consist of (in thousands):


                                         1993              1992
                                       ----------        ----------
Mortgage ...........................    $ 4,238           $ 5,508
Deferred compensation ..............      4,034             2,898
Environmental remediation ..........     10,257            11,933
Long-term leases ...................      7,934             8,305
                                       ----------        ----------
   Total ...........................    $26,463           $28,644
                                       ==========        ==========

The current portion of long-term obligations is included in current liabilities. The expected maturity amounts are as follows: 1994, $4,102,000; 1995, $1,873,000; 1996, $1,917,000; 1997, $1,964,000, 1998, $2,016,000.

Mortgage--Primarily consists of a mortgage bearing 8-3/4% interest secured by the San Jose, California plant. The annual payments totaling $710,000 continue into the year 2003 and are payable in monthly installments. Based on the borrowing rates currently available to the company for loans with similar terms, the carrying value of the mortgage approximates fair value.

Deferred Compensation--The company has deferred compensation plans covering selected members of management and key technical employees. The purpose is to reward and encourage talented employees to remain with the company.

Environmental Remediation--As discussed in Note 8, the company is obligated to remediate groundwater contamination at the Scotts Valley and Palo Alto facilities. The portion expected to be paid within one year is included in current liabilities.

Leases--Certain long-term leases for plant facilities are treated as capital leases for financial statement purposes. The leases expire during the years 1994 to 2014, however renewal options provide for lease extensions ranging from fifteen to thirty-five years at revised rental terms. The company also has noncancellable operating leases for plant facilities and equipment expiring through 1996. The leases may be renewed for various periods after the initial term. Payment obligations under these capitalized and operating leases as of December 31, 1993 are as follows (in thousands):


                                        CAPITAL        OPERATING
                                         LEASES         LEASES
                                       ----------      ---------
Lease payments:
   1994 ....................            $ 1,156          $1,104
   1995 ....................                848             839
   1996 ....................                848             163
   1997 ....................                848              36
   1998 ....................                848
   Remaining years  ........             16,568
                                       ----------       ---------
Total ......................             21,116          $ 2,142
                                                        ==========
Imputed interest ...........            (12,811)
                                       ---------
Present value of lease payments
  (current portion, $371) ..           $  8,305
                                       =========

Rent expense for property and equipment relating to operating leases is as follows (in thousands):


                                        1993           1992          1991
                                      ---------      ---------     --------
Real property ................        $  1,033       $  1,188       $1,234
Equipment ....................             865            830          929
                                      --------       --------      -------
       Total .................        $  1,898       $  2,018       $2,163
                                      ========       ========      =======

Lines of Credit--The company has arranged with certain banks to provide unsecured revolving lines of credit totaling $23,500,000. These agreements are generally renegotiated on an annual basis. No material compensating balances are required or maintained. Borrowings under these facilities generally bear interest at prime rate, which was 6 percent in 1993.
The lines of credit were substantially unused during the year. The amount of outstanding letters of credit and other guarantees, which may reduce the company's available lines, totaled $4,230,000 at December 31, 1993.


4. SHAREOWNERS' EQUITY

Stock Repurchase Program--The Board of Directors has authorized the company to repurchase a maximum of 1,500,000 shares of company stock. Approximately 936,000 shares have been repurchased through December 31, 1993.

Common Share Purchase Rights--For each share of company common stock outstanding, one Common Share Purchase Right is attached. The Rights expire October 20, 1996, and may be redeemed by the company for $.01 per Right at any time prior to 15 days after an entity acquires 20% or more of the company's common stock. The Rights become exercisable if an entity acquires 20% or more of the company's outstanding common stock, or announces an offer which would result in such entity acquiring 30% or more of the company's common stock. When exercisable, the Rights trade separately from the common stock and entitle a holder to buy one share of the company's common stock for $160. If the company is subsequently involved in a merger or other business combination, each Right will entitle its holder to buy a number of shares of common stock of the surviving company having a market value of twice the $160 exercise price. The Rights also provide for protection against self-dealing transactions by a controlling shareowner.

Stock Option Plans--The Employee Stock Option Plan provides for grants of nonqualifying and incentive stock options to certain key employees and officers. The options are granted at the market price on date of grant and expire at the tenth anniversary date. One-third of the options granted are exercisable in each of the third, fourth and fifth succeeding years. The Plan allows those employees who are subject to the insider trading restrictions certain limited rights to receive cash in the event of a change in control. Shares issued are net of retirement of shares used in payment for options exercised. In addition, the Plan permits the award of restricted stock rights subject to a fixed vesting schedule. The holder of vested restricted stock has certain dividend, voting, and other shareowner rights. No restricted stock awards have been made through December 31, 1993.

The Nonemployee Directors Stock Option Plan provides for a fixed schedule of options to be granted through 1998. Options granted are exercisable similarly to the Employee Stock Option Plan. The total number of shares to be issued under this plan may not exceed 200,000 shares. Included in the tables below, 17,640 option shares were granted at $12.88 in 1993 and 19,080 option shares were granted at $10.00 in 1992.


   1993                            SHARES                PRICE
- ----------                        ----------          ----------
Granted ......................     449,640         $12.38 to $24.50
Exercised ....................      87,945         $13.00 to $21.00
Terminated  ..................     154,167
At December 31:
  Outstanding ................   1,869,412         $ 9.63 to $36.75
  Exercisable ................   1,058,700
  Reserved for future grants .   1,657,230

   1992                            SHARES                PRICE
- ----------                       ----------           ------------
Granted ......................     556,080         $ 9.25 to $10.75
Exercised ....................      19,270         $ 8.88 to $10.17
Terminated  ..................     161,524
At December 31:
  Outstanding ................   1,661,884         $ 9.63 to $36.75
  Exercisable ................     711,046
  Reserved for future grants .   1,952,703


5. RESTRUCTURING

During 1991, the company took actions resulting in restructuring charges totaling $12,251,000 associated with the consolidation and closure of facilities. Such actions included reductions in work force and consolidation of product lines required to concentrate on core markets. Charges incurred were primarily related to severance pay and write-down of assets.


6. OTHER INCOME (EXPENSE)--NET

In 1991 the company received and reviewed various audit reports and claims asserted by the Defense Contract Audit Agency (DCAA) for contracts completed in prior years. Although the company believes it has meritorious defenses, provisions totaling $2,500,000 were recorded for these claims in 1991.


7. INCOME TAXES

In 1992 the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) which permits recognition of tax benefits for certain temporary differences that could not be recognized under SFAS 96. Under SFAS 109, deferred tax assets are recognized when management believes realization of future tax benefits of temporary differences is more likely than not. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates, whereas SFAS 96 gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. The cumulative effect of this accounting change increased deferred tax assets at January 1, 1992 and first quarter 1992 net income by $5,438,000 or 72 cents per share. As permitted by SFAS 109, the income tax provision for 1991 has not been restated. The provision (benefit) for Federal and foreign income taxes consists of the following (in thousands):


                               1993             1992            1991
                            ----------       ----------      ----------
Current ..................  $   6,325        $  3,262        $  (2,665)
Deferred .................     (1,075)         (1,012)          (3,660)
                            ----------       ----------      ----------
       Total .............  $   5,250        $  2,250        $  (6,325)
                            ==========       ==========      ==========


Deferred tax assets (liabilities) are comprised of the following at December 31 (in thousands):


                                        1993           1992           1991
                                     ----------      ----------    ----------
Capitalized leases ...................$   675        $   736        $    786
Deferred compensation ................  3,357          2,055           2,291
Loss accruals  .......................  5,423          5,919           4,762
Environmental remediation ............  4,034          4,601           5,134
Uniform capitalization  ..............  1,055            929             844
Vacation accrual .....................  1,744          1,698           1,656
Unusable tax benefits under SFAS 96 ..                                (5,438)
Other ................................    454            211              20
                                     ----------      ----------     ---------
   Gross deferred tax assets.........  16,742         16,149          10,055
                                     ----------      ----------     ---------
Depreciation  .......................  (1,413)        (1,910)         (2,267)
Other ...............................    (404)          (389)           (388)
                                     ----------      ----------     ---------
   Gross deferred tax liabilities....  (1,817)        (2,299)         (2,655)
                                     ----------      ----------     ---------
Net deferred tax asset .............. $14,925        $13,850         $ 7,400
                                     ==========      ==========    ==========


The differences between the effective income tax rate and the statutory Federal income tax rate are as follows:
                                       1993         1992         1991
                                     ----------   ----------   ----------
Statutory Federal tax rate ...........  35.0%       34.0%         34.0%
   FSC ...............................  (7.4)       (7.8)          3.5
   Deferred tax changes .............                            (14.7)
   Foreign subsidiary losses ........    1.8         3.1
   Other .............................   1.8         1.9           (.8)
                                     ----------   ----------   ----------
Effective rate  .....................   31.2%       31.2%         22.0%
                                     ==========   ==========   ==========


Deferred tax changes in 1991 resulted primarily from loss provisions for which no tax benefit was recognized under SFAS 96. Domestic state and local income taxes included in selling and administrative expenses totaled $1,257,000 in 1993, $640,000 in 1992, and $265,000 in 1991. Foreign operation amounts represent less than 5% of totals.

The Omnibus Budget Reconciliation Act of 1993 (the Act) became effective on August 10, 1993. The provisions of the Act did not have a material effect on the company's deferred taxes or its results of operations.


8. ENVIRONMENTAL REMEDIATION AND OTHER CONTINGENCIES

In 1991, the company completed negotiations with the Environmental Protection Agency (EPA) for a consent decree, which was subsequently lodged in U.S. District Court. The agreement requires the company to complete restoration and thereafter maintain the groundwater quality at the Scotts Valley Plant. In a separate action, the California Environmental Protection Agency issued a letter challenging the company's position that the source of subsurface contamination originated outside of company facilities in Palo Alto and directed the company to revise its remedial investigation/feasibility study. The state further directed the company to clean up certain contamination under the company facilities irrespective of the origin thereof; and to coordinate remedial efforts among the potential responsible parties cited in a 1988 regional remedial action order. The company recorded a provision totaling $15,000,000 for estimated costs to comply with the consent decree on the Scotts Valley Plant site and for estimated costs necessary to fully investigate, develop, and implement the remedial actions at the Palo Alto Plant site. The provision was not reduced by any potential recoveries from insurers or other responsible parties.

The ultimate cost of restoring the sites cannot be predicted with certainty. Additional uncertainty exists with the Palo Alto site since the extent of the contamination and the respective share of each potential responsible party has not yet been conclusively determined. Technological advances and developments may also affect the future costs of the restoration efforts. Moreover, the company will continue to vigorously pursue recovery from its insurers and other responsible parties. The company believes adequate provisions have been taken to cover the expected expenditures associated with the known environmental actions at this time.

In addition to the above environmental matters and pending government claims discussed in Note 6, the company is involved in various legal actions which arose in the ordinary course of its business activities. Except for the provisions noted above and in Note 6, the company believes the final resolution of these matters should not have a material impact on its results of operations and financial position.


9. EMPLOYEE BENEFIT PLANS

Profit Sharing Investment Plan--The Watkins-Johnson Employees' Profit Sharing Investment Plan conforms to the requirements of ERISA and the Internal Revenue Code as a qualified defined contribution plan. The Plan covers substantially all employees and provides that the company's contribution equal 9% of the net pretax earnings and be funded each year. The amount charged to income was $1,945,000 in 1993, $906,000 in 1992, and $0 in 1991.

Employee Stock Ownership Plan (ESOP)--To encourage employee participation and long-term ownership of company stock, an ESOP was implemented on January 1, 1991. The Board determines each year's contribution depending on the performance and financial condition of the company. The Board approved a contribution equal to 1% of eligible employee compensation for 1993, 1992, and 1991, which resulted in charges to income of $887,000, $900,000, and $910,000, respectively. The ESOP is a qualified defined contribution plan under the similar employment and regulatory requirements as the Profit Sharing Investment Plan.


10. BUSINESS SEGMENT REPORTING

The company operates in three industry segments. Operations in the Electronics (formerly Defense) segment include the design, development, manufacture and sale of advanced electronic systems and devices for military, space, and commercial applications. Operations in the Semiconductor Equipment (formerly Commercial) segment involve the development, production, sales and service of chemical-vapor-deposition equipment for the manufacture of semiconductor products and flat-panel displays. The Environmental Services operations provide technical consulting services ranging from the exploration, development and utilization of groundwater resources to the detection and remediation of contaminated sites.

The U.S. Government is a significant customer for the Electronics and Environmental Services segments. Hughes Aircraft Company is a significant customer for the Electronics segment. Sales to U.S. Government agencies and Hughes Aircraft Company totaled $63,000,000 and $41,000,000 in 1993; $70,000,000 and $28,000,000 in 1992; $71,000,000 and $25,000,000 in 1991, respectively.

Operations by business segment are as follows (in thousands):
                                               YEAR ENDED DECEMBER 31, 1993
                                 ----------------------------------------------------------------
                                                PRE-TAX     YEAR-
                                                INCOME       END       CAPITAL
                                   SALES        (LOSS)      ASSETS     ADDITIONS    DEPRECIATION
                                  --------     --------   ----------   ----------   -------------
Electronics  ...................  $201,410     $ 7,196     $108,030      $4,833        $6,661
Semiconductor Equipment ........    80,725      10,591       49,012       4,299         2,786
Environmental Services..........     5,536        (905)       3,923          84           228
Eliminations ...................    (1,381)         44
Corporate ......................                             59,663         498           286
                                 ----------    --------    ---------     ------       -------
Income from operations..........                16,926
Other income (expense)--net ....                   (80)
                                 ----------    --------    ---------     ------       -------
    Total ......................  $286,290     $16,846     $220,628      $9,714        $9,961
                                 ==========   =========    =========     ======       =======


                                               YEAR ENDED DECEMBER 31, 1992
                                 ----------------------------------------------------------------
Electronics  ...................  $200,279      $9,414     $112,097      $3,277        $8,035
Semiconductor Equipment ........    55,206        (462)      24,829       1,798         3,011
Environmental Services .........    10,490      (1,183)       5,633          91           166
Eliminations ...................    (1,575)        (43)
Corporate ......................                             63,531          40            93
                                 ----------    --------    ---------     ------       -------
Income from operations .........                 7,726
Other income (expense)--net ....                  (513)
                                 ----------    --------    ---------     ------       -------
    Total ......................  $264,400    $  7,213     $206,090      $5,206       $11,305
                                 ==========   =========    =========     ======       =======


                                                YEAR ENDED DECEMBER 31, 1991
                                 ----------------------------------------------------------------
Electronics  ...................  $200,550    $  2,954     $120,333      $5,566       $ 8,921
Semiconductor Equipment ........    67,460     (11,459)      35,184       4,021         2,845
Environmental Services .........    10,912      (1,707)       4,329         291           156
Eliminations ...................    (1,382)       (134)
Corporate ......................                             52,733          11            23
                                 ----------    --------    ---------     ------       -------
Loss from operations ...........               (10,346)
Other income (expense)--net ....               (18,378)
                                 ----------    --------    ---------     ------       -------
    Total ......................  $277,540    $(28,724)    $212,579      $9,889      $11,945
                                 ==========   =========    =========     ======       =======

Corporate assets consist primarily of cash and equivalents. Intersegment sales were transferred based on negotiated prices.

Sales by geographic area are as follows (in thousands):


                                   1993             1992           1991
                                 ----------       ----------     ----------
United States ..................  $193,075         $199,611      $ 193,298
Export sales:
  Europe .......................    20,830           12,266         14,704
  Far East .....................    44,970           26,548         42,143
  Other ........................    15,652           11,311         14,294
  European foreign operations ..    11,763           14,664         13,101
                                 ----------       ----------    ----------
     Total .....................  $286,290         $264,400      $ 277,540
                                 ==========       ==========    ==========

Foreign operations' sales and identifiable assets are less than ten percent of consolidated totals.


11. QUARTERLY FINANCIAL DATA-UNAUDITED

Unaudited quarterly financial data are as follows (in thousands, except per share amounts):


                                         YEAR ENDED DECEMBER 31
                                 ------------------------------------------
1993 QUARTERS                      1ST           2ND       3RD        4TH
- --------------                  --------       -------  --------   --------
Sales ...........................$67,083       $68,216   $72,708   $78,283
Gross profit  ................... 22,147        23,250    25,462    30,682
Net income ......................  1,370         2,652     3,512     4,062
Net income per share ............   $.18          $.33      $.42      $.52


1992 QUARTERS                      1ST          2ND      3RD        4TH
- --------------                   --------      -------  --------  --------
Sales .......................... $63,049       $66,984   $68,478   $65,889
Gross profit ...................  21,851        23,973    23,629    21,131
Net income .....................   6,913(a)        754     1,368     1,366
Net income per share ...........    $.92(a)       $.10      $.18      $.18
- ----------
(a) The first quarter of 1992 includes a tax benefit of $5,438 or 72 cents per share due to the cumulative effect of an accounting change (see Note 7).

                           REPORT OF MANAGEMENT

The consolidated financial statements of Watkins-Johnson Company and subsidiaries were prepared by management, which is responsible for their integrity and objectivity. The statements were prepared in conformity with generally accepted accounting principles and, as such, include amounts that are based on the best judgments of management.

The system of internal controls of the company is designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and are reported properly. Perhaps the most important safeguard for shareowners is the company's emphasis in the selection, training and development of professional accounting managers to implement and oversee the proper application of its internal controls and the reporting of management's stewardship of corporate assets and maintenance of accounts in conformity with generally accepted accounting principles.

Deloitte & Touche, independent auditors, are retained to provide an objective, independent review as to management's discharge of its responsibilities insofar as they relate to the fairness of reported operating results and financial position. They obtain and maintain an understanding of the company's accounting and financial controls, and conduct such tests and related procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements.

The Audit Committee of the Board of Directors, composed solely of Directors from outside the company, meets periodically, separately and jointly, with the independent auditors and representatives of management to review the work of each. The functions of the Audit Committee include recommending the engagement of the independent auditors, reviewing the scope and results of the audit and reviewing management's evaluation of the system of internal controls.





          W. Keith Kennedy                    Scott G. Buchanan
          President and                       Vice President and
           Chief Executive Officer             Chief Financial Officer

                       INDEPENDENT AUDITORS' REPORT

The Shareowners and Board of Directors
 of Watkins-Johnson Company:

We have audited the accompanying consolidated balance sheets of Watkins-Johnson Company and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all materials respects, the financial position of Watkins-Johnson Company and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

In 1992, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as described in Note 7 to the consolidated financial statements.



February 4, 1994

Deloitte & Touche
San Francisco, California

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


   Not applicable.


                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item concerning the company's directors is shown under the caption "Election of Directors" in the company's definitive proxy statement filed with the Commission pursuant to Regulation 14A.

   The information relating to the company's executive officers is presented in Part I of this Form 10-K under the caption "Executive Officers of the Registrant".


ITEM 11. EXECUTIVE COMPENSATION

   See this caption in the definitive proxy statement which the company has filed with the Commission pursuant to Regulation 14A.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   This information is shown under the captions "Security Ownership of Certain Beneficial Owners & Management" in the company's definitive proxy statement filed with the Commission pursuant to Regulation 14A.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information concerning certain business relationships is shown under the caption "Executive Compensation" in the definitive proxy statement which the company has filed with the Commission pursuant to Regulation 14A.
There were no transactions with management for which disclosure would be required by Item 404 of Regulation S-K.

                               PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                  PAGE
                                                                  ----

(a)1.    Consolidated Financial Statements
         Consolidated Statements of Operations
         For the Years Ended December 31, 1993, 1992 and 1991       7

         Consolidated Balance Sheets
         December 31, 1993 and 1992                                 8

         Consolidated Statements of Shareowners' Equity
         For the Years Ended December 31, 1993, 1992 and 1991       9

         Consolidated Statements of Cash Flows
         For the Years Ended December 31, 1993, 1992 and 1991      10

         Notes to Consolidated Financial Statements               11-18

         Report of Management                                      19

         Independent Auditors' Report                              20

   2. Financial Statement Schedules
                                                                      PAGE
                                                                      ----
  Independent Auditors' Report........................................ 24
  I      Marketable Securities as of December 31, 1993................ 25
  VIII   Valuation and Qualifying Accounts and Reserves
         For the Years Ended December 31, 1993, 1992 and 1991......... 26
  IX     Short-Term Borrowings For the Years Ended
         December 31, 1993, 1992 and  1991.............................27
  X      Supplementary Income Statement Information For the
         Years Ended December 31, 1993, 1992 and  1991.................28


Schedules not listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or in the notes thereto.


3. Exhibits

A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits. The exhibits are numbered according to Item 601 of Regulation S-K. Exhibits incorporated by reference to a prior filing are designated by an asterisk.
  ----------
  (b) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

  (c) The exhibits required to be filed by Item 601 of Regulation S-K are the same as Item 14(a)3 above.

  (d) Financial statement schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or in the notes thereto.

                            SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                WATKINS-JOHNSON COMPANY
                                     -----------------------------------------
                                                    (Registrant)


Date: March 25, 1994                  By      /s/   DEAN A. WATKINS
                                         -------------------------------------
                                                   DEAN A. WATKINS
                                                CHAIRMAN OF THE BOARD


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                                    TITLE                                    DATE
         ------------                                  -------                                  -----
 Principal Executive Officer:

 /s/  W. KEITH KENNEDY, JR.           President and Chief Executive Officer                   March 25, 1994
 ----------------------------------
      W. KEITH KENNEDY, JR.


 Principal Financial and Accounting Officer:

 /s/   SCOTT G. BUCHANAN               Vice President and Chief Financial Officer             March 25, 1994
 ----------------------------------
       SCOTT G. BUCHANAN

 /s/   H. RICHARD JOHNSON                            Director                                 March 25, 1994
 ----------------------------------
       H. RICHARD JOHNSON

 /s/    JOHN J. HARTMANN                             Director                                 March 25, 1994
 -----------------------------------
        JOHN J. HARTMANN

 /s/  RITA RICARDO-CAMPBELL                          Director                                 March 25, 1994
 -----------------------------------
      RITA RICARDO-CAMPBELL

 /s/    JACK L. SHEPARD                              Director                                 March 25, 1994
 -----------------------------------
        JACK L. SHEPARD

 /s/    VON R. ESHLEMAN                              Director                                 March 25, 1994
 -----------------------------------
        VON R. ESHLEMAN

 /s/   RAYMOND F. O'BRIEN                            Director                                 March 25, 1994
 -----------------------------------
       RAYMOND F. O'BRIEN

 /s/    WILLIAM R. GRAHAM                            Director                                 March 25, 1994
 -----------------------------------
        WILLIAM R. GRAHAM


                INDEPENDENT AUDITORS' REPORT



Watkins-Johnson Company:


We have audited the consolidated financial statements of Watkins-Johnson Company and subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated February 4, 1994, which report includes an explanatory paragraph as to an accounting change in 1992 to adopt Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," such consolidated financial statements and report are included in Item 8 of this annual report on Form 10-K. Our audits also included the consolidated financial statement schedules of Watkins-Johnson Company and subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



February 4, 1994

Deloitte & Touche
San Francisco, California

                                                                    SCHEDULE I

                 WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                           MARKETABLE SECURITIES
                          AS OF DECEMBER 31, 1993

                                                                                            AMOUNT AT WHICH EACH
                                                                                            PORTFOLIO OF EQUITY
                                                                            MARKET VALUE    SECURITY ISSUES AND
                                              PRINCIPAL                     OF EACH ISSUE   EACH OTHER SECURITY
        NAME OF ISSUER AND                 AMOUNT OF BONDS    COST OF       AT BALANCE      ISSUE CARRIED IN THE
        TITLE OF EACH ISSUE(1)                AND NOTES     EACH ISSUE(2)   SHEET DATE      BALANCE SHEET(2)
        ------------------------           ---------------  -------------  --------------  ---------------------
United States Government Securities .........$ 8,000,000     $7,975,491    $7,975,491           $ 7,975,491
Banka CRT  ..................................  1,000,000        999,550       999,550             999,550
Merrill Lynch ...............................  1,000,000        999,551       999,551             999,551
Bank of Nova Scotia .........................  1,000,000        999,641       999,641             999,641
Alloman Funding  ............................  1,000,000        998,917       998,917             998,917
Premium Funding .............................  1,000,000        999,368       999,368             999,368
WMC Finance, Ltd. ...........................  1,000,000        998,736       998,736             998,736
Beta Finance ................................  1,000,000        998,736       998,736             998,736
New Center Asset Trust ......................  1,000,000        998,736       998,736             998,736
Pacific Energy Fund .........................  1,000,000        998,104       998,104             998,104
Receivables Capital .........................  1,000,000        997,517       997,517             997,517
Hitachi America, Ltd.........................  1,000,000        997,067       997,067             997,067
Nissan Capital America ......................  1,000,000        996,975       996,975             996,975
Premium Funding .............................  1,000,000        997,067       997,067             997,067
AGA Capital, Inc. ...........................  1,000,000        996,723       996,723             996,723
A & Z Delaware ..............................  1,000,000        995,118       995,118             995,118
Mitsui Leasing ..............................  1,000,000        995,089       995,089             995,089
American Trading & Production................  1,000,000        995,103       995,103             995,103
Creative Capital Corporation.................  1,000,000        994,461       994,461             994,461
Lehman Holdings .............................  1,000,000        994,510       994,510             994,510
CIC Finance Delaware, Inc. ..................  1,000,000        994,417       994,417             994,417
JAL Capital Corporation .....................  1,000,000        993,583       993,583             993,583
AIG Funding, Inc. ...........................  1,000,000        993,937       993,937             993,937
Frontier Funding Corporation.................  1,000,000        993,765       993,765             993,765
New Center Asset Trust ......................  1,000,000        993,511       993,511             993,511
APRECO, Inc. ................................  1,000,000        993,287       993,287             993,287
Old Republic Capital Corporation ............  1,000,000        993,463       993,463             993,463
Abacus Funding Corporation  .................  1,000,000        992,417       992,417             992,417
Pioneer Electronics Capital, Inc.............  1,000,000        992,778       992,778             992,778
Sanwa Business Credit, Corp..................  1,000,000        992,576       992,576             992,576
Mitsubishi International Corporation ........  1,000,000        991,017       991,017             991,017
                                             -----------    -----------   ------------        ------------
   Total ....................................$38,000,000    $37,851,211   $37,851,211         $37,851,211(3)
                                             ===========    ===========   ============        ============

- ----------
(1) Commercial securities listed are all short-term debt obligations.
(2) Stated at acquisition cost plus accrued interest as of December 31, 1993.
(3) Included in Cash and Equivalents on Consolidated Balance Sheet for the year ended December 31, 1993.

                                                                  Schedule VIII

                 WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                      BALANCE AT  CHARGED TO                BALANCE AT
                      BEGINNING   COSTS AND                    END OF
DESCRIPTION           OF PERIOD    EXPENSES   DEDUCTIONS(1)  PERIOD(2)
- ----------            ----------  ----------  -------------  ----------
1993
Allowance for
doubtful accounts ....$982,244    $ 21,420       $ 4,666      $ 998,998
                      ==========  ==========     ========     ==========

1992
Allowance for
doubtful accounts ....$965,989    $ 24,550       $ 8,295      $ 982,244
                      ==========  ==========     =======      ==========

1991
Allowance for
doubtful accounts ....$617,772    $351,817       $ 3,600      $ 965,989
                      ==========  ==========     =======      =========
- ----------
(1) Write-off of uncollectible accounts.
(2) Reduction to accounts receivable.

                                                              SCHEDULE IX

                 WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                          SHORT-TERM BORROWINGS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                          WEIGHTED                                                    WEIGHTED
           CATEGORY OF      BALANCE AT    AVERAGE        MAXIMUM AMOUNT       AVERAGE AMOUNT           AVERAGE
           SHORT-TERM       AT END OF    INTEREST RATE   OUTSTANDING AT        OUTSTANDING         INTEREST RATE
           BORROWINGS       PERIOD       AT YEAR END      ANY MONTH END     DURING THE YEAR(1)   DURING THE YEAR(1)
           -----------     ------------  --------------  ---------------   -------------------   ------------------
1993
Bank notes payable........ $204,000         8.5%          $4,051,000        $  372,000                  4.8%

1992
Bank notes payable ....... $   --           --            $1,675,000        $1,048,000                 16.6%

1991
Bank notes payable........ $343,000        11.7%          $1,160,000        $  675,000                 13.5%

- ----------
(1) The average amount outstanding during the year and the related weighted average interest rate were computed based on the estimated daily balances. Interest paid was primarily related to foreign loans.

                                                                   SCHEDULE X

                 WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

               SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                              CHARGED TO COSTS AND EXPENSES
                                         -------------------------------------
             ITEM                           1993         1992         1991
           ----------                    ----------   ----------   ----------
1. Maintenance and repairs  .............$3,788,406   $4,652,897   $6,553,973
2. Depreciation and amortization of
   intangible assets .....................   (1)         (1)           (1)
3. Taxes, other than payroll and
   income taxes ..........................   (1)         (1)           (1)
4. Royalties .............................   (1)         (1)           (1)
5. Advertising costs .....................   (1)         (1)           (1)
- ----------
(1) Expense did not exceed 1% of sales.

                               EXHIBIT INDEX


  EXHIBIT
  NUMBER                                DESCRIPTION
- ----------                              ------------
  3-a ...... *Articles of Incorporation of Watkins-Johnson Company, as amended
             May 8, 1989.

  3-b ...... *By-Laws of Watkins-Johnson Company, as amended April 27, 1989
             (Exhibit 3-b to Form 10-K for 1980, Commission File No. 1-5631).

  10........ Material Contracts:

  10-a...... *Lease and Agreement between Lindco Properties Company and
             Watkins-Johnson Company commencing May 1, 1969 (Exhibit (b) I to Form 10-K for 1969, Commission File No. 2-22436).

  10-b ..... *Lease and Agreement between Morrco Properties Company and
             Watkins-Johnson Company dated October 31, 1975 (Exhibit 2(c) to Form 10-K for 1976, Commission File No. 1-5631).

  10-c...... *Lease and Agreement between Danac Real Estate Investment
             Corporation and Watkins-Johnson Company (Exhibit 6 to Form 10-K for 1972, Commission File No. 2-22436) and the amendments thereto (Exhibit 1(b) to Form 10-K for 1976, Commission File No. 1-5631).

  10-d...... *Building and Loan Agreement and Deed of Trust Note between
             Danac Real Estate Investment Corporation and Watkins-Johnson Company (Exhibit 7 to Form 10-K for 1972, Commission File No. 2-22436).

  10-e ..... *Promissory Note and Deed of Trust Agreement
             entered into between the New England Mutual Life Insurance Company and Watkins-Johnson Company dated May, 1978 (Exhibit 2 to Form 10-K for 1978, Commission File No. 1-5631).

  10-f...... *Promissory Note and Deed of Trust entered into by the Wake County
             Industrial Facilities and Pollution Control Financing Authority, the NCNB National Bank of North Carolina and Watkins-Johnson Company dated December 28, 1984 (Exhibit 10-f to Form 10-K for 1984, Commission File No. 1-5631).

 10-g .......*Deferred Compensation Plan effective November 29, 1979 (Exhibit
             10-g to Form 10-K for 1984, Commission File No. 1-5631).

 10-h .......*Key Top-Management Incentive Bonus Plan Summary (Exhibit 10-h to
             Form 10-K for 1985, Commission File No. 1-5631).

 10-i .......*Employment Agreement Form, in effect for those employees listed in the company's definitive proxy statement filed with the Commission pursuant to Regulation 14A (Exhibit 10-i to Form 10-K for 1984, Commission File No. 1-5631).

 10-j .......*Deferred Compensation Plan effective November 29, 1979 as amended
             March 31, 1986 (Exhibit 10-j to Form 10-K for 1986, Commission File No. 1-5631).

 10-k .......*Lease and Agreement between Seagate Technology and Watkins-Johnson
             Company dated September 19, 1986 (Exhibit 10-k to Form 10-K for 1986, Commission File No. 1-5631).

 10-k(1) ....*Termination of Lease and Agreement between Seagate Technology and
             Watkins-Johnson Company dated September 22, 1987 (Exhibit 10-k(1) to Form 10-K for 1987, Commission File No. 1-5631).

 10-l .......*Severance Agreement Form, in effect for those employees listed in the company's definitive proxy statement filed with the Commission pursuant to Regulation 14A (Exhibit 10-l to Form 10-K for 1986, Commission File No. 1-5631).

 10-m .......*Form of Rights Agreement between Watkins-Johnson Company and Bank of America National Trust and Savings Association (Exhibit 4 to the 1986 Third Quarter Form 10-Q, Commission File No. 1-5631).

 10-n .......*Watkins-Johnson Company 1976 Stock Option Plan, as amended
             September 28, 1987 (Appendix A to the company's definitive proxy statement dated March 1, 1988 filed with the Commission pursuant to Regulation 14A).

 10-o .......*Watkins-Johnson Company 1989 Stock Option Plan for nonemployee directors (Appendix A to the company's definitive proxy statement dated February 28, 1990 filed with the Commission pursuant to Regulation 14A).

 10-p .......*Watkins-Johnson Company 1976 Stock Option Plan amended and renamed as the 1991 Stock Option and Incentive Plan (Appendix A to the company's definitive proxy statement dated February 28, 1991 filed with the Commission pursuant to Regulation 14A).

 11 .........Statement re Computation of Per Share Earnings.

 21 .........Subsidiaries of Watkins-Johnson Company.

 23 .........Consent of Independent Auditors.