Form 10-Q
period 1994-04-01
WATKINS JOHNSON CO
filed 1994-04-28
CIK 105006

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ___________


    /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 1994

                                       OR


          / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                         Commission file number 1-5631

                     		WATKINS-JOHNSON COMPANY
                ------------------------------------------------------
            	(Exact name of registrant as specified in its charter)




         	CALIFORNIA	                      94-1402710
- - -------------------------------------------------------------------------------
	(State or other jurisdiction of	           (I.R.S. Employer
	incorporation or organization)	          Identification No.)



    3333 Hillview Avenue, Palo Alto, California 	94304-1223
- - -------------------------------------------------------------------------------
  (Address of principal executive offices)	        (Zip Code)


                           (415) 493-4141
               ---------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X  .  No    .
                          ------      -----


Common stock, no par value, outstanding as of April 1, 1994	7,192,384 shares

                         PART I - FINANCIAL INFORMATION


Item 1.	Financial  Statements

The interim financial statements are unaudited; however, the company believes that all adjustments necessary to a fair statement of results for such interim periods have been included. The results for the three months ended April 1, 1994, are not necessarily indicative of the results for the full year 1994.

Supplementary information to the financial statements:

	A dividend of twelve cents per share was declared and paid during the first quarter of 1994 and 1993.

        Net income per share is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding during the period. The difference between fully diluted earnings per share and primary earnings per share is not significant, see Exhibit 11.

The consolidated financial statements required by Rule 10-01 of Regulation S-X are included in this report beginning on the next page.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS*


                                           For the Periods Ended April 1, 1994
                                                             and April 2, 1993
                                                            Three Months Ended
- - -------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)          1994            1993
- - -------------------------------------------------------------------------------
Sales                                                   $81,058        $67,083
- - -------------------------------------------------------------------------------
Costs and expenses:
        Cost of goods sold                               51,448         44,936
        Selling and administrative                       15,553         14,001
        Research and development                          8,824          6,041
- - -------------------------------------------------------------------------------
                                                         75,825         64,978
- - -------------------------------------------------------------------------------
Income from operations                                    5,233          2,105
Interest and other income (expenses) -- net:                393            187
Interest expense                                           (297)          (306)
- - -------------------------------------------------------------------------------
Income before Federal and foreign income taxes            5,329          1,986
Federal and foreign income taxes                         (1,705)          (616)
- - -------------------------------------------------------------------------------
Net income                                               $3,624          $1,370
===============================================================================
Net income per share                                       $.45          $ . 18
- - -------------------------------------------------------------------------------
(Average common and equivalent shares: 1994-7,980,000 shares, 1993-7,555,000)

*Unaudited

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                    As of April 1, 1994 and December 31, 1993
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)


	                                          1994*           1993
ASSETS                                         ------------     ---------

Current assets:
	Cash and equivalents	                $  35,252	$  49,081
	Receivables	                           71,302	   55,562
	Inventories:
          Raw materials and parts	            9,859	    6,029
	  Work in process                          31,661	   29,290
	  Finished goods                	    1,580	    2,172
	Other	                                   12,516	   11,109
        -----------------------------------------------------------------
        Total current assets	                  162,170	  153,243

        -----------------------------------------------------------------
Property, plant and equipment	                  167,185	  163,019
	Accumulated depreciation and amortization(120,935)	 (115,908)
        -----------------------------------------------------------------
	Property, plant and equipment - net	   46,250	   47,111
        -----------------------------------------------------------------
	Other assets	                            5,005	    5,736
        -----------------------------------------------------------------
                                                 $213,425	 $206,090
        =================================================================

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
	Payables                                $  15,938	$ 10,950
	Accrued liabilities	                   46,484	  41,441
        -----------------------------------------------------------------
        Total current liabilities	           62,422	  52,391
        -----------------------------------------------------------------

Long-term obligations	                           25,305	  28,644
- - -------------------------------------------------------------------------
Shareowners' equity:
	Common stock, no par value	           10,989	   7,839
	Retained earnings               	  114,709        117,216
        -----------------------------------------------------------------
	Total shareowners' equity	          125,698	 125,055
        -----------------------------------------------------------------
                                                 $213,425	$206,090
        =================================================================

*Unaudited

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS*

                                           For the Periods Ended April 1, 1994
                                                             and April 2, 1993
                                                            Three Months Ended
- - --------------------------------------------------------------------------------
(Dollars in thousands)	        	                1994	        1993
- - --------------------------------------------------------------------------------
OPERATING ACTIVITIES:

     Net income      			                $3,624	        $1,370
     Reconciliation of net income to cash flows:
	Depreciation and amortization		         2,334	         2,586
	Net changes in:
	  Receivables		                         2,668	       (10,795)
	  Inventories		                        (5,954)	        (2,147)
	  Other assets		                           100	           385
	  Accruals and payables		                 1,396	         3,857
- - --------------------------------------------------------------------------------
	Net cash provided (used) by operating activities 4,168	        (4,744)
- - --------------------------------------------------------------------------------

INVESTING ACTIVITIES:
	Additions of property, plant and equipment	(1,789) 	(1,506)
	Other		                                    56
- - --------------------------------------------------------------------------------
	Net cash used in investing activities		(1,733)	        (1,506)

FINANCING ACTIVITIES:
	Proceeds from issuance of common stock		2,855
	Repurchase of common stock		      (13,805)
	Dividends paid                   		 (864)	         (907)
	Other		                                 (409)	         (172)
- - --------------------------------------------------------------------------------
	Net cash used by financing activities	      (12,223)         (1,079)
- - --------------------------------------------------------------------------------

Net decrease in cash and equivalents		      (9,788)	       (7,329)
Cash and equivalents at beginning of period	      45,040	       49,081
- - --------------------------------------------------------------------------------
Cash and equivalents at end of period		     $35,252	      $41,752
================================================================================


*Unaudited

                         PART I - FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
   of Operations

Financial Condition: The company's financial condition continued to be healthy. Cash and equivalents decreased $9.8 million from $45,040 million to $35,252 million mostly due to stock repurchases and increased working capital needs.
For the balance of 1994, the company expects its operations to generate sufficient cash to fund its anticipated growth, product development, and stock repurchase program. In addition, the company has the ability to augment its cash needs with readily available external financing.

Stock Repurchase: During the first quarter, the company repurchased more than 500,000 shares of stock and completed the 1.5-million-share repurchase program approved by the board of directors in 1987 and amended in 1990. On April 4, 1994, the board authorized the repurchase of up to one million additional shares of the company's common stock.

Current Operations: Orders, especially for semiconductor-production equipment, are exceeding expectations. The Semiconductor Equipment Group is increasing manufacturing capacity to keep pace with demand for new 8-inch wafer processing systems. The group also initiated R&D in advanced high-density plasma for late-1990s deposition requirements. The company anticipates that revenue from chemical-vapor-deposition systems will grow by 50% again in 1994. The Electronics Group is achieving planned performance. Watkins-Johnson and two partners were awarded an $11 million Advanced Research Projects Agency contract under the federal Technology Reinvestment Project.

First Quarter 1994 Compared to First Quarter 1993: Electronics sales were up 5% while semiconductor-equipment sales jumped more than 80% from the 1993 levels resulting in the overall company sales increase of approximately 21%. Gross margin increased to 36.5% from prior year's quarter mostly due to improved profitability in Electronics Group and higher volume in the Semiconductor Equipment Group. Selling and administrative expenses increased 11% and within planned levels. Research and development expenses increased as expected and included certain nonrecurring charges associated with the company's initiative in advancing high-density plasma technology. Estimated effective tax rate increased slightly to 32% as a result of the 1993 Omnibus Budget Reconciliation Act. Due to the above factors, first quarter 1994 net income jumped more than 160% compared to the same period in 1993.

                          PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

	At the annual meeting of shareholders held April 9, 1994, shareowners voted on the following:

	Item 1:	Election of Directors:

		Nominee         	For	        Withheld
                --------------------    ---------       --------
		Dean A. Watkins	        6,696,047	105,397
		H. Richard Johnson	6,696,347	105,097
		W. Keith Kennedy	6,784,850	 16,594
		John J. Hartmann	6,785,087	 16,357
		Rita Ricardo-Campbell	6,784,927	 16,517
		Jack L. Shepard	        6,785,572	 15,872
		Von R. Eshleman	        6,785,947	 15,497
		Raymond F. O'Brien	6,694,787	106,657
		William R. Graham	6,786,347	 15,097

	Item 2:	Proposal to ratify the appointment of Deloitte & Touche as the independent auditors of the company for accounting year ending December 31, 1994.

	For	6,779,940	Against	7,492   	Withheld	14,012
               ----------               -----                           ------
Item 6.	Exhibits and Reports on Form 8-K

		a)	A list of the exhibits required to be filed as part of
                this report is set forth in the Exhibit Index, which immediately precedes such exhibits. The exhibits are numbered according to
                Item 601 of Regulation S-K.

		b)	No reports on Form 8-K were required to be filed during
                the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                	WATKINS-JOHNSON COMPANY
                                        -----------------------
                                             (Registrant)



Date	April 28, 1994          	By     /s/ W. Keith Kennedy, Jr.
    ---------------------------            ----------------------------------
                                                   W. Keith Kennedy, Jr.
                                          President and Chief Executive Officer







Date	April 28, 1994  		By   /s/   Scott G. Buchanan
    ---------------------------           -------------------------------------
                                                   Scott G. Buchanan
                                	Vice President, Chief Financial Officer

                                 EXHIBIT INDEX

The Exhibits below are numbered according to Item 601 of Regulation S-K.

	Exhibit
        Number   Exhibit
        ------- ---------
	11	 Statement re Computation of Per Share Earnings.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                   COMPUTATION OF NET INCOME PER COMMON SHARE


                	                	For Three Months Ended
                                        -------------------------------------
                                     	April 1, 1994	       April 2, 1993
                                        --------------         --------------
For primary net income per share:

	Weighted average shares
          outstanding              	7,355,647	        7,554,865

	Equivalent shares -- dilutive
	  stock options -- based on
	  treasury stock method using
	  average market price	          571,466	          167,225
                                        ---------               ---------
	Total		                7,927,113	        7,722,090
                                        =========               =========
For fully diluted net income per share:

	Weighted average shares
       	  outstanding            	7,355,647	        7,554,865

	Equivalent shares -- dilutive
	  stock options -- based on
	  treasury stock method using
	  greater of closing market
	  price or average price	 624,629	         167,225
                                        ---------               ---------
	Total	                       7,980,276	       7,722,090
                                       =========               =========

Net Income	                      $3,624,000	      $1,370,000
                                      ==========              ==========
Primary net income per share                $.45	            $.18
                                            ====                    ====
Fully diluted net income per share	    $.45	            $.18
                                            ====                    ====


This calculation is submitted in accordance with Regulation S-K, Item
601(b)(11).