Form 10-Q
period 1994-07-01
WATKINS JOHNSON CO
filed 1994-08-05
CIK 105006

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 1994

                                       OR

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________________  to  ___________________


                         Commission file number 1-5631


                            WATKINS-JOHNSON COMPANY
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


               CALIFORNIA                                94-1402710
______________________________________________________________________________
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

3333 Hillview Avenue, Palo Alto, California               94304-1223
______________________________________________________________________________
(Address of principal executive offices)                  (Zip Code)

                                 (415) 493-4141
              ____________________________________________________
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X .     No   .
                            ___        ___

Common stock, no par value, outstanding as of July 1, 1994  7,426,428 shares

                         PART I - FINANCIAL INFORMATION


Item 1.	Financial  Statements

  The interim financial statements are unaudited; however, Watkins-Johnson Company believes that all adjustments necessary to a fair statement of results for such interim periods have been included. The results for the six months ended July 1, 1994, are not necessarily indicative of the results for the full year 1994.


  Supplementary information to the financial statements:

     A dividend of twelve cents per share was declared and paid during the second quarter of 1994 and 1993.

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

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS*

              For the periods ended July 1, 1994 and July 2, 1993


                                 Three Months Ended        Six Months Ended
_____________________________________________________________________________
(Dollars in thousands, except per share amounts)
                                   1994      1993          1994        1993
_____________________________________________________________________________
Sales                   	$87,840     $68,216	 $168,898    $135,299
_____________________________________________________________________________
Costs and expenses:
  Cost of goods sold             50,344      44,966       101,792      89,902
  Selling and administrative     20,054      14,046        35,607      28,047
  Research and development        8,600       5,516        17,424      11,557
_____________________________________________________________________________
                                 78,998      64,528       154,823     129,506
_____________________________________________________________________________
Income from operations            8,842       3,688        14,075       5,793
Interest and other income
  (expense) -net                    190         467           583         654
Interest expense                   (306)       (312)         (603)       (618)
_____________________________________________________________________________
Income before Federal and
  foreign income taxes            8,726       3,843        14,055       5,829
Federal and foreign income taxes (2,792)     (1,191)       (4,497)     (1,807)
_____________________________________________________________________________
Net income                       $5,934      $2,652        $9,558      $4,022
=============================================================================
Net income per share	           $.73        $.33	    $1.18	 $.51


(Average number of common and common equivalent shares outstanding: 1994 - 8,124,000 shares, 1993 - 7,898,000 shares)

*Unaudited

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    As of July 1, 1994 and December 31, 1993
_____________________________________________________________________________
(Thousands of dollars)                              1994*          1993
_____________________________________________________________________________
ASSETS

Current assets:
  Cash and equivalents                  	    $35,695	   $45,040
  Receivables                                        72,947         73,971
  Inventories:
    Raw materials and parts                          10,688          7,327
    Work in process                                  34,799         28,014
    Finished goods                                    1,540          1,805
  Other                                              11,401         12,617
_____________________________________________________________________________
  Total current assets                              167,070        168,774
_____________________________________________________________________________

Property, plant and equipment                       170,173        167,857
Accumulated depreciation and amortization          (122,729)      (121,028)
_____________________________________________________________________________
Property, plant and equipment - net                  47,444         46,829
_____________________________________________________________________________

Other assets                                          4,807          5,025
_____________________________________________________________________________
                                        	   $219,321 	  $220,628
=============================================================================


LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Payables                              	   $13,784	   $13,243
  Accrued liabilities                               45,038          47,034
_____________________________________________________________________________
  Total current liabilities                         58,822          60,277
_____________________________________________________________________________
Long-term obligations                               24,909          26,463
_____________________________________________________________________________
Shareowners' equity:
  Common stock                                      15,840           9,106
  Retained earning                                 119,750         124,782
_____________________________________________________________________________
   Total shareowners' equity                       135,590         133,888
_____________________________________________________________________________
                                              	  $219,321	  $220,628
=============================================================================

* Unaudited

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS*

               For the Periods Ended July 1,1994 and July 2, 1993



                                                      Six Months Ended
_____________________________________________________________________________
(Dollars in thousands)                            1994            1993
_____________________________________________________________________________

OPERATING ACTIVITIES:
  Net Income                            	  $9,558	 $4,022
  Reconciliation of net income to cash flows
    Depreciation and amortization                  4,648          5,180
    Net changes in:
      Receivables                                  1,024         (6,510)
      Inventories                                 (9,881)        (2,520)
      Other assets                                 1,391             40
      Accruals and payables                       (2,429)         4,748
_____________________________________________________________________________
  Net cash provided by operating activities        4,311          4,960
_____________________________________________________________________________

INVESTING ACTIVITIES:
  Additions of property, plant and equipment      (5,278)        (4,100)
  Other                                               58            757
_____________________________________________________________________________
  Net cash used in investing activities           (5,220)        (3,343)
_____________________________________________________________________________

FINANCING ACTIVITIES:
  Proceeds from issuance of stock                  7,706              7
  Repurchase of common stock                     (13,805)          (426)
  Dividends paid                                  (1,756)        (1,809)
  Other                                             (581)          (989)
_____________________________________________________________________________
  Net cash used in financing activities           (8,436)        (3,217)
_____________________________________________________________________________
Net decrease in cash and equivalents              (9,345)        (1,600)
Cash and equivalents at beginning of period       45,040         49,081
_____________________________________________________________________________
Cash and equivalents at end of period   	 $35,695	$47,481
=============================================================================


*Unaudited

                         PART I - FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

        FINANCIAL CONDITION: The company continues to be in excellent financial condition. Cash and equivalents decreased $9.3 million from $45.0 to $35.7 million mostly due to cash used for stock repurchases exceeded cash generated by stock issuances from stock option exercises. For the second half of 1994, the company expects sufficient cash will be generated internally to fund its operations. In addition, the company has the ability to augment its cash needs with readily available external financing. At the end of the first half the company had no material commitments or planned investments which would require external financing.

        CURRENT OPERATIONS: Sales and profit for semiconductor-manufacturing equipment continue to exceed planned levels. Long-term prospects appear positive as industry analysts predict that the semiconductor-equipment market will remain healthy. However, it must be recognized that the semiconductor equipment business is cyclical and can change rapidly. Uncertainty increases significantly when projecting demand for semiconductor equipment products more than six months in the future.

        The first-half Electronics Group sales are on plan, and profit is above plan. Efforts to streamline the group's organization continue to contribute to profits. In May, the group consolidated three divisions into two. Operations of the Electronic Systems Division were merged into the Microwave Products Division and the Electronic Equipment Division, previously named the Communication Electronics Technology Division. During the second quarter, the Electronics Group initiated negotiations on a key order in a new business area-- cellular base-station equipment.

        BACKLOG: The firm order backlog on July 1, 1994 was $181,527,000, compared to the $188,851,000 recorded on July 2, 1993. The portion of the current backlog shippable within twelve months is 91 percent, compared to 91 percent one year ago.

        SECOND QUARTER AND SECOND QUARTER YEAR-TO-DATE 1994 COMPARED TO SECOND QUARTER AND SECOND QUARTER YEAR-TO-DATE 1993: Company sales increased more than 25% and were virtually all attributable to the increased volume in the semiconductor-equipment segment. Gross margins improved to above 40% mostly due to the higher volume in the Semiconductor Equipment Group and improved profitability in the Electronics Group. Selling and administrative expenses were within planned levels as higher commissions were paid on increased international sales volume. Research and development expenses were higher as Semiconductor Equipment Group incurred certain nonrecurring charges associated with the high-density plasma initiative. R&D expenses are expected to be above plan for the year although the pace of spending will slow in the second half. Unfavorable foreign exchange rates were the primary reason for the decrease in "Interest and other income (expense) - net". Estimated effective tax rate increased slightly to 32% as a result of the 1993 Omnibus Budget Reconciliation Act. Due to the above combined factors, net income for the second quarter and first half of 1994 more than doubled the 1993 amounts.

                          PART II - OTHER INFORMATION


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

        a) A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits. The exhibits are number according to Item 601 of Regulation S-K

        b)  No reports on Form 8-K were required to be filed during the quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             WATKINS-JOHNSON COMPANY
                                            __________________________
                                                   (Registrant)



Date:     August 1, 1994                 By: /s/  Richard G. Bell for
     --------------------------             ----------------------------
                                                W. Keith Kennedy, Jr.
                                            President and Chief Executive
                                                      Officer


Date:      July 29, 1994                By: /s/    Scott G. Buchanan
     --------------------------            -----------------------------
                                                   Scott G. Buchanan
                                               Vice President and Chief
                                                   Financial Officer

                                 EXHIBIT INDEX


The Exhibits below are numbered according to Item 601 of Regulation S-K.


  Exhibit
  Number            Exhibit
  -------           -------
    11              Statement re Computation of Per Share Earnings.


                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                   COMPUTATION OF NET INCOME PER COMMON SHARE


The following table illustrates the potential dilution of outstanding stock options on net income per share computations:


                                                  Three Months Ended               Six Months Ended
____________________________________________________________________________________________________
                                       July 1, 1994     July 2, 1993    July 1, 1994   July 2, 1993
____________________________________________________________________________________________________

FOR PRIMARY NET INCOME PER SHARE:
  Weighted average shares
    outstanding                          7,345,965        7,531,442       7,350,806      7,543,217
  Equivalent shares --  dilutive stock
    options -- based on treasury
    stock method using average
    market price                           688,971          261,860         675,883        198,211
____________________________________________________________________________________________________
  Total                                  8,034,936        7,793,302       8,026,689      7,741,428
====================================================================================================

FOR FULLY DILUTED NET INCOME PER SHARE:

  Weighted average shares
    outstanding                          7,345,965        7,531,442        7,350,806      7,543,217
  Equivalent shares -- dilutive stock
    options -- based on treasury
    stock method using greater of
    closing market price or average
    price                                  777,634          366,746          755,798        335,238
____________________________________________________________________________________________________
  Total                                  8,123,599        7,898,188        8,106,604      7,878,455
====================================================================================================
Net Income                              $5,934,000       $2,652,000       $9,558,000     $4,022,000
====================================================================================================
Primary net income per share                  $.74             $.34            $1.19           $.52
====================================================================================================
Fully diluted net income per share            $.73             $.33            $1.18           $.51
====================================================================================================

This calculation is submitted in accordance with Regulation S-K, Item 601(b)(11).