Form 10-Q
period 1994-09-30
WATKINS JOHNSON CO
filed 1994-11-10
CIK 105006

FORM 10-Q
                                  -----------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from         to
                                            --------   --------

                         Commission file number 1-5631

                            WATKINS-JOHNSON COMPANY
                         -----------------------------
             (Exact name of registrant as specified in its charter)


               CALIFORNIA                              94-1402710
- - - --------------------------------------------------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


3333 Hillview Avenue, Palo Alto, California              94304-1223
- - - --------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)



                                 (415) 493-4141
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X . No . ----- -----

Common  stock,  no par value,  outstanding  as of September  30, 1994  7,491,278 shares

                     PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        The interim financial statements are unaudited; however, Watkins-Johnson Company believes that all adjustments necessary to a fair statement of results for such interim periods have been included and all such adjustments are of a normal recurring nature. The results for the nine months ended September 30, 1994, are not necessarily indicative of the results for the full year 1994.

        Supplementary information to the financial statements:

              A dividend of twelve cents per share was declared and paid during the third quarter of 1994 and 1993.

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

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS*

          For the periods ended September 30, 1994 and October 1, 1993


                                                   Three Months Ended         Nine Months Ended
- - - -------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)     1994        1993         1994        1993
- - - -------------------------------------------------------------------------------------------------
Sales                                            $  84,287    $  72,708    $ 253,185    $ 208,007
- - - -------------------------------------------------------------------------------------------------
Costs and expenses:
     Cost of goods sold                             49,519       47,246      151,311      137,148
     Selling and administrative                     18,302       14,278       53,909       42,325
     Research and development                        8,533        6,124       25,957       17,681
- - - -------------------------------------------------------------------------------------------------
                                                    76,354       67,648      231,177      197,154
- - - -------------------------------------------------------------------------------------------------
Income from operations                               7,933        5,060       22,008       10,853
Interest and other income (expense) -net               280          343          863          997
Interest expense                                      (291)        (313)        (894)        (931)
- - - -------------------------------------------------------------------------------------------------
Income before Federal and foreign income taxes       7,922        5,090       21,977       10,919
Federal and foreign income taxes                    (2,536)      (1,578)      (7,033)      (3,385)
- - - -------------------------------------------------------------------------------------------------
Net income                                       $   5,386    $   3,512    $  14,944    $   7,534
=================================================================================================
Net income per share                             $     .61    $     .42    $    1.79    $     .93


(Average number of common and common equivalent shares outstanding: 1994 - 8,344,000 shares, 1993 - 8,129,000 shares. Differences between fully diluted and primary earnings per share are considered immaterial, see Exhibit 11.)

*Unaudited


                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 As of September 30, 1994 and December 31, 1993


- - - --------------------------------------------------------------------------------
(Dollars in thousands)                                      1994*          1993
- - - --------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and equivalents                               $  34,436     $  45,040
     Receivables                                           79,423        73,971
     Inventories:
        Raw materials and parts                            10,818         7,327
        Work in process                                    35,897        28,014
        Finished goods                                      1,752         1,805
     Other                                                 12,102        12,617
- - - --------------------------------------------------------------------------------
     Total current assets                                 174,428       168,774
- - - --------------------------------------------------------------------------------
Property, plant and equipment                             173,977       167,857
     Accumulated depreciation and amortization           (124,732)     (121,028)
- - - --------------------------------------------------------------------------------
     Property, plant and equipment - net                   49,245        46,829
- - - --------------------------------------------------------------------------------
Other assets                                                4,781         5,025
- - - --------------------------------------------------------------------------------
                                                        $ 228,454     $ 220,628
================================================================================

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
     Payables                                           $  13,724     $  13,243
     Accrued liabilities                                   49,158        47,034
- - - --------------------------------------------------------------------------------
     Total current liabilities                             62,882        60,277
- - - --------------------------------------------------------------------------------
Long-term obligations                                      23,996        26,463
- - - --------------------------------------------------------------------------------
Shareowners' equity:
     Common stock                                          17,336         9,106
     Retained earning                                     124,240       124,782
- - - --------------------------------------------------------------------------------
     Total shareowners' equity                            141,576       133,888
- - - --------------------------------------------------------------------------------
                                                        $ 228,454     $ 220,628
================================================================================

* Unaudited

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS*

          For the Periods Ended September 30,1994 and October 1, 1993

                                                              Nine Months Ended
- - - --------------------------------------------------------------------------------
(Dollars in thousands)                                         1994        1993
- - - --------------------------------------------------------------------------------

OPERATING ACTIVITIES:
     Net Income                                          $ 14,944      $  7,534
     Reconciliation of net income to cash flows
          Depreciation and amortization                     6,824         7,756
          Net changes in:
               Receivables                                 (5,452)       (3,027)
               Inventories                                (11,321)       (1,692)
               Other assets                                   695          (739)
               Accruals and payables                          530         6,293
- - - --------------------------------------------------------------------------------
     Net cash provided by operating activities              6,220        16,125
- - - --------------------------------------------------------------------------------

INVESTING ACTIVITIES:
     Additions of property, plant and equipment            (9,238)       (6,331)
     Other                                                     62           779
- - - --------------------------------------------------------------------------------
     Net cash used in investing activities                 (9,176)       (5,552)
- - - --------------------------------------------------------------------------------

FINANCING ACTIVITIES:
     Proceeds from issuance of stock                        9,202         1,008
     Repurchase of common stock                           (13,805)         (426)
     Dividends paid                                        (2,654)       (2,719)
     Other                                                   (391)       (1,377)
- - - --------------------------------------------------------------------------------
     Net cash used in financing activities                 (7,648)       (3,514)
- - - --------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents           (10,604)       (7,059)
Cash and equivalents at beginning of period                45,040        49,081
- - - --------------------------------------------------------------------------------
Cash and equivalents at end of period                    $ 34,436      $ 56,140
================================================================================

*Unaudited

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            FINANCIAL CONDITION: The company continues to be in excellent financial condition. Cash and equivalents decreased $10.6 million from $45.0 to $34.4 million mostly due to cash used for stock repurchases exceeding cash generated by stock issuances from stock option exercises and increased working capital requirements. For the fourth quarter of 1994, the company expects sufficient cash will be generated internally to fund its operations. In addition the company has the ability to augment its cash needs with readily available external financing.

            At the end of the third quarter the company had no material commitments or planned investments which would require external financing. Pending divestitures described below are not expected to have any material adverse impact on the company's financial condition and are anticipated to generate net positive cash flow.

            CURRENT OPERATIONS: The excellent performance of the Semiconductor Equipment Group strengthened further in the third quarter. The group's total business in 1994 is expected to exceed 1993's level by more than 60 percent. In contrast, the Electronics Group is facing strong competition in a weak defense market. To offset that weakness, the group is consolidating its Northern California operations at the company's Palo Alto plant. In the commercial arena, the Electronics Group won contracts for cellular base-station transceivers and is pursuing a number of related equipment opportunities. W-J is offering the San Jose plant for sale and plans to divest its hydrogeology subsidiary--W-J Environmental, Inc.--to focus its resources on business areas which hold the greatest promise for the total company.

            BACKLOG: The firm order backlog on September 30, 1994 was $230,290,000, compared to the $228,917,000 recorded on October 1, 1993. The portion of the current backlog shippable within twelve months is 87 percent, compared to 81 percent one year ago.

            THIRD QUARTER 1994 COMPARED TO THIRD QUARTER 1993: Sales in the semiconductor equipment segment increased 80% and more than offset the decline in the electronics segment resulting in an overall company increase of 16%. The favorable shift towards more profitable semiconductor-equipment products helped to improve the company's margin to above 40% despite consolidation charges incurred in the Electronics Group. Selling and administrative expenses increased in line with volume except for higher international sales commissions. Research and development expenditures were expectedly higher than last year due to efforts in the advancing high-density plasma technology. The combination of the above factors resulted in the increase in net income of more than 50%.

            THIRD QUARTER YEAR-TO-DATE 1994 COMPARED TO THIRD QUARTER YEAR-TO-DATE 1993: Sales recorded by the Semiconductor Equipment Group more than doubled last year's amount and was the primary reason the company's overall sales grew 22%. Margins pushed above 40% mostly due to the product mix favorably shifted towards higher margin semiconductor-equipment sales. Selling and administration expenses continued to grow faster than revenues because of high commissions and high volume for the international sales of semiconductor equipment. To improve customer service and control international commission expenses in the future the company has established foreign subsidiaries in Japan, Taiwan and Singapore in addition to Korea, which was established last year. The offices will operate in parallel with the current distributors for a transitional period. The company allowed a higher rate for research and development expenditures because of higher revenues from semiconductor equipment group and the opportunity to meet certain milestones for the high-density plasma initiative. The combined effect of the above factors resulted in the company's net income to increase 100% over the prior year's amount.

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




                                                   WATKINS-JOHNSON COMPANY
                                                   -----------------------
                                                         (Registrant)


Date:    November 4, 1994        By:  /s/        W. Keith Kennedy, Jr.
       --------------------          ------------------------------------------
                                                 W. Keith Kennedy, Jr.
                                           President and Chief Executive Officer





Date:    November 4, 1994        By:  /s/         Scott G. Buchanan
       --------------------          ------------------------------------------
                                                  Scott G. Buchanan
                                      Vice President and Chief Financial Officer

                                 EXHIBIT INDEX


The Exhibits below are numbered according to Item 601 of Regulation S-K.

  Exhibit
  Number   Exhibit
  -------  -------
    11     Statement re Computation of Per Share Earnings.

    27     Financial Data Schedule for the period ended September 30, 1994.