Form 10-K405
period 1994-12-31
WATKINS JOHNSON CO
filed 1995-03-13
CIK 105006

=============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1994
                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                      For the transition period from to

                        Commission file number 1-5631

                           WATKINS-JOHNSON COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              California                                       94-1402710
(STATE OR OTHER JURISDICTION OF INCORPORATION              (I.R.S. EMPLOYER
             OR ORGANIZATION)                             IDENTIFICATION NO.)



3333 Hillview Avenue, Palo Alto, California                  94304-1223
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


                                (415) 493-4141
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                       ---------------------------------

         Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                             WHICH REGISTERED
       -------------------                         -------------------------
  Common stock, no par value                       New York Stock Exchange
                                                    Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes      /X/        No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


                                                 AS OF FEBRUARY 3, 1995
                                                ----------------------
Aggregate market value of the voting stock held
 by non-affiliates of the registrant: ..........$242,959,000
Number of shares outstanding: Common stock,
 no par value ..................................   7,587,000       shares

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Watkins-Johnson Company Notice of Annual Meeting of Shareowners--April 8, 1995 and Proxy Statement filed with the commission pursuant to Regulation 14A are incorporated by reference into Part III.
=============================================================================

                                    PART I

ITEM 1. BUSINESS
(a)  General Development of Business

     The company's structure during 1994 was unchanged from the previous year. Since Watkins-Johnson realigned its business between 1991 and 1993, it has operated in three principal business segments: semiconductor equipment, electronic products and environmental services.

     At the end of 1994, the environmental services unit was divested. Including that divestiture, there were no material reclassifications, mergers or consolidations of the company or its subsidiaries during the year. There were no acquisitions or dispositions of materials amounts of assets other than in the ordinary course of business during 1994.


(b)  Financial Information about Industry Segments

     The company operated within three industry segments--semiconductor equipment, electronics, and environmental services. The environmental services segment was divested at the end of 1994. Financial information about industry segments is included in Note 8 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

(c)  Narrative Description of Business

     Semiconductor Equipment

     The Semiconductor  Equipment Group  manufactures  chemical-vapor-deposition
     (CVD) equipment. The company's atmospheric-pressure CVD equipment is used by semiconductor manufacturers worldwide in the production of memory devices (DRAMs) and microprocessors.

     Historically, the company's CVD systems have been used primarily for the deposition of interlevel-dielectric films--the initial dielectric layer on a semiconductor wafer. The company's current principal products, the TEOS999 and WJ-1000 Systems, deposit both interlevel-dielectric (ILD) and intermetal-dielectric (IMD) layers of film on sub-half-micron geometries. The addition of an IMD capability to WJ's historic concentration on the ILD process potentially doubles the market size for WJ's CVD equipment.

     Changing wafer-processing requirements, involving the addition of multiple layers of both ILD and IMD to advanced integrated circuits, are also increasing the market for WJ systems. The WJ-1000 System, designed for high-throughput CVD onto the 200-mm (8-inch) wafers currently entering production in major fabrication facilities in the U.S. and overseas, has been well accepted by the market.

     A variant of Watkins-Johnson's semiconductor-production tool is used for manufacturing flat-panel displays for personal-communication, computing and entertainment products.

     Sales by the segment were 43% of consolidated sales in 1994, 29% in 1993 and 22% in 1992. The company is changing its mode of selling semiconductor equipment. In place of a network of manufacturers' representatives and distributors, WJ is establishing direct sales and service offices worldwide.

     Customers of the Semiconductor Equipment Group are numerous. A majority of the segment's sales is to manufacturers of semiconductor integrated circuits. Marubeni Hytech, the company's Japanese distributor, is a significant customer of the segment. There are several domestic and international competitors and competition is intense. In meeting the competition, emphasis is placed on selling quality products having both reliability and performance and a strong customer- support network.

     The Semiconductor Equipment Group's business depends upon the capital expenditures of semiconductor manufacturers, and the current and anticipated market demand for integrated circuits. It is recognized that the semiconductor equipment business is cyclical and can change rapidly. Uncertainty increases significantly when projecting demand for semiconductor equipment products more than 6 months in the future.

     Electronics

     The Electronics Group manufactures turnkey systems, integrated subsystems and signal-processing components for a broad range of communications and defense-electronics applications. The group is serving new customers with wireless-communication requirements, in addition to supplying sophisticated electronic products for defense-intelligence, missile-guidance and space-communications missions.

     Recent non-defense contracts include transceivers for cellular base stations, receivers for locating emergency 911 callers and high-dynamic-range mixers for the Japanese manufacturer of "personal handi-phone" base stations.

     Watkins-Johnson receivers, antennas and signal-analysis equipment are used by both commercial and military governmental agencies to perform range-monitoring, frequency-measurement, signal-localization and interference-analysis functions, often in complex, high-signal-density environments.

     The company is a subcontractor for certain key missile programs, such as the Advanced Medium-Range Air-to-Air Missile (AMRAAM), the High-speed Anti-Radiation Missile (HARM) and the Standard Missile Block 4 which continue to represent a substantial portion of the group's core defense-electronics business.

     Electronics Group products are marketed through direct selling efforts and distributor networks. Sales by the electronics segment were 57% of consolidated sales in 1994, 71% in 1993 and 78% in 1992. A majority of the segment sales is made to government agencies and to customers, such as Hughes Aircraft Company, engaged in defense contracting. The principal end user for such sales is the U.S. Department of Defense. Sales contracts with the government are customarily subject to terms and conditions which provide for renegotiation of profits or termination of the contract at the election of the government. The right to terminate for convenience has not had any significant effect on the company's financial position or results of operations.

     The electronics segment has numerous competitors which include both large, diversified corporations and smaller specialty firms. In addition to pressures from competing companies, Watkins-Johnson's defense-electronics business is influenced by political activity and national budgetary policy. In recent years, Department of Defense budget cutbacks have required the company to reduce its work force and restructure its organization to address changing business opportunities. Ongoing reductions in U.S. defense spending could limit future demand for the company's products.

     Due to the various industries in which the company and its competitors operate, a competitive ranking cannot be reasonably established. However, WJ's Electronics Group is a leading supplier in several of its product markets. In meeting its competition, the company offers quality products featuring both reliability and performance at competitive prices.



     Other Business Items

     Raw materials for the production of semiconductor equipment and electronic products are acquired from a broad range of suppliers. Because suppliers are numerous, dependence on any one supplier is kept to a minimum. On occasion, however, the failure of a supplier to deliver key parts can jeopardize the on-time shipment of WJ products. Business operations are not believed to be seasonal. Except for negotiated advance or progress payments from customers on long-term contracts in the defense-electronics business, there are no special working capital practices.

     The company has been active in securing patents and licensing agreements to protect certain proprietary technologies and know-how resulting from its ongoing research and development. The financial impact of the company's efforts to protect its intellectual property are unknown. Management believes that the company's competitive strength derives primarily from its core competence in engineering, manufacturing and understanding its customers and markets; therefore, aggressive steps to protect that knowledge are considered justifiable.

     Total company backlog at December 31, 1994 was $235,942,000 compared to $221,437,000 at December 31, 1993. The percentage of backlog attributable to the semiconductor equipment and electronics segments were 39% and 61%, respectively, in 1994, compared to 22% and 78% in 1993. Approximately 92% of all backlog at year-end 1994 is shippable within 12 months, compared to 86% at year-end 1993.

     Company-sponsored research and development expense was $34,436,000 in 1994, $27,163,000 in 1993, and $27,210,000 in 1992. Customer-sponsored research and development was estimated to be approximately $24,000,000 in 1994, $18,000,000 in 1993, and $25,000,000 in 1992, and was performed by the
     Electronics Group.

     The company's employment at December 31, 1994 was 2,220. None of the company's employees is covered by a collective-bargaining agreement. The company's relationship with its employees is generally good.

     Environmental issues are discussed in Note 6 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

(d)  Financial Information about Foreign and Domestic Operations and Export
     Sales.

     Assets and sales from foreign operations are less than ten percent of consolidated totals. Export sales and sales from foreign operations accounted for 45% of the company's sales in 1994, 33% in 1993, and 25% in 1992. The inherent risks of foreign business are similar to domestic business, with the additional risks of foreign government instability and export license cancellation. A major portion of foreign product orders in the electronics segment requires export licensing by the Department of State prior to shipment. For international shipments for both electronics and semiconductor equipment segments, the company purchases forward exchange contracts and/or obtains customer letters of credit to reduce foreign currency fluctuation and credit risks. For further information on foreign sales, see Note 8 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

ITEM 2. PROPERTIES

     Watkins-Johnson Company and subsidiaries conduct their main operations at plants in Palo Alto and Scotts Valley, California and Gaithersburg,
     Maryland. Additional operations are conducted in Windsor, England. The plant in San Jose, California, has been closed and is offered for sale. The company plans to close its 50,000 square foot facility in Columbia (Savage), Maryland, in the first quarter of 1995 and will return it to the lessor.

     At December 31, 1994, there were approximately 530,000 square feet of plant space in California, 225,000 square feet in Maryland, and 15,000 square feet in England. Approximately 95% of the company's plant space is occupied for the company's operations. The company is pursuing opportunities to realize the market value of its properties while ensuring efficient use of available space.

     The electronics  segment  utilizes  substantially  all of the Palo Alto and
     Gaithersburg    facilities.    The   Scotts   Valley   plant   houses   the
     semiconductor-equipment segment.

     The Palo Alto facility and sales office locations are leased. Information on long-term obligations is in Note 3 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

     Information required under this item is contained in Note 6 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The company submitted no matters to a vote of the shareowners during the last quarter of the period covered by this report.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

                                                           OFFICER       BUSINESS EXPERIENCE
           NAME             AGE        OFFICE HELD          SINCE          LAST FIVE YEARS
- ------------------------- ----- ------------------------ --------- ------------------------------
Dr. Dean A. Watkins  .....72    Chairman of the Board    1957      Chairman of the Board

Dr. H. Richard Johnson  ..68    Vice Chairman of the     1957      Vice Chairman of the Board
                                Board

Dr. W. Keith Kennedy, Jr. 51    President and Chief      1977      President and Chief Executive
                                Executive Officer                  Officer

Keith D. Gilbert* ........53    Executive Vice President 1984      President, Electronics Group
                                                                   (formerly Defense Group);
                                                                   Prior to 1993, Vice President,
                                                                   Defense Group

James L. Schram ..........47    Executive Vice President 1989      President, Semiconductor
                                                                   Equipment Group (formerly
                                                                   Commercial Group); Prior to
                                                                   1993, Vice President,
                                                                   Commercial Group; Prior to
                                                                   1992, Vice President and
                                                                   Manager, Components Division

Scott G. Buchanan ........43    Vice President and Chief 1989      Vice President and Chief
                                Financial Officer                  Financial Officer; Prior to
                                                                   1993, Chief Financial Officer
                                                                   and Treasurer; Prior to 1991,
                                                                   Treasurer

Richard G. Bell ..........47    Vice President and       1990      Vice President and General
                                General Counsel                    Counsel

Darryl T. Quan ...........40    Controller               1991      Controller; Prior to 1991,
                                                                   Manager, Corporate Accounting

Carol H. Roosen ..........63    Secretary                1988      Secretary

Joan M. Varrone ..........43    Treasurer                1994      Treasurer; Prior to 1994,
                                                                   Assistant Treasurer, Raychem
                                                                   Corporation

     Dr. Watkins and Dr. Johnson have been directors of the company since its incorporation in 1957. Dr. Kennedy has been a Director since August 1987.

     None  of  the  above   officers   is  related  to  any  other   officer  at
     Watkins-Johnson Company.

     *In January 1995, Mr. Gilbert resigned as Executive Vice President of the company.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The company's common stock is principally traded on the New York and Pacific stock exchanges. At December 31, 1994 there were approximately 4,600 shareowners, which included holders of record and beneficial owners. The company expects that comparable cash dividends will continue in the future.

                          DIVIDENDS AND STOCK PRICES

              1994 QUARTERS                      1ST    2ND     3RD     4TH
- ---------------------------------------        -----    -----   -----   -----
Dividends Declared Per Share (in cents)        12       12      12      12
Stock Price (NYSE--in dollars) .........High   28-3/4   35-5/8  36-5/8  36
                                        Low    19-5/8   24-7/8  26-1/8  28-1/2

              1993 QUARTERS                      1ST    2ND     3RD     4TH
- ---------------------------------------        ------- ------- ------- -------
Dividends Declared Per Share (in cents)          12      12      12      12
Stock Price (NYSE--in dollars) .........High     15-1/2  18-1/2  24-1/2  26-1/4
                                        Low      12      12-3/4  17-1/4  19-3/8

ITEM 6. SELECTED FINANCIAL DATA

                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                           ------------------------------------------------------------------
                               1994        1993         1992         1991            1990
                           ----------- ----------- ------------  -------------    -----------
OPERATING RESULTS
Sales .....................$  332,606  $  282,134  $  255,485    $    268,010     $  303,008
Net Income ................    20,961      11,596      10,401(a)      (22,399)(b)     13,030
Net Income Per Share  .....      2.56        1.45        1.38(a)        (2.98)(b)       1.67
Dividends Per Share .......       .48         .48         .48             .48            .48
Average Shares Outstanding  8,200,000   7,999,000   7,551,000       7,527,000      7,791,000

FINANCIAL POSITION
Working Capital ...........$  116,651  $  108,497  $  100,852    $     90,363     $   99,367
Total Assets ..............   235,030     220,628     206,090         212,579        222,763
Long-Term Obligations  ....    22,583      26,463      28,644          31,630         19,459
Shareowners' Equity .......   149,626     133,888     125,055         118,126        143,975
Firm Backlog ..............$  235,942  $  221,437  $  203,717    $    218,434     $  223,762

- -----------
(a) Includes a tax benefit of $5,438,000, or 72 cents per share, due to the cumulative effect of a change in accounting for income taxes.
(b) Includes pre-tax charges for restructuring, environmental remediation and pending claims on government contracts totaling $29,751,000 or $3.08 loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Financial Condition:

     The company's financial condition remains healthy. During 1994 cash and equivalents decreased $11 million from $45 to $34 million. Although cash flow from operations was positive, the decline in cash was attributable to higher capital expenditures, repayment of a long-term mortgage, dividends, and cash used for stock repurchases exceeding stock issuances. The company expects its operations to generate sufficient funds to meet next year's cash requirements. In addition, the company has the ability to augment any unplanned cash needs with readily available external financing.

     Current Operations:

     The semiconductor-equipment business remained strong during 1994 as semiconductor manufacturers continued to expand their plant capacity. The Semiconductor Equipment Group increased its production capacity to keep pace with demand. To better serve its international customers, in 1994 the group established subsidiary operations in Japan, Singapore and Taiwan in addition to South Korea, which was established in 1993. Preparations are underway to open an office in Europe in early 1995. Although the company remains cautious about the uncertainty and cyclical nature of the semiconductor-equipment business, it is encouraged by the group's record backlog at the end of 1994 and good order prospects in the first half of 1995.

     In contrast to the burgeoning semiconductor-equipment market, the persistent weakness in the defense market prompted the Electronics Group to further streamline its operations and reduce costs. During 1994, the group consolidated its two Northern California operations into the company's Palo Alto, California Plant. The group is also planning to consolidate its East Coast operations into the Gaithersburg, Maryland Plant in early 1995. The company believes these actions should help to improve its competitiveness in the shrinking defense electronics market.

     Furthermore, the company divested its Environmental business at the end of the year. The divestiture did not have a significant impact on the company's results of operation and financial position. The divestiture should allow the company to focus its resources on high-growth areas such as the already robust semiconductor-equipment segment and the telecommunications market within the electronics segment.

     Results of Operations:

     1994 Compared to 1993: Sales in the semiconductor-equipment segment surged 78% and more than offset the 6% decline in the electronics segment resulting in an overall company increase of 18%. The favorable shift towards more profitable semiconductor-equipment products helped to improve the company's gross margin to above 40% despite consolidation costs incurred in the Electronics Group. Selling and administrative expenses grew faster than revenues because of commissions on higher international semiconductor-equipment sales. As previously discussed, to improve customer service and better control international expenses, the company established certain foreign operations. The offices will operate in parallel with the current distributors during a transition period. Research and development expenditures were expectedly higher than last year due to the company's efforts in advancing high-density plasma technology and development of the next generation of products for both business segments. The effective tax rate declined from 31% to 30% primarily due to higher R&D credit. As a result of the above factors, net income from continuing operations rose 78%.

     1993 Compared to 1992: Semiconductor Equipment Group sales jumped 46% while Electronics Group sales were flat. Margins improved significantly in the Semiconductor Equipment Group due to the higher volume and operational efficiencies. This more than offset the slight decline in profit margins experienced in the Electronics Group. As a result, the combined gross margin improved from 35% in 1992 to 36% in 1993. Selling and administrative expenses were higher as expected due to the increase in volume and expenses associated with the profitability of the company. In a percentage-of-sales comparison, selling and administrative expenses were favorable relative to 1992 but may increase in 1994 due to anticipated higher commissions and expenses associated with certain international sales. Research and development expenses decreased for the first three quarters of 1993 as activities eased from the intense levels experienced in 1992. In the fourth quarter 1993, the Semiconductor Equipment Group began to reemphasize research and development activities to focus on the next generation of products to meet the time-to-market window. The higher level of research and development expenses incurred in the fourth quarter is expected to continue for at least the first half of 1994. All other nonoperating income and expenses were within expectations. Due to the combined effect of the above factors, 1993 net income more than doubled the 1992 income before the cumulative effect of an accounting change.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         YEAR ENDED DECEMBER 31
                                                  ----------------------------------
                                                      1994        1993       1992
                                                  ----------- ----------- ----------
Sales ..........................................$   332,606   $ 282,134   $  255,485
                                                  ----------- ----------- ----------
Costs and expenses:
Cost of goods sold .............................    195,558     181,557      166,371
Selling and administrative .....................     72,033      55,627       52,952
Research and development .......................     34,436      27,163       27,210
                                                  ----------- ----------- ----------
                                                    302,027     264,347      246,533
                                                  ----------- ----------- ----------
Income from operations .........................     30,579      17,787        8,952

Other income (expense):
Interest income ................................      1,562       1,497        1,422
Interest expense ...............................     (1,141)     (1,291)      (1,497)
Other income (expense)--net ....................       (149)       (278)        (423)
                                                  ----------- ----------- ----------
Income from continuing operations before
Federal and foreign income taxes and
cumulative effect of accounting change  ........     30,851      17,715        8,454
Federal and foreign income taxes ...............     (9,200)     (5,550)      (2,650)
                                                  ----------- ----------- ----------
Income from continuing operations before
cumulative effect of accounting change  ........     21,651      12,165        5,804
Discontinued operations (Note 8):
Loss from discontinued operations, net of taxes        (490)       (569)        (841)
Loss on disposition, net of taxes ..............       (200)
                                                  ----------- ----------- ----------
Income before cumulative effect of change in
accounting for income taxes ....................     20,961      11,596        4,963
Cumulative effect of change in accounting
for income taxes ...............................                               5,438
                                                  ----------- ----------- ----------
Net income .....................................$    20,961    $ 11,596    $  10,401
                                                  =========== =========== ==========
Fully diluted per share amounts (difference
between fully diluted and primary earnings
per share is not material):

Income from continuing operations before
cumulative effect of accounting change  ........$      2.64    $   1.52    $     .77
Discontinued operations ........................       (.08)       (.07)        (.11)
Cumulative effect of change in accounting
for income taxes ...............................                                 .72
                                                  ----------- ----------- ----------
Net income .....................................$      2.56    $   1.45    $    1.38
                                                  =========== =========== ==========

Average common and equivalent shares ...........  8,200,000   7,999,000    7,551,000

               See notes to consolidated financial statements.

                   WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   DECEMBER 31
                                                            -----------------------
                                                               1994        1993
                                                            ----------- -----------
                                       ASSETS
CURRENT ASSETS:
Cash and equivalents .......................................$  34,469  $   45,040
Receivables ................................................   80,427      73,971
Inventories:
Finished goods .............................................    1,680       1,805
Work in process ............................................   37,682      28,014
Raw materials and parts ....................................   12,293       7,327
Deferred income taxes ......................................   11,060      10,545
Other ......................................................    1,861       2,072
                                                            ----------- -----------
Total current assets .......................................  179,472     168,774
                                                            ----------- -----------
PROPERTY, PLANT AND EQUIPMENT:
Land .......................................................    3,198       4,130
Buildings and improvements .................................   24,617      31,250
Plant facilities, leased ...................................   13,060      13,060
Machinery and equipment ....................................  119,808     119,417
                                                            ----------- -----------
                                                              160,683     167,857
Accumulated depreciation and amortization .................. (115,537)   (121,028)
                                                            ----------- -----------
Property, plant and equipment--net .........................   45,146      46,829
                                                            ----------- -----------
OTHER ASSETS:
Deferred income taxes ......................................    4,560       4,380
Other ......................................................    5,852         645
                                                            ----------- -----------
Total other assets .........................................   10,412       5,025
                                                            ----------- -----------
                                                            $ 235,030   $ 220,628
                                                            =========== ===========
                         LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
Accounts payable ...........................................$  15,045   $  13,243
Accrued expenses ...........................................   11,466      10,619
Advances on contracts ......................................    7,572      11,820
Provision for warranties and losses on contracts  ..........    7,192       5,984
Payroll and profit sharing .................................   16,074      13,217
Income taxes ...............................................    5,472       5,394
                                                            ----------- -----------
Total current liabilities ..................................   62,821      60,277
                                                            ----------- -----------
LONG-TERM OBLIGATIONS ......................................   22,583      26,463
                                                            ----------- -----------
SHAREOWNERS' EQUITY:
Preferred stock, $1.00 par value--authorized and unissued,
500,000 shares
Common stock, no par value--authorized, 45,000,000 shares;
outstanding: 1994, 7,576,471 shares; 1993, 7,598,290 shares    20,279       9,106
Retained earnings ..........................................  129,347     124,782
                                                            ----------- -----------
Total shareowners' equity ..................................  149,626     133,888
                                                            ----------- -----------
                                                            $ 235,030   $ 220,628
                                                            =========== ===========

               See notes to consolidated financial statements.

                   WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           TOTAL
                                         COMMON STOCK       RETAINED    SHAREOWNERS'
                                      SHARES     DOLLARS    EARNINGS       EQUITY
                                   ----------- ---------- ----------- --------------
Balance, January 1, 1992 ..........7,538,495   $ 7,685   $ 110,441   $ 118,126
Net income for 1992 ...............                         10,401      10,401
Dividends declared--$.48 per share                          (3,626)     (3,626)
Sales under stock option plans  ...   16,370       154                     154
                                   ----------- ---------- ----------- --------------
Balance, December 31, 1992 ........7,554,865     7,839     117,216     125,055
Net income for 1993 ...............                         11,596      11,596
Repurchase of common stock ........  (32,000)      (27)       (399)       (426)
Dividends declared--$.48 per share                          (3,631)     (3,631)
Sales under stock option plans  ...   75,425     1,294                   1,294
                                   ----------- ---------- ----------- --------------
Balance, December 31, 1993 ........7,598,290     9,106     124,782     133,888
Net income for 1994 ...............                         20,961      20,961
Repurchase of common stock ........ (564,200)     (972)    (12,833)    (13,805)
Dividends declared--$.48 per share                          (3,563)     (3,563)
Sales under stock option plans  ...  542,381    12,145                  12,145
                                   ----------- ---------- ----------- --------------
Balance, December 31, 1994 ........7,576,471   $20,279   $ 129,347   $ 149,626
                                   =========== ========== =========== ==============

               See notes to consolidated financial statements.

                   WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)


                                                                 YEAR ENDED DECEMBER 31
                                                           ---------------------------------
                                                             1994       1993        1992
                                                           ---------- ---------- -----------
OPERATING ACTIVITIES:
Net income ................................................$ 20,961  $  11,596  $  10,401
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization .............................   8,711      9,961     11,305
Deferred tax provisions including accounting change  ......    (695)    (1,075)    (6,450)
Net changes in:
Receivables ...............................................  (6,456)   (18,409)    13,527
Inventories ............................................... (14,509)       345     (2,218)
Other assets ..............................................      27       (556)     4,438
Accruals and payables .....................................   9,550      8,878      1,318
Advances on contracts .....................................  (4,248)     1,261    (12,037)
Provision for warranties and losses on contracts  .........   1,208       (980)       198
Environmental remediation .................................  (2,727)    (1,676)    (1,581)
                                                           ---------- ---------- -----------
Net cash provided by operating activities .................  11,822      9,345     18,901
                                                           ---------- ---------- -----------
INVESTING ACTIVITIES:
Additions of property, plant and equipment ................ (12,526)    (9,714)    (5,206)
Other .....................................................     476        869         32
                                                           ---------- ---------- -----------
Net cash used in investing activities ..................... (12,050)    (8,845)    (5,174)
                                                           ---------- ---------- -----------
FINANCING ACTIVITIES:
Payments on long-term obligations .........................  (4,916)    (1,982)      (974)
Proceeds from issuance of common stock ....................  12,145      1,294        154
Repurchase of common stock ................................ (13,805)      (426)
Dividends paid ............................................  (3,563)    (3,631)    (3,626)
Other .....................................................    (204)       204       (343)
                                                           ---------- ---------- -----------
Net cash used in financing activities ..................... (10,343)    (4,541)    (4,789)
                                                           ---------- ---------- -----------
Net increase (decrease) in cash and equivalents  .......... (10,571)    (4,041)     8,938
Cash and equivalents at beginning of year .................  45,040     49,081     40,143
                                                           ---------- ---------- -----------
Cash and equivalents at end of year .......................$  34,469  $  45,040  $  49,081
                                                           ========== ========== ===========
Other cash flow information:
Income taxes paid (refunded) ..............................$  9,003  $   3,808  $  (2,638)
Interest expense paid .....................................   1,143      1,324      1,522
Noncash investing and financing activities:
Reclassification of plant held for sale from "Property,
Plant and Equipment" to "Other Assets", at book value
which is below market (Note 3). ...........................$  5,107

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

Cash Equivalents--Cash equivalents consist principally of commercial paper acquired with remaining maturity periods of 90 days or less and are stated at cost plus accrued interest which approximates market value. The company's investment guidelines limit holdings in commercial paper to $1,000,000 per issuer.

Inventories--Inventories are stated at the lower of cost, using first-in, first-out and average-cost basis, or market. Cost of inventory items is based on purchase and production cost. Long-term contract costs and selling and administrative expenses are excluded from inventory. Progress payments are not netted against inventory.

Property, Plant and Equipment--Property, plant and equipment are stated at cost. Leases which at inception assure the lessor full recovery of the fair market value of the property over the lease term are capitalized. Provision for depreciation and amortization is primarily based on the sum-of-the-years'-digits and straight-line methods.

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

Foreign Currency Translation--The functional currency for all foreign operations is the U.S. dollar. Gains or losses, which result from the process of remeasuring foreign currency financial statements and transactions into U.S. dollars, are included in net income and are not material in any year presented.

Income Taxes--In 1992, the company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109); previously the company had accounted for taxes under SFAS 96 (see Note 5). Under SFAS 109, the consolidated statements of income include provisions for deferred income taxes using the "liability" method for transactions that are reported in one period for financial accounting purposes and in another period for income tax purposes. State and local income taxes are included in selling and administrative expenses.

Per Share Information--Beginning in 1993, net income per share is computed using the weighted average number of common and common equivalent shares (dilutive stock options) outstanding during the year. The difference between fully diluted earnings per share and primary earnings per share is not significant. Prior to 1993, the computation excluded outstanding stock options as their dilutive effect was not material.

Reclassification--Certain amounts for 1993 and 1992 have been reclassified to conform to the 1994 presentation.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

2. RECEIVABLES


Receivables consist of the following (in thousands):

                                            1994      1993
                                           ---------- ---------
U.S. Government long-term contracts:
Billed ....................................$ 2,613   $  2,936
Unbilled ..................................  9,516      4,896
Commercial long-term contracts:
Billed ....................................  9,663      3,818
Unbilled ..................................    723     11,917
                                           ---------- ---------
Total long-term contract receivables  ..... 22,515     23,567
Other trade receivables ................... 57,912     50,404
                                           ---------- ---------
Total receivables less allowance of $1,015
in 1994 and $999 in 1993 ..................$80,427   $ 73,971
                                           ========== =========

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

3. LONG-TERM OBLIGATIONS AND LINES OF CREDIT

Long-term obligations, excluding amounts due within one year, consist of (in thousands):

                              1994      1993
                           ---------- ---------
Mortgage ..................$     0   $  4,238
Deferred compensation  ....  6,330      4,034
Environmental remediation    8,430     10,257
Long-term leases ..........  7,823      7,934
                           ---------- ---------
Total .....................$22,583   $ 26,463
                           ========== =========

The current portion of long-term obligations is included in current liabilities.
The  expected  maturity  amounts  are  as  follows:  1995,   $2,947,000;   1996,
$2,072,000; 1997, $1,955,000; 1998, $1,948,000; 1999, $1,942,000.

Mortgage--Primarily consisted of a mortgage bearing 8 3/4 % interest secured by the San Jose, California plant. During 1994, the mortgage was paid while the property was offered for sale. Based on the borrowing rates available to the company for loans with similar terms, the carrying value of the mortgage at December 31, 1993 approximated fair value.

Deferred Compensation--The company has deferred compensation plans covering selected members of management and key technical employees. The purpose is to reward and encourage talented employees to remain with the company.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Environmental Remediation--As discussed in Note 6, the company is obligated to remediate groundwater contamination at the Scotts Valley and Palo Alto facilities. The portion expected to be paid within one year is included in current liabilities.

Leases--Certain long-term leases for plant facilities are treated as capital leases for financial statement purposes. The leases expire during the years 2014 to 2029, and renewal options do not provide for lease extensions beyond the year 2029. The company also has noncancellable operating leases for plant facilities and equipment expiring through 1998. The leases may be renewed for various periods after the initial term. Payment obligations under these capitalized and operating leases as of December 31, 1994 are as follows (in thousands):

                                    CAPITAL  OPERATING
                                     LEASES   LEASES
                                ---------- -----------
1995 ...........................$    848   $1,176
1996 ...........................     848      357
1997 ...........................     848      319
1998 ...........................     848      115
1999 ...........................     848        0
Remaining years ................  15,720        0
                                ---------- -----------
Total ..........................  19,960   $1,967
                                           ===========
Imputed interest ............... (12,026)
                                ----------
Present value of lease payments
(current portion, $111) ........$  7,934
                                ==========


Rent expense included in continuing operations for property and equipment relating to operating leases is as follows (in thousands):

                 1994      1993     1992
               --------- --------- --------
Real property  $  774   $   822   $   866
Equipment .....   626       865       830
               --------- --------- --------
Total .........$ 1,400   $ 1,687   $ 1,696
               ========= ========= ========

Lines of Credit--The company has arranged with certain banks to provide unsecured revolving lines of credit totaling $23,500,000. These agreements are generally renegotiated on an annual basis. No material compensating balances are required or maintained. Borrowings under these facilities generally bear interest at prime rate, which ranged from 6 to 8 1/2 percent in 1994. The lines of credit were substantially unused during the year. The amount of outstanding letters of credit and other guarantees, which may reduce the company's available lines, totaled $4,701,000 at December 31, 1994.

4. SHAREOWNERS' EQUITY

Stock Repurchase Program--During 1994, the Board of Directors increased its common-stock-repurchase authorization from 1,500,000 to 2,500,000 shares. Through December 31, 1994, 1,500,000 shares have been repurchased completing the previous repurchase authorization. The new authorization enables the company to continue to acquire its common stock from time to time when appropriate.

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

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

Stock Option Plans--The Employee Stock Option Plan provides for grants of nonqualifying and incentive stock options to certain key employees and officers. The options are granted at the market price on date of grant and expire at the tenth anniversary date. One-third of the options granted are exercisable in each of the third, fourth and fifth succeeding years. The Plan allows those employees who are subject to the insider trading restrictions certain limited rights to receive cash in the event of a change in control. Shares issued are net of retirement of shares used in payment for options exercised. In addition, the Plan permits the award of restricted stock rights subject to a fixed vesting schedule. The holder of vested restricted stock has certain dividend, voting, and other shareowner rights. No restricted stock awards have been made through December 31, 1994.

The Nonemployee Directors Stock Option Plan provides for a fixed schedule of options to be granted through 1998. Options granted are exercisable similarly to the Employee Stock Option Plan. The total number of shares to be issued under this plan may not exceed 200,000 shares. Included in the tables below, 16,320 option shares were granted at $29.00 in 1994 and 17,640 option shares were granted at $12.88 in 1993.

Activity related to stock option plans is as follows:

 1994                          SHARES         PRICE
- --------------------------- ----------- ----------------
Granted ....................  577,320   $22.75 to $35.88
Exercised ..................  573,842   $ 9.63 to $28.25
Terminated .................   28,641
At December 31:
Outstanding ................1,844,249   $ 9.63 to $36.75
Exercisable ................  865,146   $ 9.63 to $36.75
Reserved for future grants  1,108,551


 1993                          SHARES         PRICE
- --------------------------- ----------- ----------------
Granted ....................  449,640   $12.38 to $24.50
Exercised ..................   87,945   $13.00 to $21.00
Terminated .................  154,167
At December 31:
Outstanding ................1,869,412   $ 9.63 to $36.75
Exercisable ................1,058,700   $ 9.88 to $36.75
Reserved for future grants  1,657,230

Included in the Consolidated Statements of Shareowners' Equity are tax benefits related to sales under stock option plans of $2,327,000, $123,000 and $9,000 for 1994, 1993 and 1992, respectively.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

5. INCOME TAXES

In 1992 the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) which permits recognition of tax benefits for certain temporary differences that could not be recognized under SFAS 96. Under SFAS 109, deferred tax assets are recognized when management believes realization of future tax benefits of temporary differences is more likely than not. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates, whereas SFAS 96 gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. The cumulative effect of this accounting change increased deferred tax assets at January 1, 1992 and first quarter 1992 net income by $5,438,000 or 72 cents per share. The provision for Federal and foreign income taxes on income from continuing operations consists of the following (in thousands):

               1994      1993      1992
            --------- --------- ---------
Current ....$ 9,895   $  6,625  $  3,662
Deferred  ..   (695)    (1,075)   (1,012)
            --------- --------- ---------
Total ......$ 9,200   $  5,550  $  2,650
            ========= ========= =========

Deferred tax assets (liabilities) are comprised of the following at December 31 (in thousands):

                                   1994      1993      1992
                                ---------- --------- ---------
Capitalized leases .............$   632   $    675  $    736
Deferred compensation ..........  3,251      3,357     2,055
Loss accruals ..................  6,295      5,423     5,919
Environmental remediation  .....  3,490      4,034     4,601
Uniform capitalization .........  1,273      1,055       929
Vacation accrual ...............  1,724      1,744     1,698
Other ..........................    675        454       211
                                ---------- --------- ---------
Gross deferred tax assets  ..... 17,340     16,742    16,149
                                ---------- --------- ---------
Depreciation ................... (1,562)    (1,413)   (1,910)
Other ..........................   (158)      (404)     (389)
                                ---------- --------- ---------
Gross deferred tax liabilities   (1,720)    (1,817)   (2,299)
                                ---------  --------- ---------
Net deferred tax asset .........$15,620   $ 14,925  $ 13,850
                                ========== ========= =========

The differences between the effective income tax rate and the statutory Federal income tax rate are as follows:

                                    1994    1993    1992
                                  ------- ------- -------
Statutory Federal tax rate  ......  35.0%   35.0%   34.0%
Foreign sales corporation benefit   (5.5)   (7.0)   (6.3)
Research credit ..................  (2.3)
Foreign subsidiary losses ........    .2     1.7     2.5
Other ............................   2.4     1.7     1.3
                                  ------- ------- -------
Effective rate ...................  29.8%   31.4%   31.5%
                                  ======= ======= =======

Domestic state and local income taxes included in selling and administrative expenses totaled $1,813,000 in 1994, $1,257,000 in 1993, and $640,000 in 1992.
Foreign operation amounts represent less than 5% of totals.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The Omnibus Budget Reconciliation Act of 1993 (the Act) became effective on August 10, 1993. The provisions of the Act did not have a material effect on the company's deferred taxes or its results of operations.

6. ENVIRONMENTAL REMEDIATION AND OTHER CONTINGENCIES

The company remains in compliance with the remedial action plans being monitored by various regulatory agencies at its Scotts Valley and Palo Alto sites. In 1994 the company reached agreement with the other potential responsible parties regarding allocations of the remediation costs at the Palo Alto site.

In 1991 the company recorded a $15 million charge for estimated remediation actions and cleanup costs. No additional provision has been recorded since 1991. Expenditures of $2,727,000, $1,676,000 and $1,581,000 were incurred for the years 1994, 1993 and 1992, respectively. While the timing and ultimate amount of expenditures of restoring the sites cannot be predicted with certainty, the company believes that the provision taken is adequate based on facts known at this time. Changes in environmental regulations, improvements in cleanup technology and discovery of additional information concerning these sites and other sites could affect the estimated costs in the future.

In addition to the above environmental matters, the company is involved in various legal actions which arose in the ordinary course of its business activities. Although the environmental provision was not reduced by any potential recoveries from insurers or other responsible parties, the company will continue to vigorously pursue such recoveries. Except for the environmental provision noted above, the company believes the final resolution of these matters should not have a material impact on its results of operations, cash flows, and financial position.

7. EMPLOYEE BENEFIT PLANS

Profit Sharing Investment Plan--The Watkins-Johnson Employees' Profit Sharing Investment Plan conforms to the requirements of ERISA and the Internal Revenue Code as a qualified defined contribution plan. The Plan covers substantially all employees and provides that the company's contribution equal 9% of the net pretax earnings and be funded each year. The amount charged to income was $3,190,000 in 1994, $1,945,000 in 1993, and $906,000 in 1992. During the fourth quarter of 1994, the Board of Directors approved an amendment to the Plan which provides for earnings contributions to be replaced with company matching of employees' 401(k) salary deferrals effective January 1, 1995. Under the revised plan, the company will match up to 3% of eligible employee compensation.

Employee Stock Ownership Plan (ESOP)--The ESOP was established to encourage employee participation and long-term ownership of company stock. The Board determines each year's contribution depending on the performance and financial condition of the company. The Board approved a contribution equal to 1% of eligible employee compensation for 1994, 1993, and 1992, which resulted in charges to income of $894,000, $887,000, and $900,000, respectively. The ESOP held 204,000 and 185,000 shares of common stock at December 31, 1994 and 1993, respectively. The ESOP is a qualified defined contribution plan under ERISA and the Internal Revenue Code.

8. BUSINESS SEGMENT REPORTING

The company had operated in three industry segments. Operations in the Electronics segment include the design, development, manufacture and sale of advanced electronic systems and devices for military, space, and commercial applications. Operations in the Semiconductor Equipment segment involve the development, production, sales and service of chemical-vapor-deposition equipment used in the manufacture of semiconductor products and flat-panel displays. The Environmental Services operations provide technical consulting services ranging from the exploration, development and utilization of groundwater resources to the detection and remediation of contaminated sites. This business was divested at the end of 1994 and is reported as a discontinued business in the financial statements.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The U.S. Government and Hughes Aircraft Company are significant customers for the Electronics segment. Sales to U.S. Government agencies and Hughes Aircraft Company totaled $57,000,000 and $35,000,000 in 1994; $60,000,000 and $41,000,000
in 1993; $62,000,000 and $28,000,000 in 1992, respectively. Marubeni Hytech, the company's Japanese distributor, is a significant customer for the Semiconductor Equipment Group. Sales to Marubeni Hytech totaled $39,000,000 in 1994; $16,000,000 in 1993; and $7,000,000 in 1992.

Continuing operations by business segment are as follows (in thousands):

                                             YEAR ENDED DECEMBER 31, 1994
                            -------------------------------------------------------------
                                                       YEAR-
                                          PRE-TAX       END       CAPITAL
                                SALES      INCOME     ASSETS     ADDITIONS   DEPRECIATION
                            ----------- ---------- ----------- ----------- --------------
Electronics ................$189,070   $  8,394   $ 108,656   $  4,600    $  5,272
Semiconductor Equipment  ... 143,536     22,185      68,270      7,649       2,993
Corporate ..................                         58,104        277         446
                            ----------- ---------- ----------- ----------- --------------
Income from continuing
 operations ................             30,579
Other income (expense)--net                 272
                            ----------- ---------- ----------- ----------- --------------
Total ......................$332,606   $ 30,851   $ 235,030   $ 12,526    $  8,711
                            =========== ========== =========== =========== ==============

                                             YEAR ENDED DECEMBER 31, 1993
                            -------------------------------------------------------------
Electronics ................$201,410   $  7,196   $ 108,030   $  4,833    $  6,661
Semiconductor Equipment  ...  80,724     10,591      49,012      4,299       2,786
Corporate ..................                         63,586        582         514
                            ----------- ---------- ----------- ----------- --------------
Income from continuing
operations .................             17,787
Other income (expense)--net                 (72)
                            ----------- ---------- ----------- ----------- --------------
Total ......................$282,134   $ 17,715   $ 220,628   $  9,714    $  9,961
                            =========== ========== =========== =========== ==============

                                             YEAR ENDED DECEMBER 31, 1992
                            -------------------------------------------------------------
Electronics ................$200,279   $  9,414   $ 112,097   $  3,277    $  8,035
Semiconductor Equipment  ...  55,206       (462)     24,829      1,798       3,011
Corporate ..................                         69,164        131         259
                            ----------- ---------- ----------- ----------- --------------
Income from continuing
operations .................              8,952
Other income (expense)--net                (498)
                            ----------- ---------- ----------- ----------- --------------
Total ......................$255,485   $  8,454   $ 206,090   $  5,206    $ 11,305
                            =========== ========== =========== =========== ==============

Corporate assets consist primarily of cash and equivalents.  Also included,  are
assets  of  discontinued   operations  which  are  not  material  for  any  year
represented.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Summarized below are operating results and assets of the discontinued Environmental Services business. Intersegment sales were transferred based on negotiated prices (in thousands).

                                     YEAR ENDED DECEMBER 31
                                ------------------------------
                                   1994      1993       1992
                                --------- --------- ----------
Sales ..........................$ 4,911  $  5,536  $ 10,490
Intersegment sales ............. (1,294)   (1,380)   (1,575)
                                --------- --------- ----------
Net sales ......................  3,617     4,156     8,915
                                --------- --------- ----------
Loss before income taxes  ......   (690)     (869)   (1,241)
Income tax benefit .............    200       300       400
Loss on disposition net of $100
 income tax benefit ............   (200)
                                --------- --------- ----------
Net loss .......................$  (690) $   (569) $   (841)
                                ========= ========= ==========
                                         DECEMBER 31
                                ----------------------------
                                  1994      1993     1992
                                --------- --------- --------
Assets .........................$ 2,281   $ 3,923   $ 5,633
                                ========= ========= ========

Sales from continuing operations by geographic area are as follows (in thousands):

                                1994        1993        1992
                             ----------- ----------- -----------
United States ...............$183,963   $ 188,919   $ 190,696
Export sales:
Europe ......................  26,534      20,830      12,266
Far East ....................  98,924      44,970      26,548
Other .......................  12,385      15,652      11,311
European foreign operations    10,800      11,763      14,664
                             ----------- ----------- -----------
Total .......................$332,606   $ 282,134   $ 255,485
                             =========== =========== ===========

Foreign operations' sales and identifiable assets are less than ten percent of consolidated totals.

9.  QUARTERLY FINANCIAL DATA--UNAUDITED

Unaudited quarterly financial data are as follows (in thousands, except per share amounts):

                              YEAR ENDED DECEMBER 31
                     ---------------------------------------
1994 QUARTERS            1ST       2ND       3RD       4TH
- -------------------- --------- --------- --------- ---------
Sales ...............$80,526   $87,365   $83,174   $81,541
Gross profit ........ 29,476    37,585    34,776    35,211
Net income ..........  3,624     5,934     5,386     6,017
Net income per share $   .45   $   .73   $   .61   $   .77


 1993 QUARTERS           1ST       2ND       3RD       4TH
- -------------------- --------- --------- --------- ---------
Sales ...............$65,443   $66,963   $71,804   $77,924
Gross profit ........ 21,821    22,762    25,352    30,642
Net income ..........  1,370     2,652     3,512     4,062
Net income per share $   .18   $   .33   $   .42   $   .52


Included in net income and net income per share are results from discontinued operations which do not have a material impact on any individual quarter.

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

Deloitte & Touche LLP, independent auditors, are retained to provide an objective, independent review as to management's discharge of its responsibilities insofar as they relate to the fairness of reported operating results and financial position. They obtain and maintain an understanding of the company's accounting and financial controls, and conduct such tests and related procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements.

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


    W. Keith Kennedy,  Jr.                       Scott G.  Buchanan
    President  and                                Vice President and
       Chief  Executive  Officer                   Chief Financial Officer

                         INDEPENDENT AUDITORS' REPORT

The Shareowners and Board of Directors
 of Watkins-Johnson Company:

We have audited the accompanying consolidated balance sheets of Watkins-Johnson Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Watkins-Johnson Company and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

In 1992, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as described in Note 5 to the consolidated financial statements.

February 3, 1995

Deloitte & Touche LLP
San Francisco, California

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

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                            PAGE
                                                                          -------
(a)1.   Consolidated Financial Statements

        Consolidated Statements of Operations For the Years Ended
        December 31, 1994, 1993 and 1992                                      7

        Consolidated Balance Sheets December 31, 1994 and 1993                8

        Consolidated Statements of Shareowners' Equity For the Years
        Ended December 31, 1994, 1993 and 1992                                9

        Consolidated Statements of Cash Flows For the Years Ended
        December 31, 1994, 1993 and 1992                                     10

        Notes to Consolidated Financial Statements                        11-18

        Report of Management                                                 19

        Independent Auditors' Report                                         20


                                                                            PAGE
                                                                          -------

     2. Financial Statement Schedules

     Independent Auditors' Report                                         24

     II Valuation and Qualifying Accounts and Reserves For the Years
        Ended December 31, 1994, 1993 and 1992                            25

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

- ----------
(b) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.
(c) The exhibits required to be filed by Item 601 of Regulation S-K are the same as Item 14(a)3 above.
(d) Financial statement schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or in the notes thereto.

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


                                              WATKINS-JOHNSON COMPANY
                                    -----------------------------------------
                                                    (Registrant)

Date: March 1, 1995                 By:   /s/    DEAN A. WATKINS
                                    -----------------------------------------
                                                 DEAN A. WATKINS
                                             CHAIRMAN OF THE BOARD


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                               TITLE                           DATE
- -------------------------------- ----------------------------------------- --------------------

Principal Executive Officer:

 /s/   W. KEITH KENNEDY, JR.
 --------------------------------
       W. KEITH KENNEDY, JR.     President and Chief Executive Officer     March 1, 1995


Principal Financial and Accounting Officer:

 /s/     SCOTT G. BUCHANAN
 -------------------------------- Vice President and Chief Financial
         SCOTT G. BUCHANAN       Officer                                   March 1, 1995

 /s/    H. RICHARD JOHNSON
 --------------------------------
        H. RICHARD JOHNSON       Director                                  March 1, 1995

 /s/     JOHN J. HARTMANN
 --------------------------------
         JOHN J. HARTMANN        Director                                  February 28, 1995

 /s/   RITA RICARDO-CAMPBELL
 --------------------------------
       RITA RICARDO-CAMPBELL     Director                                  March 1, 1995

 /s/      VON R. ESHLEMAN
 --------------------------------
          VON R. ESHLEMAN        Director                                  March 1, 1995

 /s/   RAYMOND F. O'BRIEN
 --------------------------------
       RAYMOND F. O'BRIEN        Director                                  February 27, 1995

 /s/     WILLIAM R. GRAHAM
 --------------------------------
         WILLIAM R. GRAHAM       Director                                  March 8, 1995

 /s/     GARY M. CUSUMANO
 --------------------------------
         GARY M. CUSUMANO        Director                                  March 1, 1995

 /s/     ROBERT L. PRESTEL
 --------------------------------
         ROBERT L. PRESTEL       Director                                  February 28, 1995

                         INDEPENDENT AUDITORS' REPORT

Watkins-Johnson Company:

We have audited the consolidated financial statements of Watkins-Johnson Company and subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 3, 1995, which report includes an explanatory paragraph as to an accounting change in 1992 to adopt Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," such consolidated financial statements and report are included in Item 8 of this annual report on Form 10-K. Our audits also included the consolidated financial statement schedule of Watkins-Johnson Company and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement taken as a whole, present fairly in all material respects the information set forth therein.


February 3, 1995

Deloitte & Touche LLP
San Francisco, California

                                                                   SCHEDULE II
                   WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                   BALANCE AT   CHARGED TO                 BALANCE AT
                                   BEGINNING    COSTS AND                    END OF
DESCRIPTION                        OF PERIOD     EXPENSES   DEDUCTIONS(1)   PERIOD(2)
- -------------------------------- ------------ ------------ ------------- -------------
1994
Allowance for doubtful accounts  $998,998     $16,900      $1,000        $ 1,014,898
                                 ============ ============ ============= =============
1993
Allowance for doubtful accounts  $982,244     $21,420      $4,666        $   998,998
                                 ============ ============ ============= =============
1992
Allowance for doubtful accounts  $965,989     $24,550      $8,295        $   982,244
                                 ============ ============ ============= =============

- ----------
(1) Write-off of uncollectible accounts.
(2) Reduction of accounts receivable.

                                EXHIBIT INDEX


 EXHIBIT
NUMBER                                               DESCRIPTION
- ----------- -------------------------------------------------------------------------------------------
3-a         *Articles of Incorporation of Watkins-Johnson Company, as amended May 8, 1989.

3-b         *By-Laws of Watkins-Johnson Company, as amended April 27, 1989 (Exhibit 3-b to Form 10-K for 1980, Commission File No. 1-5631).

10          Material Contracts

10-a        *Lease and Agreement between Lindco Properties Company and Watkins-Johnson
            Company commencing May 1, 1969 (Exhibit (b) I to Form 10-K for 1969, Commission File No.
            2-22436).

10-b        *Lease and Agreement between Morrco Properties Company and Watkins-Johnson
            Company dated October 31, 1975 (Exhibit 2(c) to Form 10-K for 1976, Commission File No.
            1-5631).

10-c        *Lease and Agreement between Danac Real Estate Investment Corporation and Watkins-Johnson
            Company (Exhibit 6 to Form 10-K for 1972, Commission File No. 2-22436) and the amendments thereto (Exhibit 1(b) to Form 10-K for 1976, Commission File No. 1-5631).

10-d        *Building and Loan Agreement and Deed of Trust Note between Danac Real Estate
            Investment Corporation and Watkins-Johnson Company (Exhibit 7 to Form 10-K for 1972,
            Commission File No. 2-22436).

10-e        *Promissory Note and Deed of Trust Agreement entered into between the New England Mutual
            Life Insurance Company and Watkins-Johnson Company dated May, 1978
            (Exhibit 2 to Form 10-K for 1978, Commission File No. 1-5631).

10-f        *Promissory Note and Deed of Trust entered into by the Wake County Industrial Facilities and Pollution Control Financing Authority, the NCNB National Bank of North Carolina and
            Watkins-Johnson Company dated December 28, 1984 (Exhibit 10-f to Form 10-K for 1984,
            Commission File No. 1-5631).

10-g        *Deferred Compensation Plan effective November 29, 1979 (Exhibit 10-g to Form 10-K for
            1984, Commission File No. 1-5631).

10-h        *Key Top-Management Incentive Bonus Plan Summary (Exhibit 10-h to Form 10-K for 1985,
            Commission File No. 1-5631).

10-i        *Employment Agreement Form, in effect for those employees listed in the company's definitive proxy statement filed with the Commission pursuant to Regulation 14A
            (Exhibit 10-i to Form 10-K for 1984, Commission File No. 1-5631).

10-j        *Deferred Compensation Plan effective November 29, 1979 as amended March 31, 1986 (Exhibit
            10-j to Form 10-K for 1986, Commission File No. 1-5631).

10-k        *Lease and Agreement between Seagate Technology and Watkins-Johnson Company dated September
            19, 1986 (Exhibit 10-k to Form 10-K for 1986, Commission File No. 1-5631).

10-k(1)     *Termination of Lease and Agreement between Seagate Technology and Watkins-Johnson Company dated September 22, 1987 (Exhibit 10-k(1) to Form 10-K for 1987, Commission File No.
            1-5631).

10-1        *Severance Agreement Form, in effect for those employees listed in the company's definitive proxy statement filed with the Commission pursuant to Regulation 14A (Exhibit 10-l to Form
            10-K for 1986, Commission File No. 1-5631).

10-m        *Form of Rights Agreement between Watkins-Johnson Company and Bank of America National
            Trust and Savings Association (Exhibit 4 to the 1986 Third Quarter Form 10-Q, Commission
            File No. 1-5631).



EXHIBIT
NUMBER                                               DESCRIPTION
- ----------- -------------------------------------------------------------------------------------------

10-n        *Watkins-Johnson Company 1976 Stock Option Plan, as amended September 28, 1987
            (Appendix A to the company's definitive proxy statement dated March 1, 1988 filed with the
            Commission pursuant to Regulation 14A).

10-o        *Watkins-Johnson Company 1989 Stock Option Plan for nonemployee directors (Appendix A to the company's definitive proxy statement dated February 28, 1990 filed with the Commission pursuant to Regulation 14A).

10-p        *Watkins-Johnson Company 1976 Stock Option Plan amended and renamed as the 1991 Stock
            Option and Incentive plan (Appendix A to the company's definitive proxy statement dated
            February 28, 1991 filed with the commission pursuant to Regulation 14A).

11          Statement re Computation of Per Share Earnings.

21          Subsidiaries of Watkins-Johnson Company.

23          Consent of Independent Auditors.