Form 10-Q
period 1995-03-31
WATKINS JOHNSON CO
filed 1995-04-27
CIK 105006

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -----------


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to
                                       ---------    ---------

                         Commission file number 1-5631

                             WATKINS-JOHNSON COMPANY
                         --------------------------------
             (Exact name of registrant as specified in its charter)




CALIFORNIA                                                94-1402710
- --------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)



3333 Hillview Avenue, Palo Alto, California               94304-1223
- --------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


                                 (415) 493-4141
                    ----------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .
                         ---   ---


Common stock, no par value, outstanding as of March 31, 1995    7,743,000 shares

                         PART I--FINANCIAL INFORMATION


Item 1. Financial Statements

        The interim financial statements are unaudited; however, the company believes that all adjustments necessary to a fair statement of results for such interim periods have been included and all such adjustments are of a normal recurring nature. The results for the three months ended March 31, 1995, are not necessarily indicative of the results for the full year 1995.

        Supplementary information to the financial statements:

           A dividend of twelve cents per share was declared and paid during the first quarter of 1995 and 1994.

           Net income per share is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding during the period, see Exhibit 11.

        The  consolidated   financial  statements  required  by  Rule  10-01  of
        Regulation S-X are included in this report beginning on the next page.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS*
             For the periods ended March 31, 1995 and April 1, 1994



                                                              Three Months Ended
- --------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)        1995              1994
- --------------------------------------------------------------------------------
Sales                                             $   92,983        $   80,526
- --------------------------------------------------------------------------------

Costs and expenses:
          Cost of goods sold                          53,106            51,050
          Selling and administrative                  19,923            15,246
          Research and development                    12,551             8,824
- --------------------------------------------------------------------------------
                                                      85,580            75,120
- --------------------------------------------------------------------------------

Income from operations                                 7,403             5,406
Other income (expense)                                   355                92
- --------------------------------------------------------------------------------

Income from continuing operations before Federal and
 foreign income taxes                                  7,758             5,498
Federal and foreign income taxes                      (2,405)           (1,756)
- --------------------------------------------------------------------------------
Income from continuing operations                      5,353             3,742
Loss from discontinued operations--net of taxes                           (118)
- --------------------------------------------------------------------------------
Net income                                        $    5,353        $    3,624
================================================================================

Fully diluted net income per share
 (difference between fully diluted and
 primary earnings per share is not material)      $      .63        $      .45
Average common and equivalent shares outstanding   8,541,000         7,980,000

*Unaudited

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   As of March 31, 1995 and December 31, 1994

- --------------------------------------------------------------------------------
(Dollars in thousands)                            1995*                1994
- --------------------------------------------------------------------------------

ASSETS

Current assets:
   Cash and equivalents                        $  35,640             $  34,469
   Receivables                                    77,185                80,427
   Inventories:
      Raw materials and parts                     13,379                 1,680
      Work in process                             42,914                37,682
      Finished goods                               1,289                12,293
   Other                                          12,412                12,921
- --------------------------------------------------------------------------------
   Total current assets                          182,819               179,472
- --------------------------------------------------------------------------------

Property, plant, and equipment                   164,939               160,683
   Accumulated depreciation and amortization    (117,950)             (115,537)
- --------------------------------------------------------------------------------
   Property, plant, and equipment--net            46,989                45,146
- --------------------------------------------------------------------------------

Other assets                                      10,420                10,412
- --------------------------------------------------------------------------------
                                               $ 240,228             $ 235,030
================================================================================

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
   Payables                                    $  13,526             $  15,045
   Accrued liabilities                            48,856                47,776
- --------------------------------------------------------------------------------
   Total current liabilities                      62,382                62,821
- --------------------------------------------------------------------------------
Long-term obligations                             21,769                22,583
- --------------------------------------------------------------------------------

Shareowners equity:
   Common stock                                   22,301                20,279
   Retained earning                              133,776               129,347
- --------------------------------------------------------------------------------
   Total shareowners equity                      156,077               149,626
- --------------------------------------------------------------------------------
                                               $ 240,228             $ 235,030
================================================================================

*Unaudited

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS*
             For the periods ended March 31, 1995 and April 1, 1994

                                                            Three Months Ended
- --------------------------------------------------------------------------------
(Dollars in thousands)                               1995                1994
- --------------------------------------------------------------------------------

OPERATING ACTIVITIES:

   Net income                                      $  5,353           $  3,624
   Reconciliation of net income to cash flows:
      Depreciation and amortization                   2,448              2,334
      Net changes in:
         Receivables                                  3,243              2,668
         Inventories                                 (5,927)            (5,954)
         Other assets                                   501                100
         Accruals and payables                       (1,323)             1,396
- --------------------------------------------------------------------------------
Net cash provided by operating activities             4,295              4,168
- --------------------------------------------------------------------------------

INVESTING ACTIVITIES:

   Additions of property, plant, and equipment       (4,292)            (1,789)
   Other                                                  1                 56
- --------------------------------------------------------------------------------
Net cash used in investing activities                (4,291)            (1,733)
- --------------------------------------------------------------------------------

FINANCING ACTIVITIES:

   Proceeds from issuance of common stock             2,021              2,855
   Repurchase of common stock                                          (13,805)
   Dividends paid                                      (924)              (864)
   Other                                                 70               (409)
- --------------------------------------------------------------------------------
Net cash provided (used) by financing activities      1,167            (12,223)
- --------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents       1,171             (9,788)
Cash and equivalents at beginning of period          34,469             45,040
- --------------------------------------------------------------------------------
Cash and equivalents at end of period              $ 35,640           $ 35,252
================================================================================

*Unaudited

PART I--FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Financial Condition: The company's financial condition continued to be healthy. During the first quarter 1995, cash and equivalents increased slightly from $34 to $36 million as cash provided by operations and stock issuances more than offset capital expenditures. For the balance of 1995, the company expects its operations to generate sufficient cash to fund its anticipated growth and product development. In addition, the company has the ability to augment any unplanned cash needs with readily available external financing.

        Current Operations: New orders for semiconductor-equipment slightly exceeded shipments for the period. Semiconductor equipment sales accounted for more than 50% of total revenue. The Far East continues to be the strongest geographic area for new semiconductor equipment orders, with 61% of new system bookings coming from that region in the first quarter. The Group has sufficient backlog to support planned sales volume for the first half of 1995. It is recognized that the semiconductor equipment business is cyclical and can change rapidly.
        Uncertainty increases significantly when projecting demand for semiconductor equipment products more than 6 months into the future.

        Although the defense market remains weak, the Electronics Group improved its profitability and continues to streamline its operations in 1995. Its East Coast operations were consolidated into the Gaithersburg, Maryland Plant in the first quarter. The company continues to advance in commercial opportunities for its electronics products and is focusing on its wireless telecommunications business. It has formed certain alliances with established commercial electronics firms to accelerate its penetration of the wireless market.

        First Quarter 1995 Compared to First Quarter 1994: Semiconductor Equipment Group sales jumped 67% while Electronics Group sales were down 12%, resulting in the overall company sales increase of approximately 15%. Gross margin increased to 43% from prior year's quarter mostly due to the favorable revenue shift towards more profitable semiconductor-equipment products and improved profitability in the Electronics Group. Selling and administrative expenses were expectedly higher due to the higher cost associated with the increased international sales volume in the Semiconductor Equipment Group. Research and development expenses increased 2% to 13% of sales due to the company's intense efforts in developing the next generation of products for both business segments. The company does not expect this intense level of research and development spending to continue for the full year. Due to the above factors, first quarter 1995 net income jumped 48% compared to the same period in 1994.

PART II--OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        At the annual meeting of shareholders held April 8, 1995, shareowners voted on the following:

        Item 1: Election of Directors:

                Nominee                          For                   Withheld
                -------                          ---                   --------
                Dean A. Watkins                  6,066,606              31,709
                H. Richard Johnson               6,066,607              31,708
                W. Keith Kennedy                 6,063,565              34,750
                John J. Hartmann                 6,067,707              30,608
                Raymond F. O'Brien               6,068,207              30,108
                William R. Graham                6,068,082              30,233
                Gary M. Cusumano                 6,065,441              32,874
                Robert L. Prestel                6,067,982              30,333

        Item 2: Proposal to ratify the appointment of Deloitte & Touche as the independent auditors of the company for accounting year ending December 31, 1995.

                For  6,042,414         Against  13,782        Withheld  42,119


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





                                                       WATKINS-JOHNSON COMPANY
                                                       -----------------------
                                                             (Registrant)



Date    April 25, 1995                      By: /s/    W. Keith Kennedy, Jr.
    -----------------------                    ---------------------------------
                                                       W. Keith Kennedy, Jr.
                                           President and Chief Executive Officer







Date    April 25, 1995                      By: /s/    Scott G. Buchanan
    -----------------------                    ---------------------------------
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