Form 10-Q
period 1995-06-30
WATKINS JOHNSON CO
filed 1995-08-07
CIK 105006

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                          Commission file number 1-5631

                             WATKINS-JOHNSON COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          CALIFORNIA                                     94-1402710
--------------------------------------------------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)



3333 Hillview Avenue, Palo Alto, California             94304-1223
--------------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)



                                 (415) 493-4141
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .
                         ---    ---


Common stock, no par value, outstanding as of June 30, 1995     8,029,000 shares

                          PART I--FINANCIAL INFORMATION


Item 1.           Financial Statements
--------------------------------------

                  The interim financial statements are unaudited; however, Watkins-Johnson Company believes that all adjustments necessary to a fair statement of results for such interim periods have been included and all such adjustments are of a normal recurring nature. The results for the six months ended June 30, 1995, are not necessarily indicative of the results for the full year 1995.

                  Supplementary information to the financial statements:

                           A dividend of twelve cents per share was declared and paid during the second quarter of 1995 and 1994.

                           Net income per share is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding during the period, see Exhibit 11.

                  The consolidated financial statements required by Rule 10-01 of Regulation S-X are included in this report beginning on the next page.


                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS*
              For the periods ended June 30, 1995 and July 1, 1994

                                                        Three Months Ended                          Six Months Ended
----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share             1995              1994                 1995                 1994
amounts)
----------------------------------------------------------------------------------------------------------------------
Sales                                       $   102,004          $    87,365          $    194,987         $   167,891
----------------------------------------------------------------------------------------------------------------------

Costs and expenses:
         Cost of goods sold                      60,355               49,780               113,461             100,830
         Selling and administrative              18,898               19,708                38,821              34,954
         Research and development                11,611                8,600                24,162              17,424
----------------------------------------------------------------------------------------------------------------------
                                                 90,864               78,088               176,444             153,208
----------------------------------------------------------------------------------------------------------------------

Income from operations                           11,140                9,277                18,543              14,683
Interest and other income (expense)--net            351                  190                   891                 579
Interest expense                                   (221)                (306)                 (406)               (603)
----------------------------------------------------------------------------------------------------------------------

Income from continuing operations before
    Federal and foreign income taxes             11,270                9,161                19,028              14,659
Federal and foreign income taxes                 (3,494)              (2,924)               (5,899)             (4,680)
----------------------------------------------------------------------------------------------------------------------
Income from continuing operations                 7,776                6,237                13,129               9,979
Loss from discontinued operations--net of
    taxes                                                               (303)                                     (421)
----------------------------------------------------------------------------------------------------------------------
Net income                                  $     7,776           $    5,934           $    13,129          $    9,558
=======================================================================================================================

Fully diluted net income per share
    (difference between fully diluted and
    primary earnings per share is not       $       .88           $      .73           $      1.51          $     1.18
    material)
Average common and equivalent shares
    outstanding                               8,822,000            8,124,000             8,687,000           8,124,000


*Unaudited


                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    As of June 30, 1995 and December 31, 1994

---------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                               1995*                                      1994
---------------------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
    Cash and equivalents                                        $   41,272                                 $   34,469
    Receivables                                                     85,158                                     80,427
    Inventories:
        Raw materials and parts                                     15,538                                     12,293
        Work in process                                             36,991                                     37,682
        Finished goods                                               1,442                                      1,680
    Other                                                           13,271                                     12,921
---------------------------------------------------------------------------------------------------------------------
    Total current assets                                           193,672                                    179,472
---------------------------------------------------------------------------------------------------------------------

Property, plant and equipment                                      165,832                                    160,683
    Accumulated depreciation and amortization                     (113,036)                                  (115,537)
---------------------------------------------------------------------------------------------------------------------
    Property, plant, and equipment--net                             52,796                                     45,146
---------------------------------------------------------------------------------------------------------------------

Other assets                                                        10,405                                     10,412
---------------------------------------------------------------------------------------------------------------------
                                                               $   256,873                                $   235,030
=====================================================================================================================

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
    Payables                                                   $    14,405                                $    15,045
    Accrued liabilities                                             50,848                                     47,776
---------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                       65,253                                     62,821
---------------------------------------------------------------------------------------------------------------------
Long-term obligations                                               22,278                                     22,583
---------------------------------------------------------------------------------------------------------------------

Shareowners' equity:
    Common stock                                                    28,751                                     20,279
    Retained earnings                                              140,591                                    129,347
---------------------------------------------------------------------------------------------------------------------
    Total shareowners' equity                                      169,342                                    149,626
---------------------------------------------------------------------------------------------------------------------
                                                               $   256,873                                $   235,030
=====================================================================================================================


*Unaudited


                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS*
              For the periods ended June 30, 1995 and July 1, 1994

                                                                                                   Six Months Ended
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                              1995                                 1994
-------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:

    Net Income                                                  $   13,129                           $   9,558
    Reconciliation of net income to cash flows
        Depreciation and amortization                                5,252
           Receivables                                              (4,731)                              1,024
           Inventories                                              (2,316)                             (9,881)
           Other assets                                               (343)                              1,391
           Accruals and payables                                     1,725                              (2,429)
-------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                       12,716                               4,311
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

    Additions of property, plant, and equipment                    (13,790)                             (5,278)
    Other                                                              887                                  58
-------------------------------------------------------------------------------------------------------------------
    Net cash (used) in investing activities                        (12,903)                             (5,220)
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:

    Proceeds from issuance of stock                                  8,471                               7,706
    Repurchase of common stock                                           0                             (13,805)
    Dividends paid                                                  (1,885)                             (1,756)
    Other                                                              404                                (581)
-------------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by financing activities                 6,990                              (8,436)
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents                      6,803                              (9,345)
Cash and equivalents at beginning of period                         34,469                              45,040
-------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                           $   41,272                          $   35,695
===================================================================================================================


*Unaudited

                          PART I--FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------

                  FINANCIAL CONDITION: The company continues to be in excellent financial condition. During the first half of 1995, cash and equivalents increased $6.8 million from $34.5 to $41.3 million as cash provided by operations and stock issuances more than offset capital expenditures and dividends paid. For the balance of 1995, the company expects to generate sufficient cash to fund its operations and product development. Growth expectations beyond 1995 may require use of external financing in order to meet such growth opportunities. The company is currently negotiating to increase its lines of credit.

                  CURRENT OPERATIONS: Semiconductor Equipment Group sales set a new record this quarter. Continued demand for semiconductor equipment reflects the higher semiconductor content in electronic products, along with the demand for more memory to support advanced microprocessors and multimedia products. During the quarter, semiconductor sales accounted for nearly 60% of total revenue. The Group introduced its latest product, the WJ-2000 high-density plasma reactor, at the SEMICON/West trade show in early July with resulting high customer interest. Prospects for the remainder of the year appear positive as analysts' industry growth projections remain strong. It must be recognized that the semiconductor equipment business is cyclical and can change rapidly. Uncertainty increases significantly when projecting demand for semiconductor equipment products more than six months into the future.

                  During the second quarter, the Electronics Group divested certain product lines to better focus on its core defense business and position itself in the telecommunications market. The divested product lines accounted for approximately $7 million of sales each quarter in 1994. The company does not expect the divestitures to significantly impact its 1995 results of operations, financial position, and cash flow. The business picture for the Electronics Group is improving as customer demand has relatively stabilized for its missile guidance and intelligence receiver products, and the Group's telecommunication products are gaining acceptance in the growing wireless market.

                  BACKLOG: The firm order backlog on June 30, 1995 was $205,323,000 compared to the $180,621,000 recorded on July 1, 1994. The portion of the current backlog shippable within twelve months is 87%, compared to 91% one year ago.

                  SECOND   QUARTER  1995   COMPARED  TO  SECOND   QUARTER  1994:
                  Semiconductor Equipment Group sales increased nearly 50% while Electronics Group sales were down 11%, resulting in an overall company increase of 17%. The decrease in Electronics Group sales was mostly due to the divested product lines described above. Gross margins remained above 40% but were down slightly due mostly to nonrecurring production costs associated with product enhancements in the Semiconductor Equipment Group. Although selling and administrative expenses decreased slightly, expenses are expected to be higher for the remainder of 1995 due to increasing direct sales activities by both Groups. The rate of research and development spending was slightly higher compared to the same period last year but has slowed from the level of the first quarter of 1995. Due to the combined effect of the above factors, net income for the second quarter of 1995 increased more than 30% over the same period in 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
------------------------------------------------------------------------------

                  SECOND QUARTER YEAR-TO-DATE 1995 COMPARED TO SECOND QUARTER YEAR-TO-DATE 1994: Semiconductor Equipment Group sales increased 57% while Electronics Group sales were down 11%, resulting in an overall company increase of 16%. The favorable revenue shift towards more profitable semiconductor equipment products helped to increase the company's gross margin from 40% to 42%. Although selling and administrative expenses as a percentage of sales decreased slightly, expenses are expected to rise for the second half of 1995 as direct sales activities are expected to increase for both Groups. Research and development expenses increased from 10% to 12% of sales due to the company's substantial efforts in developing the next generation of products for both business segments. Research and development expenses are expected to be above plan for the year although the pace of spending will slow in the second half. Due to the combined effect of the above factors, net income for the first half of 1995 increased 37% over the same period in 1994.

                           PART II--OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K
--------------------------------------------------

                  a. A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits. The exhibits are number according to Item 601 of Regulation S-K.

                  b. No reports on Form 8-K were required to be filed during the quarter.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                WATKINS-JOHNSON COMPANY
                                                -----------------------
                                                      (Registrant)



Date:      August 3, 1995              By:   /s/   W. Keith Kennedy, Jr.
      ------------------------            -------------------------------------
                                                   W. Keith Kennedy, Jr.
                                          President and Chief Executive Officer







Date:      August 3, 1995              By:   /s/   Scott G. Buchanan
      ------------------------            -------------------------------------
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

                       27                 Financial Data Schedule.