Form 10-Q
period 1995-09-29
WATKINS JOHNSON CO
filed 1995-11-06
CIK 105006

FORM 10-Q

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                             -----------

      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 29, 1995

                                 OR

    [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ______________ to ______________

                    Commission file number 1-5631

                       WATKINS-JOHNSON COMPANY
         ----------------------------------------------------
        (Exact name of registrant as specified in its charter)


           CALIFORNIA                                   94-1402710
 -------------------------------           -----------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


3333 Hillview Avenue, Palo Alto, California              94304-1223
-------------------------------------------              ----------
 (Address of principal executive offices)                (Zip Code)


                                 (415) 493-4141
               --------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes   X   .    No       .
                         -------       -------

Common stock, no par value, outstanding as of
     September 29, 1995                                8,092,000 shares

                          PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements

          The interim financial statements are unaudited; however, Watkins-Johnson Company believes that all adjustments necessary to a fair statement of results for such interim periods have been included and all such adjustments are of a normal recurring nature. The results for the nine months ended September 29, 1995, are not necessarily indicative of the results for the full year 1995.

          Supplementary information to the financial statements:

               A dividend of twelve cents per share was declared and paid during the third quarter of 1995 and 1994.

               Net income per share is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding during the period, see Exhibit 11.

          The consolidated financial statements required by Rule 10-01 of Regulation S-X are included in this report beginning on the next page.


                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS*
         For the periods ended September 29, 1995 and September 30, 1994

                                                            Three Months Ended      Nine Months Ended
-----------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)         1995           1994           1995           1994
-----------------------------------------------------------------------------------------------------------
Sales ..........................................   $    95,550    $    83,174    $   290,537    $   251,065
-----------------------------------------------------------------------------------------------------------
Costs and expenses:
     Cost of goods sold ........................        54,978         48,398        168,439        149,228
     Selling and administrative ................        17,565         18,034         56,386         52,988
     Research and development ..................        11,217          8,533         35,379         25,957
-----------------------------------------------------------------------------------------------------------
                                                        83,760         74,965        260,204        228,173
-----------------------------------------------------------------------------------------------------------

Income from operations .........................        11,790          8,209         30,333         22,892
Interest and other income (expense)--net .......           455            295          1,346            874
Interest expense ...............................          (232)          (291)          (638)          (894)
-----------------------------------------------------------------------------------------------------------

Income from continuing operations before
 Federal and foreign income taxes ..............        12,013          8,213         31,041         22,872
Federal and foreign income taxes ...............        (3,103)        (2,624)        (9,002)        (7,304)
-----------------------------------------------------------------------------------------------------------
Income from continuing operations ..............         8,910          5,589         22,039         15,568
Loss from discontinued operations--net of
   taxes .......................................                         (208)                         (624)
-----------------------------------------------------------------------------------------------------------
Net income .....................................   $     8,910    $     5,386    $    22,039    $    14,944
===========================================================================================================
Fully diluted net income per share
   (difference between fully diluted and primary
    earnings per share is not material) ........   $       .98    $       .61    $      2.48    $      1.79
Average common and equivalent shares
   outstanding .................................     9,083,000      8,344,000      8,881,000      8,344,000


*Unaudited


                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 As of September 29, 1995 and December 31, 1994


--------------------------------------------------------------------------------
(Dollars in thousands)                                    1995*           1994
--------------------------------------------------------------------------------

ASSETS

Current assets:
    Cash and equivalents .........................     $  37,235      $  34,469
    Receivables ..................................        90,268         80,427
    Inventories:
        Raw materials and parts ..................        17,395         12,293
        Work in process ..........................        42,925         37,682
        Finished goods ...........................         1,690          1,680
    Other ........................................        15,971         12,921
--------------------------------------------------------------------------------
    Total current assets .........................       205,484        179,472
--------------------------------------------------------------------------------

Property, plant, and equipment ...................       170,480        160,683
    Accumulated depreciation and amortization ....      (114,153)      (115,537)
--------------------------------------------------------------------------------
    Property, plant, and equipment--net ..........        56,327         45,146
--------------------------------------------------------------------------------

Other assets .....................................        10,643         10,412
--------------------------------------------------------------------------------
                                                       $ 272,454      $ 235,030
================================================================================

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
    Payables .................................         $  16,046      $  15,045
    Accrued liabilities ......................            51,567         47,776
--------------------------------------------------------------------------------
    Total current liabilities ................            67,613         62,821
--------------------------------------------------------------------------------
Long-term obligations ........................            23,564         22,583


Shareowners' equity:
    Common stock .............................            32,746         20,279
    Retained earnings ........................           148,531        129,347
--------------------------------------------------------------------------------
    Total shareowners' equity ................           181,277        149,626
--------------------------------------------------------------------------------
                                                       $ 272,454      $ 235,030
================================================================================


*Unaudited

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS*
         For the periods ended September 29,1995 and September 30, 1994


                                                                   Nine Months
                                                                      Ended
--------------------------------------------------------------------------------
(Dollars in thousands)                                    1995         1994
--------------------------------------------------------------------------------

OPERATING ACTIVITIES:

    Net Income ........................................ $ 22,039     $ 14,944
    Reconciliation of net income to cash flows
        Depreciation and amortization .................    7,325        6,824
        Net changes in:
           Receivables ................................   (9,841)      (5,452)
           Inventories ................................  (10,355)     (11,321)
           Other assets ...............................   (3,280)         695
           Accruals and payables ......................    5,227          530
--------------------------------------------------------------------------------
    Net cash provided by operating activities .........   11,114        6,220
--------------------------------------------------------------------------------

INVESTING ACTIVITIES:

    Additions of property, plant, and equipment .......  (19,186)      (9,238)
    Other .............................................      680           62
--------------------------------------------------------------------------------
    Net cash (used) in investing activities ...........  (18,506)      (9,176)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES:

    Proceeds from issuance of stock ...................   12,467        9,202
    Repurchase of common stock ........................               (13,805)
    Dividends paid ....................................   (2,855)      (2,654)
    Other .............................................      546         (391)
--------------------------------------------------------------------------------
    Net cash provided (used) by financing activities ..   10,158       (7,648)
--------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents .......    2,766      (10,604)
Cash and equivalents at beginning of period ...........   34,469       45,040
--------------------------------------------------------------------------------
Cash and equivalents at end of period ................. $ 37,235     $ 34,436
================================================================================


*Unaudited

                    PART I--FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Financial Condition: The company's financial condition remains healthy. During the first nine months of 1995, cash and equivalents increased $2.7 million from $34.5 to $37.2 million as cash provided by operations and stock issuances more than offset capital expenditures and dividends paid. For the balance of 1995, the company expects cash to decline slightly due to increased working capital needs and capital expenditures. Growth expectations beyond 1995 are anticipated to require use of external financing. The company is negotiating an increase in its lines of credit to approximately $100 million.

          Current Operations: Semiconductor Equipment Group orders for the third quarter were more than 40% above the last year's quarterly average, reaching a year-to-date total of $170 million. The Far East continues to be a strong geographic area for new semiconductor equipment orders, with 57% of new system orders coming from that region in the third quarter. During the quarter, Semiconductor Equipment Group sales accounted for nearly 60% of total company revenue. Prospects into 1996 appear positive with industry annual growth projections at about 30%. It must be recognized that the semiconductor equipment business is cyclical and can change rapidly. Uncertainty increases significantly when projecting demand for semiconductor equipment products more than six months into the future.

          The business picture for the Electronics Group is improving as the group advances in wireless telecommunication opportunities. Additional orders for PCS to Cellular downconverters demonstrate acceptance of the group's products in the growing wireless market. Within The Electronics Group's core defense business, customer demand has relatively stabilized for its missile guidance and intelligence receiver products.

          Backlog: The firm order backlog on September 29, 1995 was $211,283,000 compared to the $227,312,000 recorded on September 30, 1994. Included in the 1994 figure was approximately $23 million of backlog related to product lines divested during the second quarter of 1995 as previously announced. The portion of the current backlog shippable within twelve months is 94%, compared to 87% one year ago.

          Third Quarter 1995 Compared to Third Quarter 1994: Semiconductor Equipment Group sales increased 53% while Electronics Group sales were down 16%, resulting in an overall company increase of 15%. The decrease in Electronics Group sales was primarily due to the divestiture of certain product lines in the second quarter of 1995 which accounted for approximately $7 million of sales in each quarter of 1994. Gross margins remained at 42%. Selling and administrative expenses decreased slightly due primarily to realization of some benefits of selling direct overseas. Research and development spending increased compared to the same period last year but has slowed from the intense pace of the first half of 1995. During the third quarter, the effective tax rate for federal and foreign income taxes decreased from 31% to 29% compared to the 32% effective rate for the same period last year. The tax rate decrease resulted mostly from tax benefits related to higher export sales and the research tax credit. The cumulative effect of the tax rate reduction in the third quarter was $620 thousand, or about 7 cents per share. Due to the combined effect of the above factors, net income for the third quarter of 1995 increased 65% over the same period in 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

          Third Quarter Year-to-Date 1995 Compared to Third Quarter Year-to-Date 1994: Semiconductor Equipment Group sales increased 55% while Electronics Group sales were down 13%, resulting in an overall company increase of 16%. The decrease in Electronics Group sales was partially due to the divestiture of certain product lines in the second quarter of 1995, as previously discussed. Gross margins increased from 41% to 42% due mostly to the revenue mix shifting towards more profitable semiconductor equipment products and improved margins in the Electronics Group. Although selling and administrative expenses as a percentage of sales decreased slightly, expenses were up as expected due to the increased volume. Research and development expenses increased from 10.3% to 12.2% of sales due to the company's substantial efforts in developing the next generation of products for both business segments, but has slowed since the first half of 1995. The effective tax rate for federal and foreign income taxes decreased from 32% to 29% compared to the same period last year, as discussed above. Due to the combined effect of the above factors, net income for the first 9 months of 1995 increased 47% over the same period in 1994.

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





                                      WATKINS-JOHNSON COMPANY
                                      -----------------------
                                            (Registrant)



Date:  November 3, 1995              By:     /s/ W. Keith Kennedy, Jr.
      ----------------------         -------------------------------------------
                                                 W. Keith Kennedy, Jr.
                                        President and Chief Executive Officer







Date:  November 3, 1995              By:      /s/ Scott G.Buchanan
      ----------------------         -------------------------------------------
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