Form 10-K
period 1995-12-31
WATKINS JOHNSON CO
filed 1996-03-05
CIK 105006

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ----------

                                  FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1995

                                      OR

[   ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ---------- to ----------

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

Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   X       No
                                       ----         ----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not con- tained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [ X ]

                                                 AS OF FEBRUARY 2, 1996
                                                ----------------------
Aggregate market value of the voting stock held
 by non-affiliates of the registrant: ..........   $317,338,000
Number of shares outstanding: Common stock,
 no par value ..................................      8,124,000 shares

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions  of  the  Watkins-Johnson   Company  Notice  of  Annual  Meeting  of
Shareowners--April 13, 1996 and Proxy Statement filed with the commission pursuant to Regulation 14A are incorporated by reference into Part III.

================================================================================

                                    PART I

ITEM 1. BUSINESS
  (A)  General Development of Business

       In  1995  Watkins-Johnson   decided  to  divide  its  Electronics  Group,
       recognizing the two major markets that it served, into the Wireless Communication segment and the Government Electronics segment for reporting purposes. Other than this split into two reporting segments, the company's structure during 1995 was unchanged from the previous year. Since the company realigned its business between 1991 and 1993, operations had been reported as three business segments: semiconductor equipment, electronics products and environmental services. At the end of 1994, the environmental services unit was divested.

       No material reclassifications, mergers or consolidations of the company or its subsidiaries occurred during 1995. Other than in the ordinary course of business, there were no acquisitions or dispositions of material amounts of assets during the year.

  (b)  Financial Information about Industry Segments

       The company operates in three industry segments--semiconductor equipment, wireless communications, and government electronics. The previously reported environmental services segment was divested at the end of 1994. Financial information covering these industry segments is included in
       Note 8 to the  consolidated  financial  statements  contained in Part II,
       Item 8 of this annual report on form 10-K.

  (c)  Narrative Description of Business

       Watkins-Johnson Company is a high-technology corporation specializing in semiconductor-manufacturing equipment, subassemblies and transceivers for wireless communications, and radio-frequency electronics for government applications.

       Semiconductor Equipment

       The company's Semiconductor Equipment Group designs, develops and manufactures equipment to deposit thin dielectric films by chemical vapor deposition (CVD), using two fundamental CVD processes. The earlier process, atmospheric-pressure CVD (APCVD), accounted for all of the equipment sold in 1995. This equipment functions by injecting the gases needed for the reaction over the substrate material. The substrates are transported under the injectors on a continuously moving conveyor belt through a resistance heated muffle. This approach allows high deposition rates with a simpler reactor design yielding higher reliability operation and high wafer throughput.

       The major market for the APCVD equipment is the semiconductor industry where the equipment is used to deposit thin films of doped and undoped silicon dioxide used in the making of integrated circuits. The company's APCVD process is highly productive and offers an attractive cost of ownership. The equipment is sold world-wide to most of the major semiconductor manufacturers, especially to those engaged in high volume integrated circuit manufacture. Customers include both firms that manufacture and sell their own products and semiconductor foundry firms that contract manufacturing services to "fabless" companies. As such the company's equipment is used in the manufacture of all types of integrated circuits from logic circuits to semiconductor memory chips.

       The newer process, high density plasma CVD (HDP), was first introduced to the customers in July 1995 at the important SEMICON West exposition as the WJ-2000. High density plasma is a variant of plasma-enhanced CVD which uses an RF-induced glow discharge to transfer energy into the reactant gases. This allows the substrate to remain at a lower temperature than in the APCVD process. Improved generators allow higher density of plasmas which the semiconductor industry expects to use for future integrated circuits with smaller feature size transistors and conductors. These smaller (0.25 micron and below) features are needed to fabricate devices such as the 256 megabit dynamic random access memory (256 Meg DRAM) and the seventh generation of microprocessors. Using the philosophy developed with its APCVD equipment, WJ's HDP equipment is designed for high productivity. Following the July introduction, the company has concentrated on a series of tests in its Scotts Valley laboratory to verify the production capabilities of the equipment with wafers provided by WJ and customers. Additional tests for the equipment at selected customer facilities (beta test sites) will be performed in 1996 prior to accepting orders.

       The company markets the APCVD systems as the WJ-999 and the WJ-1000. The WJ-999 and WJ-TEOS999 systems are for production lines using 150 mm (6-inch) semiconductor wafers; they are capable of simultaneous processing of two wafers in parallel. The WJ-1000 is also offered with either hydride or TEOS reactant processes and is specifically designed for high productivity processing on 200 mm (8-inch) semiconductor processing lines. The company's APCVD process is mostly used in depositing doped oxide films, boro-phosphoro-silicate glass (BPSG) and phosphoro-silicate-glass (PSG), for the initial dielectric layers deposited on the wafers. These initial layers, sometimes termed the interlevel dielectric (ILD), are deposited prior to the metal layers which are used to connect the transistors and provide the circuit action. BPSG is a useful dielectric layer since it self-planarizes, offering a smoother surface for the following metal and dielectric layers. The equipment market for the pre-metal dielectric depositions (PMD) for 1995 was estimated by Dataquest, a high technology market research firm, to be $475 million. The WJ APCVD equipment is well suited for these applications and the company believes it is the PMD equipment market leader. This market has grown more rapidly than the semiconductor equipment market in general since the increased chip complexity is leading semiconductor manufacturers to use more dielectric layers.

       As chip complexity increases, more than one metal layer is required to provide the circuit connections. Another growing market for dielectric deposition equipment is inter-metal dielectric deposition (IMD). The development of the new WJ-2000 HDP equipment is aimed specifically at this market. Dataquest estimated the 1995 IMD equipment market to exceed $600 million. The IMD equipment market is forecast to grow more rapidly than the PMD equipment market; Dataquest forecast the total dielectric equipment market to approach $3 billion in the year 2000.

       The APCVD process equipment is easily scaleable. It has thus been adapted for the manufacture of the active matrix liquid crystal displays used in personal communication, computing and entertainment products.

       Sales in the Semiconductor Equipment segment were 57% of consolidated sales in 1995, 43% in 1994 and 29% in 1993. The company is changing its mode of selling semiconductor equipment. In place of a network of manufacturers' representatives and distributors, the company is establishing a direct sales and service force world-wide to better serve its customers and reduce international expenses. Currently, the company has direct offices in the United States, Korea, Taiwan, Singapore and Europe (added in 1995). The business plans for the direct office in Japan have been initiated with a phase-over agreement with the distributor, Marubeni Hytech, and the purchase of a site for the office and applications laboratory. Office and lab construction will be initiated in 1996.

       The company sells capital equipment to a majority of the global semiconductor manufacturers. Most of the sales are to makers of semiconductor integrated circuits. Although there are many such customers, a majority of the integrated circuits world-wide are produced by approximately 20 companies, with roughly two-thirds of the business outside the United States. NEC (through Marubeni Hytech, the company's Japanese distributor), Hyundai Electronics Ind. Co. Ltd. and Samsung Pacific International Inc. are significant customers of the segment. There are several domestic and international competitors (some of whom are larger than the company) and competition is intense. In meeting the competition, emphasis is placed on selling quality products with good technical performance and reliability with a competitive cost of ownership. The company's growing global customer-support network is a possible competitive advantage.

       The Semiconductor Equipment Group's business depends upon the planned and actual capital expenditures of the semiconductor manufacturers, who react to the current and anticipated market demand for integrated circuits. Although this demand has been growing over the past few years, it has a history of cyclical variations. It is recognized that the semiconductor equipment business can vary rapidly in response to customer demand. Following placement of orders, customers frequently seek either faster or delayed delivery, based on their changing needs. Uncertainty increases significantly when projecting product demand more than 6 months in the future.

       Wireless Communications

       This newly recognized segment serves original equipment manufacturers in the rapidly growing market for wireless communication equipment. The company's long time leadership as a microwave-electronics manufacturer and its historic strength in space communication components provide a competitive advantage in offering unique solutions to requirements for wireless network communications and satellite systems.

       The company has entered two wireless communication business areas paralleling the skills it had developed as a defense-electronics supplier. In the Palo Alto facility the company is producing components and subassemblies for cellular, personal communication services (PCS) and space applications. At the Gaithersburg facility the company is successfully adapting its communications-intelligence equipment technology to the design and production of low-cost, sensitive receivers for cellular telephone fraud detection and wideband transceivers for base station applications.

       Both of these operations take advantage of the processes, devices and monolithic microwave integrated circuits (MMIC) developed and manufactured in the company's gallium-arsenide (GaAs) foundry. These proprietary devices and circuits perform highly reliable signal-processing functions in the various equipment and have enabled the company to capture programs over its competition. Other strengths the company brings to this marketplace are derived from the skills and technology developed over many years of providing microwave components and communications receivers for defense-electronics applications. The company is mining this technology to take advantage of expected market growth in the wireless communications sector. Substantial research and development efforts are being expended in an attempt to take advantage of projected growth opportunities.

       Sales by the Wireless Communications segment were 8% of consolidated sales in 1995, 7% in 1994 and 7% in 1993. Although the business is international in scope, present selling efforts are concentrated in the United States. Marketing and sales are performed by company direct sales personnel and distributors. Major accounts are handled by direct company sales and service. Components, subassemblies, receivers and transceivers are primarily sold to companies which manufacture base station equipment for various wireless communication carriers. Although the customer community represents a large business opportunity, the number of individual customer companies is not large.

       The telecommunications bill recently enacted reorganizes the business opportunities for the telecommunications industry. Although the company believes the results of this reorganization will be positive for its wireless communication business, its full effects are not clear. Various regulatory agencies of federal, state and local governments can also affect the wireless communication market dynamics, causing unforeseen ebb and flow of orders and delivery requirements. Domestic and international competition from a number of companies, some of which are much larger than Watkins-Johnson, is intense. The company seeks to win competitions by excellent service and superior technical performance. It seeks to protect its intellectual property by an aggressive patent and trade secret program as indicated below.

       Government Electronics

       The Government Electronics segment designs, develops and manufactures microwave components, subsystems, and receivers for a broad range of applications. The segment supplies sophisticated electronic products for defense-intelligence, missile-guidance, electronic-warfare and space-communications missions.

       Watkins-Johnson receivers and signal-analysis equipment are used by military and other governmental agencies to perform range-monitoring, frequency-measurement, signal localization and interference-analysis functions, often in complex, high-signal-density environments. The company continues to sustain its technological and marketing leadership in communications intelligence equipment. Company funded design and development efforts are producing advanced receivers and related equipment featuring the small-size, light-weight and low-power-consumption characteristics demanded by its customers at competitive prices. This design effort is also serving the demand by government customers for "commercial-off-the-shelf" (COTS) equipment.

       The company is the largest merchant supplier of integrated microwave subsystems to guided missile prime contractors. The company's integrated capability provides a technological advantage, while its microwave hybrid assembly and test capabilities give it a manufacturing edge over competing suppliers (including the internal capabilities of customer companies). The company is a subcontractor for certain key missile programs, such as the Advanced Medium-Range Air-to-Air Missile (AMRAAM), the High-speed Anti-Radiation Missile (HARM) and the Standard Missile Block IV which continue to represent a substantial portion of the segment's core defense-electronics business.

       Government Electronics products are marketed through direct selling efforts and distributor networks domestically and overseas. A small portion of the sector's business is exported to customers similar to those in the U.S. Such sales are generally subject to U.S. Government export control procedures.

       Sales by the Government Electronics segment were 35% of consolidated sales in 1995, 50% in 1994 and 64% in 1993. A majority of segment sales are to government agencies and government prime contractors, such as Hughes Aircraft Company, engaged in defense contracting. The principal end user for such sales is the U.S. Department of Defense. Sales contracts with the government are customarily subject to terms and conditions which provide for renegotiation of profits and termination of the contract at the election of the government. The right to terminate for convenience has not had any significant effect on the company's financial position or results of operations.

       The Government Electronics segment has numerous competitors which include large, diversified corporations and smaller specialty firms. In addition to pressures from competing companies, the company's defense electronics business is influenced by U.S. and foreign political activity and national budgetary policies. In recent years, Department of Defense budget cutbacks have had direct and indirect impact on the company. The indirect impacts had come about as large diversified customers retained within their companies work which WJ had previously performed. The company has reduced its work force and restructured its organization to better address the changing business opportunities. Continued reductions in defense spending could limit the demand for the company's products.

       Other Business Items

       Raw materials for the production of semiconductor equipment, wireless communications and government electronic products are acquired from a broad range of suppliers. Because suppliers are numerous, dependence on any one supplier is kept to a minimum. On occasion, however, the failure of a supplier to deliver key parts can jeopardize the on-time shipment of WJ products.

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

       Total company backlog at December 31, 1995 was $250,276,000 compared to $235,942,000 at December 31, 1994. The percentage of backlog attributable to the Semiconductor Equipment, Wireless Communications and Government Electronics segments were 49%, 11% and 40%, respectively, in 1995, compared to 39%, 6% and 55% in 1994. Approximately 97% of all backlog at year-end 1995 is shippable within 12 months, compared to 92% at year-end 1994.

       Company-sponsored research and development expense was $47,629,000 in 1995, $34,436,000 in 1994, and $27,163,000 in 1993. Customer-sponsored research and development was estimated to be approximately $20,000,000 in 1995, $24,000,000 in 1994, and $18,000,000 in 1993, and was performed mostly by the Government Electronics segment.

       The company's employment at December 31, 1995 was 2,180. None of the company's employees is covered by a collective-bargaining agreement. The company's relationship with its employees is generally good.

       Environmental issues are discussed in Note 6 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

  (d) Financial Information about Foreign and Domestic Operations and Export Sales.

       Combined export sales and sales from foreign operations accounted for 47% of the company's sales in 1995, 45% in 1994, and 33% in 1993. Assets and sales from foreign operations are less than ten percent of consolidated totals. The inherent risks of foreign business are similar to domestic business, with the additional risks of foreign government instability and export license cancellation. A major portion of foreign product orders in the Government Electronics segment requires export licensing by the Department of State prior to shipment. For international shipments for all company business segments, the company purchases forward exchange contracts and/or obtains customer letters of credit to reduce foreign currency fluctuation and credit risks. For further information on foreign sales, see Note 8 to the consolidated financial statements contained in
       Part II, Item 8 of this annual report on Form 10-K.

ITEM 2.  PROPERTIES

       Watkins-Johnson Company and subsidiaries conduct their main operations at plants in Palo Alto and Scotts Valley, California and Gaithersburg, Maryland. During 1995, the company divested its switch-matrix business operations conducted in Windsor, England, and the facility is offered for sale. The plant in San Jose, California, which had been closed at the end of 1994 and offered for sale, has been taken off the market. Space limitations at the Semiconductor Equipment Group's headquarters in Scotts Valley prompted the company to reopen the San Jose facility in order to accommodate the Group's rapid expansion. Adjacent undeveloped land at the San Jose site is still offered for sale. The company closed its 50,000 square foot facility in Columbia (Savage), Maryland, in the first quarter of 1995 and returned it to the lessor.

       At December 31, 1995, there were approximately 725,000 square feet of plant space in California, and 175,000 square feet in Maryland. Approximately 75% of the company's plant space is occupied for the company's operations. The company is pursuing opportunities to realize the market value of its properties while ensuring efficient use of available space.

       The Government Electronics and Wireless Communications segments utilize substantially all of the Palo Alto and Gaithersburg facilities. The Scotts Valley plant houses the Semiconductor Equipment Group, with the Group expanding into the San Jose facility.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                           OFFICER        BUSINESS EXPERIENCE
           NAME             AGE        OFFICE HELD          SINCE           LAST FIVE YEARS
------------------------- ----- ------------------------ --------- -------------------------------
Dr. Dean A. Watkins  .....73    Chairman of the Board     1957     Chairman of the Board
Dr. H. Richard Johnson....69    Vice Chairman of the      1957     Vice Chairman of the Board
                                  Board
Dr. W. Keith Kennedy, Jr. 52    President and Chief       1989     President and Chief Executive
                                  Executive Officer                  Officer
Scott G. Buchanan........ 44    Vice President and Chief  1989     Vice President and Chief
                                  Financial Officer                  Financial Officer; Prior to
                                                                     1993, Chief Financial Officer
                                                                     and Treasurer
Keith D. Gilbert......... 54    Executive Vice President  1984*    Executive Vice President; Prior
                                                                     to 1995, President, Electronics
                                                                     Group (formerly Defense
                                                                     Group); Prior to 1993, Vice
                                                                     President, Defense Group
Richard G. Bell.......... 48    Vice President and        1990     Vice President and General
                                  General Counsel                    General Counsel
Marc C. Elgaway.......... 41    Vice President            1995     President, Telecommunications
                                                                     Group
Darryl T. Quan........... 41    Controller                1991     Controller
Carol H. Roosen.......... 64    Secretary                 1988     Secretary
Joan M. Varrone.......... 44    Treasurer                 1994     Treasurer; Prior to 1994,
                                                                     Assistant Treasurer, Raychem
                                                                     Corporation

       Dr. Watkins and Dr. Johnson have been directors of the company since its incorporation in 1957. Dr. Kennedy has been a Director since August 1987.

       None  of  the  above   officers  is  related  to  any  other  officer  at
       Watkins-Johnson Company.

       *From January 1995 until November 1995, Keith D. Gilbert served as a consultant for the company, reporting to the President and Chief Executive Officer. He was reappointed as Executive Vice President by the Board of Directors in November 1995.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The company's common stock is principally traded on the New York and Pacific stock exchanges. At December 31, 1995 there were approximately 4,900 shareowners, which included holders of record and beneficial owners. The company expects that comparable cash dividends will continue in the future.

                          DIVIDENDS AND STOCK PRICES

              1995 QUARTERS                    1ST      2ND     3RD       4TH
---------------------------------------       ------   -----   -----     -----
Dividends Declared Per Share (in cents)        12       12       12       12
Stock Price (NYSE-in dollars) ..........High   40-1/4   48-3/8   57       54-7/8
                                        Low    29-3/4   38-5/8   43-1/2   40-1/2

              1994 QUARTERS                    1ST      2ND     3RD       4TH
-------------------------------------------   -----    -----   -----     -----
Dividends Declared Per Share (in cents)        12       12       12       12
Stock Price (NYSE-in dollars) ...........High  28-3/4   35-5/8   36-5/8   36
                                         Low   19-5/8   24-7/8   26-1/8   28-1/2


ITEM 6. SELECTED FINANCIAL DATA

                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                              ---------------------------------------------------------------
                                  1995        1994        1993         1992          1991
                              ----------- ----------- ----------- ------------ --------------
OPERATING RESULTS
  Sales ......................  $ 387,031  $ 332,606   $ 282,134  $  255,485    $ 268,010
  Net Income .................     31,428     20,961      11,596      10,401(a)   (22,399)(b)
  Net Income Per Share .......       3.54       2.56        1.45        1.38(a)     (2.98)(b)
  Dividends Per Share ........        .48        .48         .48         .48          .48
  Average Shares Outstanding    8,875,000  8,200,000   7,999,000   7,551,000    7,527,000

FINANCIAL POSITION
  Working Capital ............  $ 142,213  $ 116,651   $ 108,497   $ 100,852    $  90,363
  Total Assets ...............    287,674    235,030     220,628     206,090      212,579
  Long-Term Obligations  .....     21,669     22,583      26,463      28,644       31,630
  Shareowners' Equity ........    191,253    149,626     133,888     125,055      118,126
  Firm Backlog ...............  $ 250,276  $ 235,942   $ 221,437   $ 203,717    $ 218,434

----------

(a) Includes a tax benefit of $5,438,000, or 72 cents per share, due to the cumulative effect of a change in accounting for income taxes.
(b) Includes pre-tax charges for restructuring, environmental remediation and pending claims on government contracts totaling $29,751,000 or $3.08 loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Financial Condition

       The company's financial condition remains healthy. Net income has increased from $21 million in 1994 to $31.4 million in 1995. During the same periods, cash provided by operations increased from $11.8 million in 1994 to $14.2 million in 1995, reflecting the need to fund increases in working capital items to support the company's growth. In 1995, purchases of capital equipment grew to $25.5 million from $12.5 million in 1994, in order to support the company's growing semiconductor equipment and wireless communications operations. Cash provided by operations and stock option exercises were sufficient to fund these capital expenditures as well as the 1995 dividend payments. Cash and equivalents at December 31, 1995 were virtually unchanged from the prior year. For 1996, growth expectations are anticipated to require the use of external financing. The company has established a $100 million unsecured credit facility with several banks. The company has not had any borrowings under its credit facility during 1995.

       Current Operations and Business Outlook

       Semiconductor Equipment Group orders for 1995 were 34% above last year, reaching a total of $252 million. Semiconductor Equipment Group sales accounted for 57% of total company revenue. The mainstay of the group's product line in 1995 was the WJ-1000 atmospheric-pressure chemical-vapor-deposition (APCVD) system which was produced specifically to process 200-mm (8-inch) wafers. The group is continuing to increase its international presence. A sales and service office was established in Europe and progress is currently underway for the construction of an applications laboratory in Japan. Space limitations at the group's headquarters in Scotts Valley, California, prompted the company to reopen its San Jose, California, facility to accommodate rapid expansion. Training, marketing, sales, and spares functions will relocate to San Jose in the first half of 1996, followed in 1997 by the group's engineering organization. The outlook for 1996 appears positive as the group enters the year with record backlog and strong orders prospects. The group expects 1996 profit margins to be at about the 1995 level.

       Although Wireless Communications is Watkins-Johnson's newest and smallest business segment today, representing nearly 10 percent of 1995 revenue, its growth rate is expected to be higher than the rest of the company's businesses. The segment enters 1996 with a strong backlog for wireless subassemblies which coupled with good orders prospects from a few key customers should allow wireless revenues to nearly double. Industry analysts forecast healthy expansion for the wireless industry at about 25% to 30% revenue growth per year through the end of the century. The company's longtime leadership as a microwave-electronics manufacturer and historic strength in space communication provide a competitive advantage in providing unique solutions to the increasing requirements placed on network communications and satellite systems. Although revenues for the wireless market is expected to grow strongly, such growth will require continued high research and development spending by the group in 1996 to capitalize on the opportunities. It is expected this business segment will continue to operate at a slight loss in 1996.

       While revenue from the Government Electronics segment declined in 1995, due in part to the divestiture of certain product lines, profitability increased 35% as a result of aggressive management action. The company maintained tight control of costs, consolidated its Savage and Gaithersburg, Maryland, operations into its Gaithersburg plant, divested its California-based microwave surveillance systems operation and sold its Windsor, England, switch-matrix business. These actions enable the segment to concentrate on its long-term technical strengths and focus on those opportunities in which it can be most competitive. For 1996, the segment expects flat sales with improved profitability.

       Results of Operations

       1995 Compared to 1994: Semiconductor Equipment Group sales and Wireless Communications sales increased 55% and 31%, respectively, while Government Electronics sales were down 19%, resulting in an overall company increase of 16%. The $31.5 million decrease in Government Electronics sales was due in part to the divestiture of certain product lines in the second quarter of 1995 which accounted for approximately $28 million of sales in 1994. Gross margins increased from 41% to 43% due mostly to the revenue mix shifting towards more profitable semiconductor equipment products and improved margins in the Government Electronics segment. Although selling and administrative expenses as a percentage of sales decreased slightly, expenses were up 5% due to the increased volume. Research and development expenses increased from 10% to 12% of sales due to the company's substantial efforts in developing next generation products, particularly for the Semiconductor Equipment Group and the development and commercialization of products for the Wireless Communications segment. The effective tax rate for federal and foreign income taxes decreased from 30% to 29% compared to the same period last year. The tax rate decrease resulted mostly from tax benefits related to higher export sales. Due to the combined effect of the above factors, net income increased 50% over 1994.

       1994 Compared to 1993: Sales by the Semiconductor Equipment Group and Wireless Communications segment increased 78% and 16%, respectively, more than offsetting the 9% decline in Government Electronics, resulting in an overall company increase of 18%. The favorable shift towards more profitable semiconductor-equipment products helped to improve the company's gross margin to above 40% despite consolidation costs incurred in the Government Electronics segment. Selling and administrative expenses grew faster than revenues because of commissions on higher international semiconductor-equipment sales. To improve customer service and better control international expenses, the company moved to establish certain foreign operations and phase out its international distributors. The offices will operate in parallel with the current distributors during a transition period. Research and development expenditures were expectedly higher than last year due to the company's efforts in advancing high-density plasma technology and the development of next generation products for all business segments. The effective tax rate declined from 31% to 30% primarily due to higher R&D credit. As a result of the above factors, net income from continuing operations rose 78%.

       Factors That May Affect Future Results

       Statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward looking statements that involve risks and uncertainties that may affect future results, including but not limited to: product demand and market acceptance risks, the effect of economical conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, business cycles, the results of financing efforts, actual purchases under agreements, the effect of the company's accounting policies, U.S. Government export policies and other risks detailed in the company's Security and Exchange Commission filings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       YEAR ENDED DECEMBER 31
                                                 ----------------------------------
                                                   1995        1994        1993
                                                 ---------   ---------   --------
Sales ...........................................$387,031    $332,606    $282,134
                                                 --------    --------    --------
Costs and expenses:
  Cost of goods sold ............................ 221,792     195,558     181,557
  Selling and administrative ....................  75,738      72,033      55,627
  Research and development ......................  47,629      34,436      27,163
                                                 --------    --------    --------
                                                  345,159     302,027     264,347
                                                 --------    --------    --------
Income from operations ..........................  41,872      30,579      17,787
Other income (expense):
  Interest income ...............................   2,400       1,562       1,497
  Interest expense ..............................    (873)     (1,141)     (1,291)
  Other income (expense)--net ...................     618        (149)       (278)
                                                 --------    --------    --------
Income from continuing operations before
  Federal and foreign income taxes ..............  44,017      30,851      17,715
Federal and foreign income taxes ................ (12,589)     (9,200)     (5,550)
                                                 --------    --------    --------
Income from continuing operations ...............  31,428      21,651      12,165
Discontinued operations (Note 8):
  Loss from discontinued operations, net of taxes                (490)       (569)
  Loss on disposition, net of taxes .............                (200)
                                                 --------    --------    --------
Net income ......................................$ 31,428    $ 20,961    $ 11,596
                                                 ========    ========    ========
Fully diluted per share amounts (difference
  between fully diluted and primary earnings
  per share is not material):
  Income from continuing operations .............   $3.54       $2.64       $1.52
  Discontinued operations .......................                (.08)       (.07)
                                                 --------    --------    --------
Net income ......................................   $3.54       $2.56       $1.45
                                                    =====       =====       =====
Average common and equivalent shares ...........8,875,000   8,200,000   7,999,000

               See notes to consolidated financial statements.

                   WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      DECEMBER 31
                                                               -----------------------
                                                                   1995       1994
                                                               ----------- -----------
                                       ASSETS
CURRENT ASSETS:
  Cash and equivalents ......................................... $ 34,556    $ 34,469
  Receivables ..................................................   86,311      80,427
  Inventories:
    Finished goods .............................................    3,623       1,680
    Work in process ............................................   45,092      37,682
    Raw materials and parts ....................................   31,120      12,293
  Deferred income taxes ........................................   11,725      11,060
  Other ........................................................    4,538       1,861
                                                                ---------   ---------
      Total current assets ...................................    216,965     179,472
                                                                ---------   ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land .........................................................    4,130       3,198
  Buildings and improvements ...................................   37,046      24,617
  Plant facilities, leased .....................................   13,060      13,060
  Machinery and equipment ......................................  131,143     119,808
                                                                ---------   ---------
                                                                  185,379     160,683
  Accumulated depreciation and amortization ..................   (120,243)   (115,537)
                                                                ---------   ---------
  Property, plant and equipment--net .........................     65,136      45,146
                                                                ---------   ---------
OTHER ASSETS:
  Deferred income taxes ........................................    4,880       4,560
  Other ........................................................      693       5,852
                                                                ---------   ---------
    Total other assets .........................................    5,573      10,412
                                                                ---------   ---------
                                                                $ 287,674   $ 235,030
                                                                =========   =========
                         LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable .............................................$  23,162   $  15,045
  Accrued expenses .............................................   11,899      11,466
  Advances on contracts ........................................    4,446       7,572
  Provision for warranties and losses on contracts  ............   10,490       7,192
  Payroll and profit sharing ...................................   14,602      16,074
  Income taxes .................................................   10,153       5,472
                                                                ---------   ---------
    Total current liabilities ..................................   74,752      62,821
                                                                ---------   ---------
LONG-TERM OBLIGATIONS ........................................     21,669      22,583
                                                                ---------   ---------
COMMITMENTS AND CONTINGENCIES (Note 3 and 6)
SHAREOWNERS' EQUITY:
  Preferred stock, $1.00 par value--authorized and unissued,
    500,000 shares
  Common stock, no par value--authorized, 45,000,000 shares;
    outstanding: 1995, 8,124,055 shares; 1994, 7,576,471 shares    34,307      20,279
  Retained earnings ............................................  156,946     129,347
                                                                ---------   ---------
    Total shareowners' equity ..................................  191,253     149,626
                                                                ---------   ---------
                                                                $ 287,674   $ 235,030
                                                                =========   =========

               See notes to consolidated financial statements.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                         COMMON STOCK                    TOTAL
                                    ---------------------   RETAINED   SHAREOWNERS
                                       SHARES     DOLLARS   EARNINGS     EQUITY
                                    ----------- --------- ----------- --------------
Balance, January 1, 1993 ..........   7,554,865   $ 7,839    $117,216   $125,055
  Net income for 1993 ...............                          11,596     11,596
  Repurchase of common stock ........   (32,000)      (27)       (399)      (426)
  Dividends declared--$.48 per share                           (3,631)    (3,631)
  Stock option transactions .........    75,425     1,294                  1,294
                                      ---------   -------   ---------   --------
Balance, December 31, 1993 ........   7,598,290     9,106     124,782    133,888
  Net income for 1994 ...............                          20,961     20,961
  Repurchase of common stock ........  (564,200)     (972)    (12,833)   (13,805)
  Dividends declared--$.48 per share                           (3,563)    (3,563)
  Stock option transactions .........   542,381    12,145                 12,145
                                      ---------   -------   ---------   --------
Balance, December 31, 1994 ........   7,576,471    20,279     129,347    149,626
  Net income for 1995 ...............                          31,428     31,428
  Dividends declared--$.48 per share                           (3,829)    (3,829)
  Stock option transactions .........   547,584    14,028                 14,028
                                      ---------   -------   ---------   --------
Balance, December 31, 1995 ........   8,124,055   $34,307    $156,946   $191,253
                                      =========   =======   =========   ========


               See notes to consolidated financial statements.

                                       12

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31
                                                                --------------------------------
                                                                      1995       1994       1993
                                                                ----------- ---------- ----------
OPERATING ACTIVITIES:
  Net income ................................................    $ 31,428   $  20,961   $ 11,596
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .............................     9,941       8,711      9,961
    Deferred tax provisions ...................................      (985)       (695)    (1,075)
    Net changes in:
      Receivables .............................................    (5,884)     (6,456)   (18,409)
      Inventories .............................................   (28,180)    (14,509)       345
      Other assets ............................................    (2,625)         27       (556)
      Accruals and payables ...................................    11,148       9,550      8,878
      Advances on contracts ...................................    (3,126)     (4,248)     1,261
      Provision for warranties and losses on contracts  .......     3,298       1,208       (980)
      Environmental remediation ...............................      (817)     (2,727)    (1,676)
                                                                 ---------   --------   --------
        Net cash provided by operating activities .............    14,198      11,822      9,345
                                                                 ---------   --------   --------
INVESTING ACTIVITIES:
  Additions of property, plant and equipment ..................   (25,566)    (12,526)    (9,714)
  Other .......................................................       741         476        869
                                                                 ---------   --------   --------
        Net cash used in investing activities .................   (24,825)    (12,050)    (8,845)
                                                                 ---------   --------   --------
FINANCING ACTIVITIES:
  Payments on long-term obligations ...........................      (112)     (4,916)    (1,982)
  Proceeds from issuance of common stock ......................    14,028      12,145      1,294
  Repurchase of common stock ..................................               (13,805)      (426)
  Dividends paid ..............................................    (3,829)     (3,563)    (3,631)
  Other .......................................................       627        (204)       204
                                                                 ---------   --------   --------
       Net cash provided (used) by financing activities  ......    10,714     (10,343)    (4,541)
                                                                 ---------   --------   --------
Net increase (decrease) in cash and equivalents  ..............        87     (10,571)    (4,041)
Cash and equivalents at beginning of year .....................    34,469      45,040     49,081
                                                                 ---------   --------   --------
Cash and equivalents at end of year ...........................  $ 34,556   $  34,469   $ 45,040
                                                                 =========   =========  ========
Other cash flow information:
       Income taxes paid-net of refunds ........................ $  5,828   $   9,003   $  3,808
       Interest expense paid ...................................      872       1,143      1,324
Noncash investing and financing activities:
       Noncash effect on "Property,  Plant and  Equipment"
         and "Other Assets" due to a plant held for sale
         in 1994 and returned to service in 1995. Plant
         transferred at book value which is below market ....... $ (5,107)  $   5,107


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

Cash Equivalents--Cash equivalents consist principally of municipal bond funds and commercial paper acquired with remaining maturity periods of 90 days or less and are stated at cost plus accrued interest which approximates market value. The company's investment guidelines limit holdings in commercial paper to $1,000,000 per issuer.

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

Revenue Recognition--Revenue on fixed-price contracts other than long-term contracts is recorded upon shipment or completion of tasks as specified in the contract. Estimated product warranty costs are accrued at the time of shipment. Sales and allowable fees under cost-reimbursement contracts are recorded as costs are incurred. Long-term contract sales and cost of goods sold are recognized using the percentage- of-completion method based on the actual physical completion of work performed and the ratio of costs incurred to total estimated costs to complete the contract. Any anticipated losses on contracts are charged to earnings when identified.

Foreign Currency Translation--The functional currency for all foreign operations is the U.S. dollar with the exception of the company's subsidiary located in Japan which uses the local functional currency. Gains or losses, which result from the process of remeasuring foreign currency financial statements and transactions into U.S. dollars, are generally included in net income. For Japan, the cumulative translation adjustments are recorded directly in shareowners' equity. Translation gains or losses are not material in any year presented.

Income Taxes--The consolidated statements of operations include provisions for deferred income taxes using the liability method for transactions that are reported in one period for financial accounting purposes and in another period for income tax purposes. State and local income taxes are included in selling and administrative expenses.

Per Share Information--Net income per share is computed using the weighted average number of common and common equivalent shares (dilutive stock options) outstanding during the year. The difference between fully diluted earnings per share and primary earnings per share is not significant.

Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The December 31, 1995 consolidated balance sheet includes approximately $6.5 million of inventories for recently introduced products. Such inventory may be subject to a higher risk of technological obsolescence than the company's other inventory.

Recently Issued Accounting Standard--Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) defines a fair value method of accounting for stock- based compensation whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

123, companies are encouraged, but are not required, to adopt the fair value method no later than fiscal years beginning after December 15, 1995 for all employee awards granted after the beginning of such year. Companies are permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) but would be required to disclose in a note to the financial statements proforma net income and earnings per share as if the company had applied SFAS
123. The company has determined it will not adopt the fair value method and therefore will continue to account for stock-based compensation under APB 25, reporting the required footnote disclosures pursuant to SFAS 123 in 1996.

Reclassification--Certain amounts for 1994 and 1993 have been reclassified to conform to the 1995 presentation.

2. RECEIVABLES

Receivables consist of the following (in thousands):

                                                        1995       1994
                                                     ---------  ---------
U.S. Government long-term contracts:
  Billed .....................................       $    617    $  2,613
  Unbilled ...................................            213       9,516
Commercial long-term contracts:
  Billed .....................................            258       9,663
  Unbilled ...................................            919         723
                                                    ---------   ---------
Total long-term contract receivables  ......            2,007      22,515
Other trade receivables ....................           84,304      57,912
                                                    ---------   ---------
    Total receivables, less allowance of $1,034
      in 1995 and $1,015 in 1994 .................   $ 86,311    $ 80,427
                                                    =========   =========

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

3. LONG-TERM OBLIGATIONS AND LINES OF CREDIT

Long-term obligations, excluding amounts due within one year, consist of (in thousands):

                                       1995         1994
                                    ---------     --------
          Deferred compensation  ...  $ 6,356      $ 6,330
          Environmental remediation     7,613        8,430
          Long-term leases .........    7,700        7,823
                                    ---------     --------
              Total ................  $21,669      $22,583
                                    =========     ========

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

The current portion of long-term obligations is included in current liabilities.
The  expected  maturity  amounts  are  as  follows:  1996,   $2,786,000;   1997,
$1,798,000; 1998, $1,812,000; 1999, $1,827,000; 2000, $1,834,000.

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

Leases--Certain long-term leases for plant facilities are treated as capital leases for financial statement purposes. The leases expire during the years 2014 to 2029, and renewal options do not provide for lease extensions beyond the year 2029. The company also has noncancellable operating leases for plant facilities and equipment expiring through the year 2000. The leases may be renewed for various periods after the initial term. Payment obligations under these capital and operating leases as of December 31, 1995 are as follows (in thousands):

                                    CAPITAL  OPERATING
                                     LEASES   LEASES
                                  ---------  ----------
Lease payments:
  1996 ........................ $    848      $1,716
  1997 ........................      848       1,525
  1998 ........................      848         620
  1999 ........................      848         340
  2000 ........................      848         286
  Remaining years .............   14,872
                                ----------   ---------
Total ..........................  19,112      $4,487
                                             =========
Imputed interest ............... (11,289)
                                ----------
Present value of lease payments
  (current portion, $123)...... $  7,823
                                ==========

Rent expense included in continuing operations for property and equipment relating to operating leases is as follows (in thousands):


                             1995         1994        1993
                          ---------    ---------    -------
          Real property... $ 1,202     $   774      $  822
          Equipment ......     665         626         865
                          ---------   --------     -------
              Total ...... $ 1,867     $ 1,400      $1,687
                          =========   ========     =======

Lines of Credit--During 1995, the company terminated its unsecured revolving lines of credit totaling $23,500,000 and established a $100,000,000 unsecured credit facility with several banks. This facility expires on December 8, 1998. No material compensating balances are required or maintained. Borrowings under this facility generally bear interest at the lower of prime rate or London Interbank Offered Rates (LIBOR) plus .75%. Although the lines of credit and new credit facility were unused during the year, interest rates applicable to these facilities ranged from 5.7 to 6.9 percent in 1995. The amount of outstanding letters of credit and other guarantees was not material at December 31, 1995.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

4. SHAREOWNERS' EQUITY

Stock Repurchase Program--The Board of Directors has authorized the company to repurchase a maximum of 2,500,000 shares of company stock. Through December 31, 1994, 1,500,000 shares have been repurchased. No repurchases were made during 1995. The program enables the company to acquire its common stock from time to time when appropriate.

Common Share Purchase Rights--For each share of company common stock outstanding, one Common Share Purchase Right is attached. If not renewed, the Rights expire October 20, 1996. The Rights may be redeemed by the company for $.01 per Right at any time prior to 15 days after an entity acquires 20% or more of the company's common stock. The Rights become exercisable if an entity acquires 20% or more of the company's outstanding common stock, or announces an offer which would result in such entity acquiring 30% or more of the company's common stock. When exercisable, the Rights trade separately from the common stock and entitle a holder to buy one share of the company's common stock for $160. If the company is subsequently involved in a merger or other business combination, each Right will entitle its holder to buy a number of shares of common stock of the surviving company having a market value of twice the $160 exercise price. The Rights also provide for protection against self-dealing transactions by a controlling shareowner.

Stock Option Plans--The Employee Stock Option Plan provides for grants of nonqualifying and incentive stock options to certain key employees and officers. The options are granted at the market price on date of grant and expire at the tenth anniversary date. One-third of the options granted are exercisable in each of the third, fourth and fifth succeeding years. The Plan allows those employees who are subject to the insider trading restrictions certain limited rights to receive cash in the event of a change in control. Shares issued are net of retirement of shares used in payment for options exercised. In addition, the Plan permits the award of restricted stock rights subject to a fixed vesting schedule. The holder of vested restricted stock has certain dividend, voting, and other shareowner rights. No restricted stock awards have been made through December 31, 1995.

The Nonemployee Directors Stock Option Plan provides for a fixed schedule of options to be granted through 1998. Options granted are exercisable similarly to the Employee Stock Option Plan. The total number of shares to be issued under this plan may not exceed 200,000 shares. Included in the tables below, 12,600 and 5,440 option shares were granted at $39.75 and $39.88, respectively, in 1995 and 16,320 option shares were granted at $29.00 in 1994.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

Activity related to stock option plans is as follows:


      1995                                SHARES         PRICE
     ---------------------------        ----------- ----------------
     Granted ......................       680,290   $31.88 to $55.00
     Exercised ....................       566,198   $ 9.63 to $36.75
     Terminated ...................        83,184
     At December 31:
       Outstanding ................     1,875,157   $ 9.63 to $55.00
       Exercisable ................       668,457   $ 9.63 to $36.75
       Reserved for future grants..       511,446


      1994                                SHARES         PRICE
     ------------------------------     ----------- ----------------
     Granted ......................       577,320   $22.75 to $35.88
     Exercised ....................       573,842   $ 9.63 to $28.25
     Terminated ...................        28,641
     At December 31:
       Outstanding ................     1,844,249   $ 9.63 to $36.75
       Exercisable ................       865,146   $ 9.63 to $36.75
       Reserved for future grants..     1,108,551


Included in the Consolidated Statements of Shareowners' Equity are tax benefits related to sales under stock option plans of $4,735,000, $2,327,000 and $123,000 for 1995, 1994 and 1993, respectively.

5. INCOME TAXES

The provision for income taxes includes deferred taxes reflecting the net tax effects of temporary differences that are reported in one period for financial accounting purposes and in another period for income tax purposes. Deferred tax assets are recognized when management believes realization of future tax benefits of temporary differences is more likely than not. In estimating future tax consequences, generally all expected future events are considered other than enactments of changes in the tax law or rates. The provision for Federal and foreign income taxes on income from continuing operations consists of the following (in thousands):

                          1995        1994      1993
                      ---------   ---------  --------
Current .......         $13,574     $ 9,895   $ 6,625
Deferred ......            (985)       (695)   (1,075)
                      ---------   ---------  --------
    Total .....         $12,589     $ 9,200   $ 5,550
                      =========   =========  ========

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

Deferred tax assets (liabilities) are comprised of the following at December 31 (in thousands):

                                                 1995      1994      1993
                                              --------  --------   --------
Deferred compensation ..............           $ 3,259   $ 3,251   $ 3,357
Loss accruals ......................             6,753     6,295     5,423
Environmental remediation  .........             3,298     3,490     4,034
Uniform capitalization .............             1,456     1,273     1,055
Vacation accrual ...................             1,794     1,724     1,744
Other ..............................             2,426     1,307     1,129
                                              --------  --------   --------
    Gross deferred tax assets.......            18,986    17,340    16,742
                                              --------  --------   --------
Depreciation .......................            (2,297)   (1,562)   (1,413)
Other ..............................               (84)     (158)     (404)
                                              --------  --------   -------
    Gross deferred tax liabilities..            (2,381)   (1,720)   (1,817)
                                              --------  --------   -------
Net deferred tax asset ...........             $16,605   $15,620   $14,925
                                              ========  ========   =======

The differences between the effective income tax rate and the statutory Federal income tax rate are as follows:

                                                1995     1994     1993
                                               -------  -------  -------
Statutory Federal tax rate .......               35.0%    35.0%    35.0%
  Export sales benefit ...........               (6.0)    (5.5)    (7.0)
  Research credit ................               (1.4)    (2.3)
  Foreign subsidiary earnings and
    losses .......................                (.7)      .2      1.7
  Other ..........................                1.7      2.4      1.7
                                               -------  -------  -------
Effective rate ...................               28.6%    29.8%    31.4%
                                               =======  =======  =======

Domestic state and local income taxes included in selling and administrative expenses totaled $1,670,000 in 1995, $1,813,000 in 1994, and $1,257,000 in 1993.
Foreign operation amounts represent less than 5% of totals.

6. ENVIRONMENTAL REMEDIATION AND OTHER CONTINGENCIES

The company remains in compliance with the remedial action plans being monitored by various regulatory agencies at its Scotts Valley and Palo Alto sites. In 1991 the company recorded a $15 million charge for estimated remediation actions and cleanup costs. No additional provision has been recorded since 1991. In 1994 the company reached agreement with the other potentially responsible parties regarding allocations of the remediation costs at the Palo Alto site. Included in other income for 1995 are recoveries from insurers totaling $1,331,000. Expenditures of $778,000, $2,727,000 and $1,676,000 were incurred for the years 1995, 1994 and 1993, respectively. While the timing and ultimate amount of expenditures of restoring the sites cannot be predicted with certainty, management believes that the provision taken is adequate based on facts known at this time. The company will continue to vigorously pursue any potential recoveries from insurers or other responsible parties. Changes in environmental regulations, improvements in cleanup technology and discovery of additional information concerning these sites and other sites could affect the estimated costs in the future.

In addition to the above environmental matters, the company is involved in various legal actions which arose in the ordinary course of its business activities. Except for the environmental provision noted above, management believes the final resolution of these matters should not have a material impact on its results of operations, cash flows, and financial position.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

7. EMPLOYEE BENEFIT PLANS

Employees' Investment Plan--The Watkins-Johnson Employees' Investment Plan conforms to the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code as a qualified defined contribution plan. The Plan covers substantially all employees and for 1995 provided that the company match employees' 401(k) salary deferrals up to 3% of eligible employee compensation. Prior to 1995, the plan provided for company contributions equal to 9% of the net pretax earnings and be funded each year. The amount charged to income was $2,577,000 in 1995, $3,190,000 in 1994, and $1,945,000 in 1993.

Employee Stock Ownership Plan (ESOP)--The ESOP was established to encourage employee participation and long-term ownership of company stock. The Board determines each year's contribution depending on the performance and financial condition of the company. The Board approved a contribution equal to 1% of eligible employee compensation for 1995, 1994, and 1993, which resulted in charges to income of $839,000, $894,000, and $887,000, respectively. The ESOP held 197,000 and 204,000 shares of common stock at December 31, 1995 and 1994, respectively. The ESOP is a qualified defined contribution plan under ERISA and the Internal Revenue Code.

8. BUSINESS SEGMENT REPORTING

The company operates in three industry segments. Operations in the Semiconductor Equipment segment involve the development, production, sales and service of chemical-vapor-deposition equipment used in the manufacture of semiconductor products and flat-panel displays. In 1995, the company established its wireless communications business as a new reporting business segment, separate and apart from the Electronics Group. The Electronics Group was renamed "Government Electronics" for segment reporting purposes. Amounts reported for prior years have been restated to reflect the split of the former Electronics Group as two reporting segments. Operations in the Wireless Communications segment involve the design, development, manufacture and sale of advanced wireless telecommunication products for cellular service providers, personal communication systems, and other wireless product manufacturers. Operations in the Government Electronics segment include the design, development, manufacture and sale of advanced electronic systems and devices for guided-missile programs, communications intelligence, and other government agency applications. The environmental services business was divested at the end of 1994 and is reported as a discontinued business in the financial statements.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

Continuing operations by business segment are as follows (in thousands):

                                                    YEAR ENDED DECEMBER 31, 1995
                                     ----------------------------------------------------------
                                                             YEAR-
                                                 PRE-TAX      END       CAPITAL
                                       SALES      INCOME     ASSETS    ADDITIONS  DEPRECIATION
                                      --------  ---------  ---------  ----------  -------------
Semiconductor Equipment  .......       $ 222,212    $33,062   $147,051    $18,518     $4,687
Wireless Communications  .......          30,446     (1,796)    19,530      1,258        436
Government Electronics  ........         134,373     10,919     64,504      5,464      4,417
Corporate ......................                       (313)    56,589        326        401
                                     -----------  ---------  ---------  ----------  ---------
Income from continuing
 operations ....................                     41,872
Other income (expense)--net ....                      2,145
                                     -----------  ---------  ---------  ----------  ---------
    Total ......................        $387,031    $44,017   $287,674    $25,566     $9,941
                                     ===========  =========  =========  ==========  =========

                                                    YEAR ENDED DECEMBER 31, 1994
                                      ---------------------------------------------------------
Semiconductor Equipment  .......       $ 143,536    $22,185   $ 68,270    $ 7,649     $2,993
Wireless Communications  .......          23,196        307     10,365        135        273
Government Electronics  ........         165,874      8,087     98,291      4,465      4,999
Corporate ......................                                58,104        277        446
                                     -----------  ---------  ---------  ----------  ---------
Income from continuing
  operations ..................                      30,579
Other income (expense)--net ...                         272
                                     -----------  ---------  ---------  ----------  ---------
    Total .....................         $332,606    $30,851   $235,030    $12,526     $8,711
                                     ===========  =========  =========  ==========  =========

                                                   YEAR ENDED DECEMBER 31, 1993
                                       ------------------------------------------------------
Semiconductor Equipment  ......         $ 80,724    $10,591   $ 49,012    $ 4,299     $2,786
Wireless Communications  ......           19,985       (605)     9,981        147        404
Government Electronics  .......          181,425      7,801     98,049      4,686      6,257
Corporate .....................                                 63,586        582        514
                                     -----------  ---------  ---------  ----------  ---------
Income from continuing
  operations ..................                      17,787
Other income (expense)--net ...                         (72)
                                     -----------  ---------  ---------  ----------  ---------
    Total .....................         $282,134    $17,715   $220,628    $ 9,714     $9,961
                                     ===========  =========  =========  ==========  =========

Corporate assets consist primarily of cash and equivalents, and included in 1994 and 1993 balances are assets of discontinued operations which are not material for any year presented.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

The U.S. Government and Hughes Aircraft Company are significant customers for the Government Electronics segment. Marubeni Hytech (the company's Japanese distributor), Hyundai Electronics Ind. Co. Ltd., and Samsung Pacific Int'l Inc. are significant customers for the Semiconductor Equipment Group. Sales to significant customers are as follows (in thousands):

                                                   1995        1994        1993
                                                 -------     -------     -------
United States Government ...................     $42,000     $57,000     $60,000
Hughes Aircraft Company ....................      40,000      35,000      41,000
Marubeni Hytech ............................      61,000      39,000      16,000
Hyundai Electronics Ind. Co. Ltd. ..........      28,000      11,000       4,000
Samsung Pacific Int'l Inc. .................      22,000      17,000      10,000


Sales from continuing operations by geographic area are as follows (in thousands):

                                                  1995        1994        1993
                                                --------    --------    --------
United States .............................     $203,460    $183,963    $188,919
Export sales:
  Europe .....................................    19,958      26,534      20,830
  Japan ......................................    60,674      43,544      19,447
  Korea ......................................    53,470      32,292      14,307
  Other Asia-Pacific countries ...............    30,388      23,088      11,216
  Other ......................................     9,975      12,385      15,652
Foreign operations ...........................     9,106      10,800      11,763
                                                --------    --------    --------
    Total ...................................   $387,031    $332,606    $282,134
                                                ========    ========    ========

Foreign operations' sales and identifiable assets are less than ten percent of consolidated totals.

Summarized   below  are  operating   results  and  assets  of  the  discontinued
Environmental Services business. Intersegment sales were transferred based on negotiated prices (in thousands).


                                                         YEAR ENDED DECEMBER 31
                                                       -------------------------
                                                            1994           1993
                                                         -------        -------
Sales ............................................       $ 4,911        $ 5,536
Intersegment sales ...............................        (1,294)        (1,380)
                                                         -------        -------
Net sales ........................................         3,617          4,156
                                                         -------        -------
Loss before income taxes .........................          (690)          (869)
Income tax benefit ...............................           200            300
Loss on disposition net of $100
 income tax benefit ..............................          (200)
                                                         -------        -------
Net loss .........................................       $  (690)       $  (569)
                                                         =======        =======


                                                                 DECEMBER 31
                                                            --------------------
                                                            1994           1993
                                                         -------       --------
ASSETS ..........................................        $ 2,281       $  3,923
                                                         =======       ========

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

9. QUARTERLY FINANCIAL DATA--UNAUDITED

Unaudited quarterly financial data are as follows (in thousands, except per share amounts):


 1995 QUARTERS                           1ST        2ND        3RD        4TH
------------------------------------   --------   --------   --------   --------
Sales ..............................    $92,983   $102,004   $ 95,550   $ 96,494
Gross profit .......................     39,877     41,649     40,572     43,141
Net income .........................      5,353      7,776      8,910      9,389
Net income per share ...............       $.63       $.88       $.98      $1.04


 1994 QUARTERS                           1ST        2ND        3RD        4TH
------------------------------------   --------   --------   --------   --------
Sales ..............................    $80,526   $ 87,365   $ 83,174   $ 81,541
Gross profit .......................     29,476     37,585     34,776     35,211
Net income .........................      3,624      5,934      5,386      6,017
Net income per share ...............       $.45       $.73       $.61       $.77


The total of quarterly amounts for net income per share will not necessarily equal the annual amount, since the computations are based on the average number of common and common equivalent shares outstanding during each period.

Included in 1994 net income and net income per share are results from discontinued operations which do not have a material impact on any individual quarter.

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




       W. Keith Kennedy, Jr.                 Scott G. Buchanan
       President and                         Vice President and
         Chief Executive Officer               Chief Financial Officer

                         INDEPENDENT AUDITORS' REPORT

The Shareowners and Board of Directors
 of Watkins-Johnson Company:

We have audited the accompanying consolidated balance sheets of Watkins-Johnson Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Watkins-Johnson Company and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
San Francisco, California
February 2, 1996

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


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                   PAGE
                                                                 -------

(a)1.   Consolidated Financial Statements

        Consolidated Statements of Operations
          For the Years Ended December 31, 1995, 1994 and 1993      10

        Consolidated Balance Sheets
          December 31, 1995 and 1994                                11

        Consolidated Statements of Shareowners' Equity
          For the Years Ended December 31, 1995, 1994 and 1993      12

        Consolidated Statements of Cash Flows
          For the Years Ended December 31, 1995, 1994 and 1993      13

        Notes to Consolidated Financial Statements               14-23

        Report of Management                                        24

        Independent Auditors' Report                                25

                                                                   PAGE
                                                                 -------

        2. Financial Statement Schedules

           Independent Auditors' Report                             29

           II  Valuation and Qualifying Accounts and Reserves
               For the Years Ended December 31, 1995, 1994 and
               1993                                                 30


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

                                              WATKINS-JOHNSON COMPANY
                                  ----------------------------------------------
                                                   (Registrant)

Date: February 26, 1996           By  /s/        DEAN A. WATKINS
                                  ----------------------------------------------
                                                 DEAN A. WATKINS
                                              CHAIRMAN OF THE BOARD


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                               TITLE                              DATE
--------------------------------          -------------------------            ---------------------

Principal Executive Officer:

 /s/   W. KEITH KENNEDY, JR.             President and Chief Executive Officer     February 26, 1996
 --------------------------------
       W. KEITH KENNEDY, JR.


Principal Financial and Accounting Officer:

 /s/     SCOTT G. BUCHANAN               Vice President and                        February 26, 1996
 --------------------------------          Chief Financial Officer
         SCOTT G. BUCHANAN


/s/      H. RICHARD JOHNSON              Director                                  February 26, 1996
 --------------------------------
         H. RICHARD JOHNSON


/s/      JOHN J. HARTMANN                Director                                  February 26, 1996
 --------------------------------
         JOHN J. HARTMANN


/s/      RAYMOND F. O'BRIEN              Director                                  February 26, 1996
 --------------------------------
         RAYMOND F. O'BRIEN


 /s/     WILLIAM R. GRAHAM               Director                                  February 26, 1996
 --------------------------------
         WILLIAM R. GRAHAM


 /s/     GARY M. CUSUMANO                Director                                  February 26, 1996
  --------------------------------
         GARY M. CUSUMANO


/s/      ROBERT L. PRESTEL               Director                                  February 26, 1996
 --------------------------------
         ROBERT L. PRESTEL


                         INDEPENDENT AUDITORS' REPORT

Watkins-Johnson Company:

We have audited the consolidated financial statements of Watkins-Johnson Company and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 2, 1996; such consolidated financial statements and report are included in Item 8 of this annual report on Form 10-K. Our audits also included the consolidated financial statement schedule of Watkins-Johnson Company and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
San Francisco, California
February 2, 1996

                                                                   SCHEDULE II

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                  BALANCE AT   CHARGED TO                 BALANCE AT
                                  BEGINNING    COSTS AND                    END OF
DESCRIPTION                       OF PERIOD     EXPENSES   DEDUCTIONS(1)   PERIOD(2)
------------------------------- ------------ ------------ ------------- -------------
1995
Allowance for doubtful accounts   $1,014,898     $18,900       $    0      $1,033,798
                                 ===========  ==========   ==========      ==========
1994
Allowance for doubtful accounts   $  998,998     $16,900       $1,000      $1,014,898
                                 ===========  ==========   ==========      ==========
1993
Allowance for doubtful accounts   $  982,244     $21,420       $4,666      $  998,998
                                 ===========  ==========   ==========      ==========

----------
(1) Write-off of uncollectible accounts.
(2) Reduction of accounts receivable.

EXHIBIT
NUMBER                                DESCRIPTION
-------     --------------------------------------------------------------------
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

10-l *Severance Agreement Form, in effect for those employees listed in the company's definitive proxy statement filed with the Commission pursuant to Regulation 14A (Exhibit 10-l to Form 10-K for 1986, Commission File No. 1-5631).

10-m *Form of Rights Agreement between Watkins-Johnson Company and Bank of America National Trust and Savings Association (Exhibit 4 to the 1986 Third Quarter Form 10-Q, Commission File No. 1-5631).

EXHIBIT
NUMBER                              DESCRIPTION
---------   --------------------------------------------------------------------

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

27          Financial Data Schedule.