Form 10-Q
period 1996-03-29
WATKINS JOHNSON CO
filed 1996-04-24
CIK 105006

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1996

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


                                 (415) 493-4141
                 ----------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .


Common stock, no par value, outstanding as of March 29, 1996   8,197,000 shares

- --------------------------------------------------------------------------------

                          PART I--FINANCIAL INFORMATION


Item 1.           Financial Statements

                  The interim financial statements are unaudited; however, the company believes that all adjustments necessary to a fair statement of results for such interim periods have been included and all such adjustments are of a normal recurring nature. The results for the three months ended March 29, 1996, are not necessarily indicative of the results for the full year 1996.

                  Supplementary information to the financial statements:

                           A dividend of twelve cents per share was declared and paid during the first quarter of 1996 and 1995.

                           Net income per share is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding during the period, see Exhibit 11.

                  The consolidated financial statements required by Rule 10-01 of Regulation S-X are included in this report beginning on the next page.

- --------------------------------------------------------------------------------

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS*
             For the periods ended March 29, 1996 and March 31, 1995


                                                             Three Months Ended
 ------------------------------------------------------------------------------
 (Dollars in thousands, except per share amounts)     1996                 1995
 ------------------------------------------------------------------------------
 Sales                                             $122,742            $ 92,983
 ------------------------------------------------------------------------------

 Costs and expenses:
            Cost of goods sold                       76,832              53,106
            Selling and administrative               22,501              19,923
            Research and development                 14,008              12,551
 ------------------------------------------------------------------------------
                                                    113,341              85,580
 ------------------------------------------------------------------------------

 Income from operations                               9,401               7,403
 Other income (expense)                                 (77)                355
 ------------------------------------------------------------------------------

 Income  before Federal and foreign income taxes      9,324               7,758
 Federal and foreign income taxes                    (2,890)             (2,405)
 ------------------------------------------------------------------------------

 Net income                                        $  6,434            $  5,353
===============================================================================

 Fully diluted net income per share (difference
 between fully diluted and primary earnings
 per share is not material)                        $    .75            $    .63

 Year-to-date average common and equivalent
 shares outstanding                               8,583,000           8,541,000

*Unaudited

- -------------------------------------------------------------------------------
                                     Page 3

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   As of March 29, 1996 and December 31, 1995

 ------------------------------------------------------------------------------
 (Dollars in thousands)                               1996*                1995
 ------------------------------------------------------------------------------

 ASSETS

 Current assets:
       Cash and equivalents                       $  7,084            $  34,556
       Receivables                                  98,214               86,311
       Inventories:
            Finished goods                           4,379                3,623
            Work in process                         53,017               45,092
            Raw materials and parts                 37,614               31,120
       Other                                        15,935               16,263
 ------------------------------------------------------------------------------
       Total current assets                        216,243              216,965
 ------------------------------------------------------------------------------

 Property, plant, and equipment                    204,525              185,379
       Accumulated depreciation and amortization  (122,826)            (120,243)
 ------------------------------------------------------------------------------
       Property, plant, and equipment--net          81,699               65,136
 ------------------------------------------------------------------------------

 Other assets                                        5,523                5,573
 ------------------------------------------------------------------------------
                                               $   303,465             $287,674
 ==============================================================================

 LIABILITIES AND SHAREOWNERS' EQUITY

 Current liabilities:
       Payables                                $    26,638             $ 23,162
       Accrued liabilities                          50,198               51,590
 ------------------------------------------------------------------------------
       Total current liabilities                    76,836               74,752
 ------------------------------------------------------------------------------
 Long-term obligations                              29,092               21,669
 ------------------------------------------------------------------------------

 Shareowners' equity:
       Common stock                                 35,586               34,307
       Retained earnings                           161,951              156,946
 ------------------------------------------------------------------------------
       Total shareowners' equity                   197,537              191,253
- -------------------------------------------------------------------------------
                                                 $ 303,465             $287,674
===============================================================================

*Unaudited

- -------------------------------------------------------------------------------

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS*
             For the periods ended March 29, 1996 and March 31, 1995


                                                             Three Months Ended
- -------------------------------------------------------------------------------
(Dollars in thousands)                                1995                 1994
- -------------------------------------------------------------------------------

OPERATING ACTIVITIES:

      Net income                                  $  6,434             $  5,353
      Reconciliation of net income to cash flows:
           Depreciation and amortization             3,338                2,448
           Net changes in:
                Receivables                        (11,904)               3,243
                Inventories                        (15,175)              (5,927)
                Other assets                           678                  501
                Accruals and payables                 (534)              (1,323)
- -------------------------------------------------------------------------------
Net cash provided (used) by operating activities   (17,163)               4,295
- -------------------------------------------------------------------------------

 INVESTING ACTIVITIES:

       Additions of property, plant, and equipment (19,908)              (4,292)
       Other                                            29                    1
 ------------------------------------------------------------------------------
 Net cash used in investing activities             (19,879)              (4,291)
 ------------------------------------------------------------------------------

 FINANCING ACTIVITIES:

       Long-term borrowing                          9,329
       Net borrowings under line-of-credit             96
       Proceeds from issuance of common stock       1,279                 2,021
       Dividends paid                                (978)                 (924)
       Other                                         (156)                   70
 ------------------------------------------------------------------------------
 Net cash provided by financing activities          9,570                 1,167
 ------------------------------------------------------------------------------

 Net increase (decrease) in cash and equivalents  (27,472)                1,171
 Cash and equivalents at beginning of period       34,556                34,469
 ------------------------------------------------------------------------------
 Cash and equivalents at end of period           $  7,084              $ 35,640
 ==============================================================================

*Unaudited

- -------------------------------------------------------------------------------
                                     Page 5

                          PART I--FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Financial Condition: The company's rapid growth continues to require cash to finance strong working capital needs and infrastructure expansion. During the first quarter, cash and equivalents decreased $27.5 million from $34.6 million to $7.1 million. Although first quarter net income was $6.4 million, net cash used by operations approached $17.2 million, reflecting the need to fund increases in working capital, particularly inventory and receivables. During the quarter, the company invested $19.9 million in new capital equipment in order to support the growing semiconductor equipment and wireless communications operations. Although the company is investigating certain permanent financing options, it is anticipating as much as a $30 million to $40 million draw down on its $100 million credit line in 1996. In addition, long-term financing up to about $30 million is being negotiated for the construction of a new $38-million facility in Kawasaki, Japan, for the Semiconductor Equipment Group. During the quarter, $9.3 million was funded thus far by the lender for the land purchase and commencement of construction. Such borrowing is denominated in Yen and is amortizable over 15 years, bearing interest a 2.5 percent.

                  Current Operations and Business Outlook: First quarter shipments and backlog for semiconductor equipment reached an all-time high, with Semiconductor Equipment Group sales accounting for 68% of total company revenue. However, rapid expansion efforts by the Group contributed to a decrease in gross margins during the quarter. As discussed above, the Group began construction of a new 36,000 square-foot facility in Japan which will serve primarily as an applications laboratory for the cooperative development of new deposition processes with all Asia-Pacific customers. In California, the Semiconductor Equipment Group has begun to expand into the company's renovated San Jose plant by relocating its business-development and training operations into the site.

                  In July 1995, the company introduced the WJ-2000 high density plasma reactor which is aimed at devices such as the 256 Megabit DRAM and 7th generation microprocessors expected to enter production in the 1998-1999 timeframe. We have had several successful sample runs for various customers. We are currently working with two beta-site partners and are on target to deliver two beta units in the third quarter. We anticipate deliveries of the WJ-2000 beginning in 1997.

                  Despite current softening in semiconductor integrated circuit demand, there has been no announced pullback by industry analysts from their forecast of a roughly $350 billion integrated circuit market by the year 2000. However, looking forward, some customers are delaying delivery dates on new and existing orders, which may result in lower-than-anticipated orders and sales in the second half of the year. It is recognized that the semiconductor equipment business is cyclical and uncertainty increases significantly when projecting demand for semiconductor equipment products more than 6 months into the future.

                  Market acceptance of wireless communications products, both at the subassembly and equipment levels, has been encouraging. Shipments for the recently announced $11 million Lucent Technologies order for converter subassemblies will proceed in 1996. Orders for telecommunications equipment, including low-cost, sensitive receivers for cellular telephone fraud detection and wideband transceivers for cellular base-station functions, exceeded the planned level for the first quarter of 1996. Looking forward, slowness by certain customers in obtaining base station site permits from various municipalities and moving existing users of frequency bands to other frequencies is causing them not to erect base stations as quickly as the earlier predictions. This has caused us to slow down production on these orders and to expedite deliveries on other orders as much as possible. As a result, we expect 1996 sales to be short of the near doubling anticipated upon entering the year. However, strong revenue growth and orders prospects for 1996 and 1997 still appear positive.

                  The company's government electronics operations are achieving steady performance and are meeting expectations. Excluding $7 million of first quarter 1995 sales from certain government electronics product lines divested in the second quarter of 1995, sales remain relatively flat. We continue to focus on cost containment and expect government electronics sales to remain flat to slightly down for the remainder of the year.


- --------------------------------------------------------------------------------

                  First   Quarter   1996   Compared  to  First   Quarter   1995:
                  Semiconductor Equipment Group sales increased 79%, while Wireless Communications and Government Electronics sales decreased 1% and 19%, respectively, resulting in an overall company increase of 32%. The $7 million decrease in Government Electronics sales was primarily due to the divestiture of certain product lines in the second quarter of 1995. Gross margins decreased from 42.9% to 37.4% due mostly to rapid expansion efforts in the Semiconductor Equipment Group and a shifting of warranty costs from selling and administrative expense to overhead. Prior to establishing direct sales and service offices and phasing out our distributor network, warranty costs were included in selling and administrative expenses where distributors were responsible for warranty service as part of their sales commission. Although selling and administrative expenses decreased as a percentage of sales, due in part to the warranty cost shift discussed above, expenses were up due to the increased volume and infrastructure development for higher 1996 sales efforts.. Research and development expenses remained within planned levels as the company continues its efforts in developing next generation products, particularly for the Semiconductor Equipment Group and Wireless Communications segment. Due to the above factors, first quarter 1996 net income increased 20% compared to the same period in 1995.

                  Risks  and  Uncertainties  That  May  Affect  Future  Results:
                  Statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward looking statements that involve risks and uncertainties that may affect future results, including but not limited to: product demand and market acceptance risks, the effect of economical conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, business cycles, the results of financing efforts, actual purchases under agreements, the effect of the company's accounting policies, U.S. Government export policies, natural disasters and other risks detailed in the company's 1995 Form 10-K filed with the Securities and Exchange Commission.

- --------------------------------------------------------------------------------

                           PART II--OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders

                  At the annual meeting of shareholders held April 13, 1996, shareowners voted on the following:

                  Item 1: Election of Directors:

                          Nominee                 For                 Withheld
                          -------                 ---                 --------

                          Dean A. Watkins         6,189,956            277,720
                          H. Richard Johnson      6,190,958            276,718
                          W. Keith Kennedy        6,327,376            140,300
                          John J. Hartmann        6,465,906              1,770
                          Raymond F. O'Brien      6,465,856              1,820
                          William R. Graham       6,465,426              2,250
                          Robert L. Prestel       6,466,174              1,502
                          Gary M. Cusumano        6,465,524              2,152

                   Item 2: Proposal  to ratify  the  appointment  of Deloitte &
                           Touche as the independent auditors of the company for accounting year ending December 31, 1996.

                           For   6,387,334              Against            7,621
                              ------------                     -----------------

                           Abstain  75,452              Broker Non-Votes  12,600
                                   -------                              --------

                   Item 3: Proposal  to   restate  and  amend  the   1989  Stock
                           Option Plan for Nonemployee Directors to increase the number of shares reserved for issuance thereunder by 150,000 shares and other amendments as detailed in Appendix A to the company's definitive proxy statement dated March 8, 1996 filed with the commission pursuant to regulation 14A.

                           For   4,463,339             Against         1,958,333
                              ------------                    ------------------

                           Abstain  44,935             Broker Non-Votes   16,400
                                   -------                              --------


Item 6.           Exhibits and Reports on Form 8-K

                   a) A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits. The exhibits are numbered according to Item 601 of Regulation S-K.

                   b) No reports on Form 8-K were required to be filed during the quarter.


- --------------------------------------------------------------------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                         WATKINS-JOHNSON COMPANY
                                                              (Registrant)



Date April 24, 1996        By: /s/  Scott G. Buchanan for W. Keith Kennedy, Jr.
    ----------------          -----------------------------------------------
                                       W. Keith Kennedy, Jr.
                              President and Chief Executive Officer







Date April 24, 1996        By: /s/              Scott G. Buchanan
    -----------------         -----------------------------------------------
                                                Scott G. Buchanan
                                   Vice President and Chief Financial Officer





- --------------------------------------------------------------------------------

                                  EXHIBIT INDEX



The Exhibits below are numbered according to Item 601 of Regulation S-K.


       Exhibit
       Number                  Exhibit
       -------                 -------

         11                    Statement re Computation of Per Share Earnings.

         27                    Financial Data Schedule





- --------------------------------------------------------------------------------
                                    Page 10