Form 10-Q
period 1996-06-28
WATKINS JOHNSON CO
filed 1996-08-09
CIK 105006

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1996

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______________ to ______________

                          Commission file number 1-5631

                             WATKINS-JOHNSON COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               CALIFORNIA                                       94-1402710
- -------------------------------------------------------------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
            or organization)                               Identification No.)



 3333 Hillview Avenue, Palo Alto, California                     94304-1223
- -------------------------------------------------------------------------------
  (Address of principal executive offices)                       (Zip Code)



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


Common stock, no par value, outstanding as of June 28, 1996     8,311,000 shares



- --------------------------------------------------------------------------------
                                     Page 1

                          PART I--FINANCIAL INFORMATION


Item 1.           Financial Statements

                  The interim financial statements are unaudited; however, Watkins-Johnson Company believes that all adjustments necessary to a fair statement of results for such interim periods have been included and all such adjustments are of a normal recurring nature. The results for the six months ended June 28, 1996, are not necessarily indicative of the results for the full year 1996.

                  Supplementary information to the financial statements:

                           A dividend of twelve cents per share was declared and paid during the second quarter of 1996 and 1995.

                           Net income per share is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding during the period, see Exhibit 11.

                  The consolidated financial statements required by Rule 10-01 of Regulation S-X are included in this report beginning on the next page.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS*
              For the periods ended June 28, 1996 and June 30, 1995


                                                              Three Months Ended                        Six Months Ended
- ----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)          1996                 1995                  1996               1995
- ----------------------------------------------------------------------------------------------------------------------------
Sales                                              $   126,447          $   102,004           $   249,189        $   194,987
- ----------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
         Cost of goods sold                             84,959               60,355               161,791            113,461
         Selling and administrative                     23,392               18,898                45,893             38,821
         Research and development                       17,024               11,611                31,032             24,162
- ----------------------------------------------------------------------------------------------------------------------------
                                                       125,375               90,864               238,716            176,444
- ----------------------------------------------------------------------------------------------------------------------------

Income from operations                                   1,072               11,140                10,473             18,543
Interest and other income (expense)--net                  (169)                 351                   (16)               891
Interest expense                                          (383)                (221)                 (613)              (406)
- ----------------------------------------------------------------------------------------------------------------------------

Income from operations before Federal and
    foreign income taxes                                   520               11,270                 9,844             19,028
Federal and foreign income taxes                          (162)              (3,494)               (3,052)            (5,899)
- ----------------------------------------------------------------------------------------------------------------------------
 Net income                                        $       358          $     7,776           $     6,792        $    13,129
============================================================================================================================

Fully diluted net income per share
    (difference between fully diluted and
    primary earnings per share is not              $       .04          $       .88           $       .79        $      1.51
    material)
Average common and equivalent shares
    outstanding                                      8,577,000            8,822,000             8,593,000          8,687,000



*Unaudited

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    As of June 28, 1996 and December 31, 1995


- --------------------------------------------------------------------------------
(Dollars in thousands)                                     1996*           1995
- --------------------------------------------------------------------------------

ASSETS

Current assets:
    Cash and equivalents                               $  23,190      $  34,556
    Receivables                                          103,052         86,311
    Inventories:
        Finished goods                                     4,270          3,623
        Work in process                                   49,687         45,092
        Raw materials and parts                           33,966         31,120
    Other                                                 15,308         16,263
- --------------------------------------------------------------------------------
    Total current assets                                 229,473        216,965
- --------------------------------------------------------------------------------

Property, plant, and equipment                           215,531        185,379
    Accumulated depreciation and amortization           (124,750)      (120,243)
- --------------------------------------------------------------------------------
    Property, plant, and equipment--net                   90,781         65,136
- --------------------------------------------------------------------------------

Other assets                                               5,618          5,573
- --------------------------------------------------------------------------------
                                                       $ 325,872      $ 287,674
================================================================================

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
    Payables                                           $  30,552      $  23,162
    Accrued liabilities                                   68,049         51,590
- --------------------------------------------------------------------------------
    Total current liabilities                             98,601         74,752
- --------------------------------------------------------------------------------
Long-term obligations                                     28,392         21,669
- --------------------------------------------------------------------------------

Shareowners' equity:
    Common stock                                          37,630         34,307
    Retained earnings                                    161,249        156,946
- --------------------------------------------------------------------------------
    Total shareowners' equity                            198,879        191,253
- --------------------------------------------------------------------------------
                                                       $ 325,872      $ 287,674
================================================================================


*Unaudited

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS*
              For the periods ended June 28,1996 and June 30, 1995


                                                                Six Months Ended
- --------------------------------------------------------------------------------
(Dollars in thousands)                                  1996               1995
- --------------------------------------------------------------------------------

OPERATING ACTIVITIES:

  Net Income                                        $  6,792           $ 13,129
  Reconciliation of net income to cash flows
      Depreciation and amortization                    6,743              5,252
      Net changes in:
         Receivables                                 (16,741)            (4,731)
         Inventories                                  (8,088)            (2,316)
         Other assets                                    908               (343)
         Accruals and payables                        11,177              1,725
- --------------------------------------------------------------------------------
  Net cash provided by operating activities              791             12,716
- --------------------------------------------------------------------------------

INVESTING ACTIVITIES:

  Additions of property, plant, and equipment        (32,511)           (13,790)
  Other                                                  143                887
- --------------------------------------------------------------------------------
  Net cash (used) in investing activities            (32,368)           (12,903)
- --------------------------------------------------------------------------------

FINANCING ACTIVITIES:

  Long-term borrowing                                  9,149
  Net borrowing under line-of-credit                   9,966
  Proceeds from issuance of stock                      3,323              8,471
  Dividends paid                                      (1,974)            (1,885)
  Other                                                 (253)               404
- --------------------------------------------------------------------------------
  Net cash provided by financing activities           20,211              6,990
- --------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents      (11,366)             6,803
Cash and equivalents at beginning of period           34,556             34,469
- --------------------------------------------------------------------------------
Cash and equivalents at end of period               $ 23,190           $ 41,272
================================================================================


*Unaudited

                          PART I--FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Financial Condition

                  The company's revenue growth during the first half of 1996 continued to require cash to finance strong working capital needs and infrastructure expansion. During the first half, cash and equivalents decreased $11.4 million from $34.6 million to $23.2 million. Although net income was $6.8 million, net cash provided by operations was only $790 thousand, reflecting the need to fund increases in working capital, particularly inventory and receivables. Despite the slowdown in business now anticipated for the second half of 1996, the company invested $32.5 million in new capital plant and equipment in order to support long-term growth for semiconductor equipment and wireless communications operations. Due to the expansion, $10 million in net borrowings was drawn down during the first half under the company's current $100 million line-of-credit. Because of the expected slowdown, working capital needs are anticipated to decline slightly in the second half. The company is now forecasting a drawdown on its credit line smaller than the $30 to $40 million projected at the end of the first quarter. In addition, long-term financing up to about $30 million is being negotiated from several sources for the construction of a new facility and related capital equipment in Kawasaki, Japan, for the Semiconductor Equipment Group. The total cost of the project was initially projected to be $38 million, but due to the slowdown in the chip market the amount of capital equipment in the facility may be reduced. During the first half on 1996, $24 million was secured for the land and building of which over $9 million was funded during the first quarter. The amount funded is denominated in Yen and is amortizable over 15 years, bearing interest at 2.5%. The additional secured funding, also denominated in Yen, calls for a balloon payment in 10 years, bearing interest at 3.1%. During the first half of 1996, $3.3 million was provided by stock issuances from stock option exercises which more than offset the $2 million in dividends paid.

                  Current Operations and Business Outlook

                  Semiconductor Equipment Group

                  The  company   achieved  record   shipments  of  semiconductor
                  equipment in the second quarter of 1996, with Semiconductor Equipment Group sales accounting for nearly 71% of total company revenue. However, orders fell well below planned expectations, plus some customers delayed future deliveries of systems already on order. In addition, the company experienced some semiconductor equipment order cancellations this quarter. Orders for the second quarter of 1996 were down 10% compared to the same period last year.

                  Although the long range industry forecast for the semiconductor industry remains bright, management sees a continuing soft orders picture for semiconductor equipment for the second half of the year and into 1997. With the current oversupply and price declines in DRAMs, these customers have been reviewing their capacity and capital spending plans. The Semiconductor Equipment Group downsized its operations to accommodate the expected lower level of business, resulting in reduced profits. The company will continue to reduce costs if the market slump deepens, but will maintain the core strength needed to respond quickly to increased demand when the market turns upward again. Although the company has taken steps to reduce costs in line with the expected revenue stream, fixed costs are at a point that does not permit the profitability achieved last year on similar revenues.

                  The group is up to full management strength again under the leadership of its new group president, Patrick J. Brady. The top-level management team will keep its energies focused on collective team goals for future success. In his previous assignment as the group's vice-president, Design Engineering, Dr. Brady led team-management efforts that achieved exceptionally challenging goals in product development and customer support, proving his ability as a successful leader.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                  (continued)

                  The group is on schedule with the construction of a new 36,000-square-foot facility in Japan which will serve primarily as an applications laboratory for the cooperative development of new deposition processes with all Asia-Pacific customers. Management expects to be moving in some equipment by the end of the year in preparation for 1997 occupancy. However, the company is reviewing the planned personnel and equipment growth rate in light of the chip slowdown.


                  The WJ-2000 high-density-plasma reactor (HDP) was first introduced in July 1995. It is aimed at devices such as the 256 Megabit DRAM and 7th generation microprocessors expected to enter production in the 1998-1999 timeframe. We are positioning this tool to expand our overall semiconductor equipment market. Our WJ-999 and WJ-1000 atmospheric-pressure systems lead the market for premetal dielectric films while the HDP systems are designed to compete in the market for intermetal dielectric layer films, especially for the smaller feature sizes expected for future chip designs. We have had several successful sample runs for various customers and are in the final stages of negotiating placement of the first of two beta-site tools at the start of the fourth quarter 1996. We expect customers to be placing small orders for their engineering efforts for late 1997 delivery.

                  It is recognized that the semiconductor equipment business is cyclical, and uncertainty increases significantly when projecting demand for semiconductor equipment products more than 6 months into the future. The semiconductor market may slow more than currently anticipated, thus requiring additional downsizing and associated reductions in profits. In addition, inherent risks and uncertainties associated with the development of the WJ-2000 could cause delays in its availability for sale and expected revenues.

                  Wireless Communications

                  The company's technological leadership in microwave integrated circuits, multifunction assembly integration and wideband receiver design gives its products a clear edge in many wireless communications applications. At the equipment level, the company continues as a major provider of RF receiver modules for cellular fraud-detection and prevention systems. Over 1,300 receivers were ordered this quarter, bringing the total to over 2,000 ordered in the last year. The company booked additional orders in the second quarter for its advanced converter assemblies used in personal communications systems (PCS). We are encouraged by the broad interest in similar technology by several customers worldwide. At the same time, customer demand for components and subassemblies has softened somewhat by the slower-than-projected build-out of the PCS infrastructure. Slowness by certain customers to obtain base station site permits from various municipalities and to move existing users of PCS frequency bands to other frequencies is preventing them form erecting base stations as quickly as earlier predictions. A continued slowdown of the telecom market will lead to lower-than-expected revenues and disproportionately reduced profits because of the high research and development spending associated with entering the telecom market.

                  Government Electronics

                  The company's government electronics operations enjoyed a good quarter for orders. Prime contractors for the Advanced
                  Medium-Range  Air-to-Air  Missile  (AMRAAM)  and the  Standard
                  Missile 2, Block IV (SM2-Blk IV) placed orders for Watkins-Johnson microwave subsystems amounting to more than $35 million, further confirming the company's stature as the leading merchant supplier of electronic subsystems for these major weapon systems. These order wins will assist the government electronics segment in maintaining nearly flat sales this year versus 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                  (continued)

                  Second Quarter 1996 Compared to Second Quarter 1995

                  Semiconductor Equipment Group sales and wireless communications sales increased 49.1% and 40.9%, respectively, while government electronics sales decreased 22.7%, resulting in an overall company increase of 24%. Although government electronics sales decreased, orders were higher due to some large order wins discussed above. Gross margins decreased from 40.8% to 33.8% due in part to employee termination costs and inventory write-offs in the Semiconductor Equipment Group, and a shifting of warranty costs from selling and administrative expense to overhead. Prior to establishing direct sales and service offices and phasing out our distributor network, warranty costs were included in selling and administrative expenses where distributors were responsible for warranty service as part of their sales commission. Although selling and administrative expenses remained flat as a percentage of sales, expenses were higher due to the increased volume and some termination costs charged to G&A as well. Research and development expenses increased from 11.4% to 13.5% of sales due to continuing efforts to develop next-generation products, particularly for the Semiconductor Equipment Group and wireless communications segment. As business slows in the second half we will need to review our research and development projects and prioritize them. For many projects, management believes that the long-term benefits outweigh the short-term advantages of slowing down. Due to the above factors, second quarter 1996 net income decreased by 95.4% compared to the same period in 1995.

                  Second Quarter Year-to-Date 1996 Compared to Second Quarter Year-to-Date 1995

                  Semiconductor Equipment Group sales and wireless communications sales increased 62.2% and 17.6%, respectively, while government electronics sales decreased 20.7%, resulting in an overall company increase of 27.8%. The $14.9 million decrease in government electronics sales was due in part to the divestiture of certain product lines in the second quarter of 1995. Gross margins decreased from 41.8% to 35.18% due in part to termination costs and inventory write-offs discussed above, first-quarter 1996 expansion efforts in anticipation of increased business in the Semiconductor Equipment Group, and a shifting of warranty costs from selling and administrative expense to overhead. Prior to establishing direct sales and service offices and phasing out our distributor network, warranty costs were included in selling and administrative expenses where distributors were responsible for warranty service as part of their sales commission. Although selling and administrative expenses decreased as a percentage of sales, due in part to the warranty cost shift discussed above, expenses were higher due to the increased volume and infrastructure development for higher 1996 sales we had projected earlier. Research and development expenses remained at about 12.4% of sales. Due to the above factors, net income for the first half of 1996 decreased 48.3% compared to the same period in 1995.

                  Risks and Uncertainties That May Affect Future Results

                  Statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward-looking statements that involve risks and uncertainties that may materially affect future results, including but not limited to: product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, business cycles, the results of financing efforts, actual purchases under agreements, the effect of the company's accounting policies, U.S. Government export policies, geographic concentrations, natural disasters and other risks.

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





                                               WATKINS-JOHNSON COMPANY
                                                    (Registrant)



Date:     August 8, 1996         By:   /s/       W. Keith Kennedy, Jr.
       ------------------------       ------------------------------------------
                                                 W. Keith Kennedy, Jr.
                                        President and Chief Executive Officer







Date:     August 8, 1996         By:   /s/       Scott G. Buchanan
       ------------------------       ------------------------------------------
                                                 Scott G. Buchanan
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX



The Exhibits below are numbered according to Item 601 of Regulation S-K.


      Exhibit
       Number                Exhibit
       ------                -------

         11                  Statement re Computation of Per Share Earnings.

         27                  Financial Data Schedule