Form 10-Q
period 1996-09-27
WATKINS JOHNSON CO
filed 1996-10-30
CIK 105006

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                          Commission file number 1-5631

                             WATKINS-JOHNSON COMPANY
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



          CALIFORNIA                                       94-1402710
------------------------------------------------ -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)



 3333 Hillview Avenue, Palo Alto, California                94304-1223
------------------------------------------------ -------------------------------
  (Address of principal executive offices)                  (Zip Code)



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

Common stock, no par value, outstanding as of September 27, 1996 8,325,000 shares

                          PART I--FINANCIAL INFORMATION


Item 1.  Financial Statements

         The interim financial statements are unaudited; however, Watkins-Johnson Company believes that all adjustments necessary to a fair statement of results for such interim periods have been included and all such adjustments are of a normal recurring nature. The results for the nine months ended September 27, 1996, are not necessarily indicative of the results for the full year 1996.

         Supplementary information to the financial statements:

               A dividend of twelve cents per share was declared and paid during the third quarter of 1996 and 1995.

               Net income per share is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding during the period, see Exhibit 11.

         The consolidated financial statements required by Rule 10-01 of Regulation S-X are included in this report beginning on the next page.


                                         WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS*
                             For the periods ended September 27, 1996 and September 29, 1995


                                                         Three Months Ended           Nine Months Ended
------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)        1996           1995           1996           1995
------------------------------------------------------------------------------------------------------------
Sales                                               $    94,962    $    95,550    $   344,151    $   290,537
------------------------------------------------------------------------------------------------------------
Costs and expenses:
         Cost of goods sold                              60,921         54,978        222,712        168,439
         Selling and administrative                      16,535         17,565         62,428         56,386
         Research and development                        13,629         11,217         44,661         35,379
------------------------------------------------------------------------------------------------------------
                                                         91,085         83,760        329,801        260,204
------------------------------------------------------------------------------------------------------------
Income from operations                                    3,877         11,790         14,350         30,333
Interest and other income (expense)--net                    784            455            768          1,346
Interest expense                                           (556)          (232)        (1,169)          (638)
------------------------------------------------------------------------------------------------------------
Income from operations before Federal and
    foreign income taxes                                  4,105         12,013         13,949         31,041
Federal and foreign income taxes                         (1,273)        (3,103)        (4,325)        (9,002)
------------------------------------------------------------------------------------------------------------
Net income                                          $     2,832    $     8,910    $     9,624    $    22,039
============================================================================================================

Fully diluted net income per share
    (difference between fully diluted and
    primary earnings per share is not               $       .33    $       .98    $      1.12    $      2.48
    material)
Average common and equivalent shares
    outstanding                                       8,458,000      9,083,000      8,560,000      8,881,000


*Unaudited


                         WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                      As of September 27, 1996 and December 31, 1995

-----------------------------------------------------------------------------------------
(Dollars in thousands)                                              1996*         1995
-----------------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash and equivalents                                          $  14,772    $  34,556
    Receivables                                                     103,313       86,311
    Inventories:
        Finished goods                                                5,896        3,623
        Work in process                                              42,028       45,092
        Raw materials and parts                                      35,490       31,120
    Other                                                            15,033       16,263
-----------------------------------------------------------------------------------------
    Total current assets                                            216,532      216,965
-----------------------------------------------------------------------------------------

Property, plant, and equipment                                      226,279      185,379
    Accumulated depreciation and amortization                      (126,421)    (120,243)
-----------------------------------------------------------------------------------------
    Property, plant, and equipment--net                              99,858       65,136
-----------------------------------------------------------------------------------------

Other assets                                                         15,638        5,573
-----------------------------------------------------------------------------------------
                                                                  $ 332,028    $ 287,674
=========================================================================================

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
    Payables                                                      $  26,226    $  23,162
    Accrued liabilities                                              64,803       51,590
-----------------------------------------------------------------------------------------
    Total current liabilities                                        91,029       74,752
-----------------------------------------------------------------------------------------
Long-term obligations                                                40,154       21,669
-----------------------------------------------------------------------------------------

Shareowners' equity:
    Common stock                                                     37,788       34,307
    Retained earnings                                               163,057      156,946
-----------------------------------------------------------------------------------------
    Total shareowners' equity                                       200,845      191,253
-----------------------------------------------------------------------------------------
                                                                  $ 332,028    $ 287,674
=========================================================================================


*Unaudited


                        WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS*
         For the periods ended September 27, 1996 and September 29, 1995

                                                                   Nine Months Ended
---------------------------------------------------------------------------------------
(Dollars in thousands)                                     1996                 1995
---------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

    Net Income                                           $  9,624             $ 22,039
    Reconciliation of net income to cash flows
        Depreciation and amortization                       8,782                7,325
        Net changes in:
           Receivables                                    (17,002)              (9,841)
           Inventories                                     (3,579)             (10,355)
           Other assets                                     1,043               (3,280)
           Accruals and payables                            9,828                5,227
---------------------------------------------------------------------------------------
    Net cash provided by operating activities               8,696               11,114
---------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

    Additions of property, plant, and equipment           (43,774)             (19,186)
    Restricted plant construction funds                    (9,878)
    Other                                                     289                  680
---------------------------------------------------------------------------------------
    Net cash (used) in investing activities               (53,363)             (18,506)
---------------------------------------------------------------------------------------

FINANCING ACTIVITIES:

    Long-term borrowing                                    21,219
    Proceeds from issuance of stock                         3,482               12,467
    Dividends paid                                         (2,973)              (2,855)
    Other                                                   3,155                  546
---------------------------------------------------------------------------------------
    Net cash provided by financing activities              24,883               10,158
---------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents           (19,784)               2,766
Cash and equivalents at beginning of period                34,556               34,469
---------------------------------------------------------------------------------------
Cash and equivalents at end of period                    $ 14,772             $ 37,235
=======================================================================================

*Unaudited

                          PART I--FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Financial Condition

         During the first three quarters of 1996, the company's operations required additional cash to finance strong working capital needs and infrastructure expansion. Cash and equivalents decreased $19.8 million from $34.6 million to $14.8 million. Although net income was $9.6 million, net cash provided by operations trailed by nearly $1 million, reflecting the need to fund working capital, particularly receivables and inventory. The slowdown in business in the third quarter caused working capital needs to ease from their peak level of the second quarter and they are anticipated to decline further for the remainder of the year. As a result, the company paid off the $10 million in borrowings under the company's $100 million line-of-credit which we reported at the end of the second quarter. The company is now forecasting an insignificant drawdown on its credit line for the remainder of 1996. During the first three quarters of 1996, $3.5 million was provided by stock issuances from stock option exercises which offsets the $3 million in dividends paid.

         Despite the slowdown in business anticipated for the remainder of 1996, the company invested $43.8 million in new capital plant and equipment in order to support long-term growth for the semiconductor equipment and wireless communications operations. Long-term financing up to about $30 million is anticipated for the construction of a new facility and related capital equipment in Kawasaki, Japan, for the Semiconductor Equipment Group. The total cost of the project was initially projected to be $38 million, but due to the slowdown in the chip market the amount of capital equipment in the facility will be reduced. Thus far $18.4 million has been incurred on the project. During the year, over $21 million in external financing was funded for the land and building. The amount funded is denominated in Yen, of which approximately $9 million is amortizable over 15 years, bearing interest at 2.5%. The additional funding calls for a balloon payment in 10 years, bearing interest at 3.1%.

         Current Operations and Business Outlook

         Semiconductor Equipment Group

         Shipments of chemical-vapor-deposition systems declined from their record level in the second quarter, reflecting the universal downturn in the semiconductor-equipment industry. During the third quarter, Semiconductor Equipment Group sales accounted for only 62% of total company revenue compared to 71% in the second quarter. Orders also fell below expectations, and many customers delayed future deliveries for one or two quarters for systems already on order. Although revenues were nearly the same as in the third quarter of 1995, orders for the third quarter of 1996 were down 65% compared to the same period last year with the current quarter book-to-bill ratio at less than 0.5 to 1.

         Although the long range industry forecast for the semiconductor industry remains bright, management sees a continuing soft orders picture for semiconductor equipment for the remainder of the year and into 1997. With the current DRAM oversupply and resulting 75% price declines, customers have been reviewing their capacity and capital expansion plans. Even for fabs where customers are definitely moving forward, they appear to be delaying orders until they must be placed. At the end of the quarter, the Semiconductor Equipment Group further reduced its staff and is working to reduce and control other costs. The group's current expenses are sized break-even at a revenue level of about $45 million per quarter. Looking forward, with the present backlog and low third quarter orders, the group is expected to be below the break-even point for the coming fourth quarter and force the company into a loss position for that quarter. The company expects to continue to reduce costs if the market slump deepens, but will maintain the core strength needed to respond quickly to increased demand when the market turns upward again.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The group continues to be on schedule with the construction of a new 36,000-square-foot facility in Japan which will serve primarily as an applications laboratory for the cooperative development of new deposition processes with all Asia-Pacific customers. Management expects to be moving in some equipment by the end of the year in preparation for early 1997 occupancy. The company is reviewing the planned personnel and equipment growth rate in light of the chip slowdown. We will keep expenses on the facility to a minimum, yet consistent with the mission of establishing a direct quality impact in Japan.

         It now is apparent that the group has developed a new platform for the company and that the WJ-2000P high-density-plasma (HDP) process module is the introductory product for this platform. We are developing a road map for additional process modules, adding to the cluster tool platform capabilities. The WJ-2000P high-density-plasma reactor, first introduced in July 1995, is aimed at devices such as the 256 Megabit DRAM and 7th generation microprocessors expected to enter production in the 1998-1999 timeframe. We are positioning this tool to expand our overall semiconductor equipment market. The HDP tools are not intended to replace current lines. The group believes their current continuous deposition platform tools will have good sales performance into the quarter-micron process era and beyond. WJ-999 and WJ-1000 atmospheric-pressure systems lead the market for premetal dielectric films while the HDP systems are designed to compete in the market for intermetal dielectric layer films, especially for the smaller feature sizes expected for future chip designs. We have had several successful sample runs for various customers and are now starting the first beta-site experiment phase with the initial work at our facility while the customer prepares its facility. Looking forward, we expect customers to be placing small orders for their engineering efforts for late 1997 delivery.

         It is recognized that the semiconductor equipment business is cyclical, and uncertainty increases significantly when projecting demand for semiconductor equipment products more than 6 months into the future. The semiconductor market may slow more than currently anticipated, thus requiring additional downsizing and associated reductions in profits. In addition, inherent risks and uncertainties associated with the development of the WJ-2000P could cause delays in its availability for sale and expected revenues.

         Wireless Communications

         The company's range of products for the wireless telecommunications industry showed strength in the third quarter, exceeding previous levels. The company's technological leadership in microwave integrated circuits, multifunction assembly integration and wideband receiver design gives its products a technical edge in many wireless communications applications. The company continues to receive orders for high-fidelity cellular fraud RF receiver modules with over 5,100 receivers ordered this quarter, bringing the total to over 7,500 ordered this year. They are being delivered smoothly with good customer satisfaction. The company booked additional orders in the third quarter for its advanced converter assemblies used in personal communications systems (PCS).

         Current research and development effort centers on the development of a demonstration base station to exhibit wide-band DSP systems technology meeting carrier desires to see an open systems approach to the base station design. Looking forward, laboratory test prototypes will be placed with two customers in the fourth quarter. If these tests are successful, field trials are expected in early 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Although our wireless communications segment showed strength in the third quarter, customer demand for components and subassemblies continues to be softer than expected due to the slow build-out of the PCS infrastructure. Slowness by certain customers to obtain base station site permits from various municipalities and to move existing users of PCS frequency bands to other frequencies is preventing them form erecting base stations as quickly as earlier predictions. This slowdown of the telecom market will lead to lower-than-expected revenues and disproportionately larger loss because of the high research and development spending associated with entering the telecom market.

         Government Electronics

         The company's government electronics operations enjoyed a good quarter for orders. Bookings for intelligence receiver and signal-analysis equipment were healthy as the company captured orders at the close of the government fiscal year. The success of the company's microwave subsystems production capabilities as demonstrated on the Advanced Medium-Range Air-to-Air Missile project (AMRAAM), has led several prime contractors to show interest in the company taking over the production of modules which they produce internally. These order wins will assist the government electronics segment in stabilizing future sales. Production ramping is now beginning on the two wins of such modules reported last quarter.

         Management continues to review costs to improve profitability. Although shipments and profit levels were adversely effected this quarter by converting to a new MRP (materials requirement planning) computer system, it is clear that the system will contribute to our goal of improving profitability, although we may not see this benefit immediately.

         Third Quarter 1996 Compared to Third Quarter 1995

         Semiconductor Equipment Group sales and wireless communications sales increased 3.7% and 64.1%, respectively, while government electronics sales decreased 22.2%, resulting in overall company sales remaining flat. Although government electronics sales decreased due mostly to inefficiencies discussed above, orders were higher. Gross margins decreased from 42.5% to 35.9% due mostly to an increased fixed cost base associated with earlier anticipation of higher semiconductor equipment revenue growth and inefficiencies in the government electronics segment stemming from the conversion to a new materials planning computer system. Selling and administrative expenses decreased slightly as a percentage of sales due mostly to cost cutting efforts in the government electronics segment and lower foreign sales commissions resulting from our direct sales efforts. Research and development expenses increased from 11.7% to 14.4% of sales due to continuing efforts to develop next-generation products, particularly for the Semiconductor Equipment Group and wireless communications segment. Although research and development costs are at a historical high, the company is at critical points on key developmental programs on which management believes the earnings growth opportunities outweighs the near term benefits of slowing the development efforts. As business slows for the remainder of the year we will need to review other less critical research and development projects and prioritize them. Due to the above factors, third quarter 1996 net income decreased by 68.2% compared to the same period in 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Third Quarter Year-to-Date 1996 Compared to Third Quarter Year-to-Date 1995

         Semiconductor Equipment Group sales and wireless communications sales increased 41.9% and 31.6%, respectively, while government electronics sales decreased 21.2%, resulting in an overall company increase of 18.5%. The $22.1 million decrease in government electronics sales was due in part to the divestiture of certain product lines in the second quarter of 1995. Gross margins decreased from 42% to 35.3% due in part to termination costs, inventory write-offs, and early 1996 expansion efforts in anticipation of increased business by the Semiconductor Equipment Group. Although selling and administrative expenses decreased as a percentage of sales expenses were higher due to the increased volume and infrastructure development for higher 1996 sales we had projected earlier. Research and development expenses increased from 12.2% to 13% of sales. Due to the above factors, net income for the first three quarters of 1996 decreased 56.3% compared to the same period in 1995.

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

         b. Report on Form 8-K was filed on October 1, 1996. The report contains the company's Rights Agreement dated as of September 30, 1996 Between Watkins-Johnson Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 WATKINS-JOHNSON COMPANY
                                                 -----------------------
                                                      (Registrant)



Date: October 30, 1996          By:  /s/          W. Keith Kennedy, Jr.
      ----------------               -------------------------------------------
                                                  W. Keith Kennedy, Jr.
                                         President and Chief Executive Officer







Date: October 30, 1996          By:  /s/            Scott G. Buchanan
      ----------------               -------------------------------------------
                                                    Scott G. Buchanan
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


The Exhibits below are numbered according to Item 601 of Regulation S-K. Exhibits incorporated by reference to a prior filing are designated by an asterisk.


        Exhibit
         Number               Exhibit
        -------               -------

          10                  Material Contracts:

          10-a Watkins-Johnson Company Credit Agreement covering the period of November 30, 1995 through December 8, 1998, ABN-AMRO BANK N.V. as Agent.

          10-b Loan Agreement dated as of February 9, 1996 (English Translation) between Watkins-Johnson International Japan K.K. and The Bank of Yokohama, LTD (Includes Loan Guaranty Agreement with Watkins-Johnson Company dated January 31, 1996).

          10-c Loan Agreement dated as of June 12, 1996 (English Translation) between Watkins-Johnson International Japan K.K. and The Japan Development Bank (Includes Loan Guaranty Agreement with Watkins-Johnson Company dated June 12, 1996).

          10-d              * Shareowners'   Rights   Agreement   dated   as  of
                              September 30, 1996 Between Watkins-Johnson Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Report on Form 8-K, filed on October 1, 1996, Commission File No.1-5631).


          11                  Statement re Computation of Per Share Earnings.

          27                  Financial Data Schedule