Form 10-K
period 1996-12-31
WATKINS JOHNSON CO
filed 1997-03-10
CIK 105006

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1996
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

                        Commission file number 1-5631

                           WATKINS-JOHNSON COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  California                             94-1402710
        (STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

  3333 Hillview Avenue, Palo Alto, California            94304-1223
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                                 (415) 493-4141
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                 NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                            WHICH REGISTERED
       -------------------                            ----------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                                          AS OF FEBRUARY 7, 1997
                                                          ----------------------
     Aggregate market value of the voting stock held
      by non-affiliates of the registrant: ................. $181,172,000
     Number of shares outstanding: Common stock,
      no par value .........................................    8,329,000 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Watkins-Johnson Company Notice of Annual Meeting of Shareowners--April 5, 1997 and Proxy Statement filed with the commission pursuant to Regulation 14A are incorporated by reference into Part III.

================================================================================

                                     PART I

ITEM 1. BUSINESS

(a) General Development of Business

    The company's structure during 1996 was unchanged from the previous year. In 1995, Watkins-Johnson divided its Electronics Group, recognizing the two major markets that it served, into the Wireless Communication segment and the Government Electronics segment for reporting purposes. Since the company realigned its business between 1991 and 1993, operations had been reported as three business segments: semiconductor equipment, electronics products and environmental services. At the end of 1994, the environmental services unit was divested. In 1993, the former Commercial and Defense segments were renamed as the Semiconductor Equipment and Electronics segments.

    No material reclassifications, mergers or consolidations of the company or its subsidiaries occurred during 1996. Other than in the ordinary course of business, there were no acquisitions or dispositions of material amounts of assets during the year.

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

(c) Narrative Description of Business

    Watkins-Johnson Company is a high-technology corporation specializing in semiconductor-manufacturing equipment, wireless communications products, and radio-frequency electronics for government applications.

    Semiconductor Equipment

    The company's Semiconductor Equipment Group designs, develops and manufactures equipment to deposit thin dielectric films by chemical vapor deposition (CVD), using two fundamental CVD processes. The earlier process, atmospheric-pressure CVD (APCVD), accounted for all of the equipment sold in 1996. This equipment functions by injecting the gases needed for the reaction over the substrate material. The substrates are transported under the injectors on a continuously moving conveyor belt through a resistance heated muffle. This approach allows high deposition rates with a simpler reactor design yielding higher reliability operation and high wafer throughput.

    The major market for the CVD equipment is the semiconductor industry where the equipment is used to deposit thin films of doped and undoped silicon dioxide used in the making of integrated circuits. The company's APCVD process is highly productive and offers an attractive cost of ownership. The equipment is sold world-wide to most of the major semiconductor manufacturers, especially to those engaged in high volume integrated circuit manufacturing. Customers include both firms that manufacture and sell their own products and semiconductor foundry firms that contract manufacturing services to "fabless" companies. As such the company's equipment is used in the manufacture of all types of integrated circuits from logic circuits to semiconductor memory chips.

    The newer process, high density plasma (HDP) CVD, was first introduced to the customers in July 1995 at the important SEMICON West exposition as the WJ-2000. High density plasma is a variant of plasma-enhanced CVD which uses an RF-induced glow discharge to transfer energy into the reactant gases. This allows the substrate to remain at a lower temperature than in the APCVD process. Improved generators allow higher density of plasmas which the semiconductor industry expects to use for future integrated circuits with smaller feature size transistors and conductors. These smaller (0.25 micron and below) features are needed to fabricate devices such as the 256 megabit dynamic random access memory (256 Meg DRAM) and the seventh generation of microprocessors. Using the philosophy developed with its APCVD equipment, WJ's HDP equipment is designed for high productivity. Following the 1995 introduction, the company concentrated on a series of tests in its Scotts Valley laboratory to verify the production capabilities of the equipment with wafers provided by WJ and customers. The company has successfully completed sample runs for various customers and successive marathon runs for our first beta-test partner in the HDP product line. Additional beta tests for the equipment at selected customer facilities are continuing into 1997 prior to accepting orders.

    The company markets the APCVD systems as the WJ-999 and the WJ-1000. The WJ-999 and WJ-TEOS999 systems are for production lines using 150 mm (6-inch) semiconductor wafers; they are capable of simultaneous processing of two wafers in parallel. The WJ-1000 is also offered with either hydride or TEOS reactant processes and is specifically designed for high productivity processing on 200 mm (8-inch) semiconductor processing lines. The company's APCVD process is mostly used in depositing doped oxide films, boro-phosphoro-silicate glass (BPSG) and phosphoro-silicate-glass (PSG), for the initial dielectric layers deposited on the wafers. These initial layers, sometimes termed the premetal dielectric (PMD), are deposited prior to the metal layers which are used to connect the transistors and provide the circuit action. BPSG is a useful dielectric layer since it self-planarizes, offering a smoother surface for the following metal and dielectric layers. The WJ APCVD equipment is well suited for these applications and the company believes it is the PMD equipment market leader. This market grew more rapidly than the semiconductor equipment market in general in the period of 1992 through 1996, since the increased chip complexity is leading semiconductor manufacturers to use more dielectric layers.

    The smaller and smaller feature size used in the construction of integrated circuits is opening a new application for the WJ APCVD equipment. Small feature sizes allow smaller transistors to be defined and for them to be located closer together in the circuits. The desired packing density is making the naturally grown LOCOS (local oxide separation) step to become difficult. The LOCOS step can be replaced with a STI (shallow trench isolation) approach using CVD. WJ's APCVD approach is competitive for this newer step.

    As chip complexity increases, additional metal layers are required to provide the circuit connections. Another growing market for dielectric deposition equipment is inter-metal dielectric deposition (IMD) used for insulation between the metal layers. The development of the new WJ-2000 HDP equipment is aimed specifically at this market. WJ's APCVD equipment is not intended to compete for the IMD market since the lower temperature required is technically challenging for good films. The 1996 IMD equipment market was estimated by Dataquest, a high technology market research firm, to be roughly the same size as that for PMD at approximately $700 million each. Thus, success in the IMD market will nearly double the company's served available market. Additionally, the IMD equipment market is forecast to grow more rapidly than the PMD equipment market. Dataquest forecast the PMD market to grow to 60% of the total PMD/IMD dielectric equipment market which is expected to approach $2.7 billion in the year 2001.

    Sales in the Semiconductor Equipment segment were 62% of consolidated sales in 1996, 57% in 1995 and 43% in 1994. The company recently changed its mode of selling semiconductor equipment. In place of a network of manufacturers' representatives and distributors, the company established a direct sales and service force world-wide to better serve its customers. Currently, the company has direct offices in the United States, Korea, Taiwan, Singapore, Japan and Europe. During 1996, the Semiconductor Equipment Group completed construction of a new headquarters and technology center in Japan.

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

    The Semiconductor Equipment Group's business depends upon the planned and actual capital expenditures of the semiconductor manufacturers, who react to the current and anticipated market demand for integrated circuits. This demand has been growing over the years from 1992 through 1995, however in 1996 its history of cyclical variations returned with a market downturn. Although the cyclical growth trend of the semiconductor integrated circuits business is expected to return, it is recognized that the semiconductor equipment business can vary rapidly in response to customer demand. Following placement of orders, customers frequently seek either faster or delayed delivery, based on their changing needs. Uncertainty increases significantly when projecting product demand more than 6 months in the future.

    Wireless Communications

    This business segment serves original equipment manufacturers in the rapidly growing market for wireless communication equipment. The company's long time leadership as a microwave-electronics manufacturer and its historic strength in space communication components provide a competitive advantage in offering unique solutions to requirements for wireless network communications and satellite systems.

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

    Sales by the Wireless Communications segment were 11% of consolidated sales in 1996, 8% in 1995 and 7% in 1994. Although the business is international in scope, present selling efforts are concentrated in the United States. Marketing and sales are performed by company direct sales personnel and distributors. Major accounts are handled by direct company sales and service. Components, subassemblies, receivers and transceivers are primarily sold to companies which manufacture base station equipment for various wireless communication carriers. Although the customer community represents a large business opportunity, the number of individual customer companies is not large.

    The telecommunications bill enacted in 1995 reorganizes the business opportunities for the telecommunications industry. Although the company believes the results of this reorganization will be positive for its wireless communication business, its full effects are still not clear. Various regulatory agencies of federal, state and local governments can also affect the wireless communication market dynamics, causing unforeseen ebb and flow of orders and delivery requirements.

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

    Watkins-Johnson communication receivers and signal-analysis equipment are used by military and other governmental agencies to perform range-monitoring, frequency-measurement, signal localization and interference-analysis functions, often in complex, high-signal-density environments. The company continues to sustain its technological and marketing leadership in communications intelligence equipment. Company funded design and development efforts are producing advanced receivers and related equipment featuring the small-size, light-weight and low-power-consumption characteristics demanded by its customers at competitive prices. This design effort is also serving the demand by government customers for "commercial-off-the-shelf" (COTS) equipment.

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

    Government Electronics products are marketed through direct selling efforts and distributor networks domestically and overseas. A small portion of the sector's business is exported to customers similar to those in the United States. Such sales are generally subject to U.S. Government export control procedures.

    Sales by the Government Electronics segment were 27% of consolidated sales in 1996, 35% in 1995 and 50% in 1994. A majority of segment sales are to government agencies and government prime contractors, such as Hughes Aircraft Company and Raytheon Company, engaged in defense contracting. The principal end user for such sales is the U.S. Department of Defense. Sales contracts with the government are customarily subject to terms and conditions which provide for renegotiation of profits and termination of the contract at the election of the government. The right to terminate for convenience has not had any significant effect on the company's financial position or results of operations.

    The Government Electronics segment has numerous competitors which include large, diversified corporations and smaller specialty firms. In addition to pressures from competing companies, the company's defense electronics business is influenced by U.S. and foreign political activity and national budgetary policies. In recent years, Department of Defense budget cutbacks have had direct and indirect impacts on the company. The indirect impacts had come about as large diversified customers retained, within their companies, work which WJ had previously performed. The company has reduced its work force and restructured its organization to better address the changing business opportunities. Continued reductions in defense spending could limit the demand for the company's products.

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

    Total company backlog at December 31, 1996 was $228,397,000 compared to $250,276,000 at December 31, 1995. The percentage of backlog attributable to the Semiconductor Equipment, Wireless Communications and Government Electronics segments were 40%, 17% and 43%, respectively, in 1996, compared to 49%, 11% and 40% in 1995. Approximately 92% of all backlog at year-end 1996 is shippable within 12 months, compared to 97% at year-end 1995.

    Company-sponsored research and development expense was $56,675,000 in 1996, $47,629,000 in 1995, and $34,436,000 in 1994. Customer-sponsored research and development was estimated to be approximately $17,000,000 in 1996, $20,000,000 in 1995, and $24,000,000 in 1994, and was performed mostly by the Government Electronics segment.

    The company's employment at December 31, 1996 was 2,080. None of the company's employees is covered by a collective-bargaining agreement. The company's relationship with its employees is generally good.

    Environmental issues are discussed in Note 6 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

(d) Financial  Information  about  Foreign and  Domestic  Operations  and Export
    Sales.

    Combined export sales and sales from foreign operations accounted for 50% of the company's sales in 1996, 47% in 1995, and 45% in 1994. Assets of foreign operations accounted for 14% of consolidated totals at December 31, 1996 and were less than 10% for all years prior to 1996. The inherent risks of foreign business are similar to domestic business, with the additional risks of foreign government instability and export license cancellation. A major portion of foreign product orders in the Government Electronics segment requires export licensing by the Department of State prior to shipment. For international shipments for all company business segments, the company purchases forward exchange contracts and/or obtains customer letters of credit to reduce foreign currency fluctuation and credit risks. For further information on foreign sales, see Note 8 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

ITEM 2. PROPERTIES

    Watkins-Johnson Company and subsidiaries conduct their main operations at plants in Palo Alto, San Jose, and Scotts Valley, California and Gaithersburg, Maryland. During 1996, the Semiconductor Equipment Group
    completed construction of a new technology center in Japan. Space limitations at the Semiconductor Equipment Group's headquarters in Scotts Valley prompted the company to reopen the San Jose facility at the end of 1995 in order to accommodate the Group's expansion. Adjacent undeveloped land at the San Jose site has been offered for sale.

    At December 31, 1996, there were approximately 725,000 square feet of plant space in California, and 175,000 square feet in Maryland, and a 36,000 square foot facility in Kawasaki, Japan. Approximately 77% of the company's plant space is occupied for the company's operations. The company is pursuing opportunities to realize the market value of its properties while ensuring efficient use of available space.

    The Government Electronics and Wireless Communications segments utilize substantially all of the Palo Alto and Gaithersburg facilities. The Scotts Valley, San Jose and Kawasaki facilities house the Semiconductor Equipment Group.

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

                     EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                     OFFICER            BUSINESS EXPERIENCE
            NAME                 AGE          OFFICE HELD            SINCE               LAST FIVE YEARS
--------------------------      -----  --------------------------  ---------   -----------------------------------
Dr. Dean A. Watkins .........   74     Chairman of the Board        1957       Chairman of the Board
Dr. H. Richard Johnson  .....   70     Vice Chairman of the Board   1957       Vice Chairman of the Board
Dr. W. Keith Kennedy, Jr. ...   53     President and Chief          1977       President and Chief Executive
                                         Executive Officer                       Officer
Keith D. Gilbert ............   55     Executive Vice President     1984*      Executive Vice President; Prior to
                                                                                 1995, President, Electronics Group
                                                                                 (formerly Defense Group); Prior to
                                                                                 1993, Vice President, Defense Group
Scott G. Buchanan ...........   45     Vice President and Chief     1989       Vice President and Chief Financial
                                         Financial Officer                       Officer; Prior to 1993, Chief
                                                                                 Financial Officer and Treasurer
Richard G. Bell .............   49     Vice President and General   1990       Vice President and General Counsel
                                         Counsel
Dr. Patrick J. Brady  .......   51     Vice President               1996       President, Semiconductor Equipment
                                                                                 Group; Prior to 1996, Vice
                                                                                 President of Engineering,
                                                                                 Semiconductor Equipment Group
Malcolm J. Caraballo  .......   41     Vice President               1996       President, Microwave Products
                                                                                 Group; Prior to 1996, Vice
                                                                                 President, Microwave Products
                                                                                 Division
Marc C. Elgaway .............   42     Vice President               1995       President, Telecommunications
                                                                                 Group; Prior to 1995, Executive
                                                                                 Vice President, C-TEC Corporation
Darryl T. Quan ..............   42     Controller                   1991       Controller
Claudia D. Kelly ............   56     Secretary                    1996       Secretary; Prior to 1996, Manager,
                                                                                 Palo Alto Customer and Export
                                                                                 Services
Joan M. Varrone .............   45     Treasurer                    1994       Treasurer; Prior to 1994, Assistant
                                                                                 Treasurer, Raychem Corporation

    Dr. Watkins and Dr. Johnson have been directors of the company since its incorporation in 1957. Dr. Kennedy has been a Director since August 1987.

    None  of  the  above   officers   is  related   to  any  other   officer  at
    Watkins-Johnson Company.

    *From January 1995 until November 1995, Keith D. Gilbert served as a consultant for the company, reporting to the President and Chief Executive Officer. He was reelected as Executive Vice President by the Board of Directors in November 1995.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The company's common stock is principally traded on the New York and Pacific stock exchanges. At December 31, 1996 there were approximately 5,400 shareowners, which included holders of record and beneficial owners. The company expects that comparable cash dividends will continue in the future.

                          DIVIDENDS AND STOCK PRICES

              1996 QUARTERS                            1ST         2ND         3RD          4TH
              -------------                            -----       -----       -----        -----
Dividends declared per share (in cents)                12          12          12           12
Stock price (NYSE-in dollars) ...........    High      44-5/8      36-1/4      28-3/4       28-1/4
                                             Low       34-1/4      27-1/8      17           17-3/4

              1995 QUARTERS                            1ST         2ND         3RD          4TH
              -------------                            -----       -----       -----        -----
Dividends declared per share (in cents)                12          12          12           12
Stock price (NYSE-in dollars) ...........   High       40-1/4      48-3/8      57           54-7/8
                                            Low        29-3/4      38-5/8      43-1/2       40-1/2





ITEM 6. SELECTED FINANCIAL DATA

                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                               ------------------------------------------------------------------------------------
                                                   1996             1995              1994              1993               1992
                                               -----------      -----------       -----------       -----------        ------------
OPERATING RESULTS
  Sales ...............................        $  438,319        $  387,031        $  332,606        $  282,134        $  255,485
  Net Income ..........................             3,034            31,428            20,961            11,596            10,401(a)
  Net Income Per Share ................               .36              3.54              2.56              1.45              1.38(a)
  Dividends Per Share .................               .48               .48               .48               .48               .48
  Average Shares Outstanding ..........         8,541,000         8,875,000         8,200,000         7,999,000         7,551,000

FINANCIAL POSITION
  Working Capital .....................        $  122,982        $  142,213        $  116,651        $  108,497        $  100,852
  Total Assets ........................           314,373           287,674           235,030           220,628           206,090
  Long-Term Obligations ...............            38,801            21,669            22,583            26,463            28,644
  Shareowners' Equity .................           194,711           191,253           149,626           133,888           125,055
  Firm Backlog ........................        $  228,397        $  250,276        $  235,942        $  221,437        $  203,717

---------------
(a) Includes a tax benefit of $5,438,000, or 72 cents per share, due to the cumulative effect of a change in accounting for income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   FINANCIAL CONDITION

   During 1996, the company required additional cash to finance its foreign and domestic infrastructure expansion. Although net cash provided by operations was $14.2 million, cash and equivalents decreased $18.9 million from $34.6 million to $15.7 million. Despite the slowdown in business in the second half of 1996, the company invested $50 million in new capital plant and equipment in order to support long-term growth, primarily for the semiconductor equipment and wireless communications operations. The slowdown in business in the second half of 1996 caused working capital needs to decline from the peak levels of the first half. As a result, the company paid off the $10 million in short-term borrowings incurred during the first half of the year under the company's $100 million line-of-credit. During 1996, $4.7 million was provided by stock issuances from stock option exercises offsetting the $4 million in dividends paid.

   During the year, approximately $25 million was invested in a newly constructed facility and related capital equipment in Kawasaki, Japan, for the Semiconductor Equipment Group. Over $20 million in external financing was funded for the land and completion of the building. The amount funded is denominated in Yen, of which approximately $8.6 million is amortizable over 15 years, bearing interest at 2.5%. The additional funding requires a balloon payment in 10 years, bearing interest at 3.1%.

   CURRENT OPERATIONS AND BUSINESS OUTLOOK

   Semiconductor Equipment Group

   The Semiconductor Equipment Group began the year with an all-time-high backlog, but shared the fate of the entire semiconductor capital-equipment segment with the worldwide overcapacity of DRAMs, leading our customers to stretch out or cancel orders for new equipment. Revenues declined to $100 million in the second half of 1996 compared to the $172 million record level in the first half of the year. Starting in the second quarter of 1996, management moved to realign costs more closely with revised revenue projections, allowing the group to remain profitable for the year. Business processes were streamlined, inventories scaled back, noncritical research and development curtailed and headcount reduced by about 20% through normal attrition and reductions in force. The company is poised to reduce costs further if the market slump deepens, but will maintain the core strength needed to respond quickly to increased demand when the market turns upward again. Despite the downturn in the second half of 1996, the group ended the year with revenues up 23% over 1995, accounting for 62% of total company revenue compared to 57% in 1995. Orders for the fourth quarter of 1996 amounted to approximately $78 million including significant placements by Hyundai Electronics and Anam Industrial Co. totaling more than $38 million. Orders for the second half of 1996 totaled $104 million compared to $137 million in the first half. The group enters 1997 with a backlog of approximately $91 million.

   In November 1996, the group completed construction of a new 36,000-square-foot Asian headquarters and technology center in Japan. The facility will serve primarily as an applications laboratory capable of supporting up to six WJ dielectric-deposition systems for the cooperative development of new deposition processes with all Asia-Pacific customers. From this convenient new location, the group will provide its important Asian market with system demonstrations, a spares depot, service support and training. Looking forward, the company is reviewing the planned personnel and equipment growth rate in light of the chip slowdown. We will keep expenses on the facility to a minimum, yet consistent with the mission of establishing a direct quality impact in Japan.

   The recently introduced WJ-2000P high-density-plasma (HDP) process module is the first of a series to be developed on a cluster platform for the company. Our forward looking road map plans for additional process modules, adding to the cluster tool platform capabilities. The WJ- 2000P high-density-plasma reactor, first introduced in July 1995, is aimed at devices such as the 256 Megabit DRAM and 7th generation microprocessors expected to enter production in the 1998-1999 timeframe. We are positioning this tool to expand our overall semiconductor equipment market. The HDP tools are not intended to replace current lines. The group believes their current continuous deposition platform tools will have good sales performance into the quarter- micron process era and beyond. WJ-999 and WJ-1000 atmospheric-pressure systems lead the market for premetal dielectric films while the HDP systems are designed to compete in the market for intermetal dielectric layer films, especially for the smaller feature sizes expected for future chip designs. We have successfully completed sample runs for various customers and successive marathon runs for our first beta-site partner in the HDP product line. Looking forward, we expect customers to be placing small orders for their engineering efforts for late 1997 delivery.

   Although the long range forecast for the semiconductor industry remains bright, looking forward, management sees a continuing soft orders picture for semiconductor equipment through the first half of 1997 with slight improvement towards the end of the year. With the current DRAM oversupply and sharp price declines, customers continue to carefully review their capacity and capital expansion plans. Even for fabs where customers are definitely moving forward, they appear to be delaying capital equipment orders until they must be placed. It is recognized that the semiconductor equipment business is cyclical, and uncertainty increases significantly when projecting demand for semiconductor equipment products more than 6 months into the future. The semiconductor market may slow more than currently anticipated. In addition, inherent risks and uncertainties associated with the development of the WJ-2000P could cause delays in its availability for sale, thereby reducing expected revenues.

   Wireless Communications

   The wireless communications business segment presents the greatest growth opportunity for the company today. The company's range of products for the wireless telecommunications industry showed strength in 1996, with sales increasing 53% over the prior year. The company's technological leadership in microwave integrated circuits, multifunction assembly integration and wideband receiver design gives its products a technical edge in many wireless communications applications. Orders for our cellular fraud receivers and the call-extender transceivers were stronger than expected. Early 1996 shipment plans for wireless communications subassemblies were frustrated by problems the PCS carrier companies experienced with cell site and tower permits. However, customers requested increasingly higher shipment rates in the second half of 1996.

   Current research and development effort heavily funds the development of the Base2(TM), a demonstration base station to exhibit wide-band DSP systems technology. It is designed to meet cellular provider desires for an open systems approach to the base station design. The Base2(TM) has been engaged successfully in cellular laboratory trials with two customers and field-trial plans are now being implemented.

   Although our wireless communications segment showed strength in 1996, customer demand for components and subassemblies were softer than first expected due to a slower build-out of the PCS infrastructure. Orders for the second half of 1996 were stronger than earlier expected. The group enters 1997 with a backlog of $39 million. Looking forward, the company expects the wireless segment growth to continue at the recent pace, and for the operational project income to overcome the admittedly high research and development investments for a pre-tax break-even performance by the end of 1997.

   Government Electronics

   The company's government electronics business declined from the previous year to $119 million in revenues due in part to divestitures of certain product lines in the second quarter of 1995 which accounted for approximately $7 million in sales. Shipments and profit levels were adversely affected as the company supported a higher than planned effort to convert to a new MRP (materials requirement planning) computer system to improve efficiency and profitability. The segment's excellent shipping rate in the fourth quarter, coupled with profit improvement, shows that most of the conversion is complete.

   Although the government electronics segment revenues declined in 1996, orders for communications-intelligence equipment and missile-guidance subsystems showed solid orders performance. The government electronics segment enters 1997 with a $98 million backlog. The success of the company's microwave subsystems production capabilities as demonstrated on the Advanced Medium-Range Air-to-Air Missile project (AMRAAM), has led Raytheon Co., the second AMRAAM prime contractor, to have the company take over the production of modules which Raytheon previously produced internally. These new orders will assist the government electronics segment in stabilizing future sales.

   1996 COMPARED TO 1995

   Semiconductor Equipment Group sales and wireless communications sales increased 23% and 53%, respectively, while government electronics sales decreased 11%, resulting in an overall company increase of 13%. The $15.1 million decrease in government electronics sales was due in part to the divestiture of certain product lines in the second quarter of 1995 and inefficiencies discussed below. Gross margins decreased from 43% to 32% due mostly to slow-moving inventory write-offs and termination costs totaling nearly $20 million; an increased fixed cost base associated with early 1996 expansion efforts in anticipation of increased business by the Semiconductor Equipment Group; and inefficiencies in the government electronics segment stemming from the conversion to a new materials planning computer system. Although selling and administrative expenses decreased as a percentage of sales due mostly to cost cutting efforts and lower foreign sales commissions resulting from direct sales efforts, 1996 expenses were slightly higher due to the increased volume and infrastructure development. Research and development expenses increased from 12% to 13% of sales due to continuing efforts to develop next-generation products, particularly for the semiconductor equipment and wireless communications segments. Although research and development costs are at a historical high, the company is at critical points on key developmental programs on which management believes the earnings growth opportunities outweigh the near term benefits of slowing development efforts. Interest expense increased over 1995 due to long-term borrowings. Other income decreased as 1995 results included $1.3 million from a favorable insurance settlement for certain environmental expenditures. The effective tax rate for federal and foreign income taxes increased from 29% to 30% compared to last year. The tax rate increase resulted mostly from the effect of foreign operations taxed at various tax rates offsetting the benefits related to export sales and research credits. Due to the above factors, net income for 1996 decreased 90% compared to 1995.

   1995 COMPARED TO 1994

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                               YEAR ENDED DECEMBER 31
                                                                              ------------------------------------------------------
                                                                                  1996                 1995                  1994
                                                                              -----------          -----------           -----------
Sales ...............................................................         $   438,319          $   387,031          $   332,606
                                                                              -----------          -----------          -----------
Costs and expenses:
 Cost of goods sold .................................................             298,656              221,792              195,558
 Selling and administrative .........................................              78,075               75,738               72,033
 Research and development ...........................................              56,675               47,629               34,436
                                                                              -----------          -----------          -----------
                                                                                  433,406              345,159              302,027
                                                                              -----------          -----------          -----------
Income from operations ..............................................               4,913               41,872               30,579
Other income (expense):
 Interest income ....................................................                 789                2,400                1,562
 Interest expense ...................................................              (1,574)                (873)              (1,141)
 Other income (expense)--net ........................................                 191                  618                 (149)
                                                                              -----------          -----------          -----------
Income from continuing operations before Federal ....................               4,319               44,017               30,851
 and foreign income taxes
Federal and foreign income taxes ....................................              (1,285)             (12,589)              (9,200)
                                                                              -----------          -----------          -----------
Income from continuing operations ...................................               3,034               31,428               21,651
Discontinued operations (Note 8):
 Loss from discontinued operations, net of taxes ....................                --                   --                   (490)
 Loss on disposition, net of taxes ..................................                --                   --                   (200)
                                                                              -----------          -----------          -----------
Net income ..........................................................         $     3,034          $    31,428          $    20,961
                                                                              ===========          ===========          ===========
Fully diluted per share amounts (difference between fully
  diluted and primary  earnings per share is not material):
Income from continuing operations ...................................         $       .36          $      3.54          $      2.64
Discontinued operations .............................................                --                   --                   (.08)
                                                                              -----------          -----------          -----------
Net income ..........................................................         $       .36          $      3.54          $      2.56
                                                                              ===========          ===========          ===========
Average common and equivalent shares ................................           8,541,000            8,875,000            8,200,000

                 See notes to consolidated financial statements.

                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                             DECEMBER 31
                                                                                                  ----------------------------------
                                                                                                      1996                   1995
                                                                                                  -----------            -----------
                                                ASSETS
CURRENT ASSETS:
 Cash and equivalents ................................................................             $  15,702              $  34,556
 Receivables .........................................................................                95,717                 86,311
 Inventories:
   Finished goods ....................................................................                 4,005                  3,623
   Work in process ...................................................................                35,000                 45,092
   Raw materials and parts ...........................................................                30,153                 31,120
 Deferred income taxes ...............................................................                17,795                 11,725
 Other ...............................................................................                 5,471                  4,538
                                                                                                   ---------              ---------
   Total current assets ..............................................................               203,843                216,965
                                                                                                   ---------              ---------
PROPERTY, PLANT AND EQUIPMENT:
 Land ................................................................................                13,075                  4,130
 Buildings and improvements ..........................................................                54,035                 37,046
 Plant facilities, leased ............................................................                13,060                 13,060
 Machinery and equipment .............................................................               151,148                131,143
                                                                                                   ---------              ---------
                                                                                                     231,318                185,379
 Accumulated depreciation and amortization ...........................................              (127,748)              (120,243)
                                                                                                   ---------              ---------
 Property, plant and equipment--net ..................................................               103,570                 65,136
                                                                                                   ---------              ---------
OTHER ASSETS:
 Deferred income taxes ...............................................................                 2,290                  4,880
 Other ...............................................................................                 4,670                    693
                                                                                                   ---------              ---------
   Total other assets ................................................................                 6,960                  5,573
                                                                                                   ---------              ---------
                                                                                                   $ 314,373              $ 287,674
                                                                                                   =========              =========
                                    LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable ....................................................................             $  18,960              $  23,162
 Accrued expenses ....................................................................                12,791                 11,899
 Advances on contracts ...............................................................                 8,932                  4,446
 Provision for warranties and losses on contracts ....................................                17,378                 10,490
 Payroll and profit sharing ..........................................................                14,494                 14,602
 Income taxes ........................................................................                 8,306                 10,153
                                                                                                   ---------              ---------
   Total current liabilities .........................................................                80,861                 74,752
                                                                                                   ---------              ---------
LONG-TERM OBLIGATIONS ................................................................                38,801                 21,669
                                                                                                   ---------              ---------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 6)

SHAREOWNERS' EQUITY:
 Preferred stock, $1.00 par value--authorized and unissued,
  500,000 shares
 Common stock, no par value--authorized, 45,000,000 shares;
  outstanding: 1996, 8,329,248 shares; 1995, 8,124,055 shares ........................                38,998                 34,307
 Retained earnings ...................................................................               155,713                156,946
                                                                                                   ---------              ---------
   Total shareowners' equity .........................................................               194,711                191,253
                                                                                                   ---------              ---------
                                                                                                   $ 314,373              $ 287,674
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

                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     COMMON STOCK                                          TOTAL
                                                              ---------------------------             RETAINED          SHAREOWNERS'
                                                               SHARES             DOLLARS             EARNINGS             EQUITY
                                                              --------            -------             --------           -----------
Balance, January 1, 1994 ...........................          7,598,290          $    9,106          $  124,782          $  133,888
 Net income for 1994 ...............................               --                  --                20,961              20,961
 Repurchase of common stock ........................           (564,200)               (972)            (12,833)            (13,805)
 Dividends declared--$.48 per share ................               --                  --                (3,563)             (3,563)
 Stock option transactions .........................            542,381              12,145                --                12,145
                                                             ----------          ----------          ----------          ----------
Balance, December 31, 1994 .........................          7,576,471              20,279             129,347             149,626
 Net income for 1995 ...............................               --                  --                31,428              31,428
 Dividends declared--$.48 per share ................               --                  --                (3,829)             (3,829)
 Stock option transactions .........................            547,584              14,028                --                14,028
                                                             ----------          ----------          ----------          ----------
Balance, December 31, 1995 .........................          8,124,055              34,307             156,946             191,253
 Net income for 1996 ...............................               --                  --                 3,034               3,034
 Dividends declared--$.48 per share ................               --                  --                (3,973)             (3,973)
 Stock option transactions .........................            205,193               4,691                --                 4,691
 Cumulative translation adjustments ................               --                  --                  (294)               (294)
                                                             ----------          ----------          ----------          ----------
Balance, December 31, 1996 .........................          8,329,248          $   38,998          $  155,713          $  194,711
                                                             ==========          ==========          ==========          ==========

                 See notes to consolidated financial statements.

                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (DOLLARS IN THOUSANDS)

                                                                                                     YEAR ENDED DECEMBER 31
                                                                                      ----------------------------------------------
                                                                                         1996              1995              1994
                                                                                      ----------       -----------        ----------
OPERATING ACTIVITIES:
 Net income ..................................................................         $  3,034          $ 31,428          $ 20,961
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ..............................................           11,296             9,941             8,711
  Deferred tax provisions ....................................................           (3,480)             (985)             (695)
  Net changes in:
   Receivables ...............................................................           (9,406)           (5,884)           (6,456)
   Inventories ...............................................................           10,677           (28,180)          (14,509)
   Other assets ..............................................................           (1,172)           (2,625)               27
   Accruals and payables .....................................................           (7,837)           11,148             9,550
   Advances on contracts .....................................................            4,486            (3,126)           (4,248)
   Provision for warranties and losses on contracts ..........................            6,888             3,298             1,208
   Environmental remediation .................................................             (327)             (817)           (2,727)
                                                                                       --------          --------          --------
 Net cash provided by operating activities ...................................           14,159            14,198            11,822
                                                                                       --------          --------          --------
INVESTING ACTIVITIES:
 Additions of property, plant and equipment ..................................          (50,003)          (25,566)          (12,526)
 Restricted plant construction funds .........................................           (3,738)             --                --
 Other .......................................................................              294               741               476
                                                                                       --------          --------          --------
 Net cash used in investing activities .......................................          (53,447)          (24,825)          (12,050)
                                                                                       --------          --------          --------
FINANCING ACTIVITIES:
 Long-term and line-of-credit borrowings .....................................           30,241              --                --
 Payments on long-term and line-of-credit borrowings .........................          (10,135)             (112)           (4,916)
 Proceeds from issuance of common stock ......................................            4,691            14,028            12,145
 Repurchase of common stock ..................................................             --                --             (13,805)
 Dividends paid ..............................................................           (3,973)           (3,829)           (3,563)
 Other .......................................................................             (390)              627              (204)
                                                                                       --------          --------          --------
 Net cash provided (used) by financing activities ............................           20,434            10,714           (10,343)
                                                                                       --------          --------          --------
Net increase (decrease) in cash and equivalents ..............................          (18,854)               87           (10,571)
Cash and equivalents at beginning of year ....................................           34,556            34,469            45,040
                                                                                       --------          --------          --------
Cash and equivalents at end of year ..........................................         $ 15,702          $ 34,556          $ 34,469
                                                                                       ========          ========          ========
Other cash flow information:
 Income taxes paid-net of refunds ............................................         $  5,700          $  5,828          $  9,003
 Interest expense paid .......................................................            1,574               872             1,143
Noncash investing and financing activities:
 Noncash effect on "Property, Plant and Equipment" and
  "Other Assets" due to a plant held for sale in 1994 and
  returned to service in 1995. Plant transferred at book
  value which is below market. ...............................................                           $ (5,107)         $  5,107


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

Cash Equivalents--Cash equivalents consist of municipal bond funds and commercial paper acquired with remaining maturity periods of 90 days or less and are stated at cost plus accrued interest which approximates market value. Year-end cash equivalents totaled $13.4 million and $33.4 million in 1996 and 1995, respectively. The company's investment guidelines limit holdings in commercial paper to $1,000,000 per issuer.

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

Revenue Recognition--Revenues, other than long-term contracts, are recorded upon shipment or completion of tasks as specified in the contract. Estimated product warranty costs are accrued at the time of shipment. Sales and allowable fees under cost-reimbursement contracts are recorded as costs are incurred. Long-term contract sales and cost of goods sold are recognized using the percentage-of-completion method based on the actual physical completion of work performed and the ratio of costs incurred to total estimated costs to complete the contract. Any anticipated losses on contracts are charged to earnings when identified.

Foreign Currency Translation--The functional currency for all foreign operations is the U.S. dollar with the exception of the company's subsidiary located in Japan which uses the local functional currency. Gains or losses, which result from the process of remeasuring foreign currency financial statements and transactions into U.S. dollars, are generally included in net income. For the Japanese subsidiary, the cumulative translation adjustments are recorded directly in shareowners' equity. Translation gains or losses are not material in any year presented.

Forward Exchange Contracts--The company enters into forward exchange contracts to hedge sales transactions and firm commitments denominated in foreign currencies. Gains and losses on the forward contracts are recognized based on changes in exchange rates, as are offsetting foreign exchange gains and losses on the underlying transactions. The company does not engage in foreign currency speculation.

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

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

Stock-Based Compensation--The company continues to account for stock-based compensation under the intrinsic value method as defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25).

Reclassification--Certain amounts for 1995 and 1994 have been reclassified to conform to the 1996 presentation.

2. RECEIVABLES AND FINANCIAL INSTRUMENTS

Receivables consist of the following at December 31:

                                                           (IN THOUSANDS)
                                                        -------------------
                                                         1996         1995
                                                        -------     -------
   Trade receivables .................................  $90,196     $84,304
                                                        -------     -------
   Long-term contracts:
    Billed ...........................................    1,448         875
    Unbilled .........................................    4,073       1,132
                                                        -------     -------
   Total long-term contract receivables ..............    5,521       2,007
                                                        -------     -------
   Total receivables, less allowance of $1,247 in
    1996 and $1,034 in 1995 ..........................  $95,717     $86,311
                                                        =======     =======

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

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash equivalents, trade receivables, and financial instruments used in hedging transactions. Concentration of credit risk with respect to trade receivables are limited due to the variety of customers and markets segments into which the company's products are sold, as well as their dispersion across geographic areas. The carrying value of cash and cash equivalents, receivables, accounts payable and short-term notes payable are a reasonable approximation of their fair market value due to the short-term maturities of those instruments. The carrying value of the company's long-term debt approximates fair value based on the interest rates currently available to the company for long-term debt with similar terms as those borrowings of the company. Considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

The company is a party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to fluctuations in foreign exchange rates. At December 31, 1996, the company had forward exchange contracts to sell Japanese Yen with a market value of approximately $16.7 million for a contract amount of $16.3 million. These contracts mature within one year. The market value of forward exchange contracts were obtained from published foreign exchange market rates. The company's risk in these contracts is the cost of replacing, at current market rates, these contracts in the event

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES of default by the other party. Management believes the risk of incurring such losses is remote as the contracts are entered into with major financial institutions. Prior to 1996 forward exchange contracts held by the company were not material.

3. LONG-TERM OBLIGATIONS AND LINES OF CREDIT

Long-term obligations, excluding amounts due within one year, consist of the following at December 31:

                                                         (IN THOUSANDS)
                                                     ----------------------
                                                       1996           1995
                                                     -------        -------
     Long-term borrowings ...................        $20,241        $     0
     Deferred compensation ..................          3,360          6,356
     Environmental remediation ..............          7,635          7,613
     Long-term leases .......................          7,565          7,700
                                                     -------        -------
     Total ..................................        $38,801        $21,669
                                                     =======        =======

The current portion of long-term obligations is included in current liabilities. The expected maturity amounts are as follows: 1997, $1,997,000; 1998, $1,950,000; 1999, $1,965,000; 2000, $1,981,000; 2001, $1,999,000; thereafter,
$28,909,000.

Long-term Borrowings--Consists of two unsecured loans used for the company's land, building and equipment located in Kawasaki, Japan. The loans are denominated in Yen, of which approximately $8.6 million is amortizable in monthly installments over 15 years, bears interest at 2.5%, and approximately $11.6 million requires a balloon payment due in 10 years and bears interest at 3.1%, payable semiannually.

Deferred Compensation--The company has deferred compensation plans covering selected members of management and key technical employees. The purpose is to reward and encourage talented employees to remain with the company. Such amounts are payable in accordance with various fixed payment schedules.

Environmental Remediation--As discussed in Note 6, the company is obligated to remediate groundwater contamination at the Scotts Valley and Palo Alto facilities. The portion expected to be paid within one year is included in current liabilities.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

Leases--Certain long-term leases for plant facilities are treated as capital leases for financial statement purposes. The leases expire during the years 2014 to 2029, and renewal options do not provide for lease extensions beyond the year 2029. The company also has noncancellable operating leases for plant facilities and equipment expiring through the year 2001. The leases may be renewed for various periods after the initial term. Payment obligations under these capital and operating leases as of December 31, 1996 are as follows:

                                                         (IN THOUSANDS)
                                                  ---------------------------
                                                  CAPITAL          OPERATING
                                                   LEASES            LEASES
                                                  ---------         --------
     Lease payments:
     1997 ...............................          $   848          $ 1,420
     1998 ...............................              848              636
     1999 ...............................              848              417
     2000 ...............................              848              344
     2001 ...............................              848               50
     Remaining years ....................           14,024             --
                                                   -------          -------
     Total ..............................           18,264          $ 2,867
                                                                    =======
     Imputed interest ...................          (10,564)
                                                   -------
     Present value of lease payments
      (current portion, $135) ...........          $ 7,700
                                                   =======

Rent expense included in continuing operations for property and equipment relating to operating leases is as follows:

                                                     (IN THOUSANDS)
                                         ----------------------------------
                                          1996          1995           1994
                                         ------        ------        -------
     Real property ..............        $2,388        $1,202        $  774
     Equipment ..................         1,029           665           626
                                         ------        ------        ------
     Total ......................        $3,417        $1,867        $1,400
                                         ======        ======        ======

Lines of Credit--The company has arranged with several banks to provide a $100,000,000 unsecured credit facility. This facility expires on December 8, 1998. No material compensating balances are required or maintained. Borrowings under this facility generally bear interest at the lower of prime rate or London Interbank Offered Rates (LIBOR) plus .75%. During 1996, the company borrowed approximately $10 million under this facility, of which the full amount was repaid. The amount of outstanding letters of credit and other guarantees was not material at December 31, 1996. In addition to the $100,000,000 unsecured credit facility, the company's foreign subsidiaries maintain separate lines of credit totaling approximately $500,000.

4. SHAREOWNERS' EQUITY

Stock Repurchase Program--The Board of Directors has authorized the company to repurchase a maximum of 2,500,000 shares of company stock. Through December 31, 1996, 1,500,000 shares have been repurchased. No shares were repurchased in 1995 and 1996. The program enables the company to acquire its common stock from time to time when appropriate.

Common Share Purchase Rights--On September 20, 1996, the company declared a dividend of one Common Share Purchase Right on each outstanding share of common stock. The Rights were distributed on October 20, 1996 to shareowners of record on October 10, 1996. The Rights extend and replace the

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

Common Share Purchase Rights distributed in October of 1986 which expired on October 20, 1996. The new Rights expire October 20, 2006, and may be redeemed by the company for $.01 per Right at any time prior to 10 days after a person or group acquires 15% or more of the company's common stock. The Rights become exercisable and trade separately from the common stock if any person or group acquires 15% or more of the company's outstanding common stock, or announces an offer which would result in such person or group acquiring 15% or more of the company's common stock. When the Rights first become exercisable as a result of the announcement of a tender or exchange offer, a holder of a Right will be entitled to buy one share of the company's common stock for $160. If, instead or thereafter, a person or group not previously approved by the company acquires 15% or more of the company's shares, a holder of a Right (other than that person or group) will be entitled to buy that number of additional shares of common stock from the company which have a market value of twice the $160 exercise price of each Right. If the company is acquired in a merger or other business combination after any person or group acquires 15% or more of the company's common stock, each Right will entitle its holder to buy a number of shares of common stock of the surviving company having a market value of twice the $160 exercise price. After the acquisition by any person or group of 15% or more of the company's common stock and up to the time that such person or group acquires a 50% interest, the company will also have the ability to exchange some or all of the Rights (other than Rights held by the acquiror) for one share of common stock per Right at no expense to the holder. The Rights also provide for protection against self-dealing transactions by a controlling shareowner. The company reserves and keeps available out of its authorized and unissued shares of common stock, the number of shares of common stock that will be sufficient to permit the exercise in full of all outstanding Rights.

Stock Option Plans--The Employee Stock Option Plan provides for grants of nonqualifying and incentive stock options to certain key employees and officers. The company may grant options to purchase up to 3,900,000 shares of common stock. The options are granted at the market price on date of grant and expire at the tenth anniversary date. One-third of the options granted are exercisable in each of the third, fourth and fifth succeeding years. The Plan allows those employees who are subject to the insider trading restrictions certain limited rights to receive cash in the event of a change in control. Shares issued are net of retirement of shares used in payment for options exercised. In addition, the Plan permits the award of restricted stock rights subject to a fixed vesting schedule. The holder of vested restricted stock has certain dividend, voting, and other shareowner rights. No restricted stock awards have been made through December 31, 1996.

The Nonemployee Directors Stock Option Plan provides for a fixed schedule of options to be granted through the year 2005. Nonemployee directors of the company are automatically granted 3,000 shares of common stock each year that such person remains a director of the company. The options are granted at the market price on date of grant and expire at the tenth anniversary date. The options granted become exercisable after six months from the date of grant. Prior to 1996, options granted were exercisable similarly to the Employee Stock Option Plan. The total number of shares to be issued under this plan may not exceed 350,000 shares. Included in the tables below, 21,000 option shares were granted at $34.63 in 1996; 12,600 and 5,440 option shares were granted at $39.75 and $39.88, respectively, in 1995; and 16,320 option shares were granted at $29.00 in 1994.

Included in the Consolidated Statements of Shareowners' Equity are tax benefits related to sales under stock option plans of $1,161,000, $4,735,000 and $2,327,000 for 1996, 1995 and 1994, respectively.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

Activity related to all stock option plans is as follows:

                                                    WEIGHTED          AVERAGE
                                                     SHARES       EXERCISE PRICE
                                                  -----------     --------------
     1996
     Granted ...............................         205,000         $25.54
     Exercised .............................         209,393         $17.57
     Terminated ............................         328,443         $29.39
     At December 31:
      Outstanding ..........................       1,529,237         $27.32
      Exercisable ..........................         463,119         $19.11
      Reserved for future grants ...........         797,973            --

     1995
     Granted ...............................         680,290         $40.13
     Exercised .............................         566,198         $17.81
     Terminated ............................          87,346         $24.35
     At December 31:
      Outstanding ..........................       1,862,073         $26.79
      Exercisable ..........................         249,704         $21.25

     1994
     Granted ...............................         577,320         $24.25
     Exercised .............................         573,842         $17.84
     Terminated ............................          28,641         $17.86
     At December 31:
      Outstanding ..........................       1,835,327         $18.96
      Exercisable ..........................         458,022         $23.96



The following table summarizes information concerning currently outstanding and exercisable options at December 31, 1996:

                                   OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                     ----------------------------------------------   ----------------------------
                                       WEIGHTED
                                       AVERAGE           WEIGHTED                       WEIGHTED
     RANGE OF          NUMBER         REMAINING          AVERAGE         NUMBER          AVERAGE
 EXERCISE PRICES     OUTSTANDING  CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE
-----------------   ------------  ----------------   --------------   -------------   --------------
$10.00 to $21.63       477,066            6.7              $14.64         247,121       $11.85
$22.75 to $26.13       390,505            7.1              $23.03         123,483       $23.13
$26.50 to $35.88       100,126            6.3              $31.97          65,515       $31.66
$36.75 to $55.00       561,540            8.0              $40.26          27,000       $36.75
----------------     ---------         ------            --------       ---------      -------
$10.00 to $55.00     1,529,237            7.2              $27.32         463,119       $19.11
================     =========         ======            ========       ==========     =======


As discussed in Note 1, the company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the company's stock option plans been determined based upon the fair value at the grant date for awards under these plans, and amortized to expense over the vesting period of the awards consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the company's pro forma net income for 1996 and 1995 would have been $1,256,000 and $29,849,000, respectively, or $.15 and $3.42 per share, respectively. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1996 and 1995 pro forma adjustments are not indicative of future period pro

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES forma adjustments, when the calculation will apply to all applicable stock options. The weighted average fair value of options granted during 1996 and 1995 is calculated as $7.96 per share and $13.96 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 1.5% for 1996 grants and 1.7% for 1995 grants, volatility of 37.5%, risk-free interest rate at the time of grant of 6.2% for 1996 and 7.1% for 1995, and an expected term to exercise of approximately 3.5 months from the vest date. The company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

The Black-Scholes model used by the company to calculate option values, as well as other currently accepted option valuation models, were developed to estimate the fair values of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility, and expected time until exercise, which greatly affect the calculated values. Assuming expected future volatility decreases to 25% over a shorter expected term which assumes immediate exercise upon vesting, the weighted average fair value of options granted during 1996 and 1995 would have been $5.79 per share and $10.49 per share, respectively, on the date of grant. Pro forma net income for 1996 and 1995 would have been lower than actual net income by $1,305,000 and $1,178,000, respectively, or $.15 and $.08 per share, respectively. Assuming expected future volatility increases to 50% over a longer expected term to exercise of approximately 12 months from the vest date, the weighted average fair value of options granted during 1996 and 1995 is calculated as $10.98 per share and $18.65 per share, respectively, on the date of grant. Pro forma net income for 1996 and 1995 would have been lower than actual net income by $2,439,000 and $2,132,000, respectively, or $.29 and $.16 per share, respectively.

5. INCOME TAXES

The provision for income taxes includes deferred taxes reflecting the net tax effects of temporary differences that are reported in one period for financial accounting purposes and in another period for income tax purposes. Deferred tax assets are recognized when management believes realization of future tax benefits of temporary differences is more likely than not. In estimating future tax consequences, generally all expected future events are considered other than enactments of changes in the tax law or rates. The components of income from continuing operations before Federal and foreign income taxes consists of the following:

                                                 (IN THOUSANDS)
                                  ----------------------------------------
                                     1996           1995            1994
                                  ---------      ---------        --------
     U.S .................        $  1,590        $ 43,133        $ 31,010
     Foreign .............           2,729             884            (159)
                                  --------        --------        --------
     Total ...............        $  4,319        $ 44,017        $ 30,851
                                  ========        ========        ========

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

The provision for Federal and foreign income taxes on income from continuing operations consists of the following:

                                                 (IN THOUSANDS)
                                   ---------------------------------------
                                      1996           1995          1994
                                   ---------      ---------      ---------
     Current:
      U.S ....................      $  3,333       $ 13,057       $  9,855
      Foreign ................         1,432            517             40
                                    --------       --------       --------
      Total current ..........         4,765         13,574          9,895
                                    --------       --------       --------
     Deferred ................        (3,480)          (985)          (695)
                                    --------       --------       --------
     Total ...................      $  1,285       $ 12,589       $  9,200
                                    ========       ========       ========

Deferred foreign taxes were not significant for all years presented.

Deferred tax assets (liabilities) are comprised of the following at December 31:

                                                        (IN THOUSANDS)
                                           -------------------------------------
                                             1996           1995          1994
                                           --------      --------      ---------
    Deferred compensation ................ $  2,115      $  3,259      $  3,251
    Loss accruals ........................   13,195         6,753         6,295
    Environmental remediation ............    3,147         3,298         3,490
    Uniform capitalization ...............    1,207         1,456         1,273
    Vacation accrual .....................    1,780         1,794         1,724
    Other ................................    2,396         2,426         1,307
                                           --------      --------      --------
      Gross deferred tax assets ..........   23,840        18,986        17,340
                                           --------      --------      --------
    Depreciation .........................   (3,697)       (2,297)       (1,562)
    Other ................................      (58)          (84)         (158)
                                           --------      --------      --------
      Gross deferred tax liabilities .....   (3,755)       (2,381)       (1,720)
                                           --------      --------      --------
    Net deferred tax asset ............... $ 20,085      $ 16,605      $ 15,620
                                           ========      ========      ========

The differences between the effective income tax rate and the statutory Federal income tax rate are as follows:

                                                     1996     1995     1994
                                                     ----     ----     ----
     Statutory Federal tax rate ................     34.0%    35.0%    35.0%
     Export sales benefit ......................     (7.8)    (6.0)    (5.5)
     Research credit ...........................    (13.8)    (1.4)    (2.3)
     Effect of foreign operations taxed at
      various rates ............................     11.6       .5       .3
     Other .....................................      5.8       .5      2.3
                                                     ----     ----     ----
     Effective rate ............................     29.8%    28.6%    29.8%
                                                     ====     ====     ====

Domestic state and local income taxes included in selling and administrative expenses totaled $248,000 in 1996, $1,670,000 in 1995, and $1,813,000 in 1994.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

6. ENVIRONMENTAL REMEDIATION AND OTHER CONTINGENCIES

The company remains in compliance with the remedial action plans being monitored by various regulatory agencies at its Scotts Valley and Palo Alto sites. In 1991 the company recorded a $15 million charge for estimated remediation actions and cleanup costs. No additional provision has been recorded since 1991.
Expenditures charged against the provision totaled $327,000, $778,000 and $2,727,000 for the years 1996, 1995 and 1994, respectively. While the timing and ultimate amount of expenditures of restoring the sites cannot be predicted with certainty, management believes that the provision taken is adequate based on facts known at this time. In 1994 the company reached agreement with the other potentially responsible parties regarding allocations of the remediation costs at the Palo Alto site. Included in other income for 1995 are recoveries from insurers totaling $1,331,000. The company will continue to vigorously pursue any potential recoveries from insurers or other responsible parties. Changes in environmental regulations, improvements in cleanup technology and discovery of additional information concerning these sites and other sites could affect the estimated costs in the future.

In addition to the above environmental matters, the company is involved in various legal actions which arose in the ordinary course of its business activities. Except for the environmental provision noted above, management believes the final resolution of these matters should not have a material impact on its results of operations, cash flows, and financial position.

7. EMPLOYEE BENEFIT PLANS

Employees' Investment Plan--The Watkins-Johnson Employees' Investment Plan conforms to the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code as a qualified defined contribution plan. The Plan covers substantially all employees and for 1996 and 1995 provided that the company match employees' 401(k) salary deferrals up to 3% of eligible employee compensation. Prior to 1995, the plan provided for company contributions equal to 9% of the net pretax earnings. The amount charged to income was $2,724,000 in 1996, $2,577,000 in 1995, and $3,190,000 in 1994.

Employee Stock Ownership Plan (ESOP)--The ESOP was established to encourage employee participation and long-term ownership of company stock. The Board determines each year's contribution depending on the performance and financial condition of the company. The Board approved a contribution equal to 1% of eligible employee compensation for 1996, 1995, and 1994, which resulted in charges to income of $883,000, $839,000, and $894,000, respectively. The ESOP held 220,941 and 197,000 shares of common stock at December 31, 1996 and 1995, respectively. The ESOP is a qualified defined contribution plan under ERISA and the Internal Revenue Code.

8. BUSINESS SEGMENT REPORTING

The company operates in three industry segments. Operations in the Semiconductor Equipment segment involve the development, production, sales and service of chemical-vapor-deposition equipment used in the manufacture of semiconductor products. Operations in the Wireless Communications segment involve the design, development, manufacture and sale of advanced wireless telecommunication products for cellular service providers, personal communication systems, and other wireless product manufacturers. Operations in the Government Electronics segment include the design, development, manufacture and sale of advanced electronic systems and devices for guided-missile programs, communications intelligence, and other government agency applications. The Environmental
Services business was divested at the end of 1994 and is reported as a discontinued business in the financial statements.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES


Continuing operations by business segment are as follows:

           (IN THOUSANDS)                                                        YEAR ENDED DECEMBER 31, 1996
           --------------                            -------------------------------------------------------------------------------
                                                                                           YEAR-
                                                                         PRE-TAX            END            CAPITAL
                                                       SALES             INCOME            ASSETS         ADDITIONS    DEPRECIATION
                                                     ---------         ---------         ---------        ---------   --------------
Semiconductor Equipment .....................        $ 272,436         $   7,089         $ 174,549        $  46,122     $   7,231
Wireless Communications .....................           46,571            (5,793)           28,307            1,536           793
Government Electronics ......................          119,312             3,617            72,893            2,105         2,759
Corporate ...................................                                               38,624              240           513
                                                     ---------         ---------         ---------        ---------     ---------
Income from continuing operations ...........                              4,913
Other income (expense)--net .................                               (594)
                                                     ---------         ---------         ---------        ---------     ---------
Total .......................................        $ 438,319         $   4,319         $ 314,373        $  50,003     $  11,296
                                                     =========         =========         =========        =========     =========

                                                                                 YEAR ENDED DECEMBER 31, 1995
                                                     -------------------------------------------------------------------------------
Semiconductor Equipment .....................        $ 222,212         $  33,062         $ 147,051        $  18,518     $   4,687
Wireless Communications .....................           30,446            (1,796)           19,530            1,258           436
Government Electronics ......................          134,373            10,919            64,504            5,464         4,417
Corporate ...................................                               (313)           56,589              326           401
                                                     ---------         ---------         ---------        ---------     ---------
Income from continuing operations ...........                             41,872
Other income (expense)--net .................                              2,145
                                                     ---------         ---------         ---------        ---------     ---------
Total .......................................        $ 387,031         $  44,017         $ 287,674        $  25,566     $   9,941
                                                     =========         =========         =========        =========     =========

                                                                                 YEAR ENDED DECEMBER 31, 1994
                                                     ----------------------------------------------------------------------------
Semiconductor Equipment .....................        $ 143,536         $  22,185         $  68,270        $   7,649     $   2,993
Wireless Communications .....................           23,196               307            10,365              135           273
Government Electronics ......................          165,874             8,087            98,291            4,465         4,999
Corporate ...................................                                               58,104              277           446
                                                     ---------         ---------         ---------        ---------     ---------
Income from continuing operations ...........                             30,579
Other income (expense)--net .................                                272
                                                     ---------         ---------         ---------        ---------     ---------
Total .......................................        $ 332,606          $ 30,851         $ 235,030        $  12,526     $  8,711
                                                     =========         =========         =========        =========     =========

Sales  to  individual  customers   representing  greater  than  10%  of  company
consolidated sales are as follows:

                                                      (IN THOUSANDS)
                                              ------------------------------
                                               1996       1995        1994
                                              -------    -------    -------
     Semiconductor Equipment:
       Marubeni Hytech (a Japanese
        distributor) .....................    $47,000    $61,000    $39,000
     Government Electronics:
       United States Government ..........     32,000     42,000     57,000
       Hughes Aircraft Company ...........     30,000     40,000     35,000

In January 1997, Raytheon Co. announced plans to acquire the defense holdings of Hughes Aircraft Company in a merger. Raytheon has also been a customer of the company for many years. It is unknown what effect, if any, such a merger may have on the company at this time.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

Sales from continuing operations to unaffiliated customers by geographic area are as follows:

                                                       (IN THOUSANDS)
                                             -------------------------------
                                                1996      1995       1994
                                             --------   --------   --------
     United States .......................   $219,060   $203,460   $183,963
     Export sales from United States:
      Europe .............................     35,141     19,958     26,534
      Japan ..............................     69,181     60,674     43,544
      Korea ..............................     52,755     53,470     32,292
      Other Asia-Pacific countries .......     36,990     30,388     23,088
      Other ..............................      7,361      9,975     12,385
     Europe ..............................      9,759      6,734     10,800
     Japan ...............................      3,312
     Other Asia-Pacific countries ........      4,760      2,372
                                             --------   --------   --------
     Total ...............................   $438,319   $387,031   $332,606
                                             ========   ========   ========

Intercompany transfers of products and services between geographic regions were $37,533,000, $12,130,000 and $2,809,000 in fiscal years 1996, 1995 and 1994, respectively, and are accounted for at prices the company believes to be arm's length.

Operating profit and year-end assets by geographic area for 1996 are as follows:

                                                         (IN THOUSANDS)
                                                   -------------------------
                                                   OPERATING       YEAR-END
                                                     PROFIT         ASSETS
                                                    --------       --------
     United States ..........................       $  1,981       $269,609
     Europe .................................            700          6,476
     Japan ..................................            952         32,074
     Other Asia-Pacific countries ...........          1,280          6,214
                                                    --------       --------
     Total ..................................       $  4,913       $314,373
                                                    ========       ========

For  all  years  prior  to  1996,  foreign  operations'  sales,   profits,   and
identifiable assets are less than ten percent of consolidated totals.

Summarized   below  are  operating   results  and  assets  of  the  discontinued
Environmental Services business. Intersegment sales were transferred based on negotiated prices.


                                                               (IN THOUSANDS)
                                                                 YEAR ENDED
                                                             DECEMBER 31, 1994
                                                             -----------------
     Sales ...................................................     $ 4,911
     Intersegment sales ......................................      (1,294)
                                                                   -------
     Net sales ...............................................     $ 3,617
                                                                   =======
     Loss before income taxes ................................     $  (690)
     Income tax benefit ......................................         200
     Loss on disposition net of $100 income tax benefit ......        (200)
                                                                   -------
     Net loss ................................................     $  (690)
                                                                   =======
     Year-end assets .........................................     $ 2,281
                                                                   =======

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

9. QUARTERLY FINANCIAL DATA--UNAUDITED

Unaudited quarterly financial data are as follows:

                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 -----------------------------------------
         1996 QUARTERS              1ST        2ND       3RD         4TH
     ---------------------       --------   --------   --------   --------
     Sales ...................   $122,742   $126,447   $ 94,962   $ 94,168
     Gross profit ............     45,910     41,488     34,041     18,224
     Net income ..............      6,434        358      2,832     (6,590)
     Net income per share ....   $    .75   $    .04   $    .33   $   (.77)

        1995 QUARTERS               1ST        2ND       3RD         4TH
     ---------------------       --------   --------   --------   --------
     Sales ....................  $ 92,983   $102,004   $ 95,550   $ 96,494
     Gross profit .............    39,877     41,649     40,572     43,141
     Net income ...............     5,353      7,776      8,910      9,389
     Net income per share .....  $    .63   $    .88   $    .98   $   1.04

The fourth quarter of 1996 includes a charge of $11 million relating to slow-moving inventories and severance costs.

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

       W. Keith Kennedy, Jr.                   Scott G. Buchanan
       President and                           Vice President and
         Chief Executive Officer                 Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

The Shareowners and Board of Directors
  of Watkins-Johnson Company:

We have audited the accompanying consolidated balance sheets of Watkins-Johnson Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Watkins-Johnson Company and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
San Francisco, California
February 7, 1997

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                 PAGE
                                                                 ----

(a) 1. Consolidated Financial Statements

       Consolidated Statements of Operations
         For the Years Ended December 31, 1996, 1995 and 1994      11

       Consolidated Balance Sheets
         December 31, 1996 and 1995                                12

       Consolidated Statements of Shareowners' Equity
         For the Years Ended December 31, 1996, 1995 and 1994      13

       Consolidated Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995 and 1994      14

       Notes to Consolidated Financial Statements               15-26

       Report of Management                                        27

       Independent Auditors' Report                                28


                                                                 PAGE
                                                                 ----
    2. Financial Statement Schedules

       Independent Auditors' Report                                32

       II  Valuation and Qualifying Accounts and Reserves
           For the Years Ended December 31, 1996, 1995 and
           1994                                                    33

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

-------------
(b) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

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

                                                WATKINS-JOHNSON COMPANY
                                              ---------------------------
                                                      (Registrant)



                                                 /s/ DEAN A. WATKINS
Date: February 24, 1997                    By ---------------------------
                                                    DEAN A. WATKINS
                                                 CHAIRMAN OF THE BOARD


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                                 TITLE                           DATE
            ---------                                 -----                           -----
Principal Executive Officer:


    /s/  W. Keith Kennedy, Jr.       President and Chief Executive Officer     February 24, 1997
 --------------------------------
      W. KEITH KENNEDY, JR.

Principal Financial and
  Accounting Officer:

     /s/  Scott G. Buchanan          Vice President and                        February 24, 1997
 --------------------------------      Chief Financial Officer
       SCOTT G. BUCHANAN


    /s/  H. Richard Johnson          Director                                  February 24, 1997
 --------------------------------
       H. RICHARD JOHNSON

     /s/  John J. Hartmann           Director                                  February 24, 1997
 --------------------------------
        JOHN J. HARTMANN

     /s/  Raymond F. O'Brien         Director                                  February 24, 1997
 --------------------------------
       RAYMOND F. O'BRIEN

     /s/  William R. Graham          Director                                  February 24, 1997
 --------------------------------
        WILLIAM R. GRAHAM

      /s/  Robert L. Prestel         Director                                  February 24, 1997
 --------------------------------
        ROBERT L. PRESTEL


      /s/  Gary M. Cusumano          Director                                  February 24, 1997
 --------------------------------
         GARY M. CUSUMANO

                          INDEPENDENT AUDITORS' REPORT

Watkins-Johnson Company:

We have audited the consolidated financial statements of Watkins-Johnson Company and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 7, 1997; such consolidated financial statements and report are included in Item 8 of this annual report on Form 10-K. Our audits also included the consolidated financial statement schedule of Watkins-Johnson Company and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
San Francisco, California
February 7, 1997


                                                                                                                         SCHEDULE II
                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                               BALANCE AT         CHARGED TO                              BALANCE AT
                                                               BEGINNING          COSTS AND                                 END OF
                     DESCRIPTION                               OF PERIOD           EXPENSES         DEDUCTIONS(1)          PERIOD(2)
          --------------------------------                    ----------          ----------        -------------         ----------
1996
Allowance for doubtful accounts ....................          $1,033,798          $  219,649          $    6,727          $1,246,720
                                                              ==========          ==========          ==========          ==========

1995
Allowance for doubtful accounts ....................          $1,014,898          $   18,900          $        0          $1,033,798
                                                              ==========          ==========          ==========          ==========

1994
Allowance for doubtful accounts ....................          $  998,998          $   16,900          $    1,000          $1,014,898
                                                              ==========          ==========          ==========          ==========

--------------
(1) Write-off of uncollectible accounts.
(2) Reduction of accounts receivable.


                                EXHIBIT INDEX


EXHIBIT
NUMBER                                              DESCRIPTION
------                                         ----------------------
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



EXHIBIT
NUMBER                                              DESCRIPTION
------                                         ----------------------
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

10-q         *Watkins-Johnson Company Credit Agreement covering the period of November 30, 1995 through
             December 8, 1998, ABN-AMRO BANK N.V. as Agent (Exhibit 10-a to the 1996 Third Quarter Form 10-Q,
             Commission File No. 1-5631).

10-r         *Loan Agreement dated as of February 9, 1996 (English Translation) between Watkins-Johnson
             International Japan K.K. and The Bank of Yokohama, LTD, including Loan Guaranty Agreement with
             Watkins-Johnson Company dated January 31, 1996 (Exhibit 10-b to the 1996 Third Quarter Form
             10-Q, Commission File No. 1-5631).

10-s         *Loan Agreement dated as of June 12, 96 (English Translation) between Watkins-Johnson
             International Japan K.K. and The Japan Development Bank, including Loan Guaranty Agreement with
             Watkins-Johnson Company dated June 12, 1996 (Exhibit 10-c to the 1996 Third Quarter Form 10-Q,
             Commission File No. 1-5631).

10-t         *Shareowners' Rights Agreement dated as of September 30, 1996 Between Watkins-Johnson Company
             and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Report on Form 8-K, filed on
             October 1, 1996, Commission File No.1-5631).

11           Statement re Computation of Per Share Earnings.

21           Subsidiaries of Watkins-Johnson Company.

23           Consent of Independent Auditors.

27           Financial Data Schedule.
