Form 10-Q
period 1997-03-28
WATKINS JOHNSON CO
filed 1997-05-01
CIK 105006

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 1997

                                       OR


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                          Commission file number 1-5631

                             WATKINS-JOHNSON COMPANY
             (Exact name of registrant as specified in its charter)




         CALIFORNIA                                          94-1402710
--------------------------------------------------------------------------------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                      Identification No.)



3333 Hillview Avenue, Palo Alto, California                  94304-1223
--------------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)


                                 (415) 493-4141
               --------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No
                         -----   -----

Common stock, no par value, outstanding as of March 28, 1997    8,260,000 shares

--------------------------------------------------------------------------------
                                     Page 1

                          PART I--FINANCIAL INFORMATION


Item 1.  Financial Statements

         The interim financial statements are unaudited; however, the company believes that all adjustments necessary to a fair statement of results for such interim periods have been included and all such adjustments are of a normal recurring nature. The results for the three months ended March 28, 1997, are not necessarily indicative of the results for the full year 1997.

         Supplementary information to the financial statements:

            A dividend of twelve cents per share was declared and paid during the first quarter of 1997 and 1996.

            Net income per share is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding during the period, see Exhibit 11.

         Recently issued accounting standard:

            In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The company is required to adopt SFAS 128 in the fourth quarter of 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Early application is not permitted.

            SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

            If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.30 and $0.79 for the quarters ended March 28, 1997 and March 29, 1996, respectively. Diluted EPS would not have been significantly different than fully diluted EPS currently reported for the periods.


         The consolidated financial statements required by Rule 10-01 of Regulation S-X are included in this report beginning on the next page.

--------------------------------------------------------------------------------
                                     Page 2

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS*
             For the periods ended March 28, 1997 and March 29, 1996


                                                                         Three Months Ended
 ------------------------------------------------------------------------------------------
 (Dollars in thousands, except per share amounts)                    1997             1996
 ------------------------------------------------------------------------------------------
 Sales                                                            $90,916         $122,742
 ------------------------------------------------------------------------------------------

 Costs and expenses:
            Cost of goods sold                                     60,711           76,832
            Selling and administrative                             15,696           22,501
            Research and development                               11,046           14,008
 ------------------------------------------------------------------------------------------
                                                                   87,453          113,341
 ------------------------------------------------------------------------------------------

 Income from operations                                             3,463            9,401
 Other income (expense)                                               129              (77)
 ------------------------------------------------------------------------------------------

 Income  before Federal and foreign income taxes                    3,592            9,324
 Federal and foreign income taxes                                  (1,114)          (2,890)
 ------------------------------------------------------------------------------------------
 Net income                                                       $ 2,478            6,434
 ==========================================================================================

 Fully diluted net income per share (difference between fully
   diluted and primary earnings per share is not material)        $   .29         $    .75

 Year-to-date average common and equivalent shares
   outstanding                                                  8,487,000        8,583,000

*Unaudited


--------------------------------------------------------------------------------
                                     Page 3

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   As of March 28, 1997 and December 31, 1996


 -------------------------------------------------------------------------------
 (Dollars in thousands)                                 1997*              1996
 -------------------------------------------------------------------------------

 ASSETS

 Current assets:
       Cash and equivalents                         $ 19,996           $ 15,702
       Receivables                                    91,930             95,717
       Inventories:
            Finished goods                             3,728              4,005
            Work in process                           32,455             35,000
            Raw materials and parts                   30,737             30,153
       Other                                          22,047             23,266
 -------------------------------------------------------------------------------
       Total current assets                          200,893            203,843
 -------------------------------------------------------------------------------

 Property, plant, and equipment                      233,124            231,318
       Accumulated depreciation and amortization    (130,938)          (127,748)
 -------------------------------------------------------------------------------
       Property, plant, and equipment--net           102,186            103,570
 -------------------------------------------------------------------------------

 Other assets                                          3,035              6,960
 -------------------------------------------------------------------------------
                                                    $306,114           $314,373
 ===============================================================================

 LIABILITIES AND SHAREOWNERS' EQUITY

 Current liabilities:
       Payables                                     $ 18,284           $ 18,960
       Accrued liabilities                            57,743             61,901
 -------------------------------------------------------------------------------
       Total current liabilities                      76,027             80,861
 -------------------------------------------------------------------------------
 Long-term obligations                                35,932             38,801
 -------------------------------------------------------------------------------

 Shareowners' equity:
       Common stock                                   38,718             38,998
       Retained earnings                             155,437            155,713
 -------------------------------------------------------------------------------
       Total shareowners' equity                     194,155            194,711
 -------------------------------------------------------------------------------
                                                    $306,114           $314,373
 ===============================================================================

*Unaudited

--------------------------------------------------------------------------------
                                     Page 4

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS*
             For the periods ended March 28, 1997 and March 29, 1996


                                                              Three Months Ended
 -------------------------------------------------------------------------------
 (Dollars in thousands)                                    1997            1996
 -------------------------------------------------------------------------------
 OPERATING ACTIVITIES:

       Net income                                       $ 2,478        $  6,434
       Reconciliation of net income to cash flows:
            Depreciation and amortization                 3,640           3,338
            Net changes in:
                 Receivables                              3,284         (11,904)
                 Inventories                              2,141         (15,175)
                 Other assets                             2,012             678
                 Accruals and payables                   (7,991)           (534)
 -------------------------------------------------------------------------------
 Net cash provided (used) by operating activities         5,564         (17,163)
 -------------------------------------------------------------------------------

 INVESTING ACTIVITIES:

       Additions of property, plant, and equipment       (3,751)        (19,908)
       Restricted plant construction funds                3,738
       Other                                                 25              29
 -------------------------------------------------------------------------------
       Net cash provided (used) by investing activities      12         (19,879)
 -------------------------------------------------------------------------------

 FINANCING ACTIVITIES:

       Long-term borrowing                                                9,425
       Net borrowings (repayments) under line-of-credit     559
       Proceeds from issuance of common stock               121           1,279
       Repurchase of common stock                        (2,009)
       Dividends paid                                    (1,000)           (978)
       Other                                                (43)           (156)
 -------------------------------------------------------------------------------
       Net cash provided (used) by financing activities  (2,372)          9,570
 -------------------------------------------------------------------------------

 -------------------------------------------------------------------------------
       Effect of exchange rate changes on cash            1,090
 -------------------------------------------------------------------------------

 Net increase (decrease) in cash and equivalents          4,294         (27,472)
 Cash and equivalents at beginning of period             15,702          34,556
 -------------------------------------------------------------------------------
 Cash and equivalents at end of period                  $19,996        $  7,084
 ===============================================================================

*Unaudited


--------------------------------------------------------------------------------
                                     Page 5

                          PART I--FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Financial Condition
         -------------------

         During the first quarter of 1997, cash and equivalents increased $4.3 million from $15.7 million to $20 million. Although first quarter net income was $2.5 million, net cash provided by operations was $5.6 million, reflecting the easing on working capital needs from the peak levels of last year. During the quarter, the company invested $3.8 million in new capital equipment, returning to a recent historical rate of acquisitions compared to last years elevated pace. The company reactivated its stock repurchase program during the quarter, and repurchased 78,000 shares of its common stock for $2 million.

         We have continued our efforts to monetize some of the company's unused assets. The 14 acre vacant lot in San Jose, California, has a cash offer and the contract is in negotiation. We have also made an agreement to move forward with our leaseholder of the Palo Alto, California, facility to sell a portion of the appreciated lease on the land and vacant buildings for redevelopment.

         Current Operations and Business Outlook
         ---------------------------------------

         Semiconductor Equipment Group

         First quarter revenues were slightly over $44 million, representing 49% of the company total. The cost controls we established last year were effective this quarter with the operation earning a slightly positive operating profit. Orders are continuing to show volatility. With the semiconductor equipment industry operating below capacity, equipment makers can ship on a shorter lead time. Given the customer uncertainty about the overall capacity/demand status of the semiconductor industry, they are taking advantage of being able to order and get delivery more quickly. The quicker service is contributing to the uneven orders pattern we are seeing. First quarter 1997 orders totaled $34 million compared to the near record of $93 million for the same period last year, and about 56% below last quarter's $78 million. First quarter 1997 orders are above the $25 million we booked in the 1996 third quarter. Looking forward, we see the orders expectations firming with slight growth for the second quarter and then increasing in the second half of the year. The picture is consistent with the plans we have made for the Group size.

         Looking ahead for the rest of 1997, while it is clear that the semiconductor equipment business will decline on a year over year basis, 1997 revenues should be at a profitable level for each quarter. Our Semiconductor Equipment Group is properly sized and we expect the unit to operate profitably all year. We believe the long range industry forecasts for the semiconductor industry remain bright, and current semiconductor integrated circuit demand appears to be increasing in dollar terms over last year. However, the industry is in an overcapacity situation and customers are cautious about purchasing capital equipment. Although, the trend is slowly up, we emphasize the slowness of the market as reflected in our current quarter bookings.

         Wireless Communications

         First quarter revenues were over $14 million, representing nearly 16% of the company total. Orders for the first quarter 1997 totaled approximately $15 million compared to $12 million for the same period last year. The business segment is entering the second quarter with a backlog totaling approximately $40 million.

--------------------------------------------------------------------------------
                                     Page 6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Last year, we experienced up and down requirements release action on the CDMA and TDMA subassemblies we build, reaching a high rate of 1200 units a week in December 1996. Again, the customer has slowed us to a much lower production rate which is expected to pick-up again by the fourth quarter. We now are beginning to recognize cyclicality as a pattern. Fortunately, the assemblies have been designed for outsourcing the surface-mount assembly activities. We are arranging with large surface mount board assemblers for the work, which they are able to adjust to the fluctuating production schedules with reasonable ease. We are working the final test activity to allow for this type of up and down loading so that the entire variable cost of the units can go with the requested delivery rate. We are also seeking additional customers so that the line has more diversification.

         We are maintaining high R&D investment in our Wireless Segment aimed at capturing positions in major growth opportunities. Introduced in February 1997 at the Cellular Telephone Industry Association (CTIA) show in San Francisco, California, WJ's versatile cellular-band base station, called Base2(TM), successfully completed laboratory trials with two customers. Operational field trials are scheduled later this year, and it is likely that production of the equipment will begin before year-end. This base station, capable of dynamic channel allocation, employs advanced RF digital-signal-processing and software technology for high system flexibility and minimal size at low cost. The system currently operates in the 800 MHz band using an AMPS, or Advanced Mobile Phone Service, air interface. Before the end of the field trials, we plan to introduce an IS-136 TDMA, or Time Division Multiple Access, digital air interface upgrade. The system will then be compatible with much of the cellular-band, dual-mode applications which have been recently announced.

         The company also continues to invest in the development of new components and subassemblies for transceiver functions in wireless-communications networks. Based upon WJ's proprietary gallium-arsenide technology, these products are gaining acceptance with major wireless original equipment manufacturers for future volume wireless local loop applications. Future expectations for this market are very large as third-world nations increasingly connect to the global communication network.

         Our outlook to meet the growth expectations in Wireless operations depends on one of two things happening. The first is the potential for orders build-up for the Base2(TM) equipment. Currently, it appears likely that we will begin shipping in 1997. The second factor is the timing of a production telecom subassembly order at the Palo Alto facility. We have completed sizable pre-production orders for system engineering tests. If we can accomplish either of these goals and maintain the rate of the existing business, the wireless sales will grow at the same rate as last year and the segment could break even for the year.

         Government Electronics

         First quarter revenues were $32.4 million compared to $30.3 million for the same period last year. Orders were strong for the first quarter of 1997, totaling $25 million compared to $17 million for the first quarter last year, and 9% higher than the $23 million reported in the fourth quarter of 1996. Backlog at the end of the first quarter totaled approximately $90 million. Awards for communications intelligence receivers this quarter were a little stronger than we had expected.

--------------------------------------------------------------------------------
                                     Page 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Watkins-Johnson announced on April 7, 1997 that it is seeking a buyer for its Palo Alto, Calif.-based operations which produce defense-electronics components and subassemblies. This action is being taken to focus the company's resources and energy more narrowly on its business segments with the greatest growth potential: semiconductor equipment and wireless-infrastructure products. WJ has already been contacted by companies potentially interested in acquiring these operations, and a sale is expected to be completed by year-end. We believe that additional consolidation in the defense-electronics business is required for future success. The Palo Alto operations have completed a number of internal initiatives, such as ISO 9001 qualification and incorporating a relational data base MRP system, which place them in ahead of their direct competition as they serve the customer base.

         These Tactical and Microwave Devices business units produce the historical solid state microwave products which earlier formed the core of WJ's business in defense electronics. The major customers for these products are defense prime contractors. The products are primarily used in electronic warfare and missile guidance applications. These products produced revenues of between $85 million and $90 million in 1996 and were profitable. Over 550 people are a part of the business units being offered for sale. We are seeking a buyer, who believes as we do, that the assets of businesses such as these are the employees.

         We will operate the entire government segment as a continuing business until the sale is completed. We continue to expect the government market segment will have flat sales in 1997, but we expect their profit margin to recover to that of 1995. The results of the first quarter show that this goal is achievable.

         First Quarter 1997 Compared to First Quarter 1996
         -------------------------------------------------

         Wireless Communications and Government Electronics sales increased 66% and 7%, respectively, while Semiconductor Equipment Group sales decreased 47%, resulting in an overall company decrease of 26%. Gross margins decreased from 37% to 34% due mostly to the lower volume in the Semiconductor Equipment Group. As semiconductor equipment sales drop as a percentage of the company total, gross margins shift toward the lower margin products of the government electronics activities. Selling and administrative expenses decreased 30%, due mostly to the decreased volume and cost cutting efforts, and was down slightly as a percentage of sales. Research and development expenses remained within planned levels as the company continues its efforts in developing next generation products, particularly for the Semiconductor Equipment Group and Wireless Communications segment. Due to the above factors, first quarter 1997 net income decreased 61% compared to the same period in 1996.

         Risks and Uncertainties That May Affect Future Results
         ------------------------------------------------------

         Statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward looking statements that involve risks and uncertainties that may affect future results, including but not limited to: product demand and market acceptance risks, the effect of economical conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, business cycles, the results of financing efforts, actual purchases under agreements, the effect of the company's accounting policies, U.S. Government export policies, natural disasters and other risks. Future results can differ materially.

--------------------------------------------------------------------------------
                                     Page 8

                           PART II--OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of shareholders held April 5, 1997, shareowners voted on the following:

         Item 1: Election of Directors:

                 Nominee                For                           Withheld

                 Dean A. Watkins        7,263,447                       76,570
                 H. Richard Johnson     7,262,547                       77,470
                 W. Keith Kennedy       7,261,014                       79,003
                 John J. Hartmann       7,254,471                       85,546
                 Raymond F. O'Brien     7,258,166                       81,851
                 William R. Graham      7,268,779                       71,238
                 Robert L. Prestel      7,263,852                       76,165
                 Gary M. Cusumano       7,265,773                       74,244

         Item 2: Proposal to ratify the appointment of Deloitte & Touche as the independent auditors of the company for accounting year ending December 31, 1997.

                 For       7,286,027               Against         27,539
                    ----------------                      ---------------

                 Abstain      26,451         Broker Non-Votes           0
                        ------------                         ------------

Item 6.  Exhibits and Reports on Form 8-K

         a) A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits. The exhibits are numbered according to
                 Item 601 of Regulation S-K.

         b) No reports on Form 8-K were required to be filed during the quarter.

--------------------------------------------------------------------------------
                                     Page 9

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        WATKINS-JOHNSON COMPANY
                                             (Registrant)



Date    April 25, 1997             By: /s/        W. Keith Kennedy, Jr.
    ----------------------           ------------------------------------------
                                                  W. Keith Kennedy, Jr.
                                          President and Chief Executive Officer







Date    April 25, 1997             By: /s/          Scott G. Buchanan
    ----------------------           -------------------------------------------
                                                    Scott G. Buchanan
                                      Vice President and Chief Financial Officer


--------------------------------------------------------------------------------
                                     Page 10

                                  EXHIBIT INDEX



The Exhibits below are numbered according to Item 601 of Regulation S-K.


Exhibit
Number    Exhibit
-------   -------

   10     Material Contract:

   10-a First Amendment to Watkins-Johnson Company Credit Agreement covering the period of November 30, 1995 through December 8, 1998, ABN-AMRO BANK N.V. as Agent (original agreement filed as Exhibit 10-a to the 1996 Third Quarter Form 10-Q, Commission File No. 1-5631).

   11     Statement re Computation of Per Share Earnings.

   27     Financial Data Schedule.






--------------------------------------------------------------------------------
                                     Page 11