Form 10-Q
period 1997-06-27
WATKINS JOHNSON CO
filed 1997-08-08
CIK 105006

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X . No_____.


Common stock, no par value, outstanding as of June 27, 1997    8,204,984 shares

                          PART I--FINANCIAL INFORMATION


Item 1.           Financial Statements

                  The interim financial statements are unaudited; however, Watkins-Johnson Company believes that all adjustments necessary for a fair statement of results for such interim periods have been included and all such adjustments are of a normal recurring nature. The results for the six months ended June 27, 1997, are not necessarily indicative of the results for the full year 1997.

                  Supplementary information to the financial statements:

                           A dividend of twelve cents per share was declared and paid during the second quarter of 1997 and 1996.

                           Net income per share is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding during the period, see Exhibit 11.

                  Recently issued accounting standards:

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

                           If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.37 and $0.04 for the quarters ended June 27, 1997 and June 28, 1996, respectively, and basic EPS would have been $0.67 and $0.83 for the six months ended June 27, 1997 and June 28, 1996, respectively. Diluted EPS would not have been significantly different than fully diluted EPS currently reported for the periods.

                           In June 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the company's consolidated financial position, results of operations or cash flows, however, SFAS 131 may result in reclassification to the amounts previously reported in the company's segment information. Both statements are effective for 1998, however, early adoption is permitted.

                  The consolidated financial statements required by Rule 10-01 of Regulation S-X are included in this report beginning on the next page.

--------------------------------------------------------------------------------


                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS*
              For the periods ended June 27, 1997 and June 28, 1996

                                                     Three Months Ended             Six Months Ended
----------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share              1997           1996          1997           1996
amounts)
----------------------------------------------------------------------------------------------------------
Sales                                            $    95,679    $   126,447    $   186,595    $   249,189
----------------------------------------------------------------------------------------------------------

Costs and expenses:
         Cost of goods sold                           62,911         84,959        123,622        161,791
         Selling and administrative                   17,638         23,392         33,334         45,893
         Research and development                     10,928         17,024         21,974         31,032
----------------------------------------------------------------------------------------------------------
                                                      91,477        125,375        178,930        238,716
----------------------------------------------------------------------------------------------------------

Income from operations                                 4,202          1,072          7,665         10,473
Interest and other income (expense)--net                 625           (169)         1,083            (16)
Interest expense                                        (361)          (383)          (690)          (613)
----------------------------------------------------------------------------------------------------------

Income from operations before Federal and
    foreign income taxes                               4,466            520          8,058          9,844
Federal and foreign income taxes                      (1,384)          (162)        (2,498)        (3,052)
----------------------------------------------------------------------------------------------------------
Net income                                       $     3,082    $       358    $     5,560    $     6,792
==========================================================================================================

Fully diluted net income per share
    (difference between fully diluted and
    primary earnings per share is not            $       .36    $       .04    $       .65    $       .79
    material)
Average common and equivalent shares
    outstanding                                    8,546,000      8,577,000      8,567,000      8,593,000


*Unaudited

--------------------------------------------------------------------------------
                                     Page 3

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    As of June 27, 1997 and December 31, 1996


--------------------------------------------------------------------------------
(Dollars in thousands)                                   1997*           1996
--------------------------------------------------------------------------------

ASSETS

Current assets:
    Cash and equivalents                         $       28,388    $     15,702
    Receivables                                          82,159          95,717
    Inventories:
        Finished goods                                    3,419           4,005
        Work in process                                  34,521          35,000
        Raw materials and parts                          32,415          30,153
    Deferred income taxes                                17,795          17,795
    Other                                                 4,419           5,471
--------------------------------------------------------------------------------
    Total current assets                                203,116         203,843
--------------------------------------------------------------------------------

Property, plant, and equipment                          236,337         231,318
    Accumulated depreciation and amortization          (132,279)       (127,748)
--------------------------------------------------------------------------------
    Property, plant, and equipment--net                 104,058         103,570
--------------------------------------------------------------------------------

Other assets                                              2,900           6,960
--------------------------------------------------------------------------------
                                                 $      310,074    $    314,373
================================================================================

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
    Payables                                     $       18,531    $     18,960
    Accrued liabilities                                  58,671          61,901
--------------------------------------------------------------------------------
    Total current liabilities                            77,202          80,861
--------------------------------------------------------------------------------
Long-term obligations                                    38,178          38,801
--------------------------------------------------------------------------------

Shareowners' equity:
    Common stock                                         39,197          38,998
    Retained earnings                                   155,497         155,713
--------------------------------------------------------------------------------
    Total shareowners' equity                           194,694         194,711
--------------------------------------------------------------------------------
                                                 $      310,074    $    314,373
================================================================================

*Unaudited

--------------------------------------------------------------------------------
                                     Page 4

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS*
              For the periods ended June 27, 1997 and June 28, 1996


                                                           Six Months Ended
--------------------------------------------------------------------------------
(Dollars in thousands)                                    1997         1996
--------------------------------------------------------------------------------

OPERATING ACTIVITIES:

    Net Income                                          $  5,560    $  6,792
    Reconciliation of net income to cash flows
        Depreciation and amortization                      7,860       6,743
        Net changes in:
           Receivables                                    15,878     (16,741)
           Inventories                                    (1,062)     (8,088)
           Other assets                                      411         908
           Accruals and payables                          (6,407)     11,177
--------------------------------------------------------------------------------
    Net cash provided by operating activities             22,240         791
--------------------------------------------------------------------------------

INVESTING ACTIVITIES:

    Additions of property, plant, and equipment           (8,191)    (32,511)
    Restricted plant construction funds                    3,738
    Other                                                    303         143
--------------------------------------------------------------------------------
    Net cash (used) in investing activities               (4,150)    (32,368)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES:

    Long-term debt borrowing                                           9,149
    Line-of-credit borrowing                                           9,966
    Long-term debt and line-of-credit repayments            (756)
    Proceeds from issuance of stock                          557       3,323
    Repurchase of common stock                            (4,249)
    Dividends paid                                        (1,994)     (1,974)
    Other                                                    (76)       (253)
--------------------------------------------------------------------------------
    Net cash provided (used) by financing activities      (6,518)     20,211
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
    Effect of exchange rate changes on cash                1,114
--------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents           12,686     (11,366)
Cash and equivalents at beginning of period               15,702      34,556
--------------------------------------------------------------------------------
Cash and equivalents at end of period                   $ 28,388    $ 23,190
================================================================================

*Unaudited

--------------------------------------------------------------------------------

                          PART I--FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Financial Condition

                  During the first half of 1997, cash and equivalents increased by $12.7 million from $15.7 million to $28.4 million. Although year-to-date 1997 net income was $5.6 million, net cash provided by operations was $22.2 million, reflecting the easing on working capital needs from the peak levels of last year.

                  The company  invested  $8.2  million in new capital  equipment during the first half of 1997, returning to a recent historical rate of acquisitions compared to last years elevated pace.

                  The company reactivated its stock repurchase program during the first quarter and, year-to-date, has repurchased 193,000 shares of its common stock for $5.4 million. Also, the company paid approximately $2 million in dividends during the first half of 1997.

                  We have continued our efforts to convert some of the company's appreciated assets into cash. The 14 acre vacant lot in San Jose, California, is currently in contract negotiation for its sale. We had earlier expected to report that the sale would have been completed by now. However, the fees that the City of San Jose will expect for traffic mitigation in developing the property are uncertain at this time and we are working through the issues with the buyer. We have also made an agreement to move forward with our leaseholder of the Palo Alto, California, facility to sell a portion of the appreciated lease on the land and vacant buildings for redevelopment, which will also yield some cash. The Palo Alto deal is expected to complete by the end of this year.

                  Successful completion of all these deals, including the divestiture of our Palo Alto defense operations, is expected to further improve our balance sheet.

                  Current Operations and Business Outlook

                  Semiconductor Equipment Group

                  Second quarter revenues were nearly $48 million, representing 50% of the company total. Operating profit for the Group is positive, showing the cost controls we have established are working well. Orders of $44 million continue to improve on a sequential quarter basis. Orders are 29% above those of first quarter's $34 million and the same as last year's $44 million. Looking forward, we see continued orders growth in the third quarter. The orders picture is consistent with the plans we have made for the Group size in 1997. With these order rates, the group is consistently below the long term goal of less than a 5 month backlog. Thus, we are able to service the order requirements of our customers more rapidly, and they are taking advantage of the shorter lead time. This quicker service is contributing to the lumpy orders patterning we are seeing.

                  The company advanced forward on its WJ-2000 single-wafer high-density plasma cluster platform during the quarter. This system has progressed from development to manufacturing, while achieving highly competitive results in both film quality and throughput during marathon runs of its intermetal-dielectric deposition process. We recently turned-on the first manufacturing built system with performance equivalent to that of the engineering built system. We are working with several top-tier customers (both US and Asia) on the investigation of WJ HDP film qualities for aggressive structure characteristics, basically meeting or exceeding customer requirements for samples with less than 0.25 micron feature size and very high aspect ratios. So far all equipment is at our Scotts Valley laboratory, but we expect to have multiple customer placements in the second half of the year.

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  WJ's continuous-process atmospheric-pressure systems are being purchased for their ability to handle difficult new applications like shallow-trench isolation (STI). WJ has been qualified in production for STI at fabrication facilities in the U.S. and Asia. The company's WJ-1000 system has been qualified by a major customer for 0.18-micron geometries. Modification of the WJ-999 reactor for 300mm processing has made substantial progress along that product's roadmap.

                  VLSI Research Inc. announced in May that Watkins-Johnson was selected for the third time as a 10 Best winner among suppliers of wafer-processing equipment. In discussing WJ's selection, VLSI identified five unique strengths: WJ's new-product "field readiness" process, its supplier management team, electronic call tracking for troubleshooting and case management, the company's customer support center and its newly opened Asia technology center.

                  We believe the long range industry forecasts for the semiconductor industry continue to be bright, plus semiconductor integrated circuit demand is increasing in dollar terms over last year. Although factory utilization figures are improving, they oscillate a little as new FABs come on line. The semiconductor industry basically remains in an overcapacity situation, and we have clearly seen a leveling of the equipment spending by our customers.

                  Wireless Communications

                  Second quarter revenues were over $16 million, representing over 17% of the company total. Orders for the second quarter 1997 totaled approximately $14 million compared to $8 million for the same period last year. The business segment is entering the third quarter with a backlog totaling approximately $37 million.

                  The company's versatile Base2(TM) cellular base station is performing well in operational field trials with a major wireless-telecommunications carrier. This advanced base station employs proprietary RF digital-signal-processing and software technology which ensures uncommon system flexibility and economical operation. WJ plans to move the Base2 into volume production in 1998. As we announced during the quarter, we received our first order for the Base2 base station system from Telos Engineering of Vancouver, BC for integration into its Sonata Wireless Communications system. The Sonata system is for deployment to an overseas, third-world, application.

                  WJ's gallium arsenide-based, field-proven components and subassemblies continue to satisfy demanding transceiver functions in wireless communications networks worldwide. Development of new components for wireless applications has been maintained at a high level as we respond to very large long-term market opportunities presented to us by major wireless equipment manufacturers. These components are opening doors for us at several major base-station makers.

                  Government Electronics

                  Second quarter revenues were over $31 million compared to $27 million for the same period last year. Orders were strong for the second quarter of 1997, totaling $37 million compared to $25 million for the first quarter of 1997. Second quarter orders include $20.3 million in orders from Raytheon and Hughes for the Lot 11 AMRAAM modules. Backlog at the end of the second quarter totaled approximately $96 million.

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                  In April, Watkins-Johnson offered for sale its Palo Alto, Calif.-based defense-electronics manufacturing operation. Over 40 organizations responded with requests for further information. To date, several of these organizations have visited and expressed interest in acquiring WJ's military components and subassemblies product line. We are moving on schedule and hope to close on a sale before the end of 1997.

                  Management currently estimates that the business offered for sale generated approximately $47 million of sales for the first half of 1997 and produced pre-tax operating profit of more than $7 million. The operations offered for sale are business units of the company; consequently these estimates have been derived from the consolidated financial statements and accounting records of the company, and reflect significant assumptions and allocations. Moreover, the business units rely on the company and its other business units for administrative, management and other services. These estimates could differ from those that would have resulted had the business units operated autonomously or as an entity independent of the company.

                  Second Quarter 1997 Compared to Second Quarter 1996

                  Wireless   Communications  and  Government  Electronics  sales
                  increased 59% and 16%, respectively, while Semiconductor Equipment Group sales decreased 46%, resulting in an overall company decrease of 24%. A primary improvement in Wireless Communications sales is in the shipping rate of the PCS converters sold to Lucent Technologies. Gross margins increased slightly from 33% to 34%. Selling and administrative expenses as a percentage of sales remained flat, but were down 25% from the same period last year due to the lower volume and cost cutting efforts. Research and development expenses decreased from 14% to 11% of sales, remaining below our budget. Research and development is budgeted at about 12-1/2% of planned sales for 1997 and expenses will pick up in the Wireless Communications sector with the Base2 prove-out expenses. With our business model of spending 15% of Semiconductor Equipment revenues and 10% of Wireless Communications revenues, this percentage will increase following the divestiture. Operating Income was $4.2 million, compared to the $1.1 million operating profit of the same period last year when, even though we were enjoying very healthy semiconductor equipment sales, we were taking action against the downturn in the semiconductor equipment market. Due to the above factors, first quarter 1997 net income increased to $3.1 million compared to $358 thousand reported for the same period in 1996.

                  Second Quarter Year-to-Date 1997 Compared to Second Quarter Year-to-Date 1996

                  Wireless   Communications  and  Government  Electronics  sales
                  increased 62% and 11%, respectively, while Semiconductor Equipment Group sales decreased 47%, resulting in an overall company decrease of 25%. Gross margins decreased slightly from 35% to 34% due mostly to the lower volume in the Semiconductor Equipment Group. As semiconductor equipment sales drop as a percentage of the company total, gross margins shift toward the lower margin products of the government electronics activities. Selling and administrative expenses decreased 27%, due mostly to the decreased volume and cost cutting efforts, but remained flat as a percentage of sales. Research and development expenses decreased from 13% to 12% of sales, remaining within planned levels as the company continues its efforts in developing next generation products for the Semiconductor Equipment Group and Wireless Communications segment. Due to the above factors, net income decreased 18% compared to the same period in 1996.

--------------------------------------------------------------------------------

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





                                                WATKINS-JOHNSON COMPANY
                                                -----------------------
                                                     (Registrant)



Date:  August 8, 1997         By:   /s/          W. Keith Kennedy, Jr.
      ------------------           ---------------------------------------------
                                                 W. Keith Kennedy, Jr.
                                         President and Chief Executive Officer







Date:  August 8, 1997         By:   /s/            Scott G. Buchanan
      ------------------           ---------------------------------------------
                                                   Scott G. Buchanan
                                      Vice President and Chief Financial Officer


--------------------------------------------------------------------------------

                                  EXHIBIT INDEX



The Exhibits below are numbered according to Item 601 of Regulation S-K.


                Exhibit
                Number     Exhibit
                ------     -------

                  10       Material Contracts:

                  10-a Second Amendment to Watkins-Johnson Company Credit Agreement covering the period of November 30, 1995 through December 8, 1998, ABN-AMRO BANK N.V. as Agent (original agreement filed as Exhibit 10-a to the 1996 Third Quarter Form 10-Q, Commission File No. 1-5631).

                  11       Statement re Computation of Per Share Earnings.

                  27       Financial Data Schedule


--------------------------------------------------------------------------------
                                    Page 12