Form 10-Q
period 1997-09-26
WATKINS JOHNSON CO
filed 1997-10-24
CIK 105006

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                          Commission file number 1-5631

                             WATKINS-JOHNSON COMPANY
                             -----------------------
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

Common  stock,  no par value,  outstanding  as of September  26, 1997  8,244,000 shares

                          PART I--FINANCIAL INFORMATION


Item 1.  Financial Statements

         The interim financial statements are unaudited; however, Watkins-Johnson Company believes that all adjustments necessary to a fair statement of results for such interim periods have been included and all such adjustments are of a normal recurring nature. The results for the nine months ended September 26, 1997, are not necessarily indicative of the results for the full year 1997.

         Supplementary information to the financial statements:

               A dividend of twelve cents per share was declared and paid during the third quarter of 1997 and 1996.

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

               If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.44 and $0.34 for the quarters ended September 26, 1997 and September 27, 1996, respectively, and basic EPS would have been $1.11 and $1.17 for the nine months ended September 26, 1997 and September 27, 1996, respectively. Diluted EPS would not have been significantly different than fully diluted EPS currently reported for the periods.

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

                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS*
                                   For the periods ended September 26, 1997 and September 27, 1996

                                                                    Three Months Ended                     Nine Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)                  1997               1996               1997               1996
-----------------------------------------------------------------------------------------------------------------------------------
Sales                                                          $   100,376        $    94,962        $   286,971        $   344,151
-----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
         Cost of goods sold                                         63,941             60,921            187,563            222,712
         Selling and administrative                                 18,810             16,535             52,144             62,428
         Research and development                                   12,048             13,629             34,022             44,661
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    94,799             91,085            273,729            329,801
-----------------------------------------------------------------------------------------------------------------------------------

Income from operations                                               5,577              3,877             13,242             14,350
Interest and other income (expense)--net                               (16)               784              1,067                768
Interest expense                                                      (358)              (556)            (1,048)            (1,169)
-----------------------------------------------------------------------------------------------------------------------------------

Income from operations before Federal and
    foreign income taxes                                             5,203              4,105             13,261             13,949
Federal and foreign income taxes                                    (1,613)            (1,273)            (4,111)            (4,325)
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                     $     3,590        $     2,832        $     9,150        $     9,624
====================================================================================================================================

Fully diluted net income per share
    (difference between fully diluted and
    primary earnings per share is not                          $       .42        $       .33        $      1.07        $      1.12
    material)
Average common and equivalent shares
    outstanding                                                  8,528,000          8,458,000          8,572,000          8,560,000


*Unaudited

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 As of September 26, 1997 and December 31, 1996

--------------------------------------------------------------------------------
(Dollars in thousands)                                    1997*          1996
--------------------------------------------------------------------------------

ASSETS

Current assets:
    Cash and equivalents                               $  43,418      $  15,702
    Receivables                                           71,695         95,717
    Inventories:
        Finished goods                                     4,414          4,005
        Work in process                                   31,937         35,000
        Raw materials and parts                           32,116         30,153
    Deferred income taxes                                 18,440         17,795
    Other                                                  4,417          5,471
--------------------------------------------------------------------------------
    Total current assets                                 206,437        203,843
--------------------------------------------------------------------------------

Property, plant, and equipment                           228,538        231,318
    Accumulated depreciation and amortization           (125,587)      (127,748)
--------------------------------------------------------------------------------
    Property, plant, and equipment--net                  102,951        103,570
--------------------------------------------------------------------------------

Other assets                                               3,465          6,960
--------------------------------------------------------------------------------
                                                       $ 312,853      $ 314,373
================================================================================

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
    Payables                                           $  18,449      $  18,960
    Accrued liabilities                                   60,160         61,901
--------------------------------------------------------------------------------
    Total current liabilities                             78,609         80,861
--------------------------------------------------------------------------------
Long-term obligations                                     36,858         38,801
--------------------------------------------------------------------------------

Shareowners' equity:
    Common stock                                          40,191         38,998
    Retained earnings                                    157,195        155,713
--------------------------------------------------------------------------------
    Total shareowners' equity                            197,386        194,711
--------------------------------------------------------------------------------
                                                       $ 312,853      $ 314,373
================================================================================


*Unaudited

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS*
         For the periods ended September 26,1997 and September 27, 1996


--------------------------------------------------------------------------------
                                                               Nine Months Ended
(Dollars in thousands)                                       1997        1996
--------------------------------------------------------------------------------

OPERATING ACTIVITIES:

    Net Income                                             $  9,150    $  9,624
    Reconciliation of net income to cash flows
        Depreciation and amortization                        11,999       8,782
        Net changes in:
           Receivables                                       26,204     (17,002)
           Inventories                                          700      (3,579)
           Other assets                                        (395)      1,043
           Accruals and payables                             (4,837)      9,828
--------------------------------------------------------------------------------
    Net cash provided by operating activities                42,821       8,696
--------------------------------------------------------------------------------

INVESTING ACTIVITIES:

    Additions of property, plant, and equipment             (13,038)    (43,774)
    Restricted plant construction funds                       3,738      (9,878)
    Other                                                       447         289
--------------------------------------------------------------------------------
    Net cash used in investing activities                    (8,853)    (53,363)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES:

    Long-term and line-of-credit borrowings                              31,185
    Long-term debt and line-of-credit repayments               (914)     (9,966)
    Proceeds from issuance of stock                           2,339       3,482
    Repurchase of common stock                               (5,748)
    Dividends paid                                           (2,973)     (2,973)
    Other                                                      (111)      3,155
--------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities      (7,407)     24,883
--------------------------------------------------------------------------------

    Effect of exchange rate changes on cash                   1,155
--------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents              27,716     (19,784)
Cash and equivalents at beginning of period                  15,702      34,556
--------------------------------------------------------------------------------
Cash and equivalents at end of period                      $ 43,418    $ 14,772
================================================================================


*Unaudited

                          PART I--FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Financial Condition

         During the first three quarters of 1997, cash and equivalents increased by $27.7 million, from $15.7 million to $43.4 million. Although year-to-date 1997 net income was $9.2 million, net cash provided by operations was $42.8 million, due mostly to collection efforts on accounts receivables and lower working capital needs from the peak levels of last year.

         The company invested $13 million in new capital equipment during the first three quarters of 1997, which is well below our $25 million budget for the year.

         The company reactivated its stock repurchase program during the first quarter and, year-to-date, has repurchased 204,200 shares of its common stock for $5.7 million. Our repurchasing activities have successfully maintained the share count fairly level, even with the higher stock price. Our goal is to buy and retire about the same number of shares added by the exercise of options. During the first three quarters of 1997, the company paid approximately $3 million in dividends which was partially offset by $2.3 million in proceeds from stock option exercises.

         On September 2, 1997, the company announced that it reached a definitive agreement with Mentmore Holdings Corporation, a privately held investment company headquartered in New York, to acquire WJ's Palo Alto, Calif.-based defense-electronics business for $103 million. The divestiture, which is expected to be completed by October 31, 1997, will enable Watkins-Johnson to concentrate its resources on its two chosen areas of technology: semiconductor-manufacturing equipment and wireless communications products.

         Successful completion of the divestiture of our Palo Alto defense operations and the sale of the lease of two of our Palo Alto buildings is expected to further improve our balance sheet. We anticipate cash will be about $100 million at the end of the year and book value is estimated to reach about $28 to $29 per share if both transactions are completed. The 14-acre vacant lot in San Jose, California, is still in contract negotiation for its sale. We had earlier expected to report that the sale would have been completed by now. However, the fees that the City of San Jose expects for traffic mitigation in developing the property are not settled at this time and we are working through the issues with the buyer and the City. It is difficult to tell when we will close the sale of the San Jose land. Closing of the San Jose land sale should add about $1 or so to the book value per share.

         Current Operations and Business Outlook

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         As we mentioned earlier, the company announced that it reached a definitive agreement with Mentmore Holdings Corporation to acquire WJ's Palo Alto, Calif.-based defense-electronics business for $103 million. The businesses being divested, Tactical Subsystems and Microwave Devices sectors, are currently reported for business segment reporting purposes as part of the Government Electronics and Wireless Communications segments. The divested businesses will operate as Stellex Microwave Systems, Inc. We anticipate transferring approximately $77 million of the third quarter Government Electronics and Wireless Communications backlog to Stellex Microwave. On a going forward basis, we intend to combine the remaining East Coast communications intelligence receivers operation into the Wireless Communications reporting segment.

         The divested operations and staff will remain virtually intact, and the business will remain a WJ customer for GaAs devices and thin-film substrates. We will share the Palo Alto facility for two or more years as Mentmore seeks to build or buy a facility in the Silicon Valley area. The divestiture, which is expected to be complete by October 31, 1997, will enable Watkins-Johnson to concentrate its resources more narrowly on only two chosen areas of technology: semiconductor-manufacturing equipment and wireless-infrastructure products. The sale offers a win-win solution for all of the stakeholders: WJ shareowners, both companies, the employees, our customers, and venders.

         Management currently estimates that the businesses being divested generated approximately $65 million to $70 million of sales for the first nine months of 1997 and produced pre-tax operating profit of about $10 million. The operations offered for sale are business units of the company; consequently these estimates have been derived from the consolidated financial statements and accounting records of the company, and reflect significant assumptions and allocations. Moreover, the business units rely on the company and its other business units for administrative, management and other services. These estimates could differ from those that would have resulted had the business units operated autonomously or as an entity independent of the company.

         Semiconductor Equipment Group

         Third-quarter revenues were slightly over $50 million, representing about 50% of the company total. At this level, operating profit for the Group is positive as we are maintaining the tight cost controls we have established. Orders were $33 million during the third quarter, up 32% from the $25 million for the same period last year, but orders declined on a sequential quarter basis compared to the $44 million of last quarter. As we discussed earlier this year, these order rates mean that we are below the long term goal of a 5-month backlog. At this level, we are able to service the order requirements of our customers rapidly, and they continue to take advantage of the shorter lead time. This quicker service is contributing to the lumpy orders patterning we are seeing. Looking forward, we expect continued orders growth through the next few quarters. We had two large Korean orders in negotiation at the end of the quarter and we believe we are on track for strong fourth-quarter orders. It does seem, however, that we are having a repeat of the activity of last year when third quarter orders were low and fourth quarter orders were high.

         During the third quarter, WJ produced two WJ-2000 single-wafer cluster platforms for delivery to Asia. We were pleased to announce
         Taiwan-based United Semiconductor Corp. (USC) ordered a WJ-2000H high-density plasma (HDP) chemical-vapor-deposition (CVD) system for use at its wafer-fabrication facility in the Science Park of Hsinchu, Taiwan. This system is now shipped and is currently being installed in USC's facility. A second HDP system is up and running at WJ's Asian Technology Center in Kawasaki, Japan. It is being used as a process-development and evaluation tool for both intermetal-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         dielectric (IMD) and shallow-trench-isolation (STI) device structures by the company's customers in the Asia/Pacific region. We currently have several systems operating in Scotts Valley, California, doing customer wafer samples and performing the marathon testing needed by any production system. The WJ-2000 systems are operating well. In terms of throughput and like performance parameters, we believe we have equivalent performance to the competition and our film characteristics are excellent. Customers are beginning to see that also. We are also moving along well on the 300 mm Roadmap for the WJ-2000H.

         Our successful shallow trench isolation (STI) process was instrumental in winning business for us in the third quarter and shows promise of more wins. At quarter-end, following an exhaustive competition among all leading CVD-equipment manufacturers, Watkins-Johnson's atmospheric-pressure CVD process was selected by Atmel to perform challenging STI steps at that company's 150mm fabrication facilities in the United States and its new 200mm facility in France. Our newest process combines the gap fill capability of our TEOS process with the high throughput characteristic of our silane SiO2 as a sacrificial topcoat. The process dramatically decreases the cost of ownership and complements the subsequent CMP polishing step that customers incorporate.

         The long range industry forecasts for the semiconductor industry remain bright, more than doubling by 2002, and semiconductor integrated circuit demand is increasing in dollar terms over last year. While factory utilization figures are improving, the semiconductor industry, especially the DRAM sector, basically remains in an overcapacity situation. Although the equipment spending trend is slowly upward and may be improving, we do want to emphasize the slowness of it.

         Wireless Communications

         Third-quarter revenues were over $20.7 million, representing 21% of the company total, and are 81% above the $11.4 million for the same period last year and 26% above the $16.4 million of the second quarter 1997. Orders for the third quarter 1997 totaled approximately $11 million, compared to $10 million for the same period last year. The business segment is entering the fourth quarter with a backlog totaling approximately $28 million.

         High-volume production rates on WJ's wireless CDMA and TDMA subassemblies returned to an elevated level in the third quarter, and expansion of the PCS market suggests a promising future for these commodity parts. Last year we had up and down orders action on the CDMA and TDMA subassemblies for PCS stations that we build for Lucent Technologies. Looking forward, with improving PCS infrastructure build in the US, we expect revenues for these converters to continue to be better than they were a year ago.

         Our hopes for major US business for the Base2 system did not come to fruition when our customer was unable to get their major supplier to open their switching specification to WJ. Both WJ and our customer were disappointed. However, the installation in China of the first system is going very well. The Telecommunications Group management team has just returned from a week trip to China as part of a US Trade delegation. They were present in Dalian as the first WJ station was placed into service. We are re-emphasizing the international marketing of the system. The international customers seem more willing to work with the open-systems switches, such as the Excel switch which we are using.

         WJ unveiled a new family of cell-extender products at the Personal Communications Showcase, PCS `97, during September. These cell-extender products--repeaters, power amplifiers and tower-top amplifiers--are aimed at personal communications services (PCS) applications to increase the geographic coverage of existing cells for service providers. The repeater system, based on our proprietary ultralinear GaAs components, is undergoing testing for FCC Part 24 compliance. These tests should complete during the first quarter of 1998 and we are anticipating shipping by the second half of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Government Electronics

         Third-quarter revenues were over $29 million, compared to $25 million for the same period last year. Orders were strong for the third quarter of 1997, totaling $36 million, compared to $31 million for the same period last year. Backlog at the end of the third quarter totaled approximately $102 million.

         As we mentioned earlier, once the divestiture of the company's Palo Alto based Government Electronics business is completed, we intend to combine the remaining East Coast communications intelligence receivers operation into the Wireless Communications segment for business segment reporting purposes, restating prior periods, and report the divested Government Electronics business as discontinued operations.

         Third Quarter 1997 Compared to Third Quarter 1996

         Wireless Communications and Government Electronics sales increased 81% and 18%, respectively, while Semiconductor Equipment Group sales decreased 14%, resulting in an overall company increase of 6%. A primary improvement in Wireless Communications sales is in the shipping rate of the PCS converters sold to Lucent Technologies. The decrease in Semiconductor Equipment Group sales is due primarily to the world-wide overcapacity in DRAMs, as we discussed in previous quarters. Gross margins remained flat at about 36%. Selling and administrative expenses as a percentage of sales increased slightly compared to the same period last year but remain within planned levels year-to-date. Research and development expenses decreased from 14% to 12% of sales, remaining slightly below our budget. Research and development activities are now focused on certain new Semiconductor Equipment Group and Wireless Communications products entering the production stage. Operating income was $5.6 million, compared to the $3.9 million operating profit of the same period last year. Due to the above factors, third quarter 1997 net income increased to $3.6 million, compared to $2.8 million reported for the same period in 1996.

         Third Quarter Year-to-Date 1997 Compared to Third Quarter Year-to-Date 1996

         Wireless Communications and Government Electronics sales increased 69% and 13%, respectively, while Semiconductor Equipment Group sales decreased 38%, resulting in an overall company decrease of 16%. By the third quarter last year, we were seeing the drop in semiconductor equipment shipments. Gross margins remained flat at about 35%. Selling and administrative expenses decreased 16%, due mostly to the decreased volume and cost-cutting efforts, but remained flat as a percentage of sales. Research and development expenses decreased from 13% to 12% of sales, remaining within planned levels as the company continues its efforts in developing next generation products for the Semiconductor Equipment Group and Wireless Communications segment. Research and development is budgeted at about 12-1/2% of planned sales for 1997. With our business model of spending 15% of Semiconductor Equipment revenues and 10% of Wireless Communications revenues on R&D, this percentage will increase following the divestiture since the sector we are selling runs with a lower R&D percent of sales than our other businesses. Due to the above factors, net income decreased 5% from $9.6 million in 1996 to $9.2 million in 1997.

         Risks and Uncertainties That May Affect Future Results

         Statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward-looking statements that involve risks and uncertainties that may affect future results, including but not limited to: product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, business cycles, the results of financing efforts, actual purchases under agreements, the effect of the company's accounting policies, U.S. Government export policies, natural disasters and other risks. Future results can differ materially.

                           PART II--OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
         a. A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits. The exhibits are numbered according to
               Item 601 of Regulation S-K. Exhibits incorporated by reference to a prior filing are designated by an asterisk.

         b. No reports on Form 8-K were required to be filed during the quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         WATKINS-JOHNSON COMPANY
                                                         -----------------------
                                                                (Registrant)



Date: October 24, 1997                   By: /s/ W. Keith Kennedy, Jr.
      -----------------                      -----------------------------------
                                                 W. Keith Kennedy, Jr.
                                           President and Chief Executive Officer


Date: October 24, 1997                   By: /s/ Scott G. Buchanan
      -----------------                      -----------------------------------
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