Form 10-K405
period 1997-12-31
WATKINS JOHNSON CO
filed 1998-03-19
CIK 105006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                          Commission file number 1-5631

                             WATKINS-JOHNSON COMPANY
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                   94-1402710
----------------------------------           ----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

       3333 Hillview Avenue,
       Palo Alto, California                            94304-1223
  ----------------------------------         ----------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (650) 493-4141
                       ----------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
----------------------------------     -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

                                                          As of February 9, 1998
Aggregate market value of the voting stock held           ----------------------
  by non-affiliates of the registrant:                         $160,863,000
Number of shares outstanding: Common stock, no par value     8,261,000 shares


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions  of  the   Watkins-Johnson   Company   Notice  of  Annual   Meeting  of
Shareowners--April 18, 1998 and Proxy Statement filed with the commission pursuant to Regulation 14A are incorporated by reference into Part III.

                                     Part I

Item 1.  Business

    (a)  General Development of Business

         Prior  to  1997  the  company  operated  in  three  industry  segments:
         Semiconductor Equipment, Government Electronics and Wireless Communications. During 1997 the company's structure was realigned from operating in three industry segments to a focus on its two high-growth businesses: Semiconductor Equipment and Wireless Communications. In October 1997, the company divested its Government Electronics operations and reported such divestiture as discontinued operations, restating all prior years' continuing operations results. This realignment is more fully discussed in Note 8 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

         Historically the company operated in a number of industry segments. Beginning in 1993, operations were reported as three segments:
         Semiconductor Equipment, Electronics and Environmental Services. At the end of 1994, the Environmental Services unit was divested. In 1995, Watkins-Johnson divided its former Electronics Group, recognizing the two major markets that it served, into the Wireless Communications segment and the Government Electronics segment for reporting purposes.

         No other material reclassifications, mergers or consolidations of the company or its subsidiaries occurred during 1997. Other than in the ordinary course of business and the divestiture of the Government Electronics segment, there were no acquisitions or dispositions of material amounts of assets during the year.

    (b)  Financial Information about Industry Segments

         The company now operates in two industry segments -- Semiconductor Equipment and Wireless Communications. As discussed above, the Government Electronics segment was divested in 1997. Financial information covering these industry segments and the divestiture is included in Note 8 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

    (c)  Narrative Description of Business

         Watkins-Johnson Company is a high-technology corporation specializing in semiconductor-manufacturing equipment and wireless communications products.

         Semiconductor Equipment

         The company's Semiconductor Equipment Group designs, develops and manufactures equipment to deposit thin dielectric films by chemical vapor deposition (CVD), using two fundamental CVD processes: atmospheric-pressure CVD (APCVD) and high density plasma (HDP) CVD. This equipment functions by injecting the gases needed for the reaction over the substrate material.

         The earlier process, atmospheric-pressure CVD (APCVD), accounted for all of the equipment sold in 1997. Under this process, the substrates are transported under the injectors on a continuously moving conveyor belt through a resistance heated muffle. This approach allows high deposition rates with a simpler reactor design yielding higher reliability operation and high wafer throughput. The company markets the APCVD systems as the WJ-999 and the WJ-1000. The WJ-999 and WJ-TEOS999 systems are for production lines using 150-mm (6-inch) semiconductor wafers; they are capable of simultaneous processing of two wafers in parallel. The WJ-1000 is also offered with either hydride or TEOS reactant processes and is specifically designed for high-productivity processing on 200-mm (8-inch) semiconductor processing lines. The company's APCVD process is mostly used in depositing doped oxide films, boro-phosphoro-silicate glass (BPSG) and phosphoro-silicate-glass (PSG), for the initial dielectric layers deposited on the wafers. These initial layers, sometimes termed the premetal dielectric (PMD), are deposited prior to the metal layers which are used to connect the transistors and provide the circuit action. BPSG is a useful dielectric layer since it self-planarizes, offering a smoother surface for the following metal and dielectric layers. The WJ APCVD equipment is well suited for these applications and the company believes it is the PMD equipment market leader.

         The newer process, high density plasma (HDP) CVD, is a variant of plasma-enhanced CVD which uses an RF-induced glow discharge to transfer energy into the reactant gases. This allows the substrate to remain at a lower temperature than in the APCVD process. Improved generators allow higher density of plasmas which will assist the semiconductor industry in the production of future integrated circuits with smaller feature size transistors and conductors. These smaller (0.25 micron and below) features are being accelerated on the new Semiconductor Industry Association's road map for 64 megabit dynamic random access memory (64 Meg DRAM) and smaller chip size sixth generation microprocessors. The company accomplished a major goal in 1997 when it shipped and installed WJ-2000 HDP cluster platforms at two Asian locations. The company is making good progress with the high-density plasma (HDP) equipment with several customers in Asia and received acceptance of an additional beta-site placement for 1998. The ability of the 200-mm HDP system to perform superior intermetal-dielectric (IMD) deposition and shallow-trench isolation (STI) processes is of keen interest to the customers evaluating the system.

         Single-wafer processing at 300 mm will be required for new fabrication facilities and Watkins-Johnson is completing development of a variant of its scalable cluster platform to perform premetal dielectric (PMD), IMD, and STI deposition on these large wafers. The equipment--called the WJ-3000 system--is expected to begin running customer samples during 1998. Market researchers expect that a number of fabrication facilities will be operating developmental and pilot 300-mm lines by the year 2000.

         Not only is WJ concentrating on employing its equipment to perform new CVD processes, the company is also diligently working to perfect its handling of new materials. As integrated-circuit designers employ smaller geometries and multiple layers to address future performance requirements, materials with improved dielectric performance--called low-k--are being employed in new devices. Also, better conducting metals--like copper--are being introduced to the production process. Customer sample runs of low-k dielectric films are scheduled for 1998. Future equipment must be compatible with these processes, and WJ is collaborating with other companies to ensure that compatibility.

         As chip complexity increases, additional metal layers are required to provide the circuit connections. Another growing market for dielectric deposition equipment is inter-metal dielectric (IMD) deposition used for insulation between the metal layers. The development of the new WJ-2000 HDP equipment is aimed specifically at this market. WJ's APCVD equipment is not intended to compete for the IMD market since the lower temperature required is technically challenging for good films. Thus, success in the IMD market would nearly double the company's served available market. Additionally, the IMD equipment market is forecast to grow more rapidly than the PMD equipment market.

         The smaller and smaller feature sizes used in the construction of integrated circuits are opening a new application for the WJ APCVD equipment. Small feature sizes allow smaller transistors to be defined and for them to be located closer together in the circuits. The desired packing density is making the naturally grown LOCOS (local oxide separation) step to become difficult. The LOCOS step can be replaced with a STI (shallow trench isolation) approach using CVD. WJ's APCVD process is competitive for this newer step. The company is finding high interest in WJ equipment for STI applications. Both the atmospheric pressure (AP) systems and the cluster-tool HDP are candidates.

         Sales in the Semiconductor Equipment segment were 64% of consolidated sales in 1997 and 78% in 1996 and 1995. Over the last three years the company has changed its mode of selling and servicing semiconductor equipment. In place of a network of manufacturers' representatives and distributors, the company established a direct sales and service force world-wide to better serve its customers. Currently, the company has direct offices in the United States, Korea, Taiwan, Singapore, Japan and Europe. Near the end of 1996, the Semiconductor Equipment Group completed construction of a new headquarters and technology center in Japan.

         The major market for the CVD equipment is the semiconductor industry where the equipment is used to deposit thin films of doped and undoped silicon dioxide used in the making of integrated circuits. The company's APCVD process is highly productive and offers an attractive cost of ownership. The equipment is sold world-wide to major semiconductor manufacturers, especially to those engaged in high-volume integrated circuit manufacturing. Customers include both firms that manufacture and sell their own products and semiconductor foundry firms that contract manufacturing services to "fabless" companies. As such the company's equipment is used in the manufacture of all types of integrated circuits, from logic circuits to semiconductor memory chips. Although there are many such customers, a majority of the integrated circuits world-wide are produced by approximately 20 companies, with roughly two-thirds of the business outside the United States. NEC (through Marubeni Hytech, the company's Japanese distributor), Hyundai Electronics Ind. Co. Ltd. and Samsung Pacific International Inc. are significant customers of the segment. There are several domestic and international competitors (some of whom are larger than the company) and competition is intense. In meeting the competition, emphasis is placed on selling quality products with good technical performance and operational reliability with a competitive cost of ownership. The company's growing global customer-support network is a possible competitive advantage.

         The Semiconductor Equipment Group's business depends upon the planned and actual capital expenditures of the semiconductor manufacturers, who react to the current and anticipated market demand for integrated circuits. This demand had been growing dramatically over the years from 1992 through 1995, however in 1996 its history of cyclical variations returned with a market downturn which has persisted through 1997. That downturn was exacerbated in the fourth quarter of 1997 by financial-system collapses and currency devaluations in Asia, the company's principal overseas market region for capital equipment.
         Although the cyclical growth trend of the semiconductor integrated circuits business is expected to return, it is recognized that the semiconductor equipment business can vary rapidly in response to customer demand. Following placement of orders, customers frequently seek either faster or delayed delivery, based on their changing needs. Uncertainty increases significantly when projecting product demand in the future.

         Wireless Communications

         This business segment serves original equipment manufacturers (OEM) in the rapidly growing market for wireless communications equipment. The company's long-time leadership as a microwave-electronics manufacturer and its historic strength in space communications components provide a competitive advantage in offering unique solutions to requirements for wireless network communications.

         The company has entered two wireless communications business areas paralleling the skills it had developed as a former defense-electronics supplier. In the Palo Alto, California facility, the company is producing components and subassemblies for cellular and personal communication services (PCS). At the Gaithersburg, Maryland facility, the company has successfully adapted its communications-intelligence equipment technology to the design and production of low-cost, sensitive receivers and wideband transceivers for base station applications.

         Both of these operations take advantage of the processes, devices and monolithic microwave integrated circuits (MMIC) developed and manufactured in the company's gallium-arsenide (GaAs) foundry. These proprietary devices and circuits perform highly reliable signal-processing functions in the various equipment and have enabled the company to capture programs over its competition. Other strengths the company brings to this marketplace are derived from the skills and technology developed over many years of providing microwave components and communications receivers for defense-electronics applications. The company has mined this technology to take advantage of expected market growth in the wireless communications sector. Substantial research and development efforts are being expended in an attempt to take advantage of projected growth opportunities.

         The group's major technical accomplishment of the year was the completion of the analog version of the Base2(TM) wideband cellular base station design and its successful installation by Telos Engineering, Ltd. in Dalian, China. This installation gives WJ an excellent inroad to future base-station business in China and other foreign markets. Although the initial Base2(TM) installation was an analog system, in early 1998 WJ will introduce its new Base2(TM) MacroCell, the first commercially available dual-mode AMPS/IS-136A software-definable base station for both mobile and fixed-wireless applications. The Base2(TM) MacroCell Base Station System provides a seamless migration path from AMPS to TDMA by handling both protocols in a single base station and by configuring system resources based on user demand.

         The company also is capitalizing on the healthy market for RF components by expanding its gallium-arsenide (GaAs) integrated-circuit fabrication capability and actively marketing WJ-manufactured devices to the wireless industry. Historically, WJ has manufactured GaAs devices for its own use only. These devices offer excellent performance, and an updated and expanded fabrication facility can enable WJ to sell them on the open market at competitive prices. As a way to accelerate the expansion of its integrated-circuit capability, the company at year-end purchased the assets of Samsung Microwave Semiconductor, Inc., whose ultimate parent is Samsung Electronics Company of Seoul, Korea. The company has now begun the gradual transfer of its Palo Alto, California, GaAs and thin-film operations to the newly acquired Milpitas, California facility.

         Sales by the Wireless Communications segment were 36% of consolidated sales in 1997 and 22% in 1996 and 1995. The business is international in scope. Marketing and sales are performed by company direct sales personnel and distributors. Major accounts are handled by direct company sales and service. Components, subassemblies, receivers and transceivers are primarily sold to companies which manufacture base station equipment for various wireless communication carriers. Communications-intelligence receivers and tuners are sold to security agencies of the U.S. and other governments. Although the customer community represents a large business opportunity, the number of individual customers is not large.

         Various regulatory agencies of federal, foreign, state and local governments can affect the wireless communication market dynamics, causing unforeseen ebb and flow of orders and delivery requirements. Domestic and international competition from a number of companies, some of which are much larger than Watkins-Johnson, is intense. The company seeks to win competitions by excellent service and superior technical performance. The group's customer, Lucent Technologies, recognized the excellence of the company's products and services by naming Watkins-Johnson Company its "Supplier of the Year for 1997." WJ seeks to protect its intellectual property by an aggressive patent and trade secret program as indicated below.

         Other Business Items

         Raw materials for the production of semiconductor equipment and wireless communications products are acquired from a broad range of suppliers. Because suppliers are numerous, dependence on any one supplier is kept to a minimum. On occasion, however, the failure of a supplier to deliver key parts can jeopardize the on-time shipment of WJ products. Business operations are not believed to be significantly seasonal.

         With respect to trade receivables from semiconductor equipment systems sales, generally 10% to 20% of the balance is collectible upon acceptance of the equipment by the customer. Except for the use of letters of credit on international sales and negotiated advance or progress payments from customers on long-term contracts there are no other special working capital practices.

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

         Total company backlog at December 31, 1997 was $98,000,000 compared to $152,000,000 at December 31, 1996. The percentage of backlog attributable to the Semiconductor Equipment and Wireless Communications were 39% and 61%, respectively, in 1997, compared to 60% and 40% in 1996. Approximately 93% of all backlog at year-end 1997 is shippable within 12 months, compared to 99% at year-end 1996

         Company-sponsored research and development expense was $50,182,000 in 1997, $53,175,000 in 1996, and $42,656,000 in 1995. Customer-sponsored research and development for the continuing operations was not material in 1997, 1996 and 1995. Customer-sponsored research and development in prior years was performed mostly by the divested Government Electronics segment.

         The company's employment at December 31, 1997 was 1,520. None of the company's employees is covered by a collective-bargaining agreement. The company's relationship with its employees is generally good.

         Environmental issues are discussed in Note 6 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

    (d) Financial Information about Foreign and Domestic Operations and Export Sales.

         Combined export sales and sales from foreign operations accounted for 42% of the company's sales in 1997 and 59% in 1996 and 1995. Assets of foreign operations accounted for 14% and 15% of consolidated totals at December 31, 1997 and 1996, respectively, and were less than 10% for all years prior to 1996. The inherent risks of foreign business are similar to domestic business, with the additional risks of foreign government instability, currency fluctuations, and export license cancellation. A portion of foreign product orders in the Wireless Communications segment requires export licensing by the Department of State prior to shipment. For international shipments for both company business segments, the company purchases forward exchange contracts and/or generally obtains customer letters of credit to reduce foreign currency fluctuation and credit risks. For further information on foreign sales, see Note 8 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

Item 2.  Properties

         Watkins-Johnson Company and subsidiaries conduct their main operations at plants in Palo Alto, San Jose, and Scotts Valley, California and Gaithersburg, Maryland. The sale and exchange of a portion of the company's Palo Alto lease interest was successfully completed in December 1997. About 7 acres at the Palo Alto campus were turned back for consideration. In addition, on December 31, 1997 the company purchased the assets of Samsung Microwave Semiconductor and took over its leased facility in Milpitas, California. Near the end of 1996, the Semiconductor Equipment Group completed construction of a new technology center in Japan.

         At December 31, 1997, there were approximately 698,000 square feet of plant space in California, 175,000 square feet in Maryland, and a 36,000 square foot facility in Kawasaki, Japan. Of the 698,000 square feet of plant space in California, approximately 120,000 square feet is subleased to Stellex Microwave Systems, Inc. for a period of up to three years as part of the divestiture agreement. The space is leased to Stellex at a price which recovers utilities, maintenance and other services, and may be canceled by Stellex giving 6 months notice. Excluding the plant space occupied by Stellex, approximately 85% of the company's available plant space is occupied for the company's operations. The company is pursuing opportunities to realize the market value of its properties while ensuring efficient use of available space. As part of this effort, approximately 15 acres of undeveloped land adjacent to the San Jose facility was sold at the beginning of 1998.

         The Wireless Communications segment utilizes substantially all of the Milpitas, Gaithersburg and remaining Palo Alto facilities. The Scotts Valley, San Jose and Kawasaki facilities house the Semiconductor Equipment Group.

         The Palo Alto and Milpitas facilities, and sales office locations, are leased. Information on long-term obligations is in Note 3 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

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


                                            Executive Officers of the Registrant

                                                                           Officer    Business Experience
Name                            Age     Office Held                        Since      Last Five Years
-------------------------------------------------------------------------------------------------------------------------
Dr. Dean A. Watkins             75      Chairman of the Board              1957       Chairman of the Board
Dr. H. Richard Johnson          71      Vice Chairman of the Board         1957       Vice Chairman of the Board
Dr. W. Keith Kennedy, Jr.       54      President and Chief Executive      1977       President and Chief Executive
                                            Officer                                       Officer
Scott G. Buchanan               46      Vice President and Chief           1989       Vice President and Chief Financial
                                            Financial Officer                             Officer
Dr. Patrick J. Brady            52      Vice President                     1996       President, Semiconductor Equipment
                                                                                          Group; Prior to 1996, Vice
                                                                                          President of Engineering,
                                                                                          Semiconductor Equipment Group
Malcolm J. Caraballo            42      Vice President                     1996       President, Microwave Products
                                                                                          Group; Prior to 1996, Vice
                                                                                          President, Microwave Products
                                                                                          Division
Robert G. Hiller                60      Vice President                     1997       President, Telecommunications
                                                                                          Group, Prior to 1997, Vice
                                                                                          President, Telecommunications
                                                                                          Group, Prior to 1996, Director,
                                                                                          Engineering, Electronics
                                                                                          Equipment Division
Darryl T. Quan                  43      Controller                         1991       Controller
Claudia D. Kelly                57      Secretary                          1996       Secretary; Prior to 1996, Manager,
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

                                     Part II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The company's common stock is principally traded on the New York and Pacific stock exchanges. At December 31, 1997 there were approximately 6,500 shareowners, which included holders of record and beneficial owners. The company expects that comparable cash dividends will continue in the future.

         DIVIDENDS AND STOCK PRICES

1997 Quarters                                           1st       2nd       3rd       4th
-------------------------------------------------------------------------------------------------
Dividends declared per share (in cents)                 12        12        12        12

Stock price                                High         26 7/8    32 3/8    37 1/4    35 3/4
(NYSE-in dollars)                          Low          22 1/8    22 1/4    30 3/4    24 3/16


1997 Quarters                                           1st       2nd       3rd       4th
-------------------------------------------------------------------------------------------------

Dividends declared per share (in cents)                 12        12        12        12

Stock price                                High         44 5/8    36 1/4    28 3/4    28 1/4
(NYSE-in dollars)                          Low          34 1/4    27 1/8    17        17 3/4


Item 6.  Selected Financial Data

(Dollars in thousands,
except per share amounts)                             1997              1996              1995             1994             1993
------------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Sales                                              $   291,271       $   349,119       $   284,335      $   209,330      $   150,303
Net Income (Loss) from
    Continuing Operations                               (3,962)           (1,321)           21,854           19,652           12,382
Basic Net Income (Loss) Per Share
    From Continuing Operations                            (.48)             (.16)             2.75             2.65             1.64
Diluted Net Income (Loss) Per Share
    From Continuing Operations                            (.48)             (.16)             2.49             2.41             1.56
Dividends Per Share                                        .48               .48               .48              .48              .48
Basic Average Common Shares                          8,258,000         8,265,000         7,938,000        7,425,000        7,558,000
Diluted Average Common Shares                        8,258,000         8,265,000         8,776,000        8,153,000        7,925,000

FINANCIAL POSITION
Working Capital                                    $   153,607       $   122,982       $   124,796      $   102,361      $    95,206
Total Assets                                           358,212           293,744           269,565          220,223          206,728
Long-Term Obligations                                   33,234            37,801            20,469           21,332           24,997
Shareowners' Equity                                    220,392           194,711           191,253          149,626          133,888

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Financial Condition and Liquidity

         During 1997, cash and equivalents increased by $118.8 million, from $15.7 million to $134.5 million. Net income for 1997 was $32.9 million, while net cash provided by operations was $57.1 million. Net income was $3.0 million and net cash provided by operations was $13.8 million in 1996, and net income was $31.4 million and net cash provided by operations was $12.8 million in 1995. For 1997, net cash provided by operating activities differed from net income for the period primarily because of increases for: depreciation and amortization charges of $13.1 million, $26.9 million of accounts receivables collections and $39.6 million in non-cash increases in accruals and payables; and decreases for: a $10.5 million net change in deferred taxes, $36.9 million for the gain and net income of discontinued operations (discussed below) and $11.2 million for net cash used by discontinued operations. For 1996, net cash provided by operating activities differed from net income for the period primarily because of increases for: depreciation and amortization charges of $9.0 million, net changes in inventory of $16.9 million and provisions for warranties and losses on contracts of $6.7 million; and decreases for: a $3.3 million net change in deferred taxes, $4.4 million and $2.2 million for the net income and cash used by discontinued operations, respectively, and $4.5 million and $4.3 million for net changes in receivables and accruals and payables, respectively. For 1995, net cash provided by operating activities differed from net income for the period primarily because of increases for: depreciation and amortization charges of $7.3 million, net changes in accruals and payables of $9.1 million and $25.7 million in net cash provided by discontinued operations; and decreases for: the net income of discontinued operations of $9.6 million, and $12.8 million and $35.6 million for net changes in receivables and inventory, respectively.

         Net cash provided by investing activities was $67.9 million in 1997 compared to net cash used by investing activities of $53.1 million and $23.4 million in 1996 and 1995, respectively. In 1997, the company received proceeds of $77.9 million and $8.5 million from the sale of discontinued operations and asset retirements, respectively, offset in part by investments of $22.2 million in new capital equipment. Cash used for investing activities in 1996 and 1995 was primarily for capital expenditures.

         The company used $7.0 million in financing activities in 1997 compared to cash provided by financing activities of $20.4 million and $10.7 million in 1996 and 1995, respectively. The company reactivated its stock repurchase program during the first quarter of 1997 and during the year repurchased 204,200 shares of its common stock for $5.7 million which was partially offset by $2.8 million in proceeds from stock option exercises. The goal is to repurchase approximately the same number of shares added by the exercise of options. During 1997, the company paid approximately $4 million in dividends. The primary source of cash provided by financing activities in 1996 was long-term borrowings of about $20 million for the purchase and construction of a new facility in Japan for the company's Semiconductor Equipment Group, while the primary source of cash provided by financing activities in 1995 was proceeds from stock option exercises.

         At December 31, 1997, the company's principal source of liquidity consisted of $134.5 million in cash and cash equivalents. The company has arrangements with several banks to provide a $50,000,000 unsecured credit facility. This facility expires on December 8, 1998. During 1997, the company incurred no borrowings under this credit facility. Because of the operating loss reported in the fourth quarter of 1997 the company is not in compliance with certain terms under this credit facility. The company is coordinating with its banks to re-establish a compliant condition. Management does not anticipate any significant near term borrowing requirements and does not expect the current noncompliance condition to materially affect the company's liquidity or financial position for 1998. From time to time the company may enter into certain long-term borrowing arrangements with financial lending institutions for capital acquisitions of property, plant and equipment. At December 31, 1997, long-term borrowings consisted of two unsecured loans used for the company's land, building and equipment located in Kawasaki, Japan. The loans are denominated in Yen, of which approximately $6.6 million is amortizable in monthly installments through the year 2011, bears interest at 2.5%, and approximately $12 million requires a balloon payment due in the year 2006 and bears interest at 3.1%, payable semiannually. At December 31, 1997 there were no material commitments for capital expenditures.

         Current Operations and Business Outlook

         On October 31, 1997, the company completed the sale of its Palo Alto, Calif.-based Tactical Subsystems and Microwave Devices sectors to an affiliate of Mentmore Holdings Corporation for consideration of $103 million, consisting mostly of cash. The sale resulted in a pre-tax gain of approximately $49.9 million. The divested businesses now operate as Stellex Microwave Systems, Inc. (Stellex). In connection with the sale, the company transferred approximately $77 million of Government Electronics and Wireless Communications backlog to Stellex. Stellex remains a WJ customer for GaAs devices and thin-film substrates. The divestiture enables Watkins-Johnson to concentrate its resources on two chosen areas of technology: semiconductor-manufacturing equipment and wireless-infrastructure products.

         In the fourth quarter of 1997 the company elected the early adoption of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131), and restated its reportable business segments accordingly. Prior to the adoption of SFAS 131, the company reported operations in three industry segments: Semiconductor Equipment, Wireless Communications, and Government Electronics. The former Government Electronics segment was redefined according to SFAS 131 to consist of the business sectors sold to Stellex as described above. The divested business is reported as discontinued operations in the financial statements. For further information regarding discontinued operations and business segments, see Note 8 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

         For 1997, the company reported sales and a net loss from continuing operations of $291.3 million and $4.0 million, respectively. The company ended the year with $98 million of backlog for the continuing business compared to $152 million last year. The current backlog excludes $19 million in semiconductor equipment backlog from Korea which has been removed from the backlog until adequate financial terms can be worked out. Comparative 1996 sales and net loss from continuing operations were $349.1 million and $1.3 million, respectively.

         The sale and exchange of a portion of the company's Palo Alto lease interest was successfully completed in December 1997. About 7 acres at the Palo Alto campus were turned back for consideration, resulting in a $7.6 million pre-tax gain reflected as "Gain on real property" in the statement of operations. As part of the deal the company was able to extend the lease so that the remaining 16 acres are available for over 50 years without lease payments.

         Looking forward, long-term growth for the continuing businesses appears bright. The semiconductor equipment business is a cyclical business. The company anticipates that overall revenues in calendar year 1998 will experience a slight decrease as the anticipated decline of the semiconductor equipment business will more than offset the growth expected in the wireless business. Even with heavy investment for research and development, the Wireless Communications segment is expected to make a profit. However, those Wireless profits are not expected to overcome the losses anticipated in the Semiconductor Equipment Group. In any event, the 1998 profitability of WJ will come from the net interest on cash and the land sale in San Jose, which is discussed below.

         Semiconductor Equipment Group

         Sales of semiconductor equipment in 1997 amounted to $186 million, down 32 percent from the $272 million recorded in 1996. The book-to-bill for the fourth quarter was only 0.7-to-1 as a result of events relating to Korea. Orders were $32 million during the fourth quarter of 1997, which were flat with the third quarter's $32 million, but were down compared to the $78 million of last year's fourth quarter. These order rates mean that the group is below the long-term goal of a 5-month backlog. At this level, the company is able to service the order requirements of its customers rapidly, and they continue to take advantage of the shorter lead time. This business segment is entering 1998 with a backlog totaling approximately $38 million.

         The worldwide oversupply of memory devices continued throughout 1997, prompting DRAM manufacturers to expedite their transition to smaller-geometry devices. The overall capital-equipment market remained flat. Because the company's installed CVD equipment was adaptable to the production of the newer-generation memory devices, the company did not benefit from the retooling undertaken during the year. The general market weakness was exacerbated at year-end as the magnitude of the Asian economic crisis began to unfold, and IMF spending restrictions increased the uncertainty surrounding any near-term business prospects from Asian customers. As a result, the company took certain actions in the fourth quarter of 1997 to minimize its financial exposure. The company deferred shipment and revenue recognition with certain Asian customers, and the business is being sized to reflect these market changes. This resulted in certain non-performing assets being written off which consist primarily of inventory, capital assets and a small lease commitment in Scotts Valley, California. The effect of these actions resulted in a pre-tax impact of approximately $17 million during the fourth quarter of 1997. The group is reviewing its worldwide infrastructure to reduce cost while still maintaining quality service to its customers. The group is taking steps to insure that research and development spending will result in higher potential for certain projects, while other projects are to be either reduced or delayed. In spite of these actions, fixed costs and what are considered to be necessary development expenses will probably make the group unprofitable in 1998 due to the lower anticipated revenues.

         The company continues to believe the long-range industry forecasts for the semiconductor industry remain bright. Current semiconductor integrated circuit demand appears to be increasing in dollar terms over last year. However, the industry is still in an overcapacity situation and is purchasing less capital equipment. Unfortunately, the near-term orders picture is lower than 1997's average run rate of about $47 million per quarter.

         Wireless Communications

         Wireless-communications sales in 1997 totaled $105 million, a 36-percent increase over the prior year's comparable $77 million for this segment (as restated for the adoption of SFAS 131). Orders for the fourth quarter 1997 totaled approximately $36 million, compared to $31 million for the same period last year, and $22 million for the third quarter of 1997. The business segment is entering 1998 with a backlog totaling approximately $60 million.

         The segment achieved exceptional revenue growth during 1997 as its radio-frequency assemblies for cellular and PCS systems gained widespread acceptance. Orders were good for the CDMA and TDMA assemblies, which are produced for Lucent Technologies. The company believes that a good shipment rate will continue throughout 1998 for these assemblies. The company is gaining business at other wireless OEMs and is beginning to receive additional orders for volume GaAs parts.

         On December 31, the company purchased the assets of Samsung Microwave Semiconductor, and its gallium-arsenide semiconductor business. Although the company picked up a small amount of business, the primary reason for this acquisition was the in-process technology and equipment. Significant additional work will be necessary to successfully bring these products to market. The acquisition resulted in a $5.0 million pre-tax charge against operations consisting principally of in-process R&D. The acquisition of the Samsung facility and its GaAs capability enables the segment to expand its existing capacity.

         In 1997, the company completed its Base2TM cellular base station design and the system was successfully installed in Dalian, China, by Telos Engineering, Ltd. as part of its Sonata Wireless Telecommunications System. There are several good opportunities for this equipment in other Chinese cities and in South and Central America where the company is supporting the work of its system integrator customers. Hopes for major U.S. business for the Base2TM system did not come to fruition when the customer was unable to get their major supplier to open their switching specification to WJ. The company is re-emphasizing the international marketing of the system. International customers seem more willing to work with the open-systems switches. The company is hopeful that these opportunities will materialize into orders in 1998.

         1997 Compared to 1996

         Wireless Communications sales increased 36% while Semiconductor Equipment Group sales decreased 32%, resulting in an overall company decrease of 17%. By the third quarter of 1996, the company began to experience the drop in semiconductor equipment shipments. Gross margins decreased from 34% to 32.5%. Gross margins in 1997 include the effects of $15 million in fourth quarter Semiconductor Equipment Group write-offs discussed above, compared to 1996 which included nearly $20 million in write-offs due mostly to slow-moving inventory and some termination costs. Selling and administrative expenses decreased 12%, due mostly to the decreased volume and cost-cutting efforts, but increased slightly as a percentage of sales. Excluding a write-off of $4.6 million for in-process research and development connected with the Samsung GaAs acquisition, research and development expenses remained relatively flat as a percentage of sales. Interest income increased $1.4 million over the prior year due to the increase in cash and cash equivalents. Other income decreased due primarily to about $1.4 million in foreign currency translation losses in 1997 from the company's Southeast Asian subsidiaries. The sale and exchange of a Palo Alto lease interest was successfully completed in 1997, resulting in a $7.6 million pre-tax gain reflected as "Gain on real property" in the consolidated financial statements. The effective tax rate for federal, state and foreign income taxes on continuing operations resulted in a tax benefit rate of about 43% compared to 37% in 1996. The 43% tax benefit rate resulted mostly from the effect of the operating loss with positive benefits from export sales and research credits, which were offset by taxes incurred by foreign operations. Due to the above factors, the net loss from continuing operations increased from $1.3 million for 1996 to about $4.0 million for 1997. Including the after tax gain on the disposition and results of discontinued operations, net income increased from $3.0 million for 1996 to $32.9 million for 1997.

         1996 Compared to 1995

         Semiconductor Equipment Group sales and Wireless Communications sales both increased 23% over the prior year. Gross margins decreased from 46.2% to 34% due mostly to slow-moving inventory write-offs and termination costs totaling nearly $20 million and an increased fixed cost base associated with early 1996 expansion efforts in anticipation of increased business by the Semiconductor Equipment Group. Although selling and administrative expenses decreased as a percentage of sales, due mostly to cost cutting efforts and lower foreign sales commissions resulting from direct sales efforts, 1996 expenses were slightly higher due to the increased volume and infrastructure development. Research and development expenses remained flat at about 15% of sales due to continuing efforts to develop next-generation products for both the semiconductor equipment and wireless communications segments. Interest expense increased over 1995 due to long-term borrowings. Other income decreased as 1995 results included $1.3 million from a favorable insurance settlement for certain environmental expenditures. The effective tax rate for federal, state and foreign income taxes on continuing operations resulted in a tax benefit rate of 37% in 1996 compared to a 28.5% tax expense rate in 1995. The 37% tax benefit rate resulted mostly from the effect of the operating loss with positive benefits from export sales and research credits, which were offset by taxes incurred by foreign operations. Due to the above factors, results of continuing operations decreased from income of $21.9 million for 1995 to a loss of $1.3 million for 1996. Including the results of discontinued operations, net income decreased from $31.4 million for 1995 to $3 million for 1996.

         Subsequent Events

         In January 1998, the company sold approximately 15 acres of undeveloped land adjacent to its San Jose, California, facility for a net sales price of about $16 million, resulting in a pre-tax gain of approximately $15 million. The transaction will be reported in the company's results for the first quarter ending March 27, 1998.

         Year 2000 Computer Software Conversion

         The company regularly updates its information systems capabilities, and has evaluated all significant computer software applications for compatibility with the year 2000. With the system changes implemented to date and other planned changes, the company anticipates that its computer software applications will be compatible with the year 2000. Expenditures specifically related to software modifications for year 2000 compatibility are not expected to have a material affect on the company's operations or financial position. However, the company is dependent on numerous vendors and customers which may incur disruptions as a result of year 2000 software issues. Accordingly, no assurance can be given that the company's results of operations will not be impacted by this industry-wide issue.

         Risks and Uncertainties That May Affect Future Results

         Statements in this Annual Report, including this "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward-looking statements. The words "expect", "anticipate", "looking forward" and other similar expressions are intended to identify forward-looking statements that involve risks and uncertainties that may cause actual results to differ materially from those expressed. Such risks and uncertainties include, but are not limited to: product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, business cycles, the results of financing efforts, actual purchases under agreements, the effect of the company's accounting policies, U.S. Government export policies, geographic concentrations, natural disasters and other risks.

Item 7A. Quantitive and Qualitative Disclosures About Market Risks.

         Disclosures under this item are not required for the current year.

Item 8.  Financial Statements and Supplementary Data


                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                              Year Ended December 31
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)                                 1997                1996                  1995
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                                         $   291,271          $   349,119          $   284,335
------------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
    Cost of goods sold                                                            196,675              230,556              153,080
    Selling and administrative                                                     58,696               66,687               60,114
    Research and development                                                       50,182               53,175               42,656
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  305,553              350,418              255,850
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                                     (14,282)              (1,299)              28,485

Other income (expense):
    Interest income                                                                 2,198                  789                2,400
    Interest expense                                                               (1,425)              (1,574)                (873)
    Other income (expense)--net                                                    (1,062)                 (12)                 552
    Gain on real property (Note 3)                                                  7,609
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before
    federal, state and foreign income taxes                                        (6,962)              (2,096)              30,564
Federal, state and foreign income tax credits (expense)                             3,000                  775               (8,710)
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                                           (3,962)              (1,321)              21,854
Discontinued operations (Note 8):
    Income from discontinued operations, net of taxes                               7,210                4,355                9,574
    Gain on disposition, net of taxes                                              29,677
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                    $    32,925          $     3,034          $    31,428
====================================================================================================================================

Basic per share amounts:

    Income (loss) from continuing operations                                  $      (.48)         $      (.16)         $      2.75
    Income from discontinued operations                                               .87                  .53                 1.21
    Gain on disposition of discontinued operations                                   3.60
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                    $      3.99          $       .37          $      3.96
====================================================================================================================================
Basic average common shares                                                     8,258,000            8,265,000            7,938,000

Diluted per share amounts:

    Income (loss) from continuing operations                                  $      (.48)         $      (.16)         $      2.49
    Income from discontinued operations                                               .87                  .53                 1.09
    Gain on disposition of discontinued operations                                   3.60
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                    $      3.99          $       .37          $      3.58
====================================================================================================================================
Diluted average common shares                                                   8,258,000            8,265,000            8,776,000

                                           See notes to consolidated financial statements.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                     December 31
--------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)           1997          1996
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
      Cash and equivalents                               $ 134,462    $  15,702
      Receivables (net of allowance for doubtful
           accounts of $3,176 in 1997 and
           $747 in 1996)                                    45,690       73,217
      Inventories:
           Finished goods                                    9,283        3,105
           Work in process                                  18,519       24,000
           Raw materials and parts                          18,873       23,153
      Deferred income taxes                                 24,830       14,395
      Net assets of discontinued operations (Note 8)                     25,717
      Other                                                  6,536        4,925
      --------------------------------------------------------------------------
      Total current assets                                 258,193      184,214
      --------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT:
      Land                                                  12,102       13,075
      Buildings and improvements                            55,155       54,035
      Plant facilities, leased                              11,012       13,060
      Machinery and equipment                              100,526      106,648
      --------------------------------------------------------------------------
                                                           178,795      186,818
      Accumulated depreciation and amortization            (82,382)     (88,348)
      --------------------------------------------------------------------------
      Property, plant and equipment--net                    96,413       98,470
      --------------------------------------------------------------------------

OTHER ASSETS:
      Net assets of discontinued operations (Note 8)                      4,100
      Other                                                  3,606        6,960
      --------------------------------------------------------------------------
      Total other assets                                     3,606       11,060
--------------------------------------------------------------------------------
                                                         $ 358,212    $ 293,744
================================================================================

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                   $  16,188    $  16,560
      Accrued expenses                                      23,209       10,362
      Advances on contracts                                  1,867        1,432
      Provision for warranties and losses on contracts      15,898       14,478
      Payroll and profit sharing                            15,825       10,094
      Income taxes                                          31,599        8,306
      --------------------------------------------------------------------------
      Total current liabilities                            104,586       61,232
      --------------------------------------------------------------------------

LONG-TERM OBLIGATIONS                                       33,234       37,801
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 6)

SHAREOWNERS' EQUITY:
      Preferred stock, $1.00 par value--authorized
         and unissued, 500,000 shares
      Common stock, no par value--authorized,
         45,000,000 shares; outstanding: 1997,
         8,261,036 shares; 1996, 8,329,248 shares           40,631       38,998
      Retained earnings                                    179,761      155,713
      --------------------------------------------------------------------------
      Total shareowners' equity                            220,392      194,711
--------------------------------------------------------------------------------
                                                         $ 358,212    $ 293,744
================================================================================

                 See notes to consolidated financial statements.

                                       WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

                                                                                                              Total
                                                          Common Stock                                       Share-
(Dollars in thousands,                               -----------------------             Retained           owners'
except per share amounts)                            Shares          Dollars             Earnings            Equity
-------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995                          7,576,471          $20,279             $129,347          $149,626
      Net income for 1995                                                                  31,428            31,428
      Dividends declared--$.48 per share                                                   (3,829)           (3,829)
      Stock option transactions                     547,584           14,028                                 14,028
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                        8,124,055           34,307              156,946           191,253
      Net income for 1996                                                                   3,034             3,034
      Dividends declared--$.48 per share                                                   (3,973)           (3,973)
      Stock option transactions                     205,193            4,691                                  4,691
      Cumulative translation adjustments                                                     (294)             (294)
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                        8,329,248           38,998              155,713           194,711
      Net income for 1997                                                                  32,925            32,925
      Dividends declared--$.48 per share                                                   (3,974)           (3,974)
      Stock option transactions                     135,988            2,778                                  2,778
      Repurchase of common stock                   (204,200)          (1,145)              (4,602)           (5,747)
      Cumulative translation adjustments                                                     (301)             (301)
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                        8,261,036       $   40,631           $  179,761       $   220,392
===================================================================================================================

                                   See notes to consolidated financial statements.

                                     WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Year Ended December 31
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                      1997             1996              1995
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

      Net income                                                        $ 32,925         $  3,034          $ 31,428
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                  13,112            8,996             7,341
           Gain on disposal of property, plant and equipment              (3,513)
           Deferred income taxes                                         (10,470)          (3,280)             (785)
           Results of discontinued operations and
               gain on disposal                                          (36,887)          (4,355)           (9,574)
           Net changes in:
               Receivables                                                26,897           (4,506)          (12,819)
               Inventories                                                 3,364           16,877           (35,636)
               Other assets                                                1,584           (1,752)           (1,733)
               Accruals and payables                                      39,635           (4,257)            9,127
               Advances on contracts                                         435           (1,114)           (1,926)
               Provision for warranties and losses on contracts            1,420            6,688             2,498
               Environmental remediation                                    (198)            (327)             (817)
-------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by continuing operating activities         68,304           16,004           (12,896)
           Net cash provided (used) by discontinued operations           (11,180)          (2,181)           25,670
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                           57,124           13,823            12,774
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

      Additions of property, plant and equipment                         (22,177)         (48,303)          (23,366)
      Restricted plant construction funds                                  3,738           (3,738)
      Proceeds from sale of discontinued operations                       77,884
      Proceeds on asset retirements and other                              8,475           (1,070)              (35)
-------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by investing activities                    67,920          (53,111)          (23,401)
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:

      Long-term borrowings                                                 1,642           20,241
      Payments on long-term borrowings                                    (1,132)            (135)             (112)
      Proceeds from issuance of common stock                               2,778            4,691            14,028
      Repurchase of common stock                                          (5,747)
      Dividends paid                                                      (3,974)          (3,973)           (3,829)
      Other                                                                 (531)            (390)              627
-------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by financing activities                    (6,964)          20,434            10,714
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
      Effect of exchange rate changes on cash                                680
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents                          118,760          (18,854)               87
Cash and equivalents at beginning of year                                 15,702           34,556            34,469
===================================================================================================================
Cash and equivalents at end of year                                     $134,462         $ 15,702           $34,556
===================================================================================================================

                                   See notes to consolidated financial statements.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                                          Year Ended December 31
--------------------------------------------------------------------------------
(Dollars in thousands)                              1997       1996       1995
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Other cash flow information:
--------------------------------------------------------------------------------
Income taxes paid-net of refunds                   $ 3,143    $ 5,700   $ 5,828
Interest paid                                        1,389      1,574       872
--------------------------------------------------------------------------------
Noncash investing and financing activities:
--------------------------------------------------------------------------------
Noncash effect on "Property, Plant and
   Equipment" and "Other Assets" due to a
   plant held for sale in 1994 and returned
   to service in 1995.  Plant  transferred at
   book value which is below market.                                    $(5,107)
--------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation--The consolidated financial statements include those of the company and its subsidiaries after elimination of intercompany balances and transactions. In 1997, the company disposed of its Government Electronics operating segment which has been reported as discontinued operations, as described more fully in Note 8.

Cash Equivalents--Cash equivalents consist of municipal bond funds and commercial paper acquired with remaining maturity periods of 90 days or less and are stated at cost plus accrued interest which approximates market value. Year-end cash and cash equivalents totaled $134.5 million and $15.7 million in 1997 and 1996, respectively. The company's investment guidelines limit investments with a single issuer, which is not the U.S. Government or any agency thereof, to the greater of $5,000,000 or 10 percent of the investment portfolio.

Inventories--Inventories are stated at the lower of cost, using first-in, first-out and average-cost basis, or market. Cost of inventory items is based on purchase and production cost. Long-term contract costs and selling and administrative expenses are excluded from inventory. Progress payments are not netted against inventory.

Property, Plant and Equipment--Property, plant and equipment are stated at cost. Provision for depreciation and amortization is primarily based on the straight-line and sum-of-the-years'-digits methods. Leases which at inception assure the lessor full recovery of the fair market value of the property over the lease term are capitalized and amortized over the lease term in accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases." The provisions of this Statement derive from the view that a lease that transfers substantially all of the benefits and risks incidental to ownership should be accounted for as the acquisition of an asset and the incurrence of an obligation by the lessee.

Revenue Recognition--Revenues, from other than long-term contracts, are recorded upon shipment or completion of tasks as specified in the contract. Estimated product warranty costs are accrued at the time of shipment. Sales and allowable fees under cost-reimbursement contracts are recorded as costs are incurred. Long-term contract sales and cost of goods sold are recognized using the percentage-of-completion method based on the actual physical completion of work performed and the ratio of costs incurred to total estimated costs to complete the contract. Any anticipated losses on contracts are charged to earnings when identified.

Foreign Currency Translation--The functional currency for all foreign operations is the U.S. dollar with the exception of the company's subsidiary located in Japan which uses the local functional currency. Gains or losses, which result from the process of remeasuring foreign currency financial statements and transactions into U.S. dollars, are generally included in net income. For the Japanese subsidiary, the cumulative translation adjustments are recorded directly in retained earnings. For 1997 the company incurred a net translation loss of approximately $1.4 million resulting primarily from its Southeast Asian subsidiaries and is included in "Other income (expense)-net" in the Consolidated Statements of Operations. Translation gains or losses are not material for any prior years presented.

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

Income Taxes--The consolidated statements of operations include provisions for deferred income taxes using the liability method for transactions that are reported in one period for financial accounting purposes and in another period for income tax purposes. Prior to 1997 state and local income taxes were included in selling and administrative expenses. State taxes for 1996 and 1995 have been reclassified to conform to the 1997 presentation.

Per Share Information--Net income per share is computed using the basic and diluted weighted average number of common shares outstanding during the year in accordance with the recently issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." Basic net income per share excludes dilution and is computed using the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (dilutive stock options) were exercised or converted into common stock. Per share amounts for prior periods have been restated in accordance with SFAS 128.

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

Stock-Based Compensation--The company continues to account for stock-based compensation granted to employees and directors under the intrinsic value method as defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Business Segment Reporting--The company has elected the early adoption of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement requires certain expanded disclosures about operating segments and requires that an enterprise's operating segments be determined in the manner in which management operates the business. Specifically, financial information is to be reported on the basis that is used internally by the chief operating decision maker in making decisions related to resource allocation and segment performance.

Recently Issued Accounting Standard--In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS
130), "Reporting Comprehensive Income." This Statement is effective for fiscal years beginning after December 15, 1997. The company will be required to comply with the provisions of this standard in 1998. The company has not assessed the effect that this new standard will have on its consolidated financial statements and or disclosures.

Reclassification--Certain amounts for 1996 and 1995 have been reclassified to conform to the 1997 presentation.


2.       FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and equivalents, receivables, and financial instruments used in hedging transactions. The company invests in a variety of financial instruments such as commercial paper and municipal bond funds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. Concentration of credit risk with respect to trade receivables is limited due to the variety of customers and market segments into which the company's products are sold, as well as their dispersion across geographic areas. The company maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

The carrying value of cash and equivalents, receivables, accounts payable and short-term notes payable are a reasonable approximation of their fair market value due to the short-term maturities of those instruments. The carrying value of the company's long-term debt approximates fair value based on the interest rates currently available to the company for long-term debt with similar terms as those borrowings of the company. Considerable judgment is required in interpreting market data to develop estimates of fair value, so these estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

The company is a party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to fluctuations in foreign exchange rates. At December 31, 1997 and 1996, the company had forward exchange contracts to sell Japanese Yen with a market value of approximately $12.4 million and $17.9 million, respectively, for a contract amount of $12.8 million and $19.6 million, respectively. These contracts mature within one year. The market value of forward exchange contracts were obtained from published foreign exchange market rates. The company's risk in these contracts is the cost of replacing, at current market rates, these contracts in the event of default by the other party. Management believes the risk of incurring such losses is remote as the contracts are entered into with major financial institutions.


3.       LONG-TERM OBLIGATIONS AND LINES OF CREDIT

Long-term obligations, excluding amounts due within one year, consist of the following at December 31:

(in thousands)                                           1997              1996
--------------------------------------------------------------------------------
Long-term borrowings                                    $18,630          $20,241
Deferred compensation                                     1,977            2,360
Environmental remediation                                 7,437            7,635
Long-term leases                                          5,190            7,565
--------------------------------------------------------------------------------
Total                                                   $33,234          $37,801
================================================================================


The current portion of long-term obligations is included in current liabilities. The expected maturity amounts are as follows: 1998, $4,145,000; 1999, $2,050,000; 2000, $2,040,000; 2001, $1,080,000; 2002, $1,200,000; thereafter,
$26,864,000.

Long-term Borrowings--Consists of two unsecured loans used for the company's land, building and equipment located in Kawasaki, Japan. The loans are denominated in Yen. Approximately $6.6 million is amortizable in monthly installments through the year 2011, which bears interest at 2.5%. Approximately $12 million requires a balloon payment due in the year 2006, which bears interest at 3.1%, payable semiannually.

Deferred   Compensation--The   company   has   several   nonqualified   deferred
compensation and bonus plans covering selected members of management and key technical employees. The purpose of these plans is to reward and encourage talented employees to remain with the company. Such amounts are payable in accordance with various fixed payment schedules.

Environmental Remediation--As discussed in Note 6, the company is obligated to remediate groundwater contamination at its Scotts Valley and Palo Alto, California, facilities. The portion expected to be paid within one year is included in current liabilities.

3.       LONG-TERM OBLIGATIONS AND LINES OF CREDIT (continued)

Leases--Certain long-term leases for plant facilities are treated as capital leases for financial statement purposes. The leases expire during the years 2014 to 2029. Renewal options provide for lease extensions in which the leases expire during the years 2029 to 2056. The company also has noncancellable operating leases for plant facilities and equipment expiring through the year 2004. These leases may be renewed for various periods after the initial term.

During 1997 the company exchanged a portion of its subleasehold interest at its Palo Alto, California, facility for consideration consisting of cash and the sublessor's leasehold rights in the remaining parcels under the lease. The exchange resulted in a pretax gain of $7.6 million which is reported in the 1997 Consolidated Statements of Operations as "Gain on real property." The terms of this lease now provide for no lease payments through the year 2029 with a nominal bargain renewal option extending the terms through the year 2056. The other Palo Alto lease provides for below market lease payments through the year 2014 with a renewal option extending the lease to the year 2029.

Payment obligations under existing capital and operating leases as of December 31, 1997 are as follows:

                                                    Capital       Operating
(in thousands)                                      Leases         Leases
---------------------------------------------------------------------------
Lease payments:
      1998                                         $    635         $1,206
      1999                                              635            808
      2000                                              635            636
      2001                                              635            547
      2002                                              635            121
      Remaining years                                 7,457            108
---------------------------------------------------------------------------
Total                                                10,632         $3,426
Imputed interest                                     (5,294)        ======
------------------------------------------------------------
Present value of lease payments
  (including current portion of $148)              $  5,338
============================================================


Rent expense included in continuing operations for property and equipment relating to operating leases is as follows:

(in thousands)                           1997           1996           1995
----------------------------------------------------------------------------
Real property                           $2,446         $2,384         $1,195
Equipment                                1,041            782            502
----------------------------------------------------------------------------
Total                                   $3,487         $3,166         $1,697
============================================================================


Lines  of  Credit--The   company  arranged  with  several  banks  to  provide  a
$100,000,000 unsecured credit facility. This facility expires on December 8, 1998. No material compensating balances are required or maintained. Borrowings under this facility generally bear interest at the lower of the prime rate or London Interbank Offered Rates (LIBOR) plus 0.75%. During 1997, the company did not borrow under this credit facility and renegotiated to reduce the credit facility to $50,000,000. Because of the operating loss reported in the fourth quarter of 1997 the company is not in compliance with certain terms under this credit facility, and accordingly the banks are not required to fund requested borrowings. The company is coordinating with its banks to re-establish a compliant condition. Management does not anticipate any significant near term borrowing requirements and does not expect the current noncompliance condition to materially affect the company's liquidity or financial position.

The amount of outstanding letters of credit and other guarantees was not material at December 31, 1997. In addition to the $50,000,000 unsecured credit facility, the company's foreign subsidiaries maintain separate lines of credit totaling approximately $500,000.

4.       SHAREOWNERS' EQUITY

Stock Repurchase Program--The Board of Directors has authorized the company to repurchase a maximum of 2,500,000 shares of company stock. Through December 31, 1997, 1,704,200 shares have been repurchased, of which 204,200 were repurchased in 1997. No shares were repurchased in 1996 and 1995. The program enables the company to acquire its common stock from time to time when appropriate.

Common Share Purchase Rights--For each share of company common stock outstanding, one Common Share Purchase Right (the Rights) is attached. The Rights expire October 20, 2006, and may be redeemed by the company for $.01 per Right at any time prior to 10 days after a person or group acquires 15% or more of the company's common stock. The Rights become exercisable and trade separately from the common stock if any person or group acquires 15% or more of the company's outstanding common stock, or announces a tender or exchange offer which would result in such person or group acquiring 15% or more of the company's common stock. When the Rights first become exercisable as a result of the announcement of a tender or exchange offer, a holder of a Right will be entitled to buy one share of the company's common stock for $160. If, instead or thereafter, a person or group not previously approved by the Board of Directors acquires 15% or more of the company's shares, a holder of a Right (other than that person or group) will be entitled to buy that number of shares of common stock from the company which have a market value of twice the $160 exercise price of each Right. If the company is acquired in a merger or other business combination after any person or group acquires 15% or more of the company's common stock, each Right will entitle its holder to buy a number of shares of common stock of the surviving company having a market value of twice the $160 exercise price. After the acquisition by any person or group of 15% or more of the company's common stock and up to the time that such person or group acquires a 50% interest, the company will also have the ability to exchange some or all of the Rights (other than Rights held by the acquiror) for one share of common stock per Right at no expense to the holder.

Stock Option Plans--The Employee Stock Option Plans (the Plans) provide for grants of nonqualifying and incentive stock options to certain key employees and officers. The company may grant options to purchase up to 4,300,000 shares of common stock. During 1997 the company increased the number of shares it may grant from 3,900,000 shares to 4,300,000 shares through the adoption of a new nonqualified stock option plan for nonofficer employees. The options are granted at the market price on the date of grant and expire at the tenth anniversary date. One-third of the options granted are exercisable on each of the second, third and fourth anniversary dates following the grant. The Plans allow those employees who are subject to the insider trading restrictions certain limited rights to receive cash in the event of a change in control. Shares issued are net of retirement of shares used in payment for options exercised. In addition, the Plans permit the award of restricted stock rights subject to a fixed vesting schedule. The holder of vested restricted stock has certain dividend, voting, and other shareowner rights. No restricted stock awards have been made through December 31, 1997.

The Nonemployee Directors Stock Option Plan provides for a fixed schedule of options to be granted through the year 2005. Nonemployee directors of the company are automatically granted 3,000 shares of common stock each year that such person remains a director of the company. The options are granted at the market price on the date of grant and expire on the tenth anniversary date. The options granted become exercisable after six months from the date of grant. Prior to 1996, options granted were exercisable similarly to the Employee Stock Option Plans. The total number of shares to be issued under this plan may not exceed 350,000 shares. Included in the tables below, 21,000 option shares were granted at $26.88 in 1997, 21,000 option shares were granted at $34.63 in 1996; and 12,600 and 5,440 option shares were granted at $39.75 and $39.88, respectively, in 1995.

Included in the Consolidated Statements of Shareowners' Equity are tax benefits related to sales under stock option plans of $719,000, $1,161,000 and $4,735,000 for 1997, 1996 and 1995, respectively.

Activity related to all stock option plans is as follows:

                                                                                                   Weighted Average
1997                                                                      Shares                     Exercise Price
-------------------------------------------------------------------------------------------------------------------
Granted                                                                  242,000                           $26.41
Exercised                                                                135,988                           $15.14
Terminated                                                               191,309                           $34.76
At December 31:
      Outstanding                                                      1,443,940                           $27.33
      Exercisable                                                        693,966                           $23.70
      Reserved for future grants                                       1,147,282

1996
-------------------------------------------------------------------------------------------------------------------
Granted                                                                  205,000                           $25.54
Exercised                                                                209,393                           $17.57
Terminated                                                               328,443                           $29.39
At December 31:
      Outstanding                                                      1,529,237                           $27.32
      Exercisable                                                        463,119                           $19.11

1995
-------------------------------------------------------------------------------------------------------------------
Granted                                                                  680,290                           $40.13
Exercised                                                                566,198                           $17.81
Terminated                                                                87,346                           $24.35
At December 31:
      Outstanding                                                      1,862,073                           $26.79
      Exercisable                                                        249,704                           $21.25


The following table summarizes information concerning currently outstanding and exercisable options at December 31, 1997:

                                        Options Outstanding                            Options Exercisable
                      --------------------------------------------------------    ----------------------------------
                                                  Weighted
                                             Average Years           Weighted                              Weighted
            Range of           Number         of Remaining            Average              Number           Average
     Exercise Prices      Outstanding     Contractual Life     Exercise Price         Exercisable    Exercise Price
--------------------------------------------------------------------------------------------------------------------
    $10.00 to $21.63          362,410                 5.86             $15.12             247,410            $12.12
    $22.75 to $25.13          488,170                 7.15             $23.66             218,155            $22.97
    $25.50 to $36.75          456,157                 7.35             $34.63             183,569            $34.01
    $37.25 to $55.00          137,203                 7.68             $48.35              44,832            $48.95
--------------------------------------------------------------------------------------------------------------------
    $10.00 to $55.00        1,443,940                 6.94             $27.33             693,966            $23.70
====================================================================================================================

As discussed in Note 1, the company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the company's stock option plans been determined based upon the fair value at the grant date for awards under these plans, and amortized to expense over the vesting period of the awards consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the company's pro forma net income for 1997, 1996 and 1995 would have been $31,724,000, $1,256,000 and $29,849,000, respectively, or $3.84, $.15 and $3.76 per basic share, respectively, and $3.84, $.15 and $3.40 per diluted share, respectively. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1997, 1996 and 1995 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options. The weighted average fair value of options granted during 1997, 1996 and 1995 is calculated as $8.02 per share, $7.96 per share and $13.96 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                           1997    1996    1995
--------------------------------------------------------------------------------
Dividend yield                                              1.2%    1.5%    1.7%
Volatility                                                 38.1%   37.5%   37.5%
Risk free interest rate at the time of grant                6.1%    6.2%    7.1%
Expected term to exercise (in months from the vest date)    4.5     3.5     3.5


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

5.       INCOME TAXES

The provision for income taxes includes deferred taxes reflecting the net tax effects of temporary differences that are reported in one period for financial accounting purposes and in another period for income tax purposes. Deferred tax assets are recognized when management believes realization of future tax benefits of temporary differences is more likely than not. In estimating future tax consequences, generally all expected future events are considered other than enactments of changes in the tax law or rates. The components of income (loss) from continuing operations before federal, state and foreign income taxes consists of the following:

(in thousands)                        1997              1996              1995
--------------------------------------------------------------------------------
U.S.                                $(10,330)         $ (4,662)         $ 29,230
Foreign                                3,368             2,566             1,334
--------------------------------------------------------------------------------
Total                               $ (6,962)         $ (2,096)         $ 30,564
================================================================================


The provision for federal, state and foreign income tax expense (credits) on income from continuing operations consists of the following:

(in thousands)                         1997             1996              1995
--------------------------------------------------------------------------------
Current:
    U.S                              $    425         $  1,928         $  9,230
    State                               1,275             (152)             300
    Foreign                             1,870            1,264              517
--------------------------------------------------------------------------------
Total current                           3,570            3,040           10,047
--------------------------------------------------------------------------------
Deferred:
    U.S                                (4,385)          (3,497)          (1,295)
    State                              (2,185)            (318)             (42)
--------------------------------------------------------------------------------
Total                                $ (3,000)        $   (775)        $  8,710
================================================================================


Deferred foreign taxes were not significant for all years presented.

Deferred tax assets (liabilities) are comprised of the following at December 31:

(in thousands)                                 1997         1996          1995
--------------------------------------------------------------------------------
Deferred compensation                        $  2,556     $  1,915     $  2,859
Loss accruals                                  18,041       10,495        4,853
Environmental remediation                       3,274        3,147        3,298
Uniform capitalization                          1,212        1,007        1,356
Vacation accrual                                1,663        1,580        1,594
Other                                           3,334        2,111        1,406
--------------------------------------------------------------------------------
      Gross deferred tax assets                30,080       20,255       15,366
--------------------------------------------------------------------------------
Depreciation                                   (2,610)      (3,197)      (2,097)
Other                                                          (58)         (84)
--------------------------------------------------------------------------------
      Gross deferred tax liabilities           (2,610)      (3,255)      (2,181)
--------------------------------------------------------------------------------
Net deferred tax asset                       $ 27,470     $ 17,000     $ 13,185
================================================================================

The differences between the effective income tax (benefit) rate and the statutory federal income tax (benefit) rate are as follows:

                                                                            1997             1996              1995
-------------------------------------------------------------------------------------------------------------------
Statutory federal tax (benefit) rate                                      (35.0)%           (34.0)%            35.0%
      Export sales benefit                                                 (6.5)            (10.0)             (7.4)
      Research credit                                                      (8.5)            (14.6)             (2.0)
      Effect of foreign operations taxed at various rates                   9.8              18.7                .2
      State taxes (benefit) net of federal tax                             (8.4)             (4.8)               .6
      Other                                                                 5.5               7.7               2.1
-------------------------------------------------------------------------------------------------------------------
Effective tax (benefit) rate                                              (43.1)%           (37.0)%            28.5%
===================================================================================================================


6.           ENVIRONMENTAL REMEDIATION AND OTHER CONTINGENCIES

The company remains in compliance with the remedial action plans being monitored by various regulatory agencies at its Scotts Valley and Palo Alto sites. In 1991 the company recorded a $15 million charge for estimated remediation actions and cleanup costs. No additional provision has been recorded since 1991.
Expenditures charged against the provision totaled $198,000, $327,000 and $778,000 for the years 1997, 1996 and 1995, respectively. While the timing and ultimate amount of expenditures of restoring the sites cannot be predicted with certainty, management believes that the provision taken is adequate based on facts known at this time. Included in other income for 1995 are recoveries from insurers totaling $1,331,000. The company will continue to vigorously pursue any potential recoveries from insurers or other responsible parties. Changes in environmental regulations, improvements in cleanup technology and discovery of additional information concerning these sites and other sites could affect the estimated costs in the future.

In addition to the above environmental matters, the company is involved in various legal actions which arose in the ordinary course of its business activities. Except for the environmental provision noted above, management believes the final resolution of these matters should not have a material impact on its results of operations, cash flows, and financial position.

7.       EMPLOYEE BENEFIT PLANS

Employees' Investment Plan--The Watkins-Johnson Employees' Investment Plan conforms to the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code as a qualified defined contribution plan. The Plan covers substantially all employees and provides that the company match employees' 401(k) salary deferrals up to 3% of eligible employee compensation. The amount charged to income from continuing operations was $2,001,000, $1,920,000 and $1,680,000 in 1997, 1996 and 1995, respectively.

Employee Stock Ownership Plan (ESOP)--The ESOP was established to encourage employee participation and long-term ownership of company stock. The Board determines each year's discretionary contribution depending on the performance and financial condition of the company. The contribution is consistently determined as a percentage of eligible employee base compensation. All employees on the U.S. payroll of the company are eligible to participate in the plan and vesting is immediate. The Board approved a contribution equal to 1% of eligible employee compensation for 1997, 1996, and 1995, which resulted in charges to income from continuing operations of $657,000, $639,000 and $553,000, respectively. The ESOP held 229,231 and 220,941 shares of common stock at December 31, 1997 and 1996, respectively, and there are no unallocated or unearned shares held by the plan. There are no material matters affecting comparability of information for all years presented. Shares held by the ESOP are included in the company's earnings per share computations. Dividends paid with respect to common stock held by the ESOP are used to purchase additional shares and were not material for all years presented. The ESOP is a qualified defined contribution plan under ERISA and the Internal Revenue Code.

8.       BUSINESS SEGMENT REPORTING

In the fourth quarter of 1997 the company elected the early adoption of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131). The Statement requires that an enterprise's operating segments be determined in the manner in which management operates the business. Specifically, financial information is to be reported on the basis that is used internally by the chief operating decision maker in making decisions related to resource allocation and segment performance. The company's reportable segments are operated and managed as strategic business units and are organized based on products and services. Business units operated at different locations are aggregated for reporting purposes when their products and services are similar.

Under SFAS 131, the company's operations were divided into three industry segments: Semiconductor Equipment, Wireless Communications, and Government Electronics. As discussed below, the Government Electronics segment was divested during 1997. At the end of 1997, the company's operations consist of two industry segments: Semiconductor Equipment and Wireless Communications. Operations in the Semiconductor Equipment segment involve the development, production, sales and service of chemical-vapor-deposition equipment used in the manufacture of semiconductor products. Operations in the Wireless Communications segment involve the design, development, manufacture and sale of advanced wireless telecommunication products for cellular service providers, personal communication systems, and other radio-frequency products for commercial and government communications requirements. The Wireless Communications segment is composed of the Palo Alto, California-based Wireless Products Group and the Gaithersburg, Maryland, Telecommunications Group, including that group's communications-intelligence business.

Prior to the adoption of SFAS 131, the company reported segment information under Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise," which required disclosures based on identifiable industry segments. Accordingly, the company previously reported operations in three industry segments: Semiconductor Equipment, Wireless Communications, and Government Electronics. The former Government Electronics segment was redefined according to SFAS 131 to be comprised of the company's Palo Alto, Calif.-based Tactical Subsystems and Microwave Devices sectors. On October 31, 1997 the company completed the sale of its Government Electronics segment to an affiliate of Mentmore Holdings Corporation for consideration of $103 million, consisting mostly of cash. The sale resulted in a pre-tax gain of approximately $49.9 million. The divested business is reported as discontinued operations in the accompanying financial statements. Operations of the divested business included the design, development, manufacture and sale of advanced microwave devices and tactical electronic systems and devices for guided-missile programs and other government applications. The divested Government Electronics business included some microwave devices business previously included as part of the Wireless Communications segment. The communications-intelligence receivers business now included in the Wireless Communications segment was formerly reported as part of the company's Government Electronics segment. Amounts reported  for  1996  and  1995  have  been  restated  to  conform  to  the  1997 presentation.

Management evaluates segment performance based primarily on segment revenues, pre-tax operating profit or loss before interest and other nonoperating income and expenses, and return on assets. Sales between continuing segments are not significant for any year presented. Continuing operations by business segment are as follows:

(in thousands)                                                                         Year Ended December 31, 1997
-------------------------------------------------------------------------------------------------------------------
                                                                            Year-
                                                           Pre-tax            End         Capital
                                                Sales       Income         Assets       Additions      Depreciation
-------------------------------------------------------------------------------------------------------------------
Semiconductor Equipment                    $  186,454     $(13,328)    $ 132,528        $ 15,152         $  10,144
Wireless Communications                       104,817         (954)       54,408           6,881             2,510
Corporate                                                                171,276             144               458
-------------------------------------------------------------------------------------------------------------------
Income from continuing operations                          (14,282)
Other income (expense)--net                                  7,320
-------------------------------------------------------------------------------------------------------------------
Total                                      $  291,271     $ (6,962)    $ 358,212        $  22,177        $  13,112
===================================================================================================================

                                                                                       Year Ended December 31, 1996
-------------------------------------------------------------------------------------------------------------------
Semiconductor Equipment                    $  272,436     $  7,212     $ 174,549        $  46,122        $   7,231
Wireless Communications                        76,683       (8,511)       50,754            1,941            1,252
Corporate                                                                 68,441              240              513
-------------------------------------------------------------------------------------------------------------------
Income from continuing operations                           (1,299)
Other income (expense)--net                                   (797)
-------------------------------------------------------------------------------------------------------------------
Total                                      $  349,119     $ (2,096)    $ 293,744        $  48,303        $   8,996
===================================================================================================================

                                                                                       Year Ended December 31, 1995
-------------------------------------------------------------------------------------------------------------------
Semiconductor Equipment                    $  222,212     $ 34,236     $ 147,051        $ 18,518         $   4,687
Wireless Communications                        62,123       (5,438)       42,644           4,522             2,253
Corporate                                                     (313)       79,870             326               401
-------------------------------------------------------------------------------------------------------------------
Income from continuing operations                           28,485
Other income (expense)--net                                  2,079
-------------------------------------------------------------------------------------------------------------------
Total                                      $  284,335      $30,564     $ 269,565        $ 23,366         $   7,341
===================================================================================================================


Corporate assets consist primarily of cash, cash equivalents and deferred taxes, and included in 1996 and 1995 balances are net assets of the discontinued Government Electronics segment.

Sales  to  individual  customers   representing  greater  than  10%  of  company
consolidated sales are as follows:

(in thousands)                                         1997     1996       1995
--------------------------------------------------------------------------------
Semiconductor Equipment:
        Marubeni Hytech (a Japanese distributor) $21,000 $47,000 $61,000 Hyundai Electronics Industries Co., Ltd.
            (and affiliates)                          15,000    37,000    28,000
Wireless Communications:
        United States Government                      36,000    28,000    29,000


Sales from continuing operations to unaffiliated customers by geographic area are as follows:

(in thousands)                                  1997         1996         1995
--------------------------------------------------------------------------------
United States                                 $169,001     $143,510     $116,479
Export sales from United States:
      Europe                                     8,924       29,759       13,762
      Japan                                     23,035       65,952       56,956
      Korea                                     29,531       52,572       53,259
      Other Asia-Pacific countries              13,955       35,767       28,980
      Other                                      3,307        3,728        5,792
Europe                                          34,701        9,759        6,734
Japan                                            2,742        3,312
Other Asia-Pacific countries                     6,075        4,760        2,373
--------------------------------------------------------------------------------
Total                                         $291,271     $349,119     $284,335
================================================================================


Intercompany transfers of products and services between geographic regions were $59,040,000, $37,533,000 and $12,130,000 in fiscal years 1997, 1996 and 1995, respectively, and are accounted for at prices the company believes to be arm's length.

Operating profit and year-end long-lived assets by geographic area are as follows:

                                                                                                           Year-end
                                                                       Operating profit           long-lived assets
(in thousands)                                                      1997           1996          1997          1996
----------------------------------------------------------- ------------- -------------- ------------- -------------
United States                                                   $(19,385)       $(4,231)     $118,606      $121,483
Europe                                                             3,640            700         1,729         2,290
Japan                                                                185            952        26,493        30,076
Other Asia-Pacific countries                                       1,278          1,280         3,762         4,159
----------------------------------------------------------- ------------- -------------- ------------- -------------
Total                                                           $(14,282)       $(1,299)     $150,590      $158,008
=========================================================== ============= ============== ============= =============


For 1995, foreign operations' sales, profits, and identifiable long-lived assets are less than ten percent of consolidated totals. Long-lived assets exclude financial instruments, deferred tax assets, and for 1996 exclude the net assets of discontinued operations totaling $29,817,000.

Summarized below are operating results and assets of the discontinued government electronics  business.  Intersegment  sales were transferred based on negotiated prices.
                                                                                                              Year Ended December 31
(in thousands)                                                                  1997                  1996                  1995
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                     $  75,700             $  89,200             $ 102,696
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                  $  21,900             $  21,100             $  32,200
====================================================================================================================================

Income from operations before income taxes                                    $  11,500             $   6,663             $  15,189
Income taxes                                                                     (4,290)               (2,308)               (5,615)
Gain on disposition-net of taxes of $20,219                                      29,677
------------------------------------------------------------------------------------------------------------------------------------
Net income from discontinued operations                                       $  36,887             $   4,355             $   9,574
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Year-end net assets                                                                                 $  29,817             $  23,281
====================================================================================================================================

9.       EARNINGS PER SHARE

Basic and diluted earnings per share from continuing operations were computed as follows:

                                                                                                              Year Ended December 31
(In thousands, except per share amounts)                                                1997               1996               1995
------------------------------------------------------------------------------------------------------------------------------------
Basic per share amounts:

------------------------------------------------------------------------------------------------------------------------------------
    Income (loss) from continuing operations (numerator)                               $(3,962)           $(1,321)           $21,854
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
    Weighted average shares outstanding (denominator)                                    8,258              8,265              7,938
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
    Basic income (loss) per share                                                      $  (.48)           $  (.16)           $  2.75
====================================================================================================================================


Diluted per share amounts:

------------------------------------------------------------------------------------------------------------------------------------
    Income (loss) from continuing operations (numerator)                               $(3,962)           $(1,321)           $21,854
------------------------------------------------------------------------------------------------------------------------------------

    Weighted average shares outstanding                                                  8,258              8,265              7,938

    Effect of dilutive stock options                                                                                             838

------------------------------------------------------------------------------------------------------------------------------------
    Diluted shares outstanding (denominator)                                             8,258              8,265              8,776
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
    Diluted income (loss) per share                                                    $  (.48)           $  (.16)           $  2.49
====================================================================================================================================

For 1997 and 1996 the incremental shares from the assumed exercise of 251,000 and 272,000 stock options, respectively, are not included in computing the dilutive per share amounts because continuing operations resulted in a loss and such assumed conversion would be antidilutive. Additionally, weighted average options outstanding to purchase 564,000, 685,000 and 53,000 shares of common stock were not included in the computation of diluted per share amounts in 1997, 1996 and 1995, respectively, because the weighted average exercise prices were greater than the average market prices of the common shares. Weighted average exercise prices of $39.61 in 1997, $39.62 in 1996 and $50.80 in 1995 exceeded the average market prices of $29.75, $28.62 and $43.95, respectively.

10.      SUBSEQUENT EVENTS

In January 1998, the company sold approximately 15 acres of undeveloped land adjacent to its San Jose, California, facility for a net sales price of about $16 million realizing a pre-tax gain of approximately $15 million. The transaction will be reported in the company's results for the first quarter ending March 27, 1998.

11.      QUARTERLY FINANCIAL DATA--UNAUDITED

Unaudited quarterly financial data are as follows:

(in thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
1997 Quarters                                                         1st                2nd              3rd               4th
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                               $ 67,216           $72,679          $ 79,176          $ 72,200
Gross profit                                                          22,905            26,068            30,435            15,188
Income (loss) from continuing operations                                (318)              886             1,762            (6,292)
Income from discontinued operations                                    2,796             2,196             1,828            30,067
Net income                                                             2,478             3,082             3,590            23,775
Basic income (loss) per share from
    continuing operations                                           $   (.04)          $   .11          $    .21          $   (.76)
Diluted income (loss) per share from
    continuing operations                                           $   (.04)          $   .10          $    .21          $   (.76)
Basic net income per share                                          $    .30           $   .37          $    .44          $   2.88
Diluted net income per share                                        $    .30           $   .36          $    .42          $   2.88


------------------------------------------------------------------------------------------------------------------------------------
1996 Quarters                                                         1st                2nd              3rd               4th
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                               $  99,642         $ 107,047         $  76,162         $  66,268
Gross profit                                                           40,110            35,888            29,541            13,024
Income (loss) from continuing operations                                5,220              (761)            2,116            (7,896)
Income from discontinued operations                                     1,214             1,119               716             1,306
Net income                                                              6,434               358             2,832            (6,590)
Basic income (loss) per share from
    continuing operations                                           $     .64         $    (.09)        $     .25         $    (.95)
Diluted income (loss) per share from
    continuing operations                                           $     .61         $    (.09)        $     .25         $    (.95)
Basic net income per share                                          $     .79         $     .04         $     .34         $    (.79)
Diluted net income per share                                        $     .75         $     .04         $     .33         $    (.79)

Due to the continued overcapacity in the semiconductor memory market, compounded by the Asian financial crisis, the company took certain actions in the fourth quarter of 1997 to minimize its financial exposure. The company deferred shipment and revenue recognition with certain Asian customers as a result of financing issues with these customers. The company's semiconductor equipment business is being sized to reflect these market changes and resulted in certain non-performing assets being written off which consist primarily of inventory and capital assets. The effect of the above actions resulted in a pre-tax impact of approximately $17 million during the fourth quarter.

The fourth quarter of 1997 also includes a pre-tax charge of $5 million related to the acquisition of Samsung Microwave Semiconductor (of which $4.6 million is for in-process research and development), and a $7.6 million pre-tax gain on the sale and exchange of certain leasehold interests on the Palo Alto, California, facility.

The fourth quarter of 1996 includes a charge of $11 million relating to slow-moving inventories and severance costs.

The total of quarterly amounts for diluted net income per share will not necessarily equal the annual amount. The computations exclude common equivalent shares in loss periods since they are antidilutive, and the computations are based on the average number of basic and diluted common shares outstanding during each period.

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


       W. Keith Kennedy, Jr.                         Scott G. Buchanan
       President and                                 Vice President and
           Chief Executive Officer                      Chief Financial Officer

INDEPENDENT AUDITORS' REPORT


The Shareowners and Board of Directors
    of Watkins-Johnson Company:

We have audited the accompanying consolidated balance sheets of Watkins-Johnson Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Watkins-Johnson Company and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

In 1997, the company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," as described in Note 8 to the consolidated financial statements.



Deloitte & Touche LLP
San Jose, California
February 9, 1998

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


                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.  Consolidated Financial Statements                                  Page
                                                                            ----

         Consolidated Statements of Operations
         For the Years Ended December 31, 1997, 1996 and 1995                 15

         Consolidated Balance Sheets
         December 31, 1997 and 1996                                           16

         Consolidated Statements of Shareowners' Equity
         For the Years Ended December 31, 1997, 1996 and 1995                 17

         Consolidated Statements of Cash Flows
         For the Years Ended December 31, 1997, 1996 and 1995              18-19

         Notes to Consolidated Financial Statements                        20-34

         Report of Management                                                 35

         Independent Auditors' Report                                         36

     2.  Financial Statement Schedules                                      Page
                                                                            ----
         Independent Auditors' Report                                         41

         II     Valuation and Qualifying Accounts and Reserves
                For the Years Ended December 31, 1997, 1996 and 1995          42


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

         -----------------------
(b) Reports on Form 8-K and 8-K/A were filed on November 14, 1997 and January 13, 1998, respectively. The reports are referrenced as Exhibits 10-w and 10-x, respectively, in the Exhibit Index. The reports contain the required disclosures and pro forma financial statements regarding the sale of the company's government electronics business on October 31, 1997. No other reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.
(c) The exhibits required to be filed by Item 601 of Regulation S-K are the same as Item 14(a)3 above.
(d) Financial statement schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or in the notes thereto.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   WATKINS-JOHNSON COMPANY
                                                   -----------------------
                                                         (Registrant)




Date:       March 19, 1998                        By  /s/  Dean A. Watkins
            --------------                            -------------------------
                                                           Dean A. Watkins
                                                           Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                            Title                        Date
             ---------                            -----                        ----
Principal Executive Officer:


  /s/  W. Keith Kennedy, Jr.                  President and                 March 19, 1998
---------------------------------          Chief Executive Officer          ---------------
       W. Keith Kennedy, Jr.


Principal Financial and Accounting Officer:


  /s/   Scott G. Buchanan                    Vice President and             March 19, 1998
---------------------------------          Chief Financial Officer          --------------
        Scott G. Buchanan





             Signature                            Title                        Date
             ---------                            -----                        ----


  /s/  H. Richard Johnson                        Director                    March 19, 1998
----------------------------------                                           --------------
       H. Richard Johnson


  /s/   John J. Hartmann                         Director                    March 19, 1998
----------------------------------                                           --------------
        John J. Hartmann


  /s/  Raymond F. O'Brien                        Director                    March 19, 1998
----------------------------------                                           --------------
       Raymond F. O'Brien


  /s/   William R. Graham                        Director                    March 19, 1998
----------------------------------                                           --------------
        William R. Graham


  /s/    Robert L. Prestel                       Director                    March 19, 1998
----------------------------------                                           --------------
         Robert L. Prestel


  /s/     Gary M. Cusumano                       Director                    March 19, 1998
----------------------------------                                           --------------
          Gary M. Cusumano

INDEPENDENT AUDITORS' REPORT



Watkins-Johnson Company:

We have audited the consolidated financial statements of Watkins-Johnson Company and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 9, 1998; such consolidated financial statements and report are included in Item 8 of this annual report on Form 10-K. Our audits also included the consolidated financial statement schedule of Watkins-Johnson Company and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
San Jose, California
February 9, 1998

                                                                                                         Schedule II


                                      WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995


                                                 Balance at       Charged to                             Balance at
                                                  Beginning        Costs and                                 End of
Description                                       of Period         Expenses      Deductions(1)           Period(2)
1997
Allowance for doubtful accounts                    $746,720       $2,467,656            $38,453          $3,175,923
                                                   ========       ==========            =======          ==========

1996
Allowance for doubtful accounts                    $633,798         $119,649             $6,727            $746,720
                                                   ========         ========             ======            ========

1995
Allowance for doubtful accounts                    $614,898          $18,900                $ 0            $633,798
                                                   ========          =======             ======            ========


(1)  Write-off of uncollectible accounts.
(2)  Reduction of accounts receivable.

                                                   EXHIBIT INDEX


    Exhibit
     Number    Description
     ------    -----------

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

     10-g *Deferred Compensation Plan effective November 29, 1979 (Exhibit 10-g to Form 10-K for 1984, Commission File No. 1-5631).

     10-h *Key Top-Management Incentive Bonus Plan Summary (Exhibit 10-h to Form 10-K for 1985, Commission File No. 1-5631).

    Exhibit
     Number    Description
     ------    -----------

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

    Exhibit
     Number    Description
     ------    -----------

     10-u *First Amendment to Watkins-Johnson Company Credit Agreement covering the period of November 30, 1995 through December 8, 1998, ABN-AMRO BANK N.V. as Agent (original agreement filed as
               Exhibit 10-a to the 1996 Third Quarter Form 10-Q, Commission File No. 1-5631; first amendment filed as Exhibit 10-a to the 1997 First Quarter Form 10-Q, Commission File No. 1-5631).

     10-v *Second Amendment to Watkins-Johnson Company Credit Agreement covering the period of November 30, 1995 through December 8, 1998, ABN-AMRO BANK N.V. as Agent (original agreement filed as
               Exhibit 10-a to the 1996 Third Quarter Form 10-Q, Commission File No. 1-5631; second amendment filed as Exhibit 10-a to the 1997 Second Quarter Form 10-Q, Commission File No. 1-5631).

     10-w *Stock Purchase Agreement dated as of as of August 29, 1997 by and among Registrant and SMS and TSMD Acquisition Corp. (original agreement filed as Exhibit 99.1 of Report on Form 8-K, filed on November 14, 1997, reporting the disposition of assets effective October 31, 1997, Commission File No.1-5631).

     10-x *Watkins-Johnson Company Unaudited Pro Forma Condensed Consolidated Financial Information filed as an amendment to Report on Form 8-K, filed on November 14, 1997, reporting the disposition of assets effective October 31, 1997 and Stock Purchase Agreement dated as of as of August 29, 1997 by and among Registrant and SMS and TSMD Acquisition Corp., Commission File No.1-5631 (Exhibit 10-x originally filed as Report on Form 8-K/A, filed on January 13, 1998, 1997, Commission File No.1-5631).

     10-y Asset Purchase Agreement between Watkins-Johnson Company And Samsung Semiconductor, Inc. dated as of December 31, 1997.

     10-z Assignment of Lease Agreement by and between Taylor Woodrow Property Company, Inc. ("Assignor") and Watkins-Johnson Company ("Assignee") dated as of December 30, 1997.

    Exhibit
     Number    Description
     ------    -----------

     21        Subsidiaries of Watkins-Johnson Company.

     23        Consent of Independent Auditors.

     27        Financial Data Schedule.