Form 10-Q
period 1998-03-27
WATKINS JOHNSON CO
filed 1998-04-30
CIK 105006

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27, 1998

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


                                 (650) 493-4141
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes X . No   .
                         ---    ---

Common stock, no par value, outstanding as of March 27, 1998    8,253,000 shares

--------------------------------------------------------------------------------
                                     Page 1

                          PART I--FINANCIAL INFORMATION


Item 1.           Financial Statements

                  The interim financial statements are unaudited; however, the company believes that all adjustments necessary to a fair statement of results for such interim periods have been included and all such adjustments are of a normal recurring nature. The results for the three months ended March 27, 1998, are not necessarily indicative of the results for the full year 1998.

                  The consolidated financial statements required by Rule 10-01 of Regulation S-X are included in this report beginning on the next page.

--------------------------------------------------------------------------------
                                     Page 2

                                           WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS*
                                    For the periods ended March 27, 1998 and March 28, 1997

                                                                                                           Three Months Ended
 ---------------------------------------------------------------- ---------- ------------------ ------------- ---------------
 (Dollars in thousands, except per share amounts)                                     1998                               1997
 ---------------------------------------------------------------- ---------- ------------------ ------------- ---------------
 Sales                                                                           $  68,722                        $    67,216
 ---------------------------------------------------------------- ---------- ------------------ ------------- ---------------

 Costs and expenses:
       Cost of goods sold                                                           42,546                             44,311
       Selling and administrative                                                   15,821                             13,096
       Research and development                                                     13,208                             10,446
 ---------------------------------------------------------------- ---------- ------------------ ------------- ---------------
                                                                                    71,575                             67,853
 ---------------------------------------------------------------- ---------- ------------------ ------------- ---------------

 Loss from operations                                                               (2,853)                              (637)
 Other income (expense)-net                                                          1,929                                129
 Gain on real property                                                              14,783
 ---------------------------------------------------------------- ---------- ------------------ ------------- ---------------

 Income (loss) from continuing operations before federal, state
   and foreign income taxes                                                         13,859                               (508)
 Income tax (expense) benefit                                                       (4,158)                               190
 ---------------------------------------------------------------- ---------- ------------------ ------------- ---------------

 Income (loss) from continuing operations                                            9,701                               (318)
 Income from discontinued operations, net of taxes                                                                      2,796
 ---------------------------------------------------------------- ---------- ------------------ ------------- ---------------
 Net income                                                                      $   9,701                        $     2,478
 ================================================================ ========== ================== ============= ===============

 Basic per share amounts:

     Income (loss) from continuing operations                                    $    1.17                        $      (.04)
     Income from discontinued operations                                                                                  .34
 ---------------------------------------------------------------- ---------- ------------------ ------------- ---------------
 Net income                                                                      $    1.17                        $       .30
 ================================================================ ========== ================== ============= ===============
 Basic average common shares                                                     8,262,000                          8,298,000

 Diluted per share amounts:

       Income (loss) from continuing operations                                  $    1.15                        $      (.04)
       Income from discontinued operations                                                                                .34
 ---------------------------------------------------------------- ---------- ------------------ ------------- ---------------
 Net income                                                                      $    1.15                        $       .30
 ================================================================ ========== ================== ============= ===============
 Diluted average common shares                                                   8,416,000                          8,298,000

*Unaudited

-----------------------------------------------------------------------------------------------------------------------------
                                                            Page 3

                                           WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME*
                                    For the periods ended March 27, 1998 and March 28, 1997

                                                                                                         Three Months Ended
 ---------------------------------------------------------------- ---------- ------------------ ------------- ---------------

 (Dollars in thousands, except per share amounts)                                     1998                             1997
 ---------------------------------------------------------------- ---------- ------------------ ------------- ---------------
 Net income                                                                    $     9,701                      $     2,478
 ---------------------------------------------------------------- ---------- ------------------ ------------- ---------------

 Other comprehensive income, net of tax:

       Foreign currency translation adjustments                                        (16)                            (301)
       Net unrealized holding gains (losses) on securities, net
          of reclassification adjustment of $0                                         (86)
 ---------------------------------------------------------------- ---------- ------------------ ------------- ---------------
       Other comprehensive income (expense)                                           (102)                            (301)
 ---------------------------------------------------------------- ---------- ------------------ ------------- ---------------

 ---------------------------------------------------------------- ---------- ------------------ ------------- ---------------
 Comprehensive income                                                          $     9,599                      $     2,177
 ================================================================ ========== ================== ============= ===============

*Unaudited

-----------------------------------------------------------------------------------------------------------------------------

                                                            Page 4



                                           WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                          As of March 27, 1998 and December 31, 1997


 ---------------------------------------------------------------- --------- ---------------- ---------------- ---------------
 (Dollars in thousands)                                                              1998*                             1997
 ---------------------------------------------------------------- --------- ---------------- ---------------- ---------------
 ASSETS

 Current assets:
       Cash and equivalents                                                    $   78,154                       $   134,462
       Short-term investments                                                      34,554
       Receivables                                                                 56,274                            45,690
       Inventories:
            Finished goods                                                         10,198                             9,283
            Work in process                                                        22,210                            18,519
            Raw materials and parts                                                16,270                            18,873
       Other                                                                       30,986                            31,366
 ---------------------------------------------------------------- --------- ---------------- ---------------- ---------------
       Total current assets                                                       248,646                           258,193
 ---------------------------------------------------------------- --------- ---------------- ---------------- ---------------

 Property, plant, and equipment                                                   182,773                           178,795
       Accumulated depreciation and amortization                                  (84,832)                          (82,382)
 ---------------------------------------------------------------- --------- ---------------- ---------------- ---------------
       Property, plant, and equipment--net                                         97,941                            96,413
 ---------------------------------------------------------------- --------- ---------------- ---------------- ---------------

 Other assets                                                                       3,844                             3,606
 ---------------------------------------------------------------- --------- ---------------- ---------------- ---------------
                                                                               $  350,431                       $   358,212
 ================================================================ ========= ================ ================ ===============

 LIABILITIES AND SHAREOWNERS' EQUITY

 Current liabilities:
       Payables                                                                $   13,353                       $    16,188
       Accrued liabilities                                                         74,919                            88,398
 ---------------------------------------------------------------- --------- ---------------- ---------------- ---------------
       Total current liabilities                                                   88,272                           104,586
 ---------------------------------------------------------------- --------- ---------------- ---------------- ---------------
 Long-term obligations                                                             33,666                            33,234
 ---------------------------------------------------------------- --------- ---------------- ---------------- ---------------

 Shareowners' equity:
       Common stock                                                                41,280                            40,631
       Retained earnings                                                          187,910                           180,356
       Accumulated other comprehensive income                                        (697)                             (595)
 ---------------------------------------------------------------- --------- ---------------- ---------------- ---------------
       Total shareowners' equity                                                  228,493                           220,392
 ---------------------------------------------------------------- --------- ---------------- ---------------- ---------------
                                                                               $  350,431                       $   358,212
 ================================================================ ========= ================ ================ ===============

*Unaudited

--------------------------------------------------------------------------------
                                     Page 5


                                           WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS*
                                    For the periods ended March 27, 1998 and March 28, 1997


                                                                                                         Three Months Ended
 -------------------------------------------------------------- ------------- --------------- --------------- ---------------
 (Dollars in thousands)                                                                1998                            1997
 -------------------------------------------------------------- ------------- --------------- --------------- ---------------
 OPERATING ACTIVITIES:

       Net income                                                               $     9,701                     $     2,478
       Reconciliation of net income to cash flows:
            Depreciation and amortization                                             3,683                           3,240
            Gain on disposal of property, plant and equipment                       (14,783)
            Results of discontinued operations                                                                       (2,796)
            Net changes in:
                 Receivables                                                        (10,588)                          3,684
                 Inventories                                                         (1,993)                            841
                 Other assets                                                           137                           2,012
                 Accruals and payables                                              (17,225)                         (3,991)
 ---------------------------------------------------------------------------- --------------- --------------- ---------------
 Net cash provided (used) by continuing operating activities                        (31,068)                          5,468
       Net cash used by discontinued operations                                                                        (204)
  ---------------------------------------------------------------------------- --------------- --------------- ---------------
 Net cash provided (used) by operating activities                                   (31,068)                          5,264
 ---------------------------------------------------------------------------- --------------- --------------- ---------------

 INVESTING ACTIVITIES:

       Additions of property, plant, and equipment                                   (5,237)                         (3,451)
       Restricted plant construction funds                                                                            3,738
       Purchases of short-term investments                                          (34,695)
       Proceeds on asset retirements and other                                       15,873                              25
 ---------------------------------------------------------------------------- --------------- --------------- ---------------
 Net cash provided (used) by investing activities                                   (24,059)                            312
 ---------------------------------------------------------------------------- --------------- --------------- ---------------

 FINANCING ACTIVITIES:

       Payments on long-term borrowing                                                 (140)
       Net borrowings (repayments) under line-of-credit                                 478                             559
       Proceeds from issuance of common stock                                           901                             121
       Repurchase of common stock                                                    (1,408)                         (2,009)
       Dividends paid                                                                  (991)                         (1,000)
       Other                                                                             16                             (43)
 ---------------------------------------------------------------------------- --------------- --------------- ---------------
 Net cash used by financing activities                                               (1,144)                         (2,372)
 -------------------------------------------------------------- ------------- --------------- --------------- ---------------

 -------------------------------------------------------------- ------------- --------------- --------------- ---------------
       Effect of exchange rate changes on cash                                          (37)                          1,090
 -------------------------------------------------------------- ------------- --------------- --------------- ---------------

 Net increase (decrease) in cash and equivalents                                    (56,308)                          4,294
 Cash and equivalents at beginning of period                                        134,462                          15,702
 -------------------------------------------------------------- ------------- --------------- --------------- ---------------
 Cash and equivalents at end of period                                          $    78,154                     $    19,996
 ============================================================== ============= =============== =============== ===============

*Unaudited

--------------------------------------------------------------------------------
                                     Page 6

Item 1.           Financial Statements (continued)

                  Supplementary information to the financial statements:

                  A dividend of twelve cents per share was declared and paid during the first quarter of 1998 and 1997.

                  Per share amounts are computed  based on the weighted  average number of basic and diluted  (dilutive  stock options)  common and common  equivalent shares  outstanding  during the period.
                  Per share amounts from continuing  operations were computed as follows:
                                                                                    For Three Months Ended
                                                                                    ----------------------
                                                                         March 27, 1998                   March 28, 1997
                                                                         --------------                   --------------
                  Denominator for basic per share:

                      Weighted average shares outstanding                  8,262,000                         8,298,000
                                                                          ----------                        ----------

                  Denominator for diluted per share:

                      Weighted average shares
                       outstanding                                         8,262,000                         8,298,000

                      Effect of dilutive stock options                       154,000                                 0
                                                                          ----------                        ----------

                      Diluted average common shares                        8,416,000                         8,298,000
                                                                          ==========                        ==========


                  Net income form continuing
                      operations (numerator)                                  $9,701                             $(318)
                                                                          ==========                        ==========

                  Basic net income (loss) per share                            $1.17                             $(.04)
                                                                          ==========                        ==========

                  Diluted net income (loss) per share                          $1.15                             $(.04)
                                                                          ==========                        ==========

--------------------------------------------------------------------------------
                                     Page 7

Item 1.           Financial Statements (continued)

                  For the three months ended March 28, 1997 the incremental shares from the assumed exercise of 189,000 stock options are not included in computing the dilutive per share amounts because continuing operations resulted in a loss and such assumed conversion would be antidilutive. Additionally, weighted average options outstanding to purchase 621,000 and 724,000 shares of common stock were not included in the computation of diluted per share amounts for the three months ended March 27, 1998 and March 28, 1997, respectively, because the weighted average exercise prices were greater than the average market prices of the common shares. Weighted average exercise prices of $37.18 in 1998 and $37.45 in 1997 exceeded the average market prices of $26.31 and $25.10, respectively.

                  This calculation is submitted in accordance with Regulation S-K, Item 601(b)(11).

                  Sales to external customers and pre-tax profit (loss) by business segment for the three months ended March 27, 1998 and March 28, 1997 are as follows:

                                                                 Sales         Pre-tax income
(in thousands)                                       1998        1997         1998         1997
--------------------------------------------- ------------ ----------- ------------ ------------
Semiconductor Equipment                           $38,716     $44,162     $(3,398)       $(132)
Wireless Communications                            30,006      23,054          545        (505)
--------------------------------------------- ------------ ----------- ------------ ------------
Income from continuing operations                                          (2,853)        (637)
Other income (expense)-net                                                  16,712          129
--------------------------------------------- ------------ ----------- ------------ ------------
Total                                             $68,722     $67,216      $13,859       $(508)
============================================= ============ =========== ============ ============

--------------------------------------------------------------------------------
                                     Page 8

                          PART I--FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Financial Condition and Liquidity

                  The company's financial condition and liquidity at March 27, 1998 remains strong. During the first quarter of 1998, cash and equivalents decreased by $56.3 million, from $134.5 million to $78.2 million. The decrease in cash and equivalents resulted primarily from the purchase of short-term investments, as discussed below. Net income for the first quarter of 1998 was $9.7 million, while net cash used by operations was $31.1 million. Net income was $2.5 million and net cash provided by operations was $5.3 million in the first quarter of 1997. For the first quarter of 1998, net cash used by operating activities differed from net income for the period primarily because of decreases for: a $14.8 million gain on disposal of property, plant and equipment, a $10.6 million net change in receivables and a $17.2 million net change in accruals and payables. The net change in accruals and payables was primarily due to income tax payments related to the fourth quarter 1997 gain on discontinued operations. For the first quarter of 1997, net cash provided by operating activities differed from net income for the period primarily because of increases for: depreciation and amortization charges of $3.2 million, net changes in receivables and other assets of $3.7 million and $2.0 million, respectively; and decreases for: $3.0 million for the net income and cash used by discontinued operations and $4.0 million for a net change in accruals and payables.

                  Net cash used in investing activities was $24.1 million in the first quarter of 1998 compared to net cash provided by investing activities of $0.3 million for the same period in 1997. In 1998, the company received proceeds of $15.9 million from the sale of real property and asset retirements which was offset by the purchase of $35.7 million in short-term investments and purchase of $5.2 million in new capital equipment. During the first quarter of 1998 the company invested its excess cash and equivalents in securities with maturities exceeding 90 days to take advantage of the higher yields. These short-term investments, consisting mostly of high grade commercial paper, are subject to interest rate risk and will rise and fall in value if market interest rates change. Cash provided by investing activities in 1997 was primarily from the release of $3.7 million of restricted plant construction funds offset by a similar amount for capital expenditures.

                  The company used $1.1 million in financing activities in the first quarter of 1998 compared to $2.4 million for the same period last year. During 1998 the company repurchased 52,608 shares of its common stock for $1.4 million and paid approximately $1.0 million in dividends which was offset in part by proceeds from stock option exercises. During the first quarter of 1997 the company repurchased 78,000 shares of its common stock for $2.0 million and paid $1.0 million in dividends.
--------------------------------------------------------------------------------
                                     Page 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  As of March 27, 1998, the company's principal source of liquidity consisted of $78.2 million in cash and equivalents and short-term investments valued at $34.6 million. The company has arrangements with several banks to provide a $50 million unsecured credit facility. This facility expires on December 8, 1998. During the first quarter of 1998, the company incurred no borrowings under this credit facility. As a result of the operating loss reported in the fourth quarter of 1997 the company was not in compliance with certain terms under this credit facility during the first quarter of 1998. Negotiations have been completed with the banks and the company has re-established a compliant condition. Management does not anticipate any significant near term borrowing requirements under this credit facility.

                  From time to time the company may enter into certain long-term borrowing arrangements with financial lending institutions for capital acquisitions of property, plant and equipment. As of March 27, 1998, long-term borrowings of $18.5 million consisted of two unsecured loans used for the company's land, building and equipment located in Kawasaki, Japan, and are payable through the year 2011 as fully disclosed in the company's 1997 annual report filed on Form 10-K. At March 27, 1998, there were no material commitments for capital expenditures.

                  Current Operations and Business Outlook

                  For the first quarter of 1998, the company reported sales of $68.7 million and net income of $9.7 million, or $1.15 per diluted share. In 1997, first-quarter sales from continuing operations amounted to $67.2 million, with a net loss of $0.3 million, or a loss of $.04 cents per diluted share. First-quarter 1998 results reflect the sale of approximately 14 acres of unused property at the company's San Jose, Calif. site for a pre-tax gain of $14.8 million. New orders for the first quarter of 1998 were $57 million or about 16% lower than the $68 million of the fourth quarter continuing operations of 1997 and about 8% lower than the $62 million for the first quarter of 1997. Firm backlog on March 27, 1998 stood at $82.2 million, compared to the March 28, 1997 backlog for continuing operations of $147 million. The current period backlog is reported net of the removal of $5 million from backlog because of some order pushouts in the Semiconductor Equipment Group, as discussed below.

                  Although long-term growth for the company appears bright, it is clear that 1998 will be another very challenging year as the semiconductor equipment industry remains in a down cycle. The continued steep decline of the semiconductor equipment business is expected to more than offset the growth and profit anticipated in the wireless communications business. The company believes the actions it has in place will set the stage for future high growth and profitability when market conditions improve. Operations and business outlook for each of the company's business segments are discussed below.


--------------------------------------------------------------------------------
                                     Page 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  Semiconductor Equipment Group

                  Sales of semiconductor equipment in the first quarter of 1998 amounted to $38.7 million, down 12% from the $44.2 million recorded for the same period last year. New orders were $22 million during the first quarter of 1998, which were down 35% compared to the $34 million of last year's first quarter. These order rates mean that the company is able to service the order requirements of its customers rapidly. Customers are delaying orders as long as possible to take advantage of the shorter lead time. This business segment is entering the second quarter of 1998 with a backlog totaling approximately $17 million compared to $81 million at March 28, 1997. As discussed above, the current period backlog is reported net of the removal of $5 million from backlog because of some order pushouts. The orders were removed from the reported backlog because the pushouts resulted in requested deliveries more than 12 months into the future.

                  The company's orders for semiconductor equipment products were weaker than previously expected. The company's computer-memory customers face an overcapacity situation. Additionally, several customers curtailed or discontinued construction of new factories as a result of currency devaluations and other financial problems in Asia. The company is working with a principal Asian customer to preserve a significant sale, originally slated for late 1997, but placed on hold by credit problems related directly to the Asian financial crisis.

                  A large part of the orders and sales for each quarter right now are the spares, service and training revenues. To a large degree, these revenues are based on the installed base of our equipment (nearly 800 systems) and are running between $10 million to $15 million per quarter. Most of these bookings are delivered in less than 30 days after the order.

                  The company re-evaluated its sales prospects and is now reducing the 1998 sales forecast for the Semiconductor Equipment Group. The group is reviewing its worldwide infrastructure to reduce cost while still maintaining quality service to its customers. The group downsized by approximately 5% of its work force in February 1998 to a break-even cost of roughly $40 million per quarter. Now the group is taking further action to reduce expenditures to $35 million per quarter. Achieving lower cost requires reduction of the group research and development spending. The company will maintain prudent levels of expense for the continuation and completion of key projects. For example, the development and introduction of the WJ-2000 cluster tool platform with its high-density plasma (HDP) and advanced atmospheric-pressure (or AP Next) chemical-vapor-deposition (CVD) process modules. In spite of these actions, fixed costs and required development expenses are expected to make the group unprofitable in 1998 with the lower anticipated revenues.

--------------------------------------------------------------------------------
                                     Page 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  The company has achieved encouraging results at our HDP beta sites. The company believes that the equipment is performing equivalent to or better than our competition. However, with the present market conditions the company is finding it difficult to predict when orders will occur. A few orders prospects have been pushed out as a result of the Asian financial situation.

                  Although the long-range industry forecasts for the semiconductor industry remain bright, the current semiconductor integrated circuit demand appears to be nearly flat in dollar terms over last year. Many customers are reducing capital equipment budgets with the industry in an overcapacity situation. The company is confident of an upturn, but it appears to be beyond 1998.

                  The Semiconductor Equipment Group's business depends upon the planned and actual capital expenditures of the semiconductor manufacturers, who react to the current and anticipated market demand for integrated circuits. This demand had been growing dramatically over the years from 1992 through 1995, however in 1996 its history of cyclical variations returned with a market downturn. That downturn was exacerbated in the fourth quarter of 1997 by financial-system collapses and currency devaluations in Asia, the company's principal overseas market region for capital equipment. Although the cyclical growth trend of the semiconductor integrated circuits business is expected to return, it is recognized that the semiconductor equipment business can vary rapidly in response to customer demand. Following placement of orders, customers frequently seek either faster or delayed delivery, based on their changing needs. Uncertainty increases significantly when projecting product demand in the future. While the company cannot predict what effect these various factors will have on operating results, the effect of these and other factors could significantly affect the company's future operating results and stock market value.

                  Wireless Communications

                  Wireless-communications sales in the first quarter of 1998 totaled $30.0 million, a 30% increase over the prior year's first quarter comparable $23.1 million for this segment (as restated for the adoption of SFAS 131). Orders for the first quarter of 1998 totaled approximately $35 million, compared to $28 million for the same period last year. The business segment is entering the second quarter of 1998 with a backlog totaling approximately $65 million compared to $66 million at March 28, 1997.

                  The company achieved substantial progress across its wireless-infrastructure product lines during the quarter. At the chip level, the company initiated operation of its Milpitas, Calif. gallium-arsenide (GaAs) and thin-film fabrication facility acquired at the close of 1997 as part of the assets of Samsung Microwave Semiconductor. First-quarter 1998 orders for GaAs devices were encouraging, lending credence to the company's decision to market proprietary integrated-circuit technology outside the company.

--------------------------------------------------------------------------------
                                     Page 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  The company booked two large-volume orders during the period for wireless local-loop products. One order was for the initial production run of 1000 systems. A larger order was the second production release for over 11,000 terminal units. Delivery will be in 1998 for both of these orders. Both orders have excellent follow-on potential. The company's goal is to drive our cost down significantly, encouraging the customers to continue to place volume orders.

                  During the first quarter the demand was somewhat higher than earlier expected for the CDMA and TDMA converter assemblies to Lucent Technologies as part of the design of their PCS base station. Part of this higher demand comes about because the company is working with another Lucent vendor who is supplying the complete CDMA assembly. Some inventory fill was requested and supplied to this "partner." Thus the first quarter demand may have been somewhat high, and it is anticipated that the rate will drop a little to a more normal level in the second quarter. For the longer term the company is bullish about the business for the PCS CDMA/TDMA receiver assemblies. This results from the improvement of Lucent's PCS market position in recent months.

                  The company completed the work to develop and test the IS-136 TDMA, or Time Division Multiple Access, digital air interface for the Base2TM base station. System tests are proceeding well and the company is working with many customer inquiries. The company decided last year to market the system primarily to developing countries using system integrators for our distribution channel. Telos Engineering has installed the initial system in Dalian, China. The installation of the analog, or AMPS, system was a success. Two full IS-136 capability systems are expected to be shipped to China in April for replacement installation in May.

                  The company has now received the FCC certification for both its outdoor and indoor PCS repeater. The nearer term business opportunities lie with the indoor design and the company is confident of 1998 repeater sales.

                  Looking forward, the company's outlook for growth expectations in its Wireless Communications operations for 1998 remains at roughly more than 20% over the $105 million of 1997. It is estimated that the intelligence receiver business will stay essentially flat with the $60 million of 1997 and the wireless infrastructure business to continue to grow at about a 50% rate. It is expected that the Wireless Communications segment will be profitable in 1998.

                  Various regulatory agencies of federal, foreign, state and local governments can affect the wireless communication market dynamics, causing unforeseen ebb and flow of orders and delivery requirements. Domestic and international competition from a number of companies, some of which are much larger than Watkins-Johnson, is intense. The effect of these and other factors could significantly affect the company's future operating results.

--------------------------------------------------------------------------------
                                     Page 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  First Quarter of 1998 Compared to First Quarter of 1997

                  Wireless Communications sales increased 30% while Semiconductor Equipment Group sales decreased 12%, resulting in an overall company increase from continuing operations of 2%. Gross margins improved from 34% to 38%. Gross margins increased primarily due to a shift in the revenue mix in the Semiconductor Equipment Group from system sales to higher margin spare parts and service revenues.

                  Selling and administrative expenses increased to 23% of sales compared with 19.5% for the same period last year. The higher percentage for the first quarter of 1998 resulted primarily from severance charges of $0.3 million and an additional reserve of $1.6 million taken on receivables as a result of the increased receivables balance.

                  Research and development expenses were $13.2 million during the first quarter of 1998, 19.2% of sales, compared to $10.4 million, or 15.5% of sales, for the same period last year. Research and development is budgeted at about 20% to 21% of planned sales in 1998. With an anticipated drop in revenues compared to plan and the high research and development percentage the company had planned, research and development expenditures will be held below plan.

                  The operating loss in the first quarter of 1998, before other income and the real-property gain, was $2.9 million compared with the $0.6 million loss for the same period last year. Other income (net of other expenses) increased $1.8 million over the prior year due mostly to interest income earned on the increased cash balance and short-term investments. Also included in other income for the first quarter of 1998 is $0.5 million of net income from two leases, the sub-lease of part of our Palo Alto facility to Stellex and a lease of a portion of our Japanese facility. In January 1998, the company concluded the sale of vacant land adjacent to its San Jose, California facility, resulting in a $14.8 million pre-tax gain reflected as "Gain on real property" in the consolidated financial statements.

                  For the first quarter of 1998, the effective tax rate for federal, state and foreign income taxes was about 30% compared to a 37% tax benefit rate on continuing operations for the same period last year. The 30% tax rate in 1998 is below the statutory rate mostly because of export sales benefits and federal and state research tax credits. The 37% tax benefit rate for 1997 resulted mostly from the effect of the operating loss with positive benefits from export sales and research credits, which were offset by taxes incurred by foreign operations.

                  Net income from continuing operations increased from a $0.3 million loss in the first quarter of 1997 to $9.7 million of net income for the same period this year. Including after tax income of $2.8 million reported from discontinued operations in the first quarter of 1997, net income increased from $2.5 million in the first quarter of 1997 to $9.7 million reported for the current period.

--------------------------------------------------------------------------------
                                     Page 14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  Year 2000 Computer Software Conversion

                  The  company   regularly   updates  its  information   systems
                  capabilities, and has evaluated all significant computer software applications for compatibility with the year 2000. With the system changes implemented to date and other planned changes, the company anticipates that its computer software applications will be compatible with the year 2000. Expenditures specifically related to software modifications for year 2000 compatibility are not expected to have a material effect on the company's operations or financial position. However, the company is dependent on numerous vendors and customers which may incur disruptions as a result of year 2000 software issues. Accordingly, no assurance can be given that the company's results of operations will not be impacted by this industry-wide issue.

                  Risks and Uncertainties That May Affect Future Results

                  All statements in this report, other than statements of historical facts, should be considered forward-looking statements. By way of example only, those include statements about the company's strategies, objectives, plans, expectations and anticipated results, and expectations for the economy generally or specific industries. The words "expect", "anticipate", "looking forward" and other similar expressions used in this report are intended to identify forward-looking statements that involve risks and uncertainties that may cause actual results and expectations to differ materially from those expressed. Such risks and uncertainties include, but are not limited to: product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, business cycles, the results of financing efforts, actual purchases under agreements, the effect of the company's accounting policies, U.S. Government export policies, geographic concentrations, natural disasters and other risks detailed in the company's 1997 Form 10-K filed with the Securities and Exchange Commission. Investors and prospective investors are cautioned not to place undue reliance on these forward-looking statements. The company undertakes no obligation to announce any revisions to its forward-looking statements to reflect events or circumstances as they actually develop or occur in the future.

--------------------------------------------------------------------------------
                                     Page 15

                           PART II--OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders

             At the annual meeting of shareholders held April 18, 1998, shareowners voted on the following:

             Item 1:      Election of Directors:

             Nominee                              For                Withheld
             -------                              ---                --------
             Dean A. Watkins                      7,638,943            45,189
             H. Richard Johnson                   7,639,743            44,389
             W. Keith Kennedy                     7,639,463            44,669
             John J. Hartmann                     7,633,893            50,239
             Raymond F. O'Brien                   7,636,543            47,589
             William R. Graham                    7,643,357            40,775
             Robert L. Prestel                    7,642,522            41,610
             Gary M. Cusumano                     7,642,126            42,006

             Item 2: Proposal to ratify the appointment of Deloitte & Touche as the independent auditors of the company for accounting year ending December 31, 1998.

             For             7,629,483         Against               33,216
                ----------------------                ---------------------

             Abstain            21,433         Broker Non-Votes           0
                    ------------------                         ------------



Item 6.           Exhibits and Reports on Form 8-K

                  a) A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits. The exhibits are numbered according to Item 601 of Regulation S-K.

                  b) No reports on Form 8-K were required to be filed during the quarter.

--------------------------------------------------------------------------------
                                     Page 16

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               WATKINS-JOHNSON COMPANY
                                                   (Registrant)



Date      April 28, 1998              By: /s/     W. Keith Kennedy, Jr.
    ------------------------              --------------------------------------
                                                  W. Keith Kennedy, Jr.
                                          President and Chief Executive Officer







Date      April 28, 1998                By: /s/     Scott G. Buchanan
    ------------------------                ------------------------------------
                                                    Scott G. Buchanan
                                      Vice President and Chief Financial Officer

--------------------------------------------------------------------------------
                                     Page 17

                                  EXHIBIT INDEX


The Exhibits below are numbered according to Item 601 of Regulation S-K.


Exhibit
Number         Exhibit
------         -------
  27.1         Financial Data Schedule for the quarter ended March 27, 1998.

  27.2         Financial Data Schedule for the year ended December 31, 1995.

  27.3         Financial Data Schedule for the year ended December 31, 1996.

  27.4         Financial Data Schedule for the quarter ended March 29, 1996.

  27.5         Financial Data Schedule for the quarter ended June 28, 1996.

  27.6         Financial Data Schedule for the quarter ended September 27, 1996.

  27.7         Financial Data Schedule for the quarter ended March 28, 1997.

  27.8         Financial Data Schedule for the quarter ended June 27, 1997.

  27.9         Financial Data Schedule for the quarter ended September 26, 1997.


--------------------------------------------------------------------------------
                                     Page 18