Form 10-Q
period 1998-06-26
WATKINS JOHNSON CO
filed 1998-07-31
CIK 105006

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 26, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                          Commission file number 1-5631

                             WATKINS-JOHNSON COMPANY
             (Exact name of registrant as specified in its charter)


                         CALIFORNIA                                                     94-1402710
-------------------------------------------------------------- -------------------------------------------------------------
        (State or other jurisdiction of incorporation                      (I.R.S. Employer Identification No.)
                      or organization)



         3333 Hillview Avenue, Palo Alto, California                                    94304-1223
-------------------------------------------------------------- -------------------------------------------------------------
          (Address of principal executive offices)                                      (Zip Code)


                                                       (650) 493-4141
                               ---------------------------------------------------------------
                                    (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. No ___.

Common stock, no par value, outstanding as of June 26, 1998     8,258,000 shares

                          PART I--FINANCIAL INFORMATION


Item 1.           Financial Statements

                  The interim financial statements are unaudited; however, Watkins-Johnson Company believes that all adjustments necessary for a fair statement of results for such interim periods have been included and all such adjustments are of a normal recurring nature. The results for the six months ended June 26, 1998, are not necessarily indicative of the results for the full year 1998.

                  The consolidated financial statements required by Rule 10-01 of Regulation S-X are included in this report beginning on the next page.

                                            WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS*
                                     For the periods ended June 26, 1998 and June 27, 1997

                                                                Three Months Ended                          Six Months Ended
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share                  1998                 1997                 1998                 1997
amounts)
-------------------------------------------------------------------------------------------------------------------------------
Sales                                          $        53,739      $        72,679      $       122,461      $      139,895
-------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
         Cost of goods sold                             37,080               46,611               79,626              90,922
         Selling and administrative                     13,750               14,668               29,571              27,764
         Research and development                       13,335               10,428               26,543              20,874
-------------------------------------------------------------------------------------------------------------------------------
                                                        64,165               71,707              135,740             139,560
-------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                          (10,426)                 972              (13,279)                335
Interest and other income (expense)--net                 1,836                  625                4,071               1,083
Interest expense                                          (277)                (361)                (583)               (690)
Gain on real property                                                                             14,783
-------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations
    before income taxes                                 (8,867)               1,236                4,992                 728
Income tax benefit (expense)                             2,660                 (350)              (1,498)               (160)
-------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                (6,207)                 886                3,494                 568
Income from discontinued operations, net of
    taxes                                                                     2,196                                    4,992
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                              $        (6,207)     $         3,082      $         3,494      $        5,560
===============================================================================================================================

Basic per share amounts:

  Income (loss) from continuing operations     $          (.75)     $           .11      $           .42      $          .07
  Income from discontinued operations                                           .26                                      .60
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                              $          (.75)     $           .37      $           .42      $          .67
===============================================================================================================================
Basic average common shares                          8,257,000            8,258,000            8,259,000           8,278,000

Diluted per share amounts:

  Income (loss) from continuing operations     $          (.75)     $           .10      $           .41      $          .07
  Income from discontinued operations                                           .26                                      .58
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                              $          (.75)     $           .36      $           .41      $          .65
===============================================================================================================================
Diluted average common shares                        8,257,000            8,507,000            8,448,000           8,497,000

*Unaudited

                                            WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME*
                                     For the periods ended June 26, 1998 and June 27, 1997

                                                              Three Months Ended                        Six Months Ended
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                     1998                1997                  1998               1997
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                              $         (6,207)    $         3,082      $          3,494     $        5,560
-------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (expense), net of tax:

    Foreign currency translation adjustments               (242)                255                  (258)               109

    Net unrealized holding gains (losses) on
      securities, net of reclassification
      adjustment of $0                                       27                                       (59)
-------------------------------------------------------------------------------------------------------------------------------
    Other comprehensive income (expense)                   (215)                255                  (317)               109
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                           $         (6,422)    $         3,337      $          3,177     $        5,669
===============================================================================================================================

*Unaudited

                                          WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                          As of June 26, 1998 and December 31, 1997

----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                  1998*                                      1997
----------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash and equivalents                                        $       33,559                             $      134,462
    Short-term investments                                              79,141
    Receivables                                                         40,853                                     45,690
    Inventories:
        Finished goods                                                   5,354                                      9,283
        Work in process                                                 23,844                                     18,519
        Raw materials and parts                                         16,249                                     18,873
    Other                                                               30,345                                     31,366
----------------------------------------------------------------------------------------------------------------------------
    Total current assets                                               229,345                                    258,193
----------------------------------------------------------------------------------------------------------------------------

Property, plant, and equipment                                         185,335                                    178,795
    Accumulated depreciation and amortization                          (88,480)                                   (82,382)
----------------------------------------------------------------------------------------------------------------------------
    Property, plant, and equipment--net                                 96,855                                     96,413
----------------------------------------------------------------------------------------------------------------------------

Other assets                                                             3,795                                      3,606
----------------------------------------------------------------------------------------------------------------------------
                                                                $      329,995                             $      358,212
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREOWNERS'
EQUITY

Current liabilities:
    Payables                                                    $       10,229                             $       16,188
    Accrued liabilities                                                 66,873                                     88,398
----------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                           77,102                                    104,586
----------------------------------------------------------------------------------------------------------------------------
Long-term obligations                                                   31,722                                     33,234
----------------------------------------------------------------------------------------------------------------------------

Shareowners' equity:
    Common stock                                                        41,371                                     40,631
    Retained earnings                                                  180,712                                    180,356
    Accumulated other comprehensive income                                (912)                                      (595)
----------------------------------------------------------------------------------------------------------------------------
    Total shareowners' equity                                          221,171                                    220,392
----------------------------------------------------------------------------------------------------------------------------
                                                                $      329,995                             $      358,212
============================================================================================================================

*Unaudited

                                          WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS*
                                    For the periods ended June 26, 1998 and June 27, 1997
                                                                                                         Six Months Ended
----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                      1998                                    1997
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

    Net Income                                                    $        3,494                            $        5,560
    Reconciliation of net income to cash flows
        Depreciation and amortization                                      7,512                                     6,760
        Gain on asset retirements                                        (14,781)
        Results of discontinued operations                                                                          (4,992)
        Net changes in:
           Receivables                                                     4,657                                    11,978
           Inventories                                                       936                                    (3,462)
           Other assets                                                      751                                      (189)
           Accruals and payables                                         (27,721)                                   (3,515)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by continuing operating activities              (25,152)                                   12,140
Net cash provided by discontinued operations                                                                         9,600
----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                         (25,152)                                   21,740
----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

    Additions of property, plant, and equipment                          (10,119)                                   (7,691)
    Purchase of short-term investments                                   (85,243)
    Proceeds from sale of short-term investments                           6,005
    Proceeds on asset retirements and other                               15,932                                       303
    Restricted plant construction funds                                                                              3,738
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (73,425)                                   (3,650)
----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:

    Payments on long-term debt borrowing                                    (272)                                     (439)
    Net borrowings (repayments) under line-of-credit                        (158)                                     (317)
    Proceeds from issuance of stock                                          992                                       557
    Repurchase of common stock                                            (1,408)                                   (4,249)
    Dividends paid                                                        (1,983)                                   (1,994)
    Other                                                                    (71)                                      (76)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                     (2,900)                                   (6,518)
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                      574                                     1,114
----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents                         (100,903)                                   12,686
Cash and equivalents at beginning of period                              134,462                                    15,702
----------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                             $       33,559                            $       28,388
============================================================================================================================

*Unaudited

Item 1.           Financial Statements (continued)

                  Supplementary information to the financial statements:

                  A dividend of twelve cents per share was declared and paid during the second quarter of 1998 and 1997.

                  Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the period.
                  Per share amounts from continuing operations were computed as follows:

  (Dollars in thousands, except per share amounts)          Three Months Ended                            Six Months Ended
-------------------------------------------------------------------------------------------------------------------------------
                                              June 26, 1998        June 27, 1997          June 26, 1998        June 27, 1997
-------------------------------------------------------------------------------------------------------------------------------
Denominator for basic per share:

    Weighted average shares
       outstanding                                8,257,000            8,258,000            8,259,000             8,278,000
                                             ================   ==================   ===================   ====================

Denominator for diluted per share:

    Weighted average shares
       outstanding                                8,257,000            8,258,000            8,259,000             8,278,000

    Effect of dilutive stock options                                     249,000              189,000               219,000
                                             ----------------   ------------------   -------------------   --------------------

    Diluted average common shares                 8,257,000            8,507,000            8,448,000             8,497,000
                                             ================   ==================   ===================   ====================

Net income (loss) from continuing
    operations (numerator)                   $       (6,207)      $          886       $        3,494         $         568
                                             ================   ==================   ===================   ====================

Basic net income (loss) per share            $         (.75)      $          .11       $          .42         $         .07
                                             ================   ==================   ===================   ====================

Diluted net income (loss) per share          $         (.75)      $          .10       $          .41         $         .07
                                             ================   ==================   ===================   ====================

Item 1.           Financial Statements (continued)

                  For the three months ended June 26, 1998 the incremental shares from the assumed exercise of 181,000 stock options are not included in computing the dilutive per share amounts because continuing operations resulted in a loss and such assumed conversion would be antidilutive. Additionally, weighted average options outstanding to purchase 709,000 and 587,000 shares of common stock were not included in the computation of diluted per share amounts for the three months ended June 26, 1998 and June 27, 1997, respectively, and 666,000 and 603,000 shares of common stock were not included in the computation of diluted per share amounts for the six months ended June 26, 1998 and June 27, 1997, respectively, because the weighted average exercise prices were greater than the average market prices of the common shares. For the three months ended June 26, 1998 and June 27, 1997, weighted average exercise prices of $35.79 and $39.46, respectively, exceeded the average market prices of $26.15 and $28.75, respectively. For the six months ended June 26, 1998 and June 27, 1997, weighted average exercise prices of $36.42 and $39.46, respectively, exceeded the average market prices of $26.23 and $26.98, respectively.


                  This calculation is submitted in accordance with Regulation S-K, Item 601(b)(11).

                  Sales to external customers and pre-tax profit (loss) from continuing operations by business segment are as follows:

   Three months ended June 26,1998 and June 27, 1997

                                                                          Sales            Pre-tax income
                                                          ------------------------- -------------------------
(in thousands)                                                     1998         1997        1998         1997
-------------------------------------------------------------------------------------------------------------

Semiconductor Equipment                                       $  26,904    $  47,991   $  (9,436)   $     400
Wireless Communications                                          26,835       24,688        (990)         572
-------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                        (10,426)         972
Other income (expense)-net                                                                 1,559          264
-------------------------------------------------------------------------------------------------------------
Total                                                         $  53,739    $  72,679   $  (8,867)   $   1,236
=============================================================================================================

   Six months ended June 26,1998 and June 27, 1997

                                                                          Sales            Pre-tax income
                                                          ---------------------------------------------------
(in thousands)                                                     1998         1997        1998         1997
-------------------------------------------------------------------------------------------------------------
Semiconductor Equipment                                       $  65,620    $  92,153   $ (12,835)   $     259
Wireless Communications                                          56,841       47,742        (444)          76
-------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                        (13,279)         335
Other income (expense)-net                                                                18,271          393
-------------------------------------------------------------------------------------------------------------
Total                                                         $ 122,461    $ 139,895   $   4,992    $     728
=============================================================================================================


                          PART I--FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Financial Condition and Liquidity

                  At June 26, 1998, cash and equivalents and short-term investments totaled $112.7 million. During the first half of 1998, cash and equivalents decreased by $100.9 million, from $134.5 million to $33.6 million. The decrease in cash and equivalents resulted primarily from the purchase of short-term investments, as discussed below.

                  Net income for the first half of 1998 was $3.5 million, while net cash used by operations was $25.2 million. For the comparable period last year, net income was $5.6 million and net cash provided by operations was $21.7 million. For the first half of 1998, net cash used by operating activities differed from net income for the period primarily because of decreases for: a $14.8 million gain on disposal of property, plant and equipment and a $27.7 million net change in accruals and payables; and increases for: depreciation and amortization charges of $7.5 million and a net change in receivables of $4.7 million. The net change in accruals and payables was partially due to income tax payments related to the fourth quarter 1997 gain on discontinued operations. For the first half of 1997, net cash provided by operating activities differed from net income for the period primarily because of increases for: depreciation and amortization charges of $6.8 million, net changes in receivables of $12 million, and cash provided by discontinued operations of $9.6 million; and decreases for: $5 million for the net income of discontinued operations, a net change in inventory of $3.5 million and a net change in accruals and payables of $3.5 million.

                  Net cash used in investing activities was $73.4 million in the first half of 1998 compared to $3.7 million for the same period in 1997. In 1998, the company purchased $85.2 million in short-term investments and $10.1 million in new capital equipment, and received proceeds of $15.9 million from the sale of real property and asset retirements and $6 million from the sale of short-term investments. During the first half of 1998 the company invested its excess cash and equivalents in securities with maturities exceeding 90 days to take advantage of the higher yields. These short-term investments, consisting mostly of high grade commercial paper, are subject to interest rate risk and will rise and fall in value if market interest rates change. Cash used in investing activities in the first half of 1997 was for the purchase of $7.7 million of new capital equipment which was offset by the release of $3.7 million of restricted plant construction funds.

                  The company used $2.9 million in financing activities in the first half of 1998 compared to $6.5 million for the same period last year. During the first half of 1998 the company repurchased 52,608 shares of its common stock for $1.4 million and paid approximately $2 million in dividends which was offset in part by $1 million in proceeds from stock option exercises. During the first half of 1997 the company repurchased 193,000 shares of its common stock for $5.4 million and paid $2 million in dividends.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  As of June 26, 1998, the company's principal source of liquidity consisted of $33.6 million in cash and equivalents and short-term investments valued at $79.1 million. The company has arrangements with several banks to provide a $50 million unsecured credit facility. This facility expires on March 31, 1999. During the first half of 1998, the company incurred no borrowings under this credit facility. Management does not anticipate any significant near term borrowing requirements under this credit facility.

                  From time to time the company may enter into certain long-term borrowing arrangements with financial lending institutions for capital acquisitions of property, plant and equipment. As of June 26, 1998, long-term borrowings of $16.8 million consisted of two unsecured loans used for the company's land, building and equipment located in Kawasaki, Japan, and are payable through the year 2011 as fully disclosed in the company's 1997 annual report filed on Form 10-K. At June 26, 1998, there were no material commitments for capital expenditures.

                  Current Operations and Business Outlook

                  For the second quarter of 1998, the company reported sales of $53.7 million and a net loss of $6.2 million, or $0.75 cents per diluted share. In 1997, second-quarter sales from continuing operations amounted to $72.7 million, with net income of $0.9 million, or $0.10 cents per diluted share. Sales for the first half of 1998 amounted to $122.5 million, with net income of $3.5 million, or $0.41 cents per diluted share. In 1997, first-half sales totaled $139.9 million, with net income from continuing operations of $0.6 million, or $0.07 cents per diluted share.

                  New and restated orders for the second quarter of 1998 were $40 million or about 30% lower than the $57 million of the first quarter of 1998 and about 35% lower than the $62 million for the second quarter of 1997. Second quarter 1998 orders include nearly $8 million of semiconductor equipment orders which were dropped from the backlog in December 1997, as discussed below. Firm backlog on June 26, 1998 stood at $68.6 million, compared to the June 27, 1997 backlog for continuing operations of $136.5 million, and $82 million at March 27, 1998.

                  1998 is proving to be a difficult year. During the second quarter, the market for semiconductor equipment continued to decline and the company revised its expectations for 1998 downward. The company also reviewed the potential for its wideband base station (Base2TM ) and decided to shift its marketing of that product towards original equipment manufacturers (OEM) rather than selling directly to carriers and small system integrators. Communications intelligence orders and shipments were also below plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  To address the greater-than-expected losses associated with these factors, the company took a number of steps to reduce operating costs. Most significantly, the company reduced its worldwide work force by 15% during the second quarter of 1998 and scheduled plant furloughs at all three U.S. facilities. Adding the staff reductions of the first quarter of 1998, brings the company work force reduction this year to 20%.

                  The company has also slowed research and development spending on certain projects while maintaining prudent levels of spending on key projects expected to improve 1998 and 1999 orders. The company believes the actions it has in place will set the stage for future high growth and profitability when market conditions improve. Operations and business outlook for each of the company's business segments are discussed below.

                  Semiconductor Equipment Group

                  Sales of semiconductor equipment in the second quarter of 1998 amounted to $26.9 million, down 44% from the $48 million recorded for the same period last year. Sales for the first half of 1998 totaled $65.6 million compared to $92.2 million for the same period last year. Orders were $26 million during the second quarter of 1998, which were down 41% compared to the $44 million of last year's second quarter and up 18% from the $22 million reported in the first quarter of 1998. Second quarter 1998 orders include nearly $8 million of orders from a Korean customer which were dropped from the backlog in December of 1997. The company was able to reach agreement on the payment terms for this equipment, reinstated the order, and shipped the systems. This business segment is entering the third quarter of 1998 with a backlog totaling approximately $16 million compared to $78 million at June 27, 1997, and $17 million at March 27, 1998.

                  Shipments were well below the first of the year expectations. The company now expects orders for semiconductor equipment to run significantly below plan for all of 1998. Much of the third quarter planned shipments are expected to come from the spares, service and training business. The company will continue to take action to reduce operating costs, with the goal of keeping the operating loss for the year at or better than the loss budgeted as of the beginning of 1998. The company is trimming unnecessary costs everywhere it can while maintaining its development for the future.

                  With the exception of the promising very-low-k (VLK) program, research and development has now been slowed for 1998 except for those projects which should improve 1998 and 1999 orders. WJ has continued to invest heavily in R&D, and recently introduced two new products at the SEMICON West trade show in San Francisco: the WJ-1500 and the WJ-3000 cluster platform.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  The WJ-1500 extends the company's conveyorized CVD equipment for customers using 0.15-micron design rules. The system is an upgrade to the conveyor transport system with improved film capability for the smaller design rules (0.18 micron) now being employed, improved film uniformity, and higher reliability. Several customers are discussing the purchase of this new atmospheric pressure (AP) tool.

                  The second product family, the WJ-3000 cluster platform, is a "bridge" product designed to facilitate chip makers' transition from 200-mm to 300-mm wafer processing. The WJ-3000 is a single wafer, multiprocessing system with both 300mm and 200mm capability. In addition to the new high density process module, the company has developed a single wafer module for atmospheric pressure processing, called the WJ-3000A (or AP
                  Next). The company has been demonstrating its capability to customers during 1998 with excellent results. A number of customers are discussing beta site opportunities and the company expects to have a beta placement in the first half of 1999.

                  Although the very long-range industry forecasts for the semiconductor industry remain bright, the industry remains in an overcapacity situation. Capital equipment decisions are affected by a number of parameters and the company is watching its customer's market dynamics closely. The industry is confident of an upturn, but it appears to be beyond 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  Wireless Communications

                  Wireless communications sales in the second quarter of 1998 totaled $26.8 million, a 9% increase over the prior year's second quarter comparable $24.7 million for this segment (as restated for the adoption of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"). Sales for the first half of 1998 totaled $56.8 million compared to $47.7 million for the same period last year. Orders for the second quarter of 1998 totaled approximately $14 million, compared to $18 million for the same period last year, and $35 million reported for the first quarter of 1998. As discussed last quarter, the strong orders of the first quarter were unusually high mostly because of some inventory filling at an intermediate vendor inserted by a major customer, Lucent, in the CDMA chain. The business segment is entering the third quarter of 1998 with a backlog totaling approximately $53 million compared to $59 million at June 27, 1997.

                  At the close of 1997 the company purchased the assets of Samsung Microwave Semiconductor. The company received its first order based upon the combination of Watkins-Johnson and Samsung technology. This order is for a handset amplifier transistor with high efficiency for a handset design produced for one of the low earth orbit satellites. Orders this year are for prototypes and the initial production. If the system succeeds, production is expected to last 5 years.

                  During the second quarter, Watkins-Johnson changed its marketing approach for the Base2 base-station product. The company reviewed the potential for this product and made the decision to change its current approach of marketing the system directly to carriers and the small integrators as a stand-alone product. The new approach will market both the system and wideband modules and subassemblies using Base2 technology to the same commercial OEM-manufacturer base already served by the company. The product technology embodies the proven receiver and digital signal-processing technologies for which WJ is a recognized leader. To better work with this customer base, the sales and marketing functions for all commercial wireless-infrastructure products have been consolidated into a single commercial wireless organization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  While the company's 1998 government-communications market is slower than expected, the company's performance in recent years demonstrates its ability to increase its market by directing its unique technological strengths at appropriate volume programs. Part of the difficulty being experienced in the government communications side of the Wireless Communications sector stems from the delay of a major order. The company had expected the award of a major government program early in the year, which is budgeted and has the funds established, but has been delayed considerably as the using agency works through implementation plans. The order has now been delayed sufficiently, that it will likely have minimum sales in 1998. The current picture for this business is expected to improve by early 1999.

                  In July 1998 Lucent experienced a local strike at their Columbus Ohio plant, stopping production for some of the systems where Watkins-Johnson's parts are used. The Lucent strike affected the Palo Alto plant staffing. However, to allow for quick response to demand, much of the production activity for products produced is outsourced. In addition, the test labor is employed on a contract basis. This practice allows the direct product cost to respond quickly to news such as the strike as well as demand increases.

                  Looking forward, the combination of these events has led the company to reduce 1998 shipment expectations for the Wireless Communications segment. It is now expected that the revenues for 1998 will only slightly exceed the $105 million of last year. Actions to reduce cost have been taken. The staff has been reduced in line with the business now expected. Also, the Gaithersburg plant has added three weeks of furlough scheduled around the holiday periods July 4, Labor Day and Christmas, while the Palo Alto plant has required seven days of furlough for the manufacturing staff in the second half of 1998. Corporate staff are also required to take 16 days time off over the second half of the year. Including the approximately $4 million expenses for the transfer of the GaAs operations from Palo Alto to Milpitas, it is now anticipated that the segment's operating losses will be more than double the $1 million pretax operating loss of last year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  Second Quarter of 1998 Compared to Second Quarter of 1997

                  Wireless Communications sales increased 9% while Semiconductor Equipment Group sales dropped 44%, resulting in an overall company decrease from continuing operations of 26 %. Gross margins decreased from 36% to 31%. The decrease in gross margins is due mostly to the lower sales volume. Also, approximately $1 million of the $1.6 million severance costs of the second quarter are included in the cost of goods sold.

                  Selling and administrative expenses increased to 26% of sales compared with 20% for the same period last year, due mostly to the lower sales volume. Actual selling and administrative expenses decreased 6% from $14.7 million to $13.8 million due mostly to the work force reduction and cost cutting efforts. Included in second quarter 1998 selling and administrative expenses are $0.6 million of severance costs.

                  Research and development expenses were $13.3 million during the second quarter of 1998, or 25% of sales, compared to $10.4 million, or 14% of sales, for the same period last year. Although research and development is high as a percentage of sales due to the lower sales volume, spending was 10% below the second quarter budget due to the company's focus of second quarter research and development efforts on certain key projects. As previously discussed, the company began to curtail research and development efforts on certain projects which are not expected to have orders impact in 1999.

                  The operating loss in the second quarter of 1998, before other income, was $6.2 million compared with the $0.9 million of income for the same period last year. Other income (net of other expenses) increased $1.3 million over the prior year due mostly to interest income earned on the increased cash balance and short-term investments. Also included in other income for the second quarter of 1998 is $0.4 million of net income from two leases, the sub-lease of part of our Palo Alto facility to Stellex and a lease of a portion of our Japanese facility.

                  For the second quarter of 1998, the effective tax benefit rate for federal, state and foreign income taxes was about 30% compared to a 28% tax expense rate on continuing operations for the same period last year. The 30% tax benefit rate in 1998 is a result of the loss reported during the second quarter and is below the statutory rate mostly because of taxes accrued for some profitable foreign operations offsetting benefits from federal and state research tax credits.

                  Net income from continuing operations decreased from $0.9 million net income in the second quarter of 1997 to a $6.2 million loss for the same period this year. Including after tax income of $2.2 million reported from discontinued operations in the second quarter of 1997, net income decreased from $3.1 million in the second quarter of 1997 to a $6.2 million loss reported for the current period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  Second Quarter Year-to-Date 1998 Compared to Second Quarter Year-to-Date 1997

                  Wireless Communications sales increased 19% while Semiconductor Equipment Group sales decreased 29%, resulting in an overall company decrease from continuing operations of 12%. Gross margins remained flat at 35% and include approximately $1.2 million of the $2.2 million of year-to-date severance costs.

                  Selling and administrative expenses increased $1.8 million to 24% of sales compared with 20% for the same period last year. The higher percentage for the first half of 1998 resulted primarily from severance charges of $1 million and an additional reserve of $1.6 million taken on receivables during the first quarter of 1998.

                  Research and development expenses were $26.5 million during the first half of 1998, or 22% of sales, compared to $20.9 million, or 15% of sales, for the same period last year. Although research and development is high as a percentage of sales due to the lower sales volume, spending was below budget due to the focus of research and development efforts on certain key projects, as previously discussed.

                  The operating loss in the first half of 1998, before other income and a gain on the sale of real property, was $13.3 million compared with income of $0.3 million for the same period last year. Interest and other income (net of other expenses) increased $3 million over the prior year due mostly to interest income earned on the increased cash balance and short-term investments. Also included in other income for the first half of 1998 is $0.9 million of net income from two leases, as discussed above. In January 1998, the company concluded the sale of vacant land adjacent to its San Jose, California facility, resulting in a $14.8 million pre-tax gain reflected as "Gain on real property" in the consolidated financial statements.

                  For the first half of 1998, the effective tax rate for federal, state and foreign income taxes was about 30% compared to 22% on continuing operations for the same period last year. The 30% tax rate in 1998 is below the statutory rate mostly because of federal and state research tax credits and export sales benefits. The low 22% tax rate for 1997 resulted mostly from the effect of the low level of income with positive benefits from export sales and research credits, which were offset by taxes incurred by foreign operations.

                  Including the $14.8 million 1998 gain on the sale of land, net income from continuing operations increased from $0.6 million in the first half of 1997 to $3.5 million for the same period this year. Including after tax income of $5 million reported from discontinued operations in the first half of 1997, net income decreased from $5.6 million in the first half of 1997 to $3.5 million reported for the first half of 1998.

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





                                                 WATKINS-JOHNSON COMPANY
                                                       (Registrant)


Date:    July 31, 1998          By:   /s/          W. Keith Kennedy, Jr.
       -----------------             -----------------------------------
                                                   W. Keith Kennedy, Jr.
                                           President and Chief Executive Officer







Date:    July 31, 1998          By:   /s/            Scott G. Buchanan
       -----------------             ---------------------------------
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

                        27                  Financial Data Schedule