Form 10-Q
period 1998-09-25
WATKINS JOHNSON CO
filed 1998-11-05
CIK 105006

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 25, 1998

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


                                 (650) 493-4141
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .
                         ---  ---

Common stock, no par value, outstanding as of September 25, 1998
7,249,000 shares

                          PART I--FINANCIAL INFORMATION


Item 1.           Financial Statements


                  The interim financial statements are unaudited; however, Watkins-Johnson Company believes that all adjustments necessary for a fair statement of results for such interim periods have been included and all such adjustments are of a normal recurring nature. The results for the nine months ended September 25, 1998, are not necessarily indicative of the results for the full year ending December 31, 1998.

                  The consolidated financial statements required by Rule 10-01 of Regulation S-X are included in this report beginning on the next page.

                                             WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS*
                                  For the periods ended September 25, 1998 and September 26, 1997

                                                                   Three Months Ended                         Nine Months Ended
----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)            1998                 1997                 1998                 1997
----------------------------------------------------------------------------------------------------------------------------------
Sales                                              $       26,257       $       79,176       $      148,718      $       219,071
----------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
      Cost of goods sold                                   39,776               48,741              119,402              139,663
      Cost of goods sold-write down of
         discontinued products                             17,119                                    17,119
      Selling and administrative                           11,318               16,006               40,889               43,770
      Restructuring charges                                27,290                                    27,290
      Research and development                             12,611               11,548               39,154               32,422
----------------------------------------------------------------------------------------------------------------------------------
                                                          108,114               76,295              243,854              215,855
----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                             (81,857)               2,881              (95,136)               3,216
Interest and other income (expense)--net                    1,712                  (16)               5,783                1,067
Interest expense                                             (283)                (358)                (866)              (1,048)
Gain on real property                                                                                14,783
----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before
    income taxes                                          (80,428)               2,507              (75,436)               3,235
Income tax benefit (expense)                               26,014                 (745)              24,516                 (905)
----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                  (54,414)               1,762              (50,920)               2,330
Income from discontinued operations,
    net of taxes                                                                 1,828                                     6,820
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $      (54,414)      $        3,590       $      (50,920)     $         9,150
==================================================================================================================================

Basic per share amounts:

  Income (loss) from continuing operations         $        (6.93)      $          .21       $        (6.27)     $           .28
  Income from discontinued operations                                              .23                                       .83
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $        (6.93)      $          .44       $        (6.27)     $          1.11
==================================================================================================================================
Basic average common shares                             7,857,000            8,221,000            8,122,000            8,259,000

Diluted per share amounts:

  Income (loss) from continuing operations         $        (6.93)      $          .21       $        (6.27)     $           .27
  Income from discontinued operations                                              .21                                       .80
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $        (6.93)      $          .42       $        (6.27)     $         1.07
==================================================================================================================================
Diluted average common shares                          7,857,000             8,528,000            8,122,000            8,513,000

*Unaudited

                                                                3

                                             WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME*
                                  For the periods ended September 25, 1998 and September 26, 1997

                                                                   Three Months Ended                         Nine Months Ended
----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                      1998                 1997                 1998                 1997
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $      (54,414)      $        3,590      $       (50,920)     $         9,150
----------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (expense),
    net of tax:

    Foreign currency translation
      adjustments                                            (273)                (202)                (531)                 (93)

    Net unrealized holding gains on securities
      arising during period                                   338                                       289

    Less reclassification adjustment for gains
      (losses) on securities included
      in net income                                                                                     (10)
----------------------------------------------------------------------------------------------------------------------------------
    Other comprehensive income (expense)                       65                 (202)                (252)                 (93)
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                               $      (54,349)      $        3,388      $       (51,172)     $         9,057
==================================================================================================================================

*Unaudited

                                             WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                          As of September 25, 1998 and December 31, 1997

----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                     1998*                                       1997
----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
    Cash and equivalents                                         $       17,276                             $      134,462
    Short-term investments                                               62,945
    Receivables                                                          23,647                                     45,690
    Inventories:
        Finished goods                                                    2,966                                      9,283
        Work in process                                                  13,546                                     18,519
        Raw materials and parts                                           9,774                                     18,873
    Other                                                                42,514                                     31,366
----------------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                172,668                                    258,193
----------------------------------------------------------------------------------------------------------------------------------

Property, plant, and equipment                                          135,452                                    178,795
    Accumulated depreciation and amortization                           (75,077)                                   (82,382)
----------------------------------------------------------------------------------------------------------------------------------
    Property, plant, and equipment--net                                  60,375                                     96,413
----------------------------------------------------------------------------------------------------------------------------------

Other assets                                                             14,221                                      3,606
----------------------------------------------------------------------------------------------------------------------------------
                                                                 $      247,264                             $      358,212
==================================================================================================================================

LIABILITIES AND SHAREOWNERS'
EQUITY

Current liabilities:
    Payables                                                     $       12,419                             $       16,188
    Accrued liabilities                                                  57,801                                     88,398
----------------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                            70,220                                    104,586
----------------------------------------------------------------------------------------------------------------------------------
Long-term obligations                                                    32,227                                     33,234
----------------------------------------------------------------------------------------------------------------------------------

Shareowners' equity:
    Common stock                                                         37,732                                     40,631
    Retained earnings                                                   107,932                                    180,356
    Accumulated other comprehensive income                                 (847)                                      (595)
----------------------------------------------------------------------------------------------------------------------------------
    Total shareowners' equity                                           144,817                                    220,392
----------------------------------------------------------------------------------------------------------------------------------
                                                                 $      247,264                             $      358,212
==================================================================================================================================

*Unaudited

                                             WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS*
                                  For the periods ended September 25, 1998 and September 26, 1997
                                                                                                          Nine Months Ended
----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                           1998                                  1997
----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net income (loss)                                               $       (50,920)                           $       9,150
    Reconciliation of net income (loss) to cash flows
        Depreciation and amortization                                        13,499                                   10,499
        Gain on asset retirements                                           (11,222)
        Results of discontinued operations                                                                            (6,820)
        Restructuring                                                        44,409
        Net changes in:
           Receivables                                                       21,995                                   19,204
           Inventories                                                        3,160                                   (3,100)
           Other assets                                                     (15,580)                                    (795)
           Accruals and payables                                            (38,897)                                    (117)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by continuing operating activities                 (33,556)                                  28,021
Net cash provided by discontinued operations                                                                          14,100
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                            (33,556)                                  42,121
----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

    Additions of property, plant, and equipment                             (12,745)                                 (12,538)
    Purchase of short-term investments                                      (94,938)
    Proceeds from sale of short-term investments                             32,461
    Proceeds on asset retirements and other                                  16,690                                      647
    Restricted plant construction funds                                                                                3,738
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (58,532)                                  (8,153)
----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:

    Payments on long-term debt borrowing                                       (395)                                    (914)
    Net borrowings (repayments) under line-of-credit                             23
    Proceeds from issuance of stock                                           1,459                                    2,339
    Repurchase of common stock                                              (22,963)                                  (5,748)
    Dividends paid                                                           (2,899)                                  (2,973)
    Other                                                                      (103)                                    (111)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                       (24,878)                                  (7,407)
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                        (220)                                   1,155
----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents                            (117,186)                                  27,716
Cash and equivalents at beginning of period                                 134,462                                   15,702
----------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                               $        17,276                            $      43,418
==================================================================================================================================

*Unaudited

Item 1.           Financial Statements (continued)


                  Supplementary information to the financial statements:

                  A dividend of twelve cents per share was declared and paid during the third quarter of 1998 and 1997.

                  Per share amounts are computed  based on the weighted  average number of basic and diluted  (dilutive  stock options)  common and common  equivalent shares  outstanding  during the period.
                  Per share amounts from continuing  operations were computed as follows:
  (Dollars in thousands, except per share amounts)            Three Months Ended                          Nine Months Ended
----------------------------------------------------------------------------------------------------------------------------------
                                              Sept 25, 1998        Sept 26, 1997          Sept 25, 1998        Sept 26, 1997
----------------------------------------------------------------------------------------------------------------------------------

Denominator for basic per share:


Weighted average shares outstanding              7,857,000           8,221,000           8,122,000             8,259,000
                                             ================    ================    ==================    ================


Denominator for diluted per share:


    Weighted average shares outstanding          7,857,000           8,221,000           8,122,000             8,259,000

    Effect of dilutive stock options                                   307,000                                   254,000
                                             ----------------    ----------------    ------------------    ----------------

    Diluted average common shares                7,857,000           8,528,000           8,122,000             8,513,000
                                             ================    ================    ==================    ================

Net income (loss) from continuing
    operations (numerator)                   $     (54,414)      $       1,762       $     (50,920)        $       2,330
                                             ================    ================    ==================    ================

Basic net income (loss) per share            $      (6.93)       $         .21       $       (6.27)         $        .28
                                             ================    ================    ==================    ================

Diluted net income (loss) per share          $      (6.93)       $         .21       $       (6.27)         $        .27
                                             ================    ================    ==================    ================

                     This calculation is submitted in accordance with Regulation S-K, Item 601(b)(11).

Item 1.           Financial Statements (continued)

                  For the three months ended September 25, 1998 and nine months ended September 25, 1998, the incremental shares from the assumed exercise of 95,000 and 149,000 stock options, respectively, are not included in computing the dilutive per share amounts because continuing operations resulted in a loss and such assumed conversion would be antidilutive.

                  Additionally, weighted average options outstanding to purchase 1,194,000 and 542,000 shares of common stock were not included in the computation of diluted per share amounts for the three months ended September 25, 1998 and September 26, 1997, respectively, and 862,000 and 586,000 shares of common stock were not included in the computation of diluted per share amounts for the nine months ended September 25, 1998 and September 26, 1997, respectively, because the weighted average exercise prices were greater than the average market prices of the common shares. For the three months ended September 25, 1998 and September 26, 1997, weighted average exercise prices of $30.82 and $39.77, respectively, exceeded the average market prices of $21.68 and $34.18, respectively. For the nine months ended September 25, 1998 and September 26, 1997, weighted average exercise prices of $33.84 and $39.55, respectively, exceeded the average market prices of $24.64 and $29.41, respectively.

                  Sales to external customers and pre-tax profit (loss) from continuing operations by business segment are as follows:
 Three months ended September 25,1998 and September 26, 1997

                                                         Sales             Pre-tax income (loss)
                                                ---------------------------------------------------
 (in thousands)                                        1998         1997          1998        1997
 --------------------------------------------------------------------------------------------------
 Wireless Communications                           $ 19,069     $ 28,853      $(14,751)     $2,218
 Semiconductor Equipment                              7,188       50,323       (67,106)        663
 --------------------------------------------------------------------------------------------------
 Income from continuing operations                                             (81,857)      2,881
 Other income (expense)-net                                                      1,429        (374)
 --------------------------------------------------------------------------------------------------
 Total                                              $ 26,257     $ 79,176      $(80,428)    $2,507
 ==================================================================================================

 Nine months ended September 25,1998 and September 26, 1997

                                                         Sales             Pre-tax income (loss)
                                                ---------------------------------------------------
 (in thousands)                                        1998         1997          1998        1997
 --------------------------------------------------------------------------------------------------
 Wireless Communications                           $ 75,910      $76,595      $(15,195)     $2,294
 Semiconductor Equipment                             72,808      142,476       (79,941)        922
 --------------------------------------------------------------------------------------------------
 Income from continuing operations                                             (95,136)      3,216
 Other income (expense)-net                                                     19,700          19
 --------------------------------------------------------------------------------------------------
 Total                                              $148,718     $219,071      $(75,436)    $3,235
 ==================================================================================================

Item 1.           Financial Statements (continued)

Total assets at September 25, 1998 and December 31, 1997 by business segment are as follows:

(in thousands)                      September 25, 1998        December 31, 1997
-------------------------------------------------------------------------------
Wireless Communications              $       44,211              $       54,408
Semiconductor Equipment                      65,484                     132,528
Corporate                                   137,569                     171,276
-------------------------------------------------------------------------------
Total                                $      247,264              $      358,212
===============================================================================

                  Corporate assets consist primarily of cash and equivalents, short-term investments, and deferred taxes.

                  Recently Issued Accounting Standard--In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains and losses resulting from changes in the fair market values of those derivative instruments would be accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. SFAS 133 will be effective for the company's year ending December 31, 2000. The company enters into forward exchange contracts to hedge sales transactions and firm commitments denominated in foreign currencies. The company does not engage in foreign currency speculation. Management believes that this Statement or volatility in derivative instruments will not have a significant impact on the company's financial condition or results of operations.

                  Discontinued Product Lines and Related Restructuring Charges--During the third quarter of 1998, the company announced restructurings of its operations to focus on its core chemical vapor deposition (CVD) operations in the Semiconductor Equipment Group by discontinuing efforts on its High-Density Plasma initiative. Also, the company's Wireless Communications business reevaluated its Base2(TM) base-station product, reassessing key customer needs and market conditions. Inventory, demo equipment, and customized fixed assets associated with these products were written down in the restructuring. As a result, the company reduced its global work force during the quarter by approximately 19% and downsized its operations. The company recorded charges of $44.4 million related to facilities and fixed assets, inventory, severance and other exit costs as follows:

                                         Accrued
                                        severance,  Write down of
                                     benefits, and  facilities and   Write down
(in thousands)                         other costs    fixed assets  of inventory
--------------------------------------------------------------------------------
Restructuring provision                     $3,921         $23,370     $17,119
                                                   =============================
Amounts paid against restructuring provision     0
--------------------------------------------------
Balance at September 25, 1998               $3,921
==================================================

Item 1.           Financial Statements (continued)


                  Included in the third-quarter 1998 asset write downs is an approximately $5.9 million charge related to the Semiconductor Equipment Group's facility in Japan, which was written down to fair market value in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

                  The company anticipates substantially all severance and benefits will be paid during the remainder of 1998 as the company completes its restructuring program. Restructuring charges are further discussed in Part I, Item 2 of this quarterly report on Form 10-Q.

                  Credit Facility Noncompliance--The company has arrangements with several banks to provide a $50 million unsecured credit facility. Because of the operating loss reported in the third quarter of 1998, the company is not in compliance with certain terms under this credit facility. The company is coordinating with its banks to re-establish a compliant condition. Management does not anticipate any significant near term borrowing requirements and does not expect the current noncompliance condition to materially affect the company's liquidity or financial position.

                          PART I--FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                  Financial Condition and Liquidity

                  At September 25, 1998, cash and equivalents and short-term investments totaled $80.2 million. During the first three quarters of 1998, cash and equivalents decreased by $117.2 million, from $134.5 million to $17.3 million. The decrease in cash and equivalents resulted primarily from the purchase of short-term investments and repurchase of Watkins-Johnson Company (the company) common stock, as discussed below.

                  The company reported a net loss of $50.9 million for the first three quarters of 1998, while net cash used by operations was $33.6 million. For the comparable period last year, net income was $9.2 million and net cash provided by operations was $42.1 million. For the first three quarters of 1998, net cash used by operating activities differed from net income for the period primarily because of decreases for: a $14.8 million gain on real property, a $15.6 million net change in other assets and a $38.9 million net change in accruals and payables; and increases for: depreciation and amortization charges of $13.5 million, restructuring charges of $44.4 million, and a net change in receivables of $22 million. The net change in accruals and payables was partially due to income tax payments related to the fourth quarter 1997 gain on discontinued operations as well as accrued tax benefits related to the current year loss. For the first three quarters of 1997, net cash provided by operating activities differed from net income for the period primarily because of increases for: depreciation and amortization charges of $10.5 million, net changes in receivables of $19.2 million, and cash provided by discontinued operations of $14.1 million; and decreases for: $6.8 million for the net income of discontinued operations and a net change in inventory of $3.1 million.

                  Net cash used in investing activities was $58.5 million in the first three quarters of 1998 compared to $8.2 million for the same period in 1997. In 1998, the company purchased $94.9 million in short-term investments and $12.7 million in new capital equipment, and received proceeds of $15.9 million from the sale of real property and $32.5 million from the sale of short-term investments. During the first three quarters of 1998, the company invested its excess cash and equivalents in securities with maturities exceeding 90 days to take advantage of the higher yields. These short-term investments, consisting mostly of high grade commercial paper, are subject to interest rate risk and will rise and fall in value if market interest rates change. Cash used in investing activities in the first three quarters of 1997 was for the purchase of $12.5 million of new capital equipment which was partially offset by the release of $3.7 million of restricted plant construction funds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  The company used $24.9 million in financing activities in the first three quarters of 1998 compared to $7.4 million for the same period last year. During the first three quarters of 1998 the company repurchased 1,082,908 shares of its common stock for $23 million and paid approximately $2.9 million in dividends which was offset in part by $1.5 million in proceeds from stock option exercises. During the first three quarters of 1997 the company repurchased 204,000 shares of its common stock for $5.7 million and paid $3.0 million in dividends which was offset in part by $2.3 million in proceeds from stock option exercises.

                  As of September 25, 1998, the company's principal source of liquidity consisted of $17.3 million in cash and equivalents and short-term investments valued at $62.9 million. The company has arrangements with several banks to provide a $50 million unsecured credit facility. This facility expires on March 31, 1999. During the first three quarters of 1998, the company did not incur borrowings under this credit facility. Because of the operating loss reported in the third quarter of 1998 the company is not in compliance with certain terms under this credit facility. The company is coordinating with its banks to re-establish a compliant condition. Management does not anticipate any significant near term borrowing requirements and does not expect the current noncompliance condition to materially affect the company's liquidity or financial position.

                  From time to time the company may enter into certain long-term borrowing arrangements with financial lending institutions for capital acquisitions of property, plant and equipment. As of September 25, 1998, long-term borrowings of $17.4 million consisted of two outstanding loans which are payable through the year 2011 as fully disclosed in the company's 1997 annual report filed on Form 10-K. At September 25, 1998, there were no material commitments for capital expenditures.

                  Current Operations and Business Outlook

                  For the third quarter of 1998, the company reported sales of $26.3 million and a net loss of $54.4 million, or $6.93 per diluted share. This loss includes charges for restructuring, down-sizing and other operating charges as discussed below and in the company's announcement on September 8, 1998 as reported on Form 8-K which was filed on September 10, 1998. In 1997, third-quarter sales from continuing operations were $79.2 million, with net income from continuing operations of $1.8 million, or $0.21 per diluted share. Sales for the first three quarters of 1998 were $148.7 million, with a net loss of $50.9 million, or $6.27 per diluted share. For the same period in 1997, sales from continuing operations totaled $219.1 million, with net income from continuing operations of $2.3 million, or $0.27 per diluted share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  New orders for the third quarter of 1998 were $47 million, about 18% higher than the $40 million in the second quarter of 1998 and about 15% lower than the $55 million for the third quarter of 1997. Firm backlog on September 25, 1998 stood at $86 million, compared to the September 26, 1997 backlog for continuing operations of $113 million, and $69 million at June 26, 1998.

                  On September 8, Watkins-Johnson Company announced a restructuring and cost-reduction plan. Third-quarter 1998 results include asset write downs and related restructuring costs of $44.4 million, including termination charges of approximately $2.9 million. A reduction of the company's global work force by about 220 people was completed in September 1998 reducing the company staff approximately 19%. Added to the reductions of the first half of 1998, this brings the company staff reduction this year to 36%.

                  Market weakness for semiconductor capital equipment is the primary reason for the restructuring action. The company sized its Semiconductor Equipment Group to match a reduced level of forecasted revenue, reducing staff and inventory. As part of the resizing, the high-density plasma (HDP) chemical-vapor-deposition (CVD) system initiative was discontinued. The group has ceased all activities associated with the HDP program, and reduced the engineering and support staff. Inventory, facilities and capital equipment associated with this project were written down. The company is continuing to support its customers with installed HDP systems, to permit them time to transition to other alternatives. The intellectual property generated by the plasma development effort is being offered to potential buyers.

                  Included in the third-quarter 1998 asset write downs is an approximately $5.9 million charge related to the Semiconductor Equipment Group's facility in Japan, which was written down to fair market value in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

                  The company's Wireless Communications business reevaluated its Base2(TM) base-station product, reassessing key customer needs and market conditions. As a result, specific assets associated with this product with no future use were written down.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  During the third quarter of 1998, Watkins-Johnson's Board of Directors increased the share repurchase authorization by 1,000,000 shares to a maximum of 3,500,000 shares. Through
                  September 25, 1998 approximately 2,787,300 shares have been repurchased by the company under this repurchase authorization. During the third quarter of 1998 the company repurchased 1,030,300 shares bringing the total repurchased during 1998 to 1,082,908 shares. At the end of the third quarter of 1998 there were approximately 7,249,000 shares outstanding. Subsequent to September 25, 1998, an additional 712,000 shares were repurchased by the company, as discussed below.

                  1998 is turning out to be a weak year for Watkins-Johnson. The company faced some very difficult decisions as the third-quarter events continued the tough times of the first half of the year. Semiconductor equipment customers' investment in capital equipment declined each quarter as the year progressed. The company took the strong actions required to bring its cost structure into alignment with the extremely poor conditions of this cyclical market. The company believes the actions it has in place will set the stage for future growth and profitability when market conditions improve. The operations and business outlook for each of the company's business segments are discussed below.

                  Wireless Communications

                  Wireless communications sales in the third quarter of 1998 totaled $19.1 million, a 34% decrease from the prior year's third quarter comparable sales of $28.9 million for this segment. Sales for the first three quarters of 1998 totaled $75.9 million compared to $76.6 million for the same period last year. Orders for the third quarter of 1998 totaled approximately $32 million, compared to $22 million for the same period last year, and $14 million for the second quarter of 1998. Major production orders for wireless local loop assemblies were received this quarter from Lucent Technologies, a key customer. The business segment is entering the fourth quarter of 1998 with a backlog totaling approximately $66 million compared to $53 million at September 26, 1997.

                  The company began to evaluate its marketing approach for the Base2 base-station product during the second quarter of 1998. At that time, the company decided to drop marketing directly to service providers and the smaller system integrator firms. For the Base2, the company decided to parallel the successful marketing approach of the Palo Alto facility operations to the major wireless original equipment manufacturers (OEM). During the third quarter, management made several visits to all the key OEM customers to test the market conditions for the Base2. It became clear that the design philosophy and intellectual property of the system will be salable in the future, but the current design did not fit the OEM needs. As a result, the company wrote down approximately $6 million of special inventory and test equipment, and incurred some termination costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  Part of the difficulty the company is experiencing in the Wireless Communications segment stems from the delay of a major order. The major government program discussed in the company's second-quarter 1998 Form 10-Q, which is budgeted and has established funding, has now been delayed to mid-1999. The company is following it closely.

                  Looking forward, it appears as though the Wireless Communications shipping rate for the fourth quarter of 1998 will nearly double that of the third quarter. However, it is expected that the revenues for 1998 will only slightly exceed the $105 million of last year. The strong fourth quarter anticipated shipments should allow the segment to be profitable in the fourth quarter.

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

                  Semiconductor Equipment Group

                  Sales of semiconductor equipment in the third quarter of 1998 were $7.2 million, down 86% from the $50.3 million recorded for the same period last year. All of the third quarter planned shipments came from the spares, service and training business that the company gets and ships monthly. That business runs between $3 million and $5 million a month. Sales for the first three quarters of 1998 totaled $72.8 million compared to $142.5 million for the same period last year.

                  This business segment is entering the fourth quarter of 1998 with a backlog totaling approximately $20 million compared to $60 million at September 26, 1997, and $16 million at June 26, 1998.

                  The semiconductor industry plant investment has dramatically declined and the company believes decisive actions were required to bring its cost structure into alignment with the extremely poor conditions of this cyclical market. As part of the resizing, the high-density plasma (HDP) chemical-vapor-deposition (CVD) system initiative was discontinued. The business goal for the HDP system was to achieve a 25 to 30 percent market share. The company believes the performance of the current system is technically competitive with the competitors' systems. However, the product was very late to market and the severity of the semiconductor business downturn exacerbated the lateness. The company

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  determined that it probably would not meet the market share goal and decided it was time to discontinue this project. The intellectual property generated by the plasma development effort is being offered to potential buyers. Several interested parties contacted the company and exploratory discussions have started.

                  The group also reviewed the requirements for its global sales and service force. These operations were reduced in line with the lower business expectations. While the group is watching its expenses, the company believes it is taking the proper steps to assure effective support of customers for both service and new orders.

                  The company intends to preserve its global service and key development activities to provide new equipment for the market applications in premetal dielectric, shallow trench isolation and very-low dielectric constant (VLK) films. The company will continue to offer its core atmospheric pressure chemical-vapor-deposition (APCVD) product line to semiconductor manufacturers. Its future development activities will be focused on two recently announced systems, the WJ-1500 and the WJ-3200A.

                  The WJ-1500 extends the continuous processing APCVD to 0.15-micron design-rule fabrication plants. The system is an upgrade to the conveyor transport system with improved film capability for the smaller design rules (0.18 micron) now being employed, improved film uniformity, and higher reliability. The company recently announced a multiple-system order from Samsung Electronics Company.

                  The WJ-3000A (or AP Next) cluster platform is a "bridge" product designed to facilitate chip makers' transition from 200-mm to 300-mm wafer processing. The WJ-3000A is a single wafer, multiprocessing system with both 300-mm and 200-mm capability. The company has been demonstrating its capability to customers during 1998 with excellent results. A number of customers are discussing beta site opportunities and the company expects to have a beta placement in the first half of 1999.

                  Looking forward, the Semiconductor Equipment Group is now sized to match a reduced level of forecasted revenue for the balance of this year and for 1999. The company is reasonably hopeful of fourth-quarter orders, which will allow the first quarter of 1999 to also run at the planned rate. The company expects its semiconductor equipment business to have flat sales next year. However, it is difficult to predict what the future might hold in the semiconductor equipment business and it is certainly difficult to tell when an upturn might start. The company has been encouraged in the last few months that its customers have started asking questions again. They are requesting evaluations, asking for

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  performance figures, and other information. This is a sign that they might be moving into the buying mode. The company believes the Semiconductor Equipment Group will be appropriately positioned as the industry recovers.

                  Although the very long-range industry forecasts for the semiconductor industry remain bright, the industry remains in an overcapacity situation. Capital equipment decisions are affected by a number of parameters and the company is watching its customers' market dynamics closely. The industry is confident of an upturn, but it appears to be well beyond 1998.

                  The Semiconductor Equipment Group's business depends upon the planned and actual capital expenditures of the semiconductor manufacturers, who react to the current and anticipated market demand for integrated circuits. In 1996 its history of cyclical variations returned with a market downturn. That downturn was exacerbated in the fourth quarter of 1997 by financial-system collapses and currency devaluations in Asia, the company's principal overseas market for capital equipment. Although the cyclical growth trend of the semiconductor integrated circuits business is expected to return, it is recognized that the semiconductor equipment business can vary rapidly in response to customer demand. Following placement of orders, customers frequently seek either faster or delayed delivery, based on their changing needs. Uncertainty increases significantly when projecting product demand in the future. While the company cannot predict what effect these various factors will have on operating results, the effect of these and other factors could significantly affect the company's future operating results.

                  Third Quarter of 1998 Compared to Third Quarter of 1997

                  Wireless Communications sales decreased 34% while Semiconductor Equipment Group sales dropped 86%, resulting in an overall company decrease from continuing operations of 67%. Gross margins were negative in the third quarter of 1998 compared to gross margins of 38% for the same period last year. The decrease in gross margins is due mostly to the lower sales volume against fixed costs as well as the write down of HDP and Base2 inventories. The company expects margins to improve as a result of its resizing the operations to be in line with the forecasted lower business volume.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  Excluding restructuring charges, selling and administrative expenses increased to 43% of sales compared with 20% for the same period last year, due mostly to the lower sales volume. Actual selling and administrative expenses decreased 29% from $16 million to $11.3 million due mostly to the work force reduction and cost cutting efforts. Included in third quarter operating results are $27.3 million in restructuring charges.

                  Research and development expenses were $12.6 million during the third quarter of 1998, or 48% of sales, compared to $11.5 million, or 15% of sales, for the same period last year. Although research and development is high as a percentage of sales due to the lower sales volume, spending remained high since the downsizing was not completed until September. As previously discussed, earlier in the year the company began to curtail research and development efforts on certain projects which are not expected to have an impact on orders in 1999 and in September 1998 discontinued its efforts on the HDP initiative.

                  The pre-tax operating loss in the third quarter of 1998, before other income, was $81.9 million compared with the $2.9 million of income for the same period last year. Interest and other income (net of other expenses) increased $1.7 million over the prior year due mostly to interest income earned on the increased cash balance and short-term investments.

                  For the third quarter of 1998, the effective tax benefit rate for federal, state and foreign income taxes was 32.3% compared to a 29.7% tax expense rate on continuing operations for the same period last year. The 32.3% tax benefit rate in 1998 is a result of the loss reported and is below the statutory rate mostly because of taxes accrued for some profitable foreign operations offsetting benefits from federal and state research tax credits.

                  Net income from continuing operations decreased from $1.8 million net income in the third quarter of 1997 to a $54.4 million loss for the same period this year. Including after tax income of $1.8 million reported from discontinued operations in the third quarter of 1997, net income decreased from $3.6 million in the third quarter of 1997 to a $54.4 million loss reported for the current period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  Third Quarter Year-to-Date 1998 Compared to Third Quarter Year-to-Date 1997

                  Wireless Communications sales decreased 1% while Semiconductor Equipment Group sales decreased 49%, resulting in an overall company decrease from continuing operations of 32%. The decrease in gross margins is due mostly to the lower sales volume and the $17.1 million third quarter 1998 charges related to discontinued products.

                  Excluding restructuring charges, selling and administrative expenses decreased $2.9 million to 28% of sales compared with 20% for the same period last year. The higher percentage for the first three quarters of 1998 resulted primarily from the lower sales volume. Included in year-to-date 1998 operating results are $27.3 million in restructuring charges.

                  Research and development expenses were $39.2 million during the first three quarters of 1998, or 26% of sales, compared to $32.4 million, or 15% of sales, for the same period last year. Although research and development is high as a percentage of sales due to the lower sales volume, spending was below budget due to the focus of research and development efforts on certain key projects, as previously discussed.

                  The pre-tax operating loss in the first three quarters of 1998, before other income and a gain on the sale of real property, was $95.1 million compared with income from continuing operations of $3.2 million for the same period last year. Interest and other income (net of other expenses) increased $4.7 million over the prior year due mostly to interest income earned on the increased cash balance and short-term investments. Also included in other income for the first three quarters of 1998 is $1 million of net income from two leases. In January 1998, the company concluded the sale of vacant land adjacent to its San Jose, California facility, resulting in a $14.8 million pre-tax gain reflected as "Gain on real property" in the consolidated financial statements.

                  For the first three quarters of 1998, the effective tax benefit rate for federal, state and foreign income taxes was 32.5% compared to a 28% tax expense rate on continuing operations for the same period last year. The 32.5% tax benefit rate in 1998 is below the statutory rate mostly because of the year-to-date loss reported and is below the statutory rate mostly because of taxes accrued for some profitable foreign operations offsetting benefits from federal and state research tax credits. The 28% tax rate for 1997 resulted mostly from the effect of the low level of income with positive benefits from export sales and research credits, which were offset by taxes incurred by foreign operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  Including the $14.8 million 1998 gain on the sale of land, net income from continuing operations decreased from $2.3 million in the first three quarters of 1997 to a $50.9 million net loss for the same period this year. Including after tax income of $6.8 million reported from discontinued operations in the first three quarters of 1997, net income decreased from $9.2 million in the first three quarters of 1997 to a $50.9 million net loss reported for the first three quarters of 1998.

                  Subsequent Events

                  Subsequent to September 25, 1998 and through October 21, 1998, the company repurchased an additional 712,000 shares of its common stock for $13.2 million, bringing the total number of shares outstanding on October 21, 1998 to 6,537,000.

                  Risks and Uncertainties That May Affect Future Results

                  All statements in this report, other than statements of historical facts, should be considered forward-looking statements. By way of example only, those include statements about the company's strategies, objectives, plans, expectations and anticipated results, and expectations for the economy generally or specific industries. The words "expect", "anticipate", "looking forward" and other similar expressions used in this report are intended to identify forward-looking statements that involve risks and uncertainties that may cause actual results and expectations to differ materially from those expressed. Such risks and uncertainties include, but are not limited to: product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, business cycles, the results of financing efforts, actual purchases under agreements, the effect of the company's accounting policies, U.S. Government export policies, geographic concentrations, natural disasters and other risks, including those detailed in the company's 1997 Form 10-K filed with the Securities and Exchange Commission. Investors and prospective investors are cautioned not to place undue reliance on these forward-looking statements. The company undertakes no obligation to announce any revisions to its forward-looking statements to reflect events or circumstances as they actually develop or occur in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  Year 2000 Compliance

                  The Year 2000 (Y2K) issue involves the ability of computer software to properly utilize dates for years after the year 1999. Computers have traditionally used the last two digits of the year for date calculations and could interpret the year 2000 as the year 1900. The critical areas being addressed by the company are its internal computer systems, products made by the company and relationships with external organizations. The company is addressing both information technology ("IT") and non-IT systems which typically include embedded technology such as microcontrollers.

                  The company regularly updates its information systems capabilities, and has evaluated significant computer software applications for compatibility with the year 2000. Several years ago the company adopted a strategic plan for its internal computer systems with the goal of going to an off-the-shelf real time system. As a result, the company's domestic operations run all financial and manufacturing business applications on an Oracle data base with the associated Oracle application modules. Oracle's solution to Y2K is its version 10.7 of the application software. As of June 1998, the company's domestic operations are on Oracle version 10.7. The company's international operations run all business applications on SunSystems software which is deemed Y2K compliant. There are other software implementations that are minor in nature that may take until December 1998 to be completed. There are no known non-IT issues that will adversely impact the company's information systems capabilities. With the system changes implemented to date and other planned changes, the company anticipates that its internal computer software applications will be compatible with the year 2000. In the event of any Y2K disruptions, the company will follow the software vendors' contingency directives.

                  The Y2K issue (both IT and non-IT) for company products is being addressed by the respective business units. The Semiconductor Equipment Group has identified the issues, addressed the problems and developed solutions. The solutions have been tested by third parties and found to work satisfactorily. The date issues do not affect the production of wafers, but involve temporarily maintaining manual records of wafer production history on systems produced prior to 1998. The Y2K situation is an issue for only some of the products in the Wireless Communications Group. The group is in the process of identifying which products are affected. If a product is affected, the group will seek to develop a solution and then communicate it to customers. The current schedule is to identify all affected products and develop solutions by late 1998 or early 1999 to ensure timely communication to the customers. The respective business units have also addressed non-IT issues with respect to their manufacturing facilities and there are no known non-IT issues that will adversely impact the company's operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  The company is dependent on numerous vendors and customers which may incur disruptions as a result of year 2000 software issues. Accordingly, no assurance can be given that the company's operations will not be impacted by this industry-wide issue. The company is perpetually addressing the Y2K issues with external organizations. This involves customers, suppliers and service providers. Although the initial review does not indicate any significant risk, this will be an ongoing effort. The company is considering alternative vendors as a contingency plan.

                  With the actions that have been taken and the other planned activities, the company is not anticipating any significant disruption of business. The most likely disruption that could occur is where the company uses wire transfers to move funds to vendors and subsidiaries, some of which are located in foreign countries. Since the status of all banking systems in the world cannot be determined in advance, there may be minor disruption in the ability to transfer funds in real time along the current routes. Contingency plans, which include alternative banks and standby letters of credit, are in place to address what is needed to minimize any business interruption.

                  Expenditures specifically related to software modifications for year 2000 compatibility are not expected to have a material effect on the company's operations or financial position. The cost to address and remedy the company's Y2K issues is estimated to be $0.1 million in 1997, $0.2 million in 1998 and $0.2 million in 1999.

                  Single European Currency Conversion

                  The company has established a team to address issues raised by the introduction of the Single European Currency (Euro) for initial implementation as of January 1, 1999, and through the transition period to January 1, 2002. The company expects to be able to meet related legal requirements by January 1, 1999, and through the transition period. The company does not expect the cost of any system modifications to be material and does not currently expect that introduction and use of the Euro will materially affect its foreign exchange and hedging activities or will result in any material increase in costs to the company. While the company will continue to evaluate the impact over time of the introduction of the Euro; based on currently available information management does not believe that the introduction of the Euro will have a material adverse impact on the company's financial condition or the overall trends in results of operations.

                           PART II--OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

                  a. A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits. The exhibits are numbered according to Item 601 of Regulation S-K.

                  b. A report on Form 8-K was filed on September 10, 1998. The report is referenced as Exhibit 10-a, in the
                           Exhibit Index. The report contains disclosures regarding the company's announcement of restructuring plans and related third quarter 1998 charges. No other reports on Form 8-K were required to be filed during the quarter.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                WATKINS-JOHNSON COMPANY
                                                -----------------------
                                                     (Registrant)



Date:   November 5, 1998       By: /s/          W. Keith Kennedy, Jr.
     ---------------------         ---------------------------------------------
                                                W. Keith Kennedy, Jr.
                                        President and Chief Executive Officer







Date:   November 5, 1998       By: /s/            Scott G. Buchanan
      ---------------------        ---------------------------------------------
                                                  Scott G. Buchanan
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX



The Exhibits below are numbered according to Item 601 of Regulation S-K.


                    Exhibit
                     Number                 Exhibit

                     *10-a                  Form 8-K filed September 10, 1998

                      27                    Financial Data Schedule

*Incorporated by reference.