Form 10-K405
period 1998-12-31
WATKINS JOHNSON CO
filed 1999-03-12
CIK 105006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                          Commission file number 1-5631

                             WATKINS-JOHNSON COMPANY
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                           94-1402710
------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

3333 Hillview Avenue, Palo Alto, California                     94304-1223
-------------------------------------------                     ----------
 (Address of principal executive offices)                       (Zip Code)

                                 (650) 493-4141
                       -----------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------
    Common stock, no par value               New York Stock Exchange Pacific
                                                      Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ . No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

                                                          As of February 5, 1999
Aggregate market value of the voting stock held by        ----------------------
non-affiliates of the registrant:                             $87,673,000
Number of shares outstanding: Common stock, no par value        6,561,000 shares


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions  of  the   Watkins-Johnson   Company   Notice  of  Annual   Meeting  of
Shareowners--April 29, 1999 and Proxy Statement filed with the commission pursuant to Regulation 14A are incorporated by reference into Part III.

                                     Part I

Item 1. Business

         The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially due to a variety of factors discussed under "Risks and Uncertainties that May Affect Future Results" and other risks described in this Annual Report on Form 10-K. The company undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     (a) General Development of Business

         Watkins-Johnson Company (the company) had operated in three industry segments in 1993: Semiconductor Equipment, Electronics and Environmental Services. At the end of 1994, the Environmental Services unit was divested. In 1995, Watkins-Johnson divided its former Electronics Group, recognizing the two major markets that it served, into the Wireless Communications segment and the Government Electronics segment for reporting purposes.

         During 1997 the company's structure was realigned to focus on its two high-growth businesses: Wireless Communications and Semiconductor Equipment. In October 1997, the company divested its Government Electronics operations and reported such divestiture as discontinued operations as disclosed in Note 8 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

         Except for the land sale and write down of discontinued products and related restructuring discussed below, other than in the ordinary course of business there were no acquisitions or dispositions of material amounts of assets during 1998. No material reclassifications, mergers or consolidations of the company or its subsidiaries occurred during the year.

         During  the  third  quarter  of  1998,  the  company  restructured  its operations to focus on its core atmospheric-pressure chemical-vapor-deposition (APCVD) operations in the Semiconductor Equipment segment by discontinuing efforts on its high-density-plasma
         (HDP) initiative. Also, the company's Wireless Communications segment evaluated its Base2(TM) base-station product, reassessing key customer needs and market conditions. Inventory, demo equipment, and customized fixed assets associated with these products were written down in the restructuring as discussed in Note 11 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

         Subsequent Events--On March 1, 1999, Watkins-Johnson announced that, after a strategic review performed by its investment banking firm, it would pursue a sale of the company, either in its entirety or through sales of its individual business segments. On March 4, 1999, Watkins-Johnson announced that it had signed a non-binding letter of intent to sell its Semiconductor Equipment Group, exclusive of its discontinued high-density-plasma and certain other assets, to Silicon Valley Group, Inc. (SVG). The sale is subject to customary due diligence, execution of a definitive acquisition agreement, Hart Scot Rodino filings, and the approval of the boards of directors of Watkins-Johnson and SVG. There can be no assurance that the sale of the Semiconductor Equipment Group to SVG will be completed, nor can there be any assurance that Watkins-Johnson will be able to complete its strategy for the sale of the entire company.

     (b) Financial Information about Industry Segments

         The company operates in two industry segments -- Wireless Communications and Semiconductor Equipment. Financial information covering these industry segments is included in Note 8 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

     (c) Narrative Description of Business

         Watkins-Johnson Company is a high-technology corporation specializing in wireless communications and semiconductor-manufacturing equipment.

         Wireless Communications

         The company's Wireless Communications business designs and manufactures solid-state devices, single function components, subassemblies and equipment for the wireless telecommunications industry. The foundation of the company's wireless-communications strength lies in the company's more than 20 year history with gallium-arsenide (GaAs) technology. The company produces highly reliable proprietary chips that perform signal-processing functions in subassemblies and systems for PCS, GSM, cellular, and personal phone equipment.

         The company is capitalizing on the healthy market for RF components by expanding its gallium arsenide (GaAs) integrated-circuit fabrication capability and actively marketing company-manufactured devices to the wireless industry. Historically, the company has manufactured GaAs devices for its own use only. The WJ AH1 GaAs amplifier chip is achieving acceptance by base station manufacturers worldwide. The advantage of this amplifier is its ultralinear performance, which base station producers need for quality digital wireless performance. These devices offer excellent performance, and an updated and expanded fabrication facility enables the company to sell them on the open market at competitive prices. The relocation of the GaAs and thin film processing and design organization to the Milpitas, California, facility is on schedule and is expected to be completed early in 1999.

         In addition to follow-on orders for PCS converter assemblies, the company received several large orders in 1998 from Lucent Technologies, Inc. for a wireless-local-loop assembly. The company had previously signed a contract with Lucent for the design for a wireless-local-loop transceiver unit. The contract was for wireless-local-loop subscriber units, technical consultation and intellectual-property rights. Lucent is optimistic about the potential for its product and established a co-production relationship with the company to ensure adequate supply. Lucent is a major customer for the Wireless Communications segment, with approximately 29% of that segment's sales in 1998.

         The company has a second wireless-local-loop program, which is smaller than the Lucent program. In addition to the subscriber unit, the company is making assemblies that go in the transmitter. The company has a 5-year manufacturing exclusive on this program.

         Other  products  include  high-dynamic  range  converters and terminals which are produced in high volume for PCS base-station and wireless-local-loop applications. Related subsystems and equipment perform signal-conversion, signal-reception, repeater and base-station functions by government agencies for signals-intelligence mission requirements.

         During 1998, the company discontinued its Base2 base-station product at its Gaithersburg plant as discussed in Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Note 11 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

         Sales by the Wireless Communications segment were 54% of consolidated sales in 1998, 36% in 1997 and 22% in 1996. Marketing and sales are performed by company direct sales personnel and distributors. Major accounts are handled by direct company sales and service. Components, subassemblies, receivers and transceivers are primarily sold to companies which manufacture base station equipment for various wireless communication carriers. Communications-intelligence receivers and tuners are sold to security agencies of the U.S. and other governments. Lucent Technologies, Inc., Bartleys R.F. Systems Inc. (a Lucent sub-contractor), Nortel LTD and the United States Government are significant customers of this business segment. Although the customer community represents a large business opportunity, the number of individual customers is not significant. Approximately 19% of the segment's sales are to international customers.

         Domestic and international competition from a number of companies, some of which are much larger than Watkins-Johnson, is intense. The company seeks to win customers by excellent service and superior technical performance. The group's customer, Lucent Technologies, acknowledged the excellence of the company's products and services by recognizing Watkins-Johnson Company as a premier supplier for two consecutive years. The company seeks to protect its intellectual property by an aggressive patent and trade secret program.

         Additional information regarding the company's Wireless Communications segment along with a discussion risks and uncertainties that may affect future results is included in Part I, Item 7, of this annual report on Form 10-K.

         Semiconductor Equipment

         The company's Semiconductor Equipment segment designs, develops and manufactures equipment to deposit thin dielectric films by using the process of atmospheric-pressure chemical-vapor-deposition (APCVD). The company's products apply insulating, or dielectric, layers of silicon dioxide (glass) onto silicon wafers during the processing of integrated-circuit chips. This equipment functions by injecting the gases needed for the reaction over the substrate material.

         The company's  APCVD  process is mostly used in depositing  doped oxide
         films,       boro-phosphoro-silicate       glass       (BPSG)       and
         phosphoro-silicate-glass (PSG), for the initial dielectric layers deposited on the wafers. These initial layers, sometimes termed the premetal dielectric (PMD), are deposited prior to the metal layers which are used to connect the transistors and provide the circuit action. BPSG is a useful dielectric layer since it self-planarizes, offering a smoother surface for the following metal and dielectric layers. The WJ APCVD equipment is well suited for these applications.

         The company has two proprietary approaches to the APCVD process. Under one approach, the substrates are transported under the injectors on a continuously moving conveyor belt through a resistance heated muffle. This approach allows high deposition rates with a simpler reactor design yielding higher reliability operation and high wafer throughput. The company markets these APCVD systems as the WJ-999, WJ-1000 and the recently introduced WJ-1500. The WJ-999 and WJ-TEOS999 systems are for production lines using 150-mm (6-inch) semiconductor wafers; they are capable of simultaneous processing of two wafers in parallel. The WJ-1000 and WJ-1500 are specifically designed for production lines using 200-mm (8-inch) semiconductor wafers. Under a second approach, the company's recently introduced WJ-3000A is a single wafer, multiprocessing system with both 300-mm and 200-mm capability.

         The semiconductor industry had significant over capacity and capital equipment investment continued to decline in 1998. The company took a number of actions to bring its cost structure into alignment with the extremely low conditions of this cyclical market. As part of the resizing, the high-density-plasma (HDP) chemical-vapor-deposition (CVD) system initiative was discontinued as discussed in Part I, Item 7 and in Note 11 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

         The company will continue to offer its core APCVD product line to semiconductor manufacturers. It also intends to preserve its global service and key development activities to provide new equipment for the market applications in premetal dielectric and shallow trench isolation. Its future development activities will be focused on two recently announced systems, the WJ-1500 and the WJ-3200A which are described in Part I, Item 7, of this annual report on Form 10-K.

         The decreasing feature sizes used in the construction of integrated circuits are opening a new application for the company's APCVD equipment. Small feature sizes allow smaller transistors to be defined and located closer together in the circuits. The desired packing density is causing the naturally grown LOCOS (local oxide separation) step to become difficult. The LOCOS step can be replaced with a STI (shallow trench isolation) approach using CVD. The company believes its APCVD process is competitive for this more recent step.

         Sales in the Semiconductor Equipment segment were 46% of consolidated sales in 1998 and 64% in 1997 and 78% in 1996. Over the last three years the company has changed its method of selling and servicing semiconductor equipment. The company replaced a network of manufacturers' representatives and distributors, with a direct sales and service force world-wide to better serve its customers. Currently, the company has direct sales offices in the United States, Korea, Taiwan, Singapore, Japan and Europe.

         The  company's  equipment  is sold  world-wide  to major  semiconductor manufacturers, especially to those engaged in high-volume integrated circuit manufacturing. Customers include both firms that manufacture and sell their own products and semiconductor foundry firms that contract manufacturing services to "fabless" companies. As such the company's equipment is used in the manufacturing of all types of integrated circuits, from logic circuits to semiconductor memory chips. Although there are many such customers, a majority of the integrated circuits world-wide are produced by approximately 20 companies, with roughly two-thirds of the business outside the United States. Over a period of years, NEC, Hyundai Electronics Ind. Co. Ltd., Samsung Pacific International Inc., Motorola and Intel have been significant customers of the segment. There are several domestic and international competitors in this field (some of whom are larger than the company) and competition is intense. In meeting the competition, emphasis is placed on selling quality products with high technical performance and operational reliability with a competitive cost of ownership. The company's global customer-support network is expected to be a competitive advantage.

         Additional information regarding the company's Semiconductor Equipment segment along with a discussion of risks and uncertainties that may affect future results is included in Part I, Item 7, of this annual report on Form 10-K.

         Other Business Items

         Raw materials for the production of semiconductor equipment and wireless communications products are acquired from a broad range of suppliers. Because suppliers are numerous, dependence on any one supplier is kept to a minimum. On occasion, however, the failure of a supplier to deliver key parts can jeopardize the on-time shipment of company products. Business operations are not believed by management to be significantly seasonal.

         With respect to trade receivables from semiconductor equipment systems sales, generally 10% to 20% of the balance is collectible upon acceptance of the equipment by the customer. Except for the use of letters of credit on international sales and negotiated advance or progress payments from customers on long-term contracts, there are no other special working capital practices.

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

         Total company backlog at December 31, 1998 was $79.5 million compared to $98.2 million at December 31, 1997. The percentage of backlog attributable to the Wireless Communications and Semiconductor Equipment is 84% and 16%, respectively, in 1998, compared to 61% and 39% in 1997. The company includes in its backlog customer released orders with firm schedules for shipment. Approximately 98% of all backlog at December 31, 1998 is expected to be shipped within 12 months, compared to 93% at December 31, 1997. The company does not have any significant long-term purchase agreements with any of its customers, and customers can typically cancel or reschedule their orders without significant penalty. As a result, customers frequently revise production quantities and delivery schedules to reflect their changing needs. Since most of the company's backlog can be canceled or rescheduled, the company does not believe its backlog is a meaningful indicator of future revenue.

         Company-sponsored research and development expense was $49.9 million in 1998, $50.2 million in 1997, and $53.2 million in 1996.
         Customer-sponsored research and development was $3.2 million in 1998, $5.2 million in 1997 and $7.2 million in 1996. Customer-sponsored research and development was performed by the Wireless Communications segment.

         The company's headcount at December 31, 1998 was 990. None of the company's employees are covered by a collective-bargaining agreement. The company's relationship with its employees is generally good.

         Environmental issues are discussed in Note 6 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

     (d) Financial Information about Foreign and Domestic Operations and Export Sales.

         Combined export sales and sales from foreign operations accounted for 36% of the company's sales in 1998, 42% in 1997 and 59% in 1996. Assets of foreign operations accounted for 16%, 14% and 15% of consolidated assets at December 31, 1998, 1997 and 1996, respectively. The inherent risks of foreign business are similar to domestic business, with the additional risks of foreign government instability, currency fluctuations, and export license cancellation. A portion of foreign product orders in the Wireless Communications segment requires export licensing by the Department of State prior to shipment. For international shipments for both company business segments, the company purchases forward exchange contracts and/or generally obtains customer letters of credit to reduce foreign currency fluctuation and credit risks. For further information on foreign sales, see Note 8 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

Item 2. Properties

         Watkins-Johnson Company and subsidiaries conduct their main operations at plants in Palo Alto, Scotts Valley and Milpitas, California and Gaithersburg, Maryland. The company also has a facility in Kawasaki, Japan, for its Semiconductor Equipment Group and leases several sales and service offices throughout the United States, Asia-Pacific and Europe.

         In 1998, approximately 15 acres of undeveloped land adjacent to the company's San Jose, California, facility was sold, and due to the downsizing discussed in Note 10 to the consolidated financial statements (contained in Part II, Item 8 of this annual report on Form 10-K), the company's 190,000 square foot San Jose facility was vacated and is currently for sale. The company expects to sell this property in 1999. The company is pursuing opportunities to realize the market value of its properties while ensuring efficient use of available space.

         In December 1997, the sale and exchange of a portion of the company's Palo Alto lease interest was successfully completed. About 7 acres of the Palo Alto campus were returned to the lessor for consideration as discussed in Note 10 to the consolidated financial statements (contained in Part II, Item 8 of this annual report on Form 10-K).

         Excluding the San Jose facility, at December 31, 1998, there were approximately 508,000 square feet of plant space in California, 175,000 square feet in Maryland, and a 36,000 square foot facility in Kawasaki, Japan. Of the 508,000 square feet of plant space in California, approximately 133,000 square feet in Palo Alto is subleased to Stellex Microwave Systems, Inc. (SMS) for a period through October 2000 as part of the stock purchase agreement included in Part II, Item 14(a)3, by reference as Exhibit 10.1l. The space is leased to SMS at a price which recovers utilities, maintenance and other services, and may be canceled by SMS with 6 months notice. In addition, a small portion of the Kawasaki, Japan, facility is leased to a tenant. Excluding the San Jose facility and the subleases discussed above, approximately 85% of the company's available plant space is occupied for the company's operations.

         The Wireless Communications segment utilizes substantially all of the Milpitas, Gaithersburg and available Palo Alto facilities. The Scotts Valley and Kawasaki facilities house the Semiconductor Equipment segment.

         The Palo Alto and Milpitas facilities and all sales office locations are leased. Information on long-term obligations is discussed in Note 3 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

Item 3. Legal Proceedings

         Information required under this item is contained in Note 6 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

         The company submitted no matters to a vote of the shareowners during the last quarter of the period covered by this report.

                                                Executive Officers of the Registrant

                                                                      Officer     Business Experience
Name                        Age     Office Held                        Since        Last Five Years
------------------------------------------------------------------------------------------------------------------------------------
Dr. Dean A. Watkins         76      Chairman of the Board              1957       Chairman of the Board
Dr. H. Richard Johnson      72      Vice Chairman of the Board         1957       Vice Chairman of the Board
Dr. W. Keith Kennedy, Jr.   55      President and Chief Executive      1977       President and Chief Executive Officer
                                      Officer
Scott G. Buchanan           47      Vice President, Chief Financial    1989       Vice President, Chief Financial Officer and
                                      Officer and Treasurer                         Treasurer, Prior to 1998, Vice President and
                                                                                    Chief Financial Officer
Dr. Patrick J. Brady        53      Vice President                     1996       President, Semiconductor Equipment Group;
                                                                                    Prior to 1996, Vice President of Engineering,
                                                                                    Semiconductor Equipment Group
Malcolm J. Caraballo        43      Vice President                     1996       President, Microwave Products Group;
                                                                                    Prior to 1996, Vice President, Microwave
                                                                                    Products Division
Robert G. Hiller            61      Vice President                     1997       President, Telecommunications Group, Prior to
                                                                                    1997, Vice President, Telecommunications Group,
                                                                                    Prior to 1996, Director, Engineering,
                                                                                    Electronics Equipment Division
Dr. Frank E. Emery          62      Vice President                     1998       Vice President, Corporate Planning and
                                                                                    Communication, Prior to 1998, Manager, Corporate
                                                                                    Planning and Communication
Darryl T. Quan              44      Controller                         1991       Controller
Claudia D. Kelly            58      Secretary                          1996       Secretary; Prior to 1996, Manager, Palo Alto
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

                                     Part II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The company's common stock is principally traded on the New York and Pacific stock exchanges. At December 31, 1998 there were approximately 8,500 shareowners, which included holders of record and beneficial owners. The company expects that comparable cash dividends will continue in the future.

         DIVIDENDS AND STOCK PRICES

1998 Quarters                                                    1st          2nd        3rd          4th
--------------------------------------- ------------------------ ------------ ---------- ------------ -----------
Dividends declared per share (in cents)                           12          12         12           12

Stock price                                          High         28 1/2      28 1/2     29 1/2       22 9/16
(NYSE-in dollars)                                    Low          22 13/16    23 5/16    17 9/16      16 3/8


1997 Quarters                                                     1st         2nd         3rd         4th
--------------------------------------- ------------------------- ----------- ----------- ----------- -----------

Dividends declared per share (in cents)                           12          12          12          12

Stock price                                          High         26 7/8      32 3/8      37 1/4      35 3/4
(NYSE-in dollars)                                    Low          22 1/8      22 1/4      30 3/4      24 3/16



Item 6. Selected Financial Data

(Dollars in thousands,
except per share amounts)                                1998              1997              1996              1995             1994
------------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Sales                                             $   212,200       $   291,271       $   349,119       $   284,335      $   209,330
Net income (loss) from
    continuing operations                             (49,208)           (3,962)           (1,321)           21,854           19,652
Basic net income (loss) per share
    from continuing operations                          (6.36)            (0.48)            (0.16)             2.75             2.65
Diluted net income (loss) per share
    from continuing operations                          (6.36)            (0.48)            (0.16)             2.49             2.41
Dividends per share                               $      0.48       $      0.48       $      0.48       $      0.48      $      0.48
Basic average common shares                         7,737,000         8,258,000         8,265,000         7,938,000        7,425,000
Diluted average common shares                       7,737,000         8,258,000         8,265,000         8,776,000        8,153,000

FINANCIAL POSITION
Working capital                                   $    91,018       $   153,607       $   122,982       $   124,796      $   102,361
Total assets                                          245,478           358,212           293,744           269,565          220,223
Long-term obligations                                  32,701            33,234            37,801            20,469           21,332
Shareowners' equity                                   131,699           220,392           194,711           191,253          149,626
Shareowners' equity per share                     $     20.11       $     26.68       $     23.38       $     23.54      $     19.75
Number of shareowners                                   8,500             6,500             5,400             4,900            4,600

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the company's consolidated financial statements and related notes included elsewhere in this annual report. Except for historic actual results reported, the following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. See "Risks and Uncertainties that May Affect Future Results" included below for a discussion of certain factors that could cause future actual results to differ from those described in the following discussion.

         Financial Condition and Liquidity

         At the end of 1998, cash and equivalents and short-term investments totaled $64.6 million, a decline of $69.9 million from the 1997 year-end cash and equivalent balance of $134.5 million. The decrease resulted primarily from the company's operating loss, working capital requirements, and repurchase of the company's common stock. A total of 1,795,800 shares were repurchased for $36.2 million. Proceeds from the sale of undeveloped land, as described in Note 10 to the consolidated financial statements, helped fund the company's 1998 capital acquisitions.

         In 1997, cash and equivalents increased $118.8 million from $15.7 million to $134.5 million. The increase was attributed to funds generated from continuing operations, gain from the sale of discontinued operations as described in Note 8 to the consolidated financial statements, and proceeds received from the exchange of a subleasehold interest as explained in Note 10 to the consolidated financial statements. The cash inflow from the above activities was sufficient to fund the acquisition of capital assets totaling $22.2 million in 1997.

         In 1996, cash and equivalents decreased $18.9 million, from $34.6 million to $15.7 million. Net cash provided by continuing operations was $16.0 million. This helped partially fund the company's capital asset acquisitions totaling $48.3 million, including a facility in Kawasaki Japan. The company completed the financing of 1996 capital asset acquisitions with long-term borrowings of $20.2 million as described in Note 3 to the consolidated financial statements.

         As of December 31, 1998, the company's principal source of liquidity consisted of $19.3 million in cash and equivalents plus short-term investments valued at $45.4 million. During 1998, the company invested its excess cash and equivalents in securities with maturities exceeding 90 days to take advantage of the higher yields. These short-term investments, consisting mostly of high grade debt securities, are subject to interest rate risk and will rise and fall in value if market interest rates change.

         The company previously had arranged with several banks to provide a $50.0 million unsecured credit facility, which was scheduled to expire on March 31, 1999. During 1998, the company did not borrow under this credit facility. Due to the operating losses reported in 1998, the company was technically not in compliance with certain terms under this credit facility. The company evaluated the proposed revised terms and elected to terminate the facility based on the company's cash balances and short-term investments. Management does not anticipate any significant near term borrowing requirements and does not expect the termination of the credit facility to materially affect the company's liquidity or financial position.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         From time to time the company may enter into certain long-term borrowing arrangements with financial lending institutions for capital acquisitions of property, plant and equipment. As of December 31, 1998, long-term borrowings of $20.2 million consisted of three outstanding loans which are payable through the year 2011, as disclosed in Note 3 to the consolidated financial statements. At the end of 1998, there were no material commitments for capital expenditures.

         Based on current plans and business conditions, the Company believes that its existing cash and equivalents, short-term investments and cash generated from operations is expected to be sufficient to satisfy anticipated cash requirements for the next twelve months.

         Current Operations and Business Outlook

         For 1998, the company reported sales of $212.2 million and a net loss of $49.2 million, or $6.36 loss per share. This loss includes $44.4 million of pre-tax charges for the write down of discontinued products and related restructuring as discussed below and in the company's announcement on September 8, 1998 reported on Form 8-K. Also included in 1998 results is a $15.0 million pre-tax gain on the sale of undeveloped land.

         In 1997, sales were $291.3 million and net income was $32.9 million or $3.99 per share. The 1997 net income was comprised of a net loss from continuing operations of $4.0 million, or $0.48 loss per share, and a gain and net income related to discontinued operations of $36.9 million, or $4.47 per share. Firm backlog on December 31, 1998 stood at $79.5 million, compared to the 1997 backlog of $98.2 million.

         During  the  third  quarter  of  1998,  the  company  restructured  its operations to focus on its core atmospheric-pressure chemical-vapor-deposition (APCVD) operations in the Semiconductor Equipment segment by discontinuing efforts on its high-density-plasma initiative. Also, the company's Wireless Communications segment evaluated its Base2(TM) base-station product, reassessing key customer needs and market conditions. Inventory, demo equipment, and customized fixed assets associated with these products were written down in the restructuring. As a result, the company reduced its global work force and downsized its operations. The company recorded charges of $44.4 million of which $40.5 million relates to the write down of nonproductive facilities, equipment, and discontinued products; and $3.9 million relates to severance, benefits, and other exit costs as disclosed in Note 11 to the consolidated financial statements.

         As discussed above, the company faced some very difficult decisions throughout 1998, especially in the third quarter. The company took a number of actions required to bring its cost structure into alignment with the extremely poor market conditions. Looking forward, the company believes the realignment and refocusing will set the stage for future growth and profitability. Operations and business outlook for each of the company's business segments are discussed below.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Wireless Communications

         Wireless Communications sales for 1998 totaled $115.2 million, a 10% increase from the prior year's $104.8 million. The business segment is entering 1999 with a backlog totaling approximately $67.1 million compared to $60.3 million on December 31, 1997.

         Aside from the restructuring activities discussed previously, the Wireless Communications segment experienced both positive and negative events in 1998. The segment sustained strong growth as a high-volume manufacturer of custom RF (radio frequency) subassemblies for PCS base-station and wireless-local-loop customer-premise equipment. Fourth quarter 1998 shipments included the first large order for outdoor repeaters from a major wireless carrier. However, 1998 revenues were adversely affected by the company's decision to discontinue marketing its wideband digital base station product directly to service providers and the smaller system integrator firms.

         Part of the difficulty the company experienced in the Wireless Communications segment stems from the delay of a major government order, which is budgeted and has funding established. The company is following this program closely and is hopeful it will be able to receive the order during 1999.

         Looking forward, it is too early to tell how strong the Wireless Communications shipment rate will be in 1999. However, the company expects this segment to continue growing. If the economy in general stays strong, the company expects the Wireless Communications segment to be profitable next year. The segment intends to focus on the following opportunities to continue its growth: gallium-arsenide (GaAs) semiconductor devices, repeaters, advanced RF technology subassemblies, and communications surveillance receiver programs with strong follow-on potential.

         The company accelerated its entry to the GaAs semiconductor market with the purchase of the assets and intellectual property of Samsung Microwave Semiconductor in December 1997. GaAs devices include low-noise and power amplifiers, mixers and doublers. The consolidation of the GaAs and Thin Film processing and design organization to the Milpitas facility is on schedule and is expected to be completed early in 1999.

         The company offers a line of "over-the-air" repeaters to PCS carriers to assist in extending cell size and broadening their signal coverage. The newest products are the PCS in-building repeaters for CDMA, TDMA and GSM air interfaces. These repeaters provide quick installation and easy coverage for indoor locations such as shopping malls, airports, convention centers and multistory office buildings.

         Continued worldwide growth of RF infrastructure for wireless telephone systems is expected. With its strong base in advanced RF technology, the segment is in an excellent position to participate in this growth.

         The communications surveillance receiver requirements and orders are expected to remain at a fairly steady level. Going forward, the segment intends to market communications systems, receiving equipment and sub-systems as a value added supplier to customers in the intelligence and military communities; and commercial original equipment manufacturers. The company intends to emphasize programs with strong follow-on potential, especially those which enhance the segments overall product strength for additional business opportunities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Semiconductor Equipment

         Sales of semiconductor equipment for 1998 amounted to $97.0 million, down 48% from the $186.5 million recorded for 1997, as customers dramatically reduced equipment orders. This business segment is entering 1999 with a backlog totaling approximately $12.4 million compared to $37.9 million at December 31, 1997.

         The semiconductor industry capital spending dramatically declined in 1998 and the company took a number of actions to bring its cost structure into line with the extremely unfavorable conditions of this cyclical market. The high-density-plasma chemical-vapor-deposition (HDPCVD) system initiative was discontinued, as previously discussed.

         The intellectual property relating to the high-density-plasma development effort is being offered to potential buyers. Employing an investment banking firm, Alliant Partners, the company continued its strategic partnering discussions with a number of parties in an effort to leverage the technology and business prospects of the Semiconductor Equipment Group.

         The group also reviewed the requirements for its global sales and service force. These operations were reduced in order to bring them in line with the lower business expectations. While the group is watching these expenses carefully, the company believes it is taking the proper steps to assure effective support of customers for both service and new orders.

         The company intends to preserve its global service and key development activities to provide new equipment for the market applications in premetal dielectric, shallow trench isolation and very-low dielectric constant (VLK) films. The company will continue to offer its core atmospheric-pressure chemical-vapor-deposition (APCVD) product line to semiconductor manufacturers. Its future development activities will be focused on two recently announced systems, the WJ-1500 and the WJ-3000A.

         The WJ-1500 extends the continuous processing APCVD to 0.15-micron design-rule fabrication capability. The system is an upgrade to the conveyor transport system with improved film capability and higher reliability for the smaller design rules (0.18 micron) now being employed. The company believes it will participate in the market as geometries are scaled down to 0.15 micron with the WJ-1500. In the third quarter of 1998, the company captured a multiple-system order for this tool, consisting of three systems and one upgrade kit, from Samsung Electronics Company.

         The WJ-3000A (or AP Next) cluster platform, is a "bridge" product designed to facilitate chip makers' transition from 200-mm to 300-mm wafer processing. The WJ-3000A is a single wafer, multiprocessing system with both 300-mm and 200-mm capability. The company has been demonstrating its capability to customers during 1998 with excellent results. The system has performed very narrow gap-fills to 50 nanometers. A number of customers are discussing beta site opportunities and the company expects to have a beta placement in 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Looking forward, the company believes that the Semiconductor Equipment segment is now sized to match the level of forecasted revenue for 1999. However, it is difficult to predict what the future might hold in the semiconductor equipment business. Current semiconductor integrated circuit demand appears to be increasing slightly in dollar terms over last year. The recent industry forecasts seem to be in line with the company's expectations, with demand increasing slightly each quarter as the year progresses. Based on its interactions with customers, the company believes that certain customers may be considering moving into the buying mode. The company believes the Semiconductor Equipment segment will be appropriately positioned as the industry recovers.

         Although the very long-range industry forecasts for the semiconductor industry remain bright, the industry remains in an overcapacity situation. Capital equipment decisions are affected by a number of parameters and the company is watching its customers' market dynamics closely. The industry is confident of an upturn, but it appears to be well into or beyond 1999.

         1998 Compared to 1997

         Wireless Communications sales increased 10% while Semiconductor Equipment sales decreased 48%, resulting in an overall company decrease of 27%. Gross margins decreased from 32% to 16%. The decrease in gross margins is due mostly to the lower sales volume and $17.1 million for the write down of discontinued products resulting from the restructuring. As previously discussed, the restructuring and other charges came primarily from the results of the semiconductor equipment market decline as the company worked to bring costs in line with revenues. Gross margins for the fourth quarter of 1998 improved to 33%.

         Excluding restructuring charges of $27.3 million, selling and administrative expenses increased to 24% of sales compared with 20% for 1997, due mostly to the lower sales volume. Actual selling and administrative expenses, excluding restructuring charges, decreased 13% from $58.7 million in 1997 to $51.0 million in 1998.

         Research and development expenses were $49.9 million in 1998, or 24% of sales, compared to $50.2 million, or 17% of sales in 1997. Although research and development is high as a percentage of sales due to the lower sales volume, spending remained high since the effect of the downsizing did not impact results until after the third quarter of 1998. As previously discussed, earlier in the year the company began to curtail research and development efforts on certain projects which are not expected to have orders impact in 1999, and in September 1998 discontinued its efforts on the HDP initiative and the Base2 product.

         The pre-tax operating loss in 1998, before other income and a gain on the sale of undeveloped land, was $94.7 million compared with a loss from continuing operations of $14.3 million for 1997. Interest and other income (net of other expenses) increased to $6.7 million due primarily to interest income earned on the increased average cash balance and short-term investments. Also included in other income for 1998 is $1.2 million of net income from two leases, the sub-lease of part of our Palo Alto facility to Stellex and a lease of a portion of the company's Japanese facility. In January 1998, the company concluded the sale of vacant land adjacent to its San Jose, California facility, resulting in a $15.0 million pre-tax gain reflected as "Gain on real property" in the consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         For 1998, the effective tax benefit rate for federal, state and foreign income taxes was about 33% compared to a 43% tax benefit rate on continuing operations for 1997. The 33% tax benefit rate in 1998 is a result of the reported loss and is below the statutory rate primarily due to taxes accrued for certain profitable foreign operations offsetting benefits from federal and state research tax credits. The 43% tax benefit rate for 1997 resulted primarily from the effect of the operating loss with positive benefits from export sales and research credits, which were offset in part by taxes incurred by profitable foreign operations.

         As a result, the net loss from continuing operations was $49.2 million in 1998 compared to $4.0 million in 1997, or $6.36 loss per share compared to $0.48 loss per share, respectively.

         1997 Compared to 1996

         Wireless Communications sales increased 37% while Semiconductor Equipment Group sales decreased 32%, resulting in an overall company decrease of 17%. By the third quarter of 1996, the company began to experience significant decreases in semiconductor equipment shipments. Gross margins decreased from 34% to 32%. Gross margins in both years were adversely affected by write-offs of excess inventory and nonperforming assets.

         Selling and administrative expenses decreased 12%, due mostly to the decreased volume and cost-cutting efforts, but increased slightly as a percentage of sales. Research and development expenses remained above 15% of revenue due to continued emphasis on new product development in both business segments.

         Interest income increased $1.4 million over the prior year due to the increase in cash and cash equivalents. Other income decreased due primarily to about $1.4 million in foreign currency translation losses in 1997 from the company's Asia-Pacific subsidiaries. The sale and exchange of a Palo Alto lease interest was successfully completed in 1997, resulting in a $7.6 million pre-tax gain reflected as "Gain on real property" in the consolidated financial statements.

         The effective tax rate for federal, state and foreign income taxes on continuing operations resulted in a tax benefit rate of about 43% compared to 37% in 1996. The 43% tax benefit rate resulted mostly from the effect of the operating loss with positive benefits from export sales and research credits, which were offset by taxes incurred by foreign operations.

         Due to the above factors, the net loss from continuing operations increased from $1.3 million for 1996 to about $4.0 million for 1997, or $0.16 to $0.48 loss per share, respectively. Including the after tax gain on the disposition and results of discontinued operations, net income increased from $3.0 million for 1996 to $32.9 million for 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Risks and Uncertainties That May Affect Future Results

         All statements in this annual report, other than statements of historical facts, are forward-looking statements. By way of example only, those include statements about the company's strategies, objectives, plans, expectations and anticipated results, and expectations for the economy generally or for the company's specific industries. The words "expect", "anticipate", "looking forward" and other similar expressions used in this annual report are intended to identify forward-looking statements that involve risks and uncertainties that may cause actual results and expectations to differ materially from those expressed. Such risks and uncertainties include, but are not limited to: product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, business cycles, dependence on single large customers, the results of financing efforts, the results of the company's decision to pursue the sale of the company in its entirety or in separate transactions, actual purchases under agreements, the effect of the company's accounting policies, U.S. Government export policies, governmental budgeting and spending cycles, results of restructuring efforts, geographic market concentrations, natural disasters and other risks. Investors and prospective investors are cautioned not to place undue reliance on these forward-looking statements. The company undertakes no obligation to announce any revisions to its forward-looking statements to reflect events or circumstances as they actually develop or occur in the future.

         The wireless communications industry is subject to various regulatory agencies of federal, foreign, state and local governments which can affect market dynamics, causing unforeseen ebb and flow of orders and delivery requirements. Domestic and international competition from a number of wireless communications companies, some of which are much larger than Watkins-Johnson, is intense. The effect of these and other factors could significantly affect the company's future operating results.

         The Semiconductor Equipment Group's business depends upon the planned and actual capital expenditures of the semiconductor manufacturers, who react to the current and anticipated market demand for integrated circuits. In 1996 its history of cyclical variations returned with a market downturn. That downturn was exacerbated in the fourth quarter of 1997 by financial-system collapses and currency devaluations in Asia, the company's principal overseas market region for capital equipment. The market downturn continued in 1998. The semiconductor equipment business can vary rapidly in response to individual customer demand. Following placement of orders, customers frequently seek either faster or delayed delivery, based on their changing needs. Uncertainty increases significantly when projecting product demand in the future. While the company cannot predict what effect these various factors will have on operating results, these factors along with other factors could significantly affect the company's future operating results.

         Year 2000 Compatibility

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The company regularly updates its information systems capabilities, and has evaluated significant computer software applications for compatibility with the year 2000. Several years ago the company adopted a strategic plan for its internal computer systems with the goal of going to an off-the-shelf real time system. As a result, the company's domestic operations run all financial and manufacturing business applications on an Oracle data base with the associated Oracle application modules. Oracle's stated solution to Y2K is its version
         10.7 of the  application  software.  As of  June  1998,  the  company's domestic operations are on Oracle version 10.7. The company's international operations run all business applications on SunSystems software which is deemed Y2K compliant. There are other software implementations that are minor in nature that may take until mid 1999 to be completed. There are no known non-IT issues that will adversely impact the company's information systems capabilities. With the system changes implemented to date and other planned changes, the company anticipates that its internal computer software applications will be compatible with the year 2000. In the event of any Y2K disruptions, the company will follow the software vendors' contingency directives.

         The Y2K issue (both IT and non-IT) for company products is being addressed by the respective business units. The Semiconductor Equipment segment has identified the issues, addressed the problems and developed solutions. The solutions have been tested and found to work satisfactorily. The Y2K issues do not affect the ability of the products to process wafers, but involve maintaining temporary records of wafer production history on systems produced prior to 1998. The Y2K situation is an issue for only some of the products in the Wireless Communications segment. The group is in the process of identifying which products are affected. If a product is affected, the group will seek to develop a solution and then communicate it to customers. The current schedule is to identify all affected products and develop solutions by mid 1999 to ensure timely communication to the customers. The respective business units have also addressed non-IT issues with respect to their manufacturing facilities and there are no known non-IT issues that will adversely impact the company's operations.

         The company is dependent on numerous vendors and customers which may incur disruptions as a result of year 2000 software issues. Accordingly, no assurance can be given that the company's operations will not be impacted by this industry-wide issue. The company is addressing the Y2K issues with external organizations. This involves customers, suppliers and service providers. Although the initial review does not indicate any significant risk, this will be an ongoing effort. The company is considering alternative vendors as a contingency plan.

         With the actions that have been taken and the other planned activities, the company is not anticipating any significant disruption of business, however, no absolute assurances can be given. The most likely disruption that could occur is where the company uses wire transfers to move funds to vendors and subsidiaries, some of which are located in foreign countries. Since the status of all banking systems in the world cannot be determined in advance, there may be minor disruption in the ability to transfer funds in real time along the current routes. Contingency plans, which include alternative banks and standby letters of credit, are in place to address what is needed to minimize any business interruption.

         Expenditures specifically related to software modifications for year 2000 compatibility are not expected to have a material effect on the company's operations or financial position. The cost to address and remedy the company's Y2K issues were $0.1 million in 1997, $0.2 million in 1998 and expected to be $0.2 million in 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Single European Currency Conversion

         The company has established a team to address issues raised by the introduction of the Single European Currency (Euro) for initial implementation as of January 1, 1999, and through the transition period to January 1, 2002. The company believes it has met the related legal requirements effective for January 1, 1999, and it expects to be able to meet the legal requirements through the transition period. The company does not expect the cost of any system modifications to be material and does not currently expect that introduction and use of the Euro will materially affect its foreign exchange and hedging activities or will result in any material increase in costs to the company. While the company will continue to evaluate the impact over time of the introduction of the Euro; based on currently available information management does not believe that the introduction of the Euro will have a material adverse impact on the company's financial condition or the overall trends in results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

         The following discussion about the company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The company does not use derivative financial instruments for speculative or trading purposes.

         Short-Term Investments--The company maintains a short-term investment portfolio consisting mainly of debt securities with an average maturity of less than two years. These available-for-sale securities are subject to interest rate risk and will rise or fall in value if market interest rates change. The company has the ability to hold its fixed income investments until maturity, and therefore the company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its investment portfolio.

         The following table provides information about the company's investment portfolio and constitutes a "forward-looking statement." For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.


                                            Expected Maturity        Weighted
                                                 Amounts        Average Interest
         Expected Maturity Dates              (in thousands)           Rate
         ----------------------------   ---------------------- -----------------
            Cash and equivalents:
                1999                            $19,271              4.41%

            Short-term investments:
                1999                             22,021              5.64%
                2000                             15,235              5.91%
                2001                              8,097              5.85%

                Fair value at
                   December 31, 1998            $45,353

         Long-term Debt--On December 31, 1998, the company had fixed rate long-term debt of approximately $20.8 million (including the current portion of $615,000), which is denominated in Japanese Yen (113.45 yen per dollar at December 31, 1998). The company has not hedged any interest rate or foreign currency rate exposures on this loan. The table below provides information about the company's long-term debt and constitutes a "forward-looking statement." The table presents expected debt maturity by year and related weighted average interest rates.


                                            Expected Maturity        Weighted
                                                 Amounts        Average Interest
             Expected Maturity Dates          (in thousands)           Rate
             --------------------------- --------------------- -----------------
                     1999 (current)             $   615               2.50%
                     2000                           615               2.50%
                     2001                           615               2.50%
                     2002                           615               2.50%
                     2003                           615               2.50%
                     Thereafter                  17,764               2.87%

                     Fair value at
                        December 31, 1998       $20,839


         Additional information regarding market risks with respect to company borrowings is disclosed in Note 3 to the consolidated financial statements.

         Foreign Exchange Risks--The company has limited involvement with derivative financial instruments and does not use such instruments for trading purposes. The derivative financial instruments are used to manage foreign currency exchange risk. The company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure and consequently a sudden or significant change in foreign exchange rates is not expected to have a material impact on future net income or cash flows. The company is exposed to credit-related losses in the event of nonperformance by counter parties to these financial instruments, but does not expect any counter party to fail to meet its obligation.

         The maturity of foreign currency exchange contracts held at December 31, 1998 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments in Japanese Yen. These foreign exchange contracts mature within 1 year and are as follows:

         CONTRACTS TO PURCHASE

                                                         (Dollars in thousands)
         -----------------------------------------------------------------------
         Currency                                       At Contract    At Market
           Type      Contract Date     Maturity Date       Rate          Rate
         -----------------------------------------------------------------------
                     Fourth Quarter       First
           Yen           1998          Quarter 1999       $5,908       $5,972
         -----------------------------------------------------------------------


         CONTRACTS TO SELL

                                                         (Dollars in thousands)
         -----------------------------------------------------------------------
         Currency                                       At Contract    At Market
           Type      Contract Date     Maturity Date       Rate          Rate
         -----------------------------------------------------------------------
                     Fourth Quarter       First
           Yen           1998          Quarter 1999      $13,813       $14,055
         -----------------------------------------------------------------------


         Additional information regarding market risks are disclosed in Notes 1, 2 and 3 to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data


                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                             Year Ended December 31
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)                                     1998                 1997                 1996
-----------------------------------------------------------------------------------------------------------------------------------
Sales                                                                         $   212,200          $   291,271          $   349,119
-----------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
    Cost of goods sold                                                            161,648              196,675              230,556
    Cost of goods sold-write down of
        discontinued products                                                      17,119
    Selling and administrative                                                     50,965               58,696               66,687
    Restructuring charges                                                          27,290
    Research and development                                                       49,871               50,182               53,175
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  306,893              305,553              350,418
-----------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                                              (94,693)             (14,282)              (1,299)

Other income (expense):
    Interest income                                                                 5,681                2,198                  789
    Interest expense                                                               (1,168)              (1,425)              (1,574)
    Other income (expense)--net                                                     2,199               (1,062)                 (12)
    Gain on real property (Note 10)                                                14,973                7,609
-----------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations before
    income taxes                                                                  (73,008)              (6,962)              (2,096)
Income tax benefits                                                                23,800                3,000                  775
-----------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations                                                   (49,208)              (3,962)              (1,321)
Discontinued operations (Note 8):
    Income from discontinued operations, net of taxes                                                    7,210                4,355
    Gain on disposition, net of taxes                                                                   29,677
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                             $   (49,208)         $    32,925          $     3,034
===================================================================================================================================

Basic and diluted per share amounts:

    Loss from continuing operations                                           $     (6.36)         $     (0.48)         $     (0.16)
    Income from discontinued operations                                                                   0.87                 0.53
    Gain on disposition of discontinued operations                                                        3.60
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                             $     (6.36)         $      3.99          $      0.37
===================================================================================================================================
Basic and diluted average common shares                                         7,737,000            8,258,000            8,265,000

                                           See notes to consolidated financial statements.

                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                                             Year Ended December 31
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                              1998                  1997                 1996
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                $(49,208)            $ 32,925             $  3,034
-----------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss), net of tax:

    Foreign currency translation adjustments                                       (1,385)                (301)                (294)
    Unrealized holding gains on securities-net
        of taxes of $97                                                               152
-----------------------------------------------------------------------------------------------------------------------------------
    Other comprehensive loss                                                       (1,233)                (301)                (294)
-----------------------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                                                      $(50,441)            $ 32,624             $  2,740
===================================================================================================================================

                                           See notes to consolidated financial statements.

                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                                                                                        December 31
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)                                                       1998                    1997
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
      Cash and equivalents                                                                         $  19,271              $ 134,462
      Short-term investments                                                                          45,353
      Receivables (net of allowance for doubtful accounts
           of $3,354 in 1998 and $3,176 in 1997)                                                      31,942                 45,690
      Inventories:
           Finished goods                                                                              2,960                  9,283
           Work in process                                                                            11,954                 18,519
           Raw materials and parts                                                                     8,456                 18,873
      Deferred income taxes                                                                           32,288                 24,830
      Income taxes receivable                                                                         13,570
      Other                                                                                            6,302                  6,536
-----------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                           172,096                258,193
-----------------------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT:
      Land                                                                                            10,569                 12,102
      Buildings and improvements                                                                      32,733                 55,155
      Plant facilities, leased                                                                        11,184                 11,012
      Machinery and equipment                                                                         85,738                100,526
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     140,224                178,795
      Accumulated depreciation and amortization                                                      (77,585)               (82,382)
-----------------------------------------------------------------------------------------------------------------------------------
      Property, plant and equipment--net                                                              62,639                 96,413
-----------------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS                                                                                          10,743                  3,606
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   $ 245,478              $ 358,212
====================================================================================================================================

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                                             $  15,704              $  16,188
      Accrued expenses                                                                                31,104                 23,209
      Advances on contracts                                                                            2,074                  1,867
      Provision for warranties and losses on contracts                                                12,066                 15,898
      Payroll and profit sharing                                                                      10,742                 15,825
      Income taxes                                                                                     9,388                 31,599
-----------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                       81,078                104,586
-----------------------------------------------------------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS                                                                                 32,701                 33,234
-----------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 6)

SHAREOWNERS' EQUITY:
      Preferred stock, $1.00 par value--authorized
         and unissued, 500,000 shares
      Common stock, no par value--authorized,
         45,000,000 shares; outstanding: 1998,
         6,547,687 shares; 1997, 8,261,036 shares                                                     34,454                 40,631
      Retained earnings                                                                               99,073                180,356
      Accumulated other comprehensive income (loss)                                                   (1,828)                  (595)
-----------------------------------------------------------------------------------------------------------------------------------
      Total shareowners' equity                                                                      131,699                220,392
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   $ 245,478              $ 358,212
====================================================================================================================================

                                           See notes to consolidated financial statements.

                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

                                                                                                         Other
                                                                                                         Compre-            Total
                                                             Common Stock                                hensive-          Share-
(Dollars in thousands,                               ---------------------------        Retained          Income           owners'
except per share amounts)                              Shares           Dollars         Earnings          (Loss)           Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996                              8,124,055       $   34,307       $  156,946       $        0       $  191,253
    Net income for 1996                                                                     3,034                             3,034
    Dividends declared-$0.48 per share                                                     (3,973)                           (3,973)
    Stock option transactions                           205,193            4,691                                              4,691
    Foreign currency translation adjustment                                                                   (294)            (294)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                            8,329,248           38,998          156,007             (294)         194,711
    Net income for 1997                                                                    32,925                            32,925
    Dividends declared-$0.48 per share                                                     (3,974)                           (3,974)
    Stock option transactions                           135,988            2,778                                              2,778
    Repurchases of common stock                        (204,200)          (1,145)          (4,602)                           (5,747)
    Foreign currency translation adjustment                                                                   (301)            (301)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                            8,261,036           40,631          180,356             (595)         220,392
    Net loss for 1998                                                                     (49,208)                          (49,208)
    Dividends declared-$0.48 per share                                                     (3,685)                           (3,685)
    Stock option transactions                            82,451            1,605                                              1,605
    Repurchases of common stock                      (1,795,800)          (7,782)         (28,390)                          (36,172)
    Foreign currency translation adjustment                                                                 (1,385)          (1,385)
    Unrealized holding gains on
        securities-net of taxes of $97                                                                         152              152
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                            6,547,687       $   34,454       $   99,073       $   (1,828)      $  131,699
===================================================================================================================================

                                           See notes to consolidated financial statements.

                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             Year Ended December 31
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                     1998              1997              1996
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

      Net income (loss)                                                               $ (49,208)        $  32,925         $   3,034
      Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities:
           Depreciation and amortization                                                 15,782            13,112             8,996
           Gain on disposal of property, plant and equipment                            (10,876)           (3,513)
           Deferred income taxes                                                         (8,597)          (10,470)           (3,280)
           Results of discontinued operations and
               gain on disposal                                                                           (36,887)           (4,355)
           Restructuring write-downs                                                     40,489
           Net changes in:
               Receivables                                                               14,266            26,897            (4,506)
               Inventories                                                                6,548             3,364            16,877
               Other assets                                                             (12,737)            1,584            (1,752)
               Accruals and payables                                                    (22,822)           39,635            (4,257)
               Advances on contracts                                                        207               435            (1,114)
               Provision for warranties and losses on contracts                          (3,832)            1,420             6,688
               Environmental remediation                                                   (317)             (198)             (327)
-----------------------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by continuing operating activities                       (31,097)           68,304            16,004
           Net cash used by discontinued operations                                                       (11,180)           (2,181)
-----------------------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by operating activities                                  (31,097)           57,124            13,823
-----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

      Additions of property, plant and equipment                                        (15,079)          (22,177)          (48,303)
      Purchase of short-term investments                                               (101,046)
      Proceeds from sale of short-term investments                                       55,943
      Restricted plant construction funds                                                                   3,738            (3,738)
      Proceeds from sale of discontinued operations                                                        77,884
      Proceeds on real estate sales and assets retirements                               16,718             8,475            (1,070)
-----------------------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by investing activities                                  (43,464)           67,920           (53,111)
-----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:

      Long-term borrowings                                                                                  1,642            20,241
      Payments on long-term borrowings                                                     (544)           (1,132)             (135)
      Proceeds from issuance of common stock                                              1,605             2,778             4,691
      Repurchase of common stock                                                        (36,172)           (5,747)
      Dividends paid                                                                     (3,685)           (3,974)           (3,973)
      Other                                                                                (124)             (531)             (390)
-----------------------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by financing activities                                  (38,920)           (6,964)           20,434
-----------------------------------------------------------------------------------------------------------------------------------

      Effect of exchange rate changes on cash                                            (1,710)              680
-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents                                        (115,191)          118,760           (18,854)
Cash and equivalents at beginning of year                                               134,462            15,702            34,556
-----------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                                   $  19,271         $ 134,462         $  15,702
====================================================================================================================================

                                           See notes to consolidated financial statements.

                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                                                              Year Ended December 31
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                      1998              1997              1996
------------------------------------------------------------------------------------------------------------------------------------

Other cash flow information:
------------------------------------------------------------------------------------------------------------------------------------
Income taxes paid-net of refunds                                                          $9,478            $3,143            $5,700
Interest paid                                                                              1,098             1,389             1,574
------------------------------------------------------------------------------------------------------------------------------------

Noncash investing and financing activities:
------------------------------------------------------------------------------------------------------------------------------------
Reclassification of plant held for sale from
      "Property, Plant and Equipment" to "Other Assets",
      at book value which is below market                                                 $6,422
------------------------------------------------------------------------------------------------------------------------------------

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

Cash Equivalents and Investments--Cash equivalents consist of municipal bond funds and commercial paper acquired with remaining maturity periods of 90 days or less and are stated at cost plus accrued interest which approximates market value. Investments consist of high-grade debt securities (AA rating or better) with maturities greater than 90 days from the date of acquisition and are classified as "available-for-sale." Investments classified as available-for-sale are reported at fair market value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax, until realized. The company's investment guidelines limit investments with a single issuer, excluding the U.S. Government or any agency thereof, to the greater of $5.0 million or 10 percent of the investment portfolio.

Inventories--Inventories are stated at the lower of cost, using first-in, first-out and average-cost basis, or market. Cost of inventory items is based on purchase and production cost. Long-term contract costs and selling and administrative expenses are excluded from inventory. Progress payments are not netted against inventory.

Property, Plant and Equipment--Property, plant and equipment are stated at cost. Provision for depreciation and amortization is primarily based on the straight-line method. Leases which at inception assure the lessor full recovery of the fair market value of the property over the lease term are capitalized and amortized over the lease term in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting for Leases."

Revenue Recognition--Revenues, other than from long-term contracts, are recorded upon shipment or completion of tasks as specified in the contract. Estimated product warranty costs are accrued at the time of shipment. Sales and allowable fees under cost-reimbursement contracts are recorded as costs are incurred. Long-term contract sales and cost of goods sold are recognized using the percentage-of-completion method based on the actual physical completion of work performed and the ratio of costs incurred to total estimated costs to complete the contract. Any anticipated losses on contracts are charged to earnings when identified.

Foreign Currency Translation--The functional currency for all foreign operations is the U.S. dollar, with the exception of the company's subsidiary located in Japan, which uses the local functional currency. Gains or losses which result from the process of remeasuring foreign currency financial statements and transactions into U.S. dollars are included in other income (expense). For the Japanese subsidiary, the cumulative translation adjustments are recorded directly in retained earnings. The company incurred net translation gains of approximately $0.1 million in 1998 and net translation losses of $1.4 million in 1997, resulting primarily from its Asia-Pacific subsidiaries. Translation gains or losses were not material prior to 1997.

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

Per Share Information--Basic earnings per share is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into common stock, however, such adjustments are excluded when there is a loss from continuing operations, as they are considered antidilutive.

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

Recently Issued Accounting Standard--In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains and losses resulting from changes in the fair market values of those derivative instruments would be accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. SFAS 133 will be effective for the company's year ending December 31, 2000. The company enters into forward exchange contracts to hedge sales transactions and firm commitments denominated in foreign currencies. Management does not expect this Statement to have a significant impact on the company's financial condition or results of operations.

2. FINANCIAL INSTRUMENTS AND SHORT-TERM INVESTMENTS

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and equivalents, short-term investments, receivables, and financial instruments used in hedging transactions. The company invests in a variety of financial instruments such as commercial paper and municipal bond funds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. Concentration of credit risk with respect to trade receivables is limited due to the variety of customers and market segments into which the company's products are sold, as well as their dispersion across geographic areas. The company maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

The carrying value of cash and equivalents, short-term investments, receivables, accounts payable and short-term notes payable are a reasonable approximation of their fair market value due to the short-term maturities of those instruments. The carrying value of the company's long-term debt approximates fair value based on the interest rates currently available to the company for long-term debt with similar terms as those borrowings of the company. Considerable judgment is required in interpreting market data to develop estimates of fair value, so these estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

The company is a party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to fluctuations in foreign exchange rates. At December 31, 1998 and 1997, the company had forward exchange contracts to sell Japanese Yen with a market value of approximately $14.1 million and $12.4 million, respectively, for a contract amount of $13.8 million and $12.8 million, respectively. Also at December 31, 1998 and 1997, the company had forward exchange contracts to purchase Japanese Yen with a market value of approximately $6.0 million and $1.7 million, respectively, for a contract amount of $5.9 million and $1.8 million, respectively. These contracts mature within one year. The market value of forward exchange contracts were obtained from published foreign exchange market rates. The company's risk in these contracts is the cost of replacing, at current market rates, these contracts in the event of default by the other party. Management believes the risk of incurring such losses is remote as the contracts are entered into with major financial institutions.

The fair value and the amortized cost of available-for-sale securities at December 31, 1998, including unrealized holding gains, are presented in the table which follows. Fair values are based on quoted market prices obtained from an independent broker. Available-for-dale securities are classified as current assets and have an average maturity of less than two years. Gross proceeds from the sale of marketable securities were $55.9 million during 1998. Gross gains and losses realized on such sales or maturities were not material. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.


                                                                      Unrealized
(in thousands)                       Amortized cost  Market value  holding gains
--------------------------------------------------------------------------------
Corporate debt securities                    $45,104       $45,353          $249
================================================================================

3. LONG-TERM OBLIGATIONS AND LINES OF CREDIT

Long-term obligations, excluding amounts due within one year, consist of the following at December 31:

(in thousands)                                          1998              1997
-------------------------------------------------------------------------------
Long-term borrowings                               $  20,224         $  18,630
Deferred compensation                                    291             1,977
Environmental remediation                              7,120             7,437
Long-term leases                                       5,066             5,190
===============================================================================
Total                                              $  32,701         $  33,234
===============================================================================


The current portion of long-term obligations is included in current liabilities. The expected maturity amounts are as follows: 1999, $1,101,000; 2000, $1,231,000; 2001, $1,167,000; 2002, $1,197,000; 2003, $1,227,000; thereafter,
$27,879,000.

Long-term Borrowings--Consists of three unsecured loans used for the company's land, building and equipment located in Kawasaki, Japan. The loans are denominated in Yen. Approximately $6.8 million is payable in monthly installments through the year 2011, which bears interest at 2.5%. Approximately $11.7 million and $1.7 million require a balloon payment due in the year 2006 and 2007, respectively, which bear interest at 3.1% and 2.2%, respectively, payable semiannually.

Deferred   Compensation--The   company   has   several   nonqualified   deferred
compensation and bonus plans covering selected members of management and key technical employees. Substantially all these plans were terminated as of December 31, 1998, and the balances classified as currently payable.

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

Payment obligations under existing capital and operating leases as of December 31, 1998 are as follows:

                                                       Capital       Operating
(in thousands)                                          Leases        Leases
----------------------------------------------------------------- -----------
Lease payments:
      1999                                            $    635        $1,657
      2000                                                 635         1,326
      2001                                                 635           894
      2002                                                 635           311
      2003                                                 635            24
      Remaining years                                    6,822            13
-----------------------------------------------------------------------------
Total                                                    9,997        $4,225
                                                                  ===========
Imputed interest                                        (4,795)
-----------------------------------------------------------------
 Present value of lease payments
      (including current portion of $136)             $  5,202
=================================================================

The company sub-leases a portion of its of its Palo Alto, California, facility under a short-term operating lease expiring October 2000. In addition, the company leases a portion of its facility in Kawasaki, Japan, under a short-term operating lease. Included in other income for 1998 is approximately $1.2 million of income after expenses from these rental agreements. Rental income was not material prior to 1998.

Rent expense included in continuing operations for property and equipment relating to operating leases is as follows:

(in thousands)                                               1998              1997             1996
------------------------------------------------------------------------------------------------------
Real property                                             $ 1,129           $ 2,446          $ 2,384
Equipment                                                     864             1,041              782
------------------------------------------------------------------------------------------------------
Total                                                     $ 1,993           $ 3,487          $ 3,166
======================================================================================================

Credit Facility Termination--The company previously had arranged with several banks to provide a $50.0 million unsecured credit facility which was scheduled to expire on March 31, 1999. During 1998, the company did not borrow under this credit facility. Due to the operating loss reported in 1998, the company was technically not in compliance with certain terms under this credit facility. The company evaluated the proposed revised terms and elected to terminate the facility based on the company's cash balances and short-term investments.

The Company has letters of credit of $2.1 million of which $0.9 million was outstanding at December 31, 1998, with approximately $0.6 million collateralized by specific cash balances.

4. SHAREOWNERS' EQUITY

Stock Repurchase Program--During 1998, the Board of Directors increased its common stock repurchase authorization from 2,500,000 to 3,500,000 shares. By December 31, 1998, all 3,500,000 shares have been repurchased, of which 1,795,800 and 204,200 were repurchased in 1998 and 1997, respectively. No shares were repurchased in 1996.

Common Share Purchase Rights--During 1998, the Board of Directors amended the company's Common Share Purchase Rights Plan to decrease from 15% to 10% the threshold level of common stock ownership that would trigger the exercisability of common share purchase rights under the Rights Plan. For each share of company common stock outstanding, one Common Share Purchase Right (the Rights) is attached. The Rights expire October 20, 2006, and may be redeemed by the company for $0.01 per Right at any time prior to 10 days after a person or group acquires 10% or more of the company's common stock. The Rights become exercisable and trade separately from the common stock if any person or group acquires 10% or more of the company's outstanding common stock, or announces a tender or exchange offer which would result in such person or group acquiring 10% or more of the company's common stock. When the Rights first become exercisable as a result of the announcement of a tender or exchange offer, a holder of a Right will be entitled to buy one share of the company's common stock for $160. If a person or group not previously approved by the Board of Directors acquires 10% or more of the company's shares, a holder of a Right (other than that person or group) will be entitled to buy that number of shares of common stock from the company which have a market value of twice the $160 exercise price of each Right. If the company is acquired in a merger or other business combination after any person or group acquires 10% or more of the company's common stock, each Right will entitle its holder to buy a number of shares of common stock of the surviving company having a market value of twice the $160 exercise price. After the acquisition by any person or group of 10% or more of the company's common stock and up to the time that such person or group acquires a 50% interest, the company will also have the ability to exchange some or all of the Rights (other than Rights held by the acquiror) for one share of common stock per Right at no expense to the holder.

Stock Option Plans--The Employee Stock Option Plans (the Plans) provide for grants of nonqualifying and incentive stock options to certain key employees and officers. The company may grant options to purchase up to 4,300,000 shares of common stock. Options are typically granted at the market price on the date of grant and expire at the tenth anniversary date. One-third of the options granted are exercisable on each of the second, third and fourth anniversary dates following the grant. The Plans allow those employees who are subject to the insider trading restrictions certain limited rights to receive cash in the event of a change in control. In addition, the Plans permit the award of restricted stock rights subject to a fixed vesting schedule. The holder of vested restricted stock has certain dividend, voting, and other shareowner rights. No restricted stock awards have been made through December 31, 1998.

The Nonemployee Directors Stock Option Plan provides for a fixed schedule of options to be granted through the year 2005. Nonemployee directors of the company are automatically granted 3,000 shares of common stock each year that such person remains a director of the company. The options are granted at the market price on the date of grant and expire on the tenth anniversary date. The options granted become exercisable six months after the date of grant. The total number of shares to be issued under this plan may not exceed 350,000 shares. Included in the tables below, 21,000 option shares were granted at $26.50 in 1998, 21,000 option shares were granted at $26.88 in 1997 and 21,000 option shares were granted at $34.63 in 1996.

Stock option transactions included in the Consolidated Statements of Shareowners' Equity are shown net of retirement of mature shares used in payment for options exercised and include tax benefits related to sales under stock option plans of $217,000, $719,000 and $1,161,000 for 1998, 1997 and 1996,
respectively.

Activity related to all stock option plans is as follows:


                                                                                                   Weighted Average
1998                                                                      Shares                     Exercise Price
--------------------------------------------------------------------------------------------------------------------
Granted                                                                  242,000                           $25.72
Exercised                                                                 82,451                           $16.84
Terminated                                                               151,427                           $29.67
At December 31:
      Outstanding                                                      1,452,062                           $27.41
      Exercisable                                                        858,765                           $26.57
      Reserved for future grants                                       1,056,709

1997
--------------------------------------------------------------------------------------------------------------------
Granted                                                                  242,000                           $26.41
Exercised                                                                135,988                           $15.14
Terminated                                                               191,309                           $34.76
At December 31:
      Outstanding                                                      1,443,940                           $27.33
      Exercisable                                                        693,966                           $23.70

1996
--------------------------------------------------------------------------------------------------------------------
Granted                                                                  205,000                           $25.54
Exercised                                                                209,393                           $17.57
Terminated                                                               328,443                           $29.39
At December 31:
      Outstanding                                                      1,529,237                           $27.32
      Exercisable                                                        463,119                           $19.11

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 1998:

                                         Options Outstanding                            Options Exercisable
                        -------------------------------------------------------    ----------------------------------
                                                   Weighted
                                              Average Years           Weighted                              Weighted
              Range of          Number         of Remaining            Average              Number           Average
       Exercise Prices     Outstanding     Contractual Life     Exercise Price         Exercisable    Exercise Price
----------------------- --------------- -------------------- ------------------    ---------------- -----------------
      $10.00 to $21.63         319,946                  5.3             $15.57             233,608            $13.61
      $22.75 to $22.75         263,502                  5.2             $22.75             263,502            $22.75
      $22.81 to $26.88         395,000                  8.7             $25.87              49,666            $26.66
      $27.00 to $35.88          84,493                  7.2             $32.88              52,326            $33.52
      $36.75 to $36.75         259,415                  6.2             $36.75             174,482            $36.75
      $39.50 to $55.00         129,706                  6.7             $48.55              85,181            $48.77
----------------------- --------------- -------------------- ------------------    ---------------- -----------------
      $10.00 to $55.00       1,452,062                  6.6             $27.41             858,765            $26.57
======================= =============== ==================== ==================    ================ =================


As discussed in Note 1, the company applies Accounting  Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the company's stock option plans been determined based upon the fair value at the grant date for awards under these plans, and amortized to expense over the vesting period of the awards consistent with the methodology prescribed under SFAS 123, "Accounting for Stock-Based Compensation," the company's pro forma net income (loss) for 1998, 1997 and 1996 would have been $(50,420,000), $31,724,000 and $1,256,000, respectively, or $(6.52), $3.84 and $0.15 per basic and diluted share, respectively. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation;
accordingly, the 1998, 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options. The weighted average fair value of options calculated on the date of grant using the Black-Scholes option-pricing model along with the weighted average assumptions used are as follows:

                                                                              1998           1997           1996
--------------------------------------------------------------------------------------------------------------------
Fair value                                                                   $7.70          $8.02          $7.96
Dividend yield                                                                 2.1%           1.2%           1.5%
Volatility                                                                    41.7%          38.1%          37.5%
Risk free interest rate at the time of grant                                   5.4%           6.1%           6.2%
Expected term to exercise (in months from the vest date)                       4.9            4.5            3.5


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

(in thousands)                                                              1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
U.S.                                                                   $ (67,995)       $ (10,330)        $  (4,662)
Foreign                                                                   (5,013)           3,368             2,566
--------------------------------------------------------------------------------------------------------------------
Total                                                                  $ (73,008)       $  (6,962)        $  (2,096)
====================================================================================================================


The provision for federal, state and foreign income tax expense (benefits) on income (loss) from continuing operations consists of the following:

(in thousands)                                                              1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
Current:
    U.S.                                                                $(16,092)       $     425         $   1,928
    State                                                                    286            1,275              (152)
    Foreign                                                                  506            1,870             1,264
--------------------------------------------------------------------------------------------------------------------
Total current                                                            (15,300)           3,570             3,040
--------------------------------------------------------------------------------------------------------------------
Deferred:
    U.S.                                                                  (6,273)          (4,385)           (3,497)
    State                                                                 (2,227)          (2,185)             (318)
--------------------------------------------------------------------------------------------------------------------
Total                                                                  $ (23,800)       $  (3,000)        $    (775)
====================================================================================================================

Deferred tax assets (liabilities) are comprised of the following at December 31:

(in thousands)                                                              1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
Deferred compensation                                                  $   2,073        $   2,556         $   1,915
Loss accruals                                                             20,147           18,041            10,495
Environmental remediation                                                  3,172            3,274             3,147
Uniform capitalization                                                       135            1,212             1,007
Vacation accrual                                                           1,199            1,663             1,580
Net operating loss and tax credits carried forward                         8,653
Other                                                                        782            3,334             2,111
--------------------------------------------------------------------------------------------------------------------
      Gross deferred tax assets                                           36,161           30,080            20,255
--------------------------------------------------------------------------------------------------------------------
Depreciation                                                                (191)          (2,610)           (3,197)
Other                                                                                                           (58)
--------------------------------------------------------------------------------------------------------------------
      Gross deferred tax liabilities                                        (191)          (2,610)           (3,255)
--------------------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                 $  35,970        $  27,470         $  17,000
====================================================================================================================


The company has federal and state operating loss carryforwards of approximately $10.0 million and $12.3 million, respectively, which expire through the year 2019. In addition, the company has federal and state tax credit carryforwards, related primarily to research credits, totaling approximately $3.7 million and $0.9 million, respectively. These tax credit carryforward benefits expire through the year 2019.

The differences between the effective income tax (benefit) rate and the statutory federal income tax (benefit) rate are as follows:

                                                                            1998             1997              1996
--------------------------------------------------------------------------------------------------------------------
Statutory federal tax (benefit) rate                                      (35.0)%           (35.0)%           (34.0)%
      Export sales benefit                                                 (0.1)             (6.5)            (10.0)
      Research credit                                                      (0.7)             (8.5)            (14.6)
      Effect of foreign operations taxed at various rates                   3.1               9.8              18.7
      State taxes (benefit) net of federal tax                             (1.2)             (8.4)             (4.8)
      Other                                                                 1.3               5.5               7.7
====================================================================================================================
Effective tax (benefit) rate                                              (32.6)%           (43.1)%           (37.0)%
====================================================================================================================


6. ENVIRONMENTAL REMEDIATION AND OTHER CONTINGENCIES

In 1991 the company recorded a $15.0 million charge for estimated remediation actions and cleanup costs. The company remains in compliance with the remedial action plans being monitored by various regulatory agencies at its Scotts Valley and Palo Alto sites and no additional provision has been recorded since 1991. Expenditures charged against the provision totaled $317,000, $198,000 and $327,000 for the years 1998, 1997 and 1996, respectively. While the timing and ultimate amount of expenditures of restoring the sites cannot be predicted with certainty, management believes that the provision taken is adequate based on facts known at this time. Changes in environmental regulations, improvements in cleanup technology and discovery of additional information concerning these sites and other sites could affect the estimated costs in the future.

In addition to the above environmental matters, the company is involved in various legal actions which arose in the ordinary course of its business activities. Except for the environmental provision noted above, management believes the final resolution of these matters should not have a material impact on its results of operations, cash flows, and financial position.

7. EMPLOYEE BENEFIT PLANS

Employees' Investment Plan--The Watkins-Johnson Employees' Investment Plan covers substantially all employees and provides that the company match employees' 401(k) salary deferrals up to 3% of eligible employee compensation. The amount charged to continuing operations was $1,903,000, $2,001,000 and $1,920,000 in 1998, 1997 and 1996, respectively.

Employee Stock Ownership Plan (ESOP)--The ESOP was established to encourage employee participation and long-term ownership of company stock. The Board determines each year's discretionary contribution depending on the performance and financial condition of the company and is allocated as a percentage of eligible employee base compensation. All U.S. employees are eligible to participate in the plan and vesting is immediate. The Board approved a contribution equal to 1% of eligible employee compensation for 1998, 1997, and 1996, which resulted in charges to continuing operations of $378,000, $657,000 and $639,000, respectively. The ESOP held 181,624 and 229,231 shares of common stock at December 31, 1998 and 1997, respectively, and there are no unallocated or unearned shares held by the plan. Shares held by the ESOP are included in the company's earnings per share computations. Dividends paid with respect to common stock held by the ESOP are used to purchase additional shares and were not material for all years presented.

8. BUSINESS SEGMENT REPORTING

In 1997 the company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement requires that an enterprise's operating segments be determined in the manner in which management operates the business. Specifically, financial information is to be reported on the basis that is used internally by the chief operating decision maker in making decisions related to resource allocation and segment performance. The company's reportable segments are operated and managed as strategic business units and are organized based on products and services. Business units operated at different locations are aggregated for reporting purposes when their products and services are similar.

Under SFAS 131, the company's operations were divided into three industry segments: Semiconductor Equipment, Wireless Communications, and Government Electronics. As discussed below, the Government Electronics segment was divested during 1997. Operations in the Wireless Communications segment involve the development, manufacture and sale of advanced wireless telecommunication products for cellular service providers, personal communication systems, and other radio-frequency products for commercial and government communications requirements. The Wireless Communications segment is composed of the Palo Alto, California-based Wireless Products Group and the Gaithersburg, Maryland, Telecommunications Group, including that group's communications-intelligence business. Operations in the Semiconductor Equipment segment involve the development, manufacture, sale and service of chemical-vapor-deposition equipment used in the manufacture of semiconductor products.

On October 31, 1997 the company completed the sale of its Government Electronics segment to Stellex Industries, Inc. for consideration of $103 million, consisting mostly of cash. The sale resulted in a pre-tax gain of approximately $49.9 million. The divested business is reported as discontinued operations in the accompanying financial statements. Operations of the divested business included the development, manufacture and sale of advanced microwave devices and tactical electronic systems and devices for guided-missile programs and other government applications.

Management evaluates segment performance based primarily on segment revenues, pre-tax operating profit or loss before interest and other nonoperating income and expenses, and return on assets. Sales between continuing segments are not significant for any year presented. Continuing operations by business segment are as follows:

(in thousands)                                                                         Year Ended December 31, 1998
-------------------------------------------------------------------------------------------------------------------
                                                           Pre-tax          Year-
                                                            Income            End        Capital
                                                Sales       (Loss)         Assets       Additions      Depreciation
--------------------------------------------------------------------------------------------------------------------
Wireless Communications                    $  115,219     $(13,697)    $  50,778        $   7,324         $   3,655
Semiconductor Equipment                        96,981      (80,996)       67,496            7,742            11,664
Corporate                                                                127,204               13               463
--------------------------------------------------------------------------------------------------------------------
Loss from operations                                       (94,693)
Other income (expense)--net                                 21,685
--------------------------------------------------------------------------------------------------------------------
Total                                      $  212,200     $(73,008)    $ 245,478        $  15,079         $  15,782
====================================================================================================================

                                                                                       Year Ended December 31, 1997
--------------------------------------------------------------------------------------------------------------------
Wireless Communications                    $  104,817     $   (954)    $  54,408        $   6,881         $   2,510
Semiconductor Equipment                       186,454      (13,328)      132,528           15,152            10,144
Corporate                                                                171,276              144               458
--------------------------------------------------------------------------------------------------------------------
Loss from operations                                       (14,282)
Other income (expense)--net                                  7,320
--------------------------------------------------------------------------------------------------------------------
Total                                      $  291,271     $ (6,962)    $ 358,212        $  22,177         $  13,112
====================================================================================================================

                                                                                       Year Ended December 31, 1996
--------------------------------------------------------------------------------------------------------------------
Wireless Communications                    $   76,683     $ (8,511)    $  50,754        $   1,941         $   1,252
Semiconductor Equipment                       272,436        7,212       174,549           46,122             7,231
Corporate                                                                 68,441              240               513
--------------------------------------------------------------------------------------------------------------------
Loss from operations                                        (1,299)
Other income (expense)--net                                   (797)
--------------------------------------------------------------------------------------------------------------------
Total                                      $  349,119     $ (2,096)    $ 293,744        $  48,303         $   8,996
====================================================================================================================


Corporate assets consist primarily of cash, cash equivalents and deferred taxes, and included in the 1996 balance are net assets of the discontinued Government Electronics segment.

Sales  to  individual  customers   representing  greater  than  10%  of  company
consolidated sales during at least one of the past three years are as follows:

(in thousands)                                                              1998             1997              1996
--------------------------------------------------------------------------------------------------------------------
Wireless Communications:
        Lucent Technologies, Inc.                                     $   33,000       $   20,000        $   11,000
        United States Government                                          26,000           36,000            28,000
Semiconductor Equipment:
        Hyundai Electronics Industries Co., Ltd.
           (and affiliates)                                               11,000           15,000            37,000
        Marubeni Hytech (a Japanese distributor)                           5,000           21,000            47,000

Sales to unaffiliated customers by geographic area are as follows:

(in thousands)                                                              1998             1997              1996
--------------------------------------------------------------------------------------------------------------------
United States                                                         $  135,692       $  169,001        $  143,510
Export sales from United States:
      Europe                                                               6,479            8,924            29,759
      Japan                                                               10,770           23,035            65,952
      Korea                                                                5,095           29,531            52,572
      Other Asia-Pacific countries                                        12,368           13,955            35,767
      Other                                                                9,753            3,307             3,728
Europe                                                                    21,429           34,701             9,759
Japan                                                                      4,510            2,742             3,312
Other Asia-Pacific countries                                               6,104            6,075             4,760
--------------------------------------------------------------------------------------------------------------------
Total                                                                 $  212,200       $  291,271        $  349,119
====================================================================================================================


Intercompany transfers of products and services between geographic regions were $43.2 million, $59.0 million and $37.5 million in fiscal years 1998, 1997 and 1996, respectively, and are accounted for at prices the company believes to be arm's length.

Operating profit (loss) and year-end long-lived assets by geographic area are as follows:

                                                                                                          Operating
                                                                                                      Profit (Loss)
(in thousands)                                                                     1998          1997          1996
--------------------------------------------------------------------------------------------------------------------
United States                                                                  $(89,302)     $(19,385)      $(4,231)
Europe                                                                              300         3,640           700
Japan                                                                            (6,376)          185           952
Other Asia-Pacific countries                                                        685         1,278         1,280
--------------------------------------------------------------------------------------------------------------------
Total                                                                          $(94,693)     $(14,282)      $(1,299)
====================================================================================================================

                                                                                                           Year-End
                                                                                                  Long-Lived Assets
(in thousands)                                                                     1998          1997          1996
--------------------------------------------------------------------------------------------------------------------
United States                                                                   $72,168      $118,606      $121,483
Europe                                                                            1,290         1,729         2,290
Japan                                                                            21,915        26,493        30,076
Other Asia-Pacific countries                                                      3,999         3,762         4,159
--------------------------------------------------------------------------------------------------------------------
Total                                                                           $99,372      $150,590      $158,008
====================================================================================================================


Long-lived assets exclude financial instruments, deferred tax assets, and for 1996 exclude the net assets of discontinued operations totaling $29.8 million.

Summarized  below  are  operating   results  of  the   discontinued   government
electronics business through its sale on October 31, 1997. Intersegment sales were transferred based on negotiated prices.

                                                         Year Ended December 31
(in thousands)                                            1997             1996
--------------------------------------------------------------------------------
Net sales                                             $75,700           $89,200
================================================================================

--------------------------------------------------------------------------------
Gross profit                                          $21,900           $21,100
================================================================================

Income from operations before income taxes            $11,500           $ 6,663
Income taxes                                           (4,290)           (2,308)
Gain on disposition-net of taxes of $20,219            29,677
--------------------------------------------------------------------------------
Net income from discontinued operations               $36,887           $ 4,355
================================================================================


9. EARNINGS PER SHARE

Basic and diluted earnings per share were computed based solely on the weighted average shares outstanding for each period.

For 1998, 1997 and 1996 the incremental shares from the assumed exercise of 120,000, 251,000 and 272,000 stock options, respectively, are not included in computing the dilutive per share amounts because continuing operations resulted in a loss and such assumed conversion would be antidilutive. Additionally, weighted average options outstanding to purchase 887,000, 564,000 and 685,000 shares of common stock were not included in the computation of diluted per share amounts in 1998, 1997 and 1996, respectively, because the weighted average exercise prices were greater than the average market prices of the common shares. Weighted average exercise prices of $33.50 in 1998, $39.61 in 1997 and $39.62 in 1996 exceeded the average market prices of $23.28, $29.75 and $28.62, respectively.

10. REAL ESTATE TRANSACTIONS

In 1998 the company sold approximately 15 acres of undeveloped land adjacent to its San Jose, California, facility for a net sales price of $16.0 million realizing a pre-tax gain of $15.0 million. Due to the downsizing described in
Note 11, the balance of the San Jose facility was vacated and its carrying value of $6.4 million (which management believes to be less than market value) was reclassified as held for sale and included in "Other Assets" (long-term) in the December 31, 1998 Consolidated Balance Sheet. The company expects to sell this property in 1999. Any future gain associated with the sale of this property will be treated as from the sale of a corporate asset for segment reporting purposes.

In 1997 the company exchanged a portion of its subleasehold interest at its Palo Alto, California, facility for consideration consisting of cash and the sublessor's leasehold rights in the remaining parcels under the lease. The exchange resulted in a pre-tax gain of $7.6 million.

11. DISCONTINUED PRODUCT LINES AND RELATED RESTRUCTURING CHARGES

During the third quarter of 1998,  the company  restructured  its  operations to
focus  on  its  core  atmospheric-pressure   chemical-vapor-deposition   (APCVD)
operations in its Semiconductor  Equipment  segment by discontinuing  efforts on its high-density-Plasma  initiative. Also, the company's Wireless Communications segment evaluated its Base2(TM)  base-station product,  reassessing key customer needs and market conditions.  Inventory,  demo equipment,  and specialized fixed assets  associated  with these  discontinued  products  were written down in the restructuring.  As a result,  the  company  reduced  its  global  work force and downsized its operations.  The company recorded charges of $44.4 million related to  facilities  and fixed assets,  inventory,  severance and other exit costs as follows:

                                                            Accrued
                                                          Severance,         Write Down of
                                                       Benefits, and        Facilities and           Write Down
(in thousands)                                           Other Costs          Fixed Assets         of Inventory
----------------------------------------------------------------------------------------------------------------
Restructuring provision                                       $3,921               $23,370              $17,119
                                                                      ===================== ====================

Amounts paid                                                   2,210
---------------------------------------------------------------------
Balance at December 31, 1998                                  $1,711
=====================================================================


Included in the third-quarter 1998 asset write-downs is an approximately $6.0 million charge related to the Semiconductor Equipment segment's facility in Japan, which was written down to fair market value in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." A portion of this facility is being leased to a tenant (see
Note 3).

The company anticipates substantially all accrued severance and benefits will be paid within a year.

12. SUBSEQUENT EVENTS

On March 1, 1999, Watkins-Johnson announced that, after a strategic review performed by its investment banking firm, it would pursue a sale of the company, either in its entirety or through sales of its individual business segments. On March 4, 1999, Watkins-Johnson announced that it had signed a non-binding letter of intent to sell its Semiconductor Equipment Group, exclusive of its discontinued high-density-plasma and certain other assets, to Silicon Valley Group, Inc. (SVG). The sale is subject to customary due diligence, execution of a definitive acquisition agreement, Hart Scot Rodino filings, and the approval of the boards of directors of Watkins-Johnson and SVG. There can be no assurance that the sale of the Semiconductor Equipment Group to SVG will be completed, nor can there be any assurance that Watkins-Johnson will be able to complete its strategy for the sale of the entire company.

13. QUARTERLY FINANCIAL DATA--UNAUDITED

Unaudited quarterly financial data are as follows:

(in thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
1998 Quarters                                                             1st               2nd               3rd               4th
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                                $ 68,722          $ 53,739          $ 26,257          $ 63,482
Gross profit (loss)                                                    26,176            16,659           (30,638)           21,236
Net income (loss)                                                       9,701            (6,207)          (54,414)            1,712
Basic net income (loss) per share                                        1.17             (0.75)            (6.93)             0.26
Diluted net income (loss) per share                                  $   1.15          $  (0.75)         $  (6.93)         $   0.25


------------------------------------------------------------------------------------------------------------------------------------
1997 Quarters                                                             1st               2nd               3rd               4th
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                                $ 67,216          $ 72,679          $ 79,176          $ 72,200
Gross profit                                                           22,905            26,068            30,435            15,188
Income (loss) from continuing operations                                 (318)              886             1,762            (6,292)
Income from discontinued operations                                     2,796             2,196             1,828            30,067
Net income                                                              2,478             3,082             3,590            23,775
Basic income (loss) per share from
    continuing operations                                               (0.04)             0.11              0.21             (0.76)
Diluted income (loss) per share from
    continuing operations                                               (0.04)             0.10              0.21             (0.76)
Basic net income per share                                               0.30              0.37              0.44              2.88
Diluted net income per share                                         $   0.30          $   0.36          $   0.42          $   2.88


The first quarter of 1998 includes a pre-tax gain on the sale of undeveloped land totaling about $15.0 million.

The third quarter of 1998 includes pre-tax charges for discontinued product lines and related restructuring totaling $44.4 million, as described in Note 11.

In the fourth quarter 1997, due to the continued overcapacity in the semiconductor memory market and the Asian financial crisis, the company took certain actions to minimize its financial exposure. The company deferred shipment and revenue recognition with certain Asian customers as a result of financing issues with these customers. The company's semiconductor equipment business was sized to reflect these market changes and resulted in certain non-performing assets being written off which consist primarily of inventory and capital assets. The effect of the above actions resulted in a pre-tax impact of approximately $17.0 million during the fourth quarter.

The total of quarterly amounts for basic and diluted net income per share does not necessarily equal the annual amount. The computations exclude common equivalent shares in loss periods since they are antidilutive, and the computations are based on the average number of basic and diluted common shares outstanding during each period.

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


     W. Keith Kennedy, Jr.                             Scott G. Buchanan
     President and                                     Vice President and
       Chief Executive Officer                           Chief Financial Officer

INDEPENDENT AUDITORS' REPORT


The Shareowners and Board of Directors
    of Watkins-Johnson Company:

We have audited the accompanying consolidated balance sheets of Watkins-Johnson Company and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Watkins-Johnson Company and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
San Jose, California
February 5, 1999
(March 4, 1999 as to Note 12)

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


                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.  Consolidated Financial Statements                                 Page
                                                                           ----
         Consolidated Statements of Operations
         For the Years Ended December 31, 1998, 1997 and 1996                21

         Consolidated Statements of Comprehensive Income
         For the Years Ended December 31, 1998, 1997 and 1996                22

         Consolidated Balance Sheets
         December 31, 1998 and 1997                                          23

         Consolidated Statements of Shareowners' Equity
         For the Years Ended December 31, 1998, 1997 and 1996                24

         Consolidated Statements of Cash Flows
         For the Years Ended December 31, 1998, 1997 and 1996             25-26

         Notes to Consolidated Financial Statements                       27-41

         Report of Management                                                42

         Independent Auditors' Report                                        43

     2.  Financial Statement Schedules                                     Page
                                                                           ----
         Independent Auditors' Report                                        48

         II     Valuation and Qualifying Accounts and Reserves
                For the Years Ended December 31, 1998, 1997 and 1996         49


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


         ------------------------
(b) Reports on Form 8-K and 8-A/A were filed on December 14, 1998. The reports are referenced as Exhibit 10.16 and Exhibit 10.17, respectively, in the Exhibit Index. The report 8-K contains disclosures regarding the December 10, 1998 Board of Director approval and execution of an amendment to the company by-laws and to the Rights Agreement, dated September 30, 1996, between the company and ChaseMellon. Form 8-A/A was filed for registration of the amended common stock purchase rights. No other reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

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


                                                      WATKINS-JOHNSON COMPANY
                                                 -------------------------------
                                                           (Registrant)


Date: March 8, 1999                                     By  /s/  Dean A. Watkins
      --------------                                       ---------------------
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


           Signature                           Title                    Date
           ---------                           -----                    ----

Principal Executive Officer:


/s/  W. Keith Kennedy, Jr.                President and           March 8, 1999
----------------------------         Chief Executive Officer      --------------
     W. Keith Kennedy, Jr.


Principal Financial and Accounting Officer:


/s/  Scott G. Buchanan                   Vice President,          March 8, 1999
----------------------------        Chief Financial Officer       --------------
     Scott G. Buchanan                   and Treasurer

           Signature                           Title                    Date
           ---------                           -----                    ----

/s/  H. Richard Johnson                       Director            March 8, 1999
----------------------------                                      --------------
     H. Richard Johnson


/s/  John J. Hartmann                         Director            March 11, 1999
----------------------------                                      --------------
     John J. Hartmann


/s/  Raymond F. O'Brien                       Director            March 11, 1999
----------------------------                                      --------------
     Raymond F. O'Brien


/s/  William R. Graham                        Director            March 11, 1999
----------------------------                                      --------------
     William R. Graham


/s/  Robert L. Prestel                        Director            March 11, 1999
----------------------------                                      --------------
     Robert L. Prestel


/s/  Gary M. Cusumano                         Director            March 11, 1999
----------------------------                                      --------------
     Gary M. Cusumano

INDEPENDENT AUDITORS' REPORT


The Shareowners and Board of Directors of Watkins-Johnson Company:

We have audited the consolidated financial statements of Watkins-Johnson Company and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 5, 1999 (March 4, 1999 as to Note 12); such consolidated financial statements and report are included elsewhere in this annual report on Form 10-K. Our audits also included the consolidated financial statement schedule of Watkins-Johnson Company and subsidiaries, listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
San Jose, California
February 5, 1999
(March 4, 1999 as to Note 12 of the
Consolidated Financial Statements)

                                                                                                                         Schedule II


                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                        FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996


                                                          Balance at           Charged to                               Balance at
                                                          Beginning            Costs and                                   End of
Description                                               of Period             Expenses            Deductions(1)          Period
-----------                                               -----------          -----------          ------------         -----------
1998
Allowance for doubtful accounts                           $ 3,175,923          $ 1,731,422          $ 1,553,090          $ 3,354,255
Product warranty reserve                                   13,423,700            6,168,000           13,299,600            6,292,100

1997
Allowance for doubtful accounts                               746,720            2,467,656               38,453            3,175,923
Product warranty reserve                                   14,825,300           10,134,000           11,535,600           13,423,700

1996
Allowance for doubtful accounts                               633,798              119,649                6,727              746,720
Product warranty reserve                                    7,193,500           20,095,300           12,463,500           14,825,300


(1) With respect to the allowance for doubtful accounts, deductions represent write-off of uncollectible accounts receivables. With respect to the product warranty reserve, deductions represent costs incurred for warranty repairs plus adjustments for expiring warranties.

                                  EXHIBIT INDEX


Exhibit
 Number           Description
 ------           -----------

3.1               *Articles of  Incorporation  of  Watkins-Johnson  Company,  as
                   amended May 8, 1989.

3.2               *By-Laws of Watkins-Johnson  Company,  as amended and restated
                   on December 10, 1998 (Exhibit 3(ii) to Form 8-K filed on December 14, 1998, Commission File No. 1-5631).

4.1               *Shareowners'  Rights Agreement dated as of September 30, 1996
                   Between Watkins-Johnson Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Report on Form 8-K, filed on October 1, 1996, Commission File No.1-5631).

4.2               *Amendment No. 1 to Rights Agreement, dated as of December 10,
                   1998, to Rights Agreement, dated as of September 30, 1996, between the Watkins-Johnson Company ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Filed as Exhibit 4.1 to Form 8-K filed on December 14, 1998, Commission File No. 1-5631).

10                 Material Contracts

10.1              *Lease and Agreement  between  Lindco  Properties  Company and
                   Watkins-Johnson Company commencing May 1, 1969 (Exhibit (b) I to Form 10-K for 1969, Commission File No. 2-22436).

10.2              *Lease and Agreement  between  Morrco  Properties  Company and
                   Watkins-Johnson Company dated October 31, 1975 (Exhibit 2(c) to Form 10-K for 1976, Commission File No. 1-5631).

10.3              *Watkins-Johnson  Company 1976 Stock  Option Plan,  as amended
                   September 28, 1987 (Appendix A to the company's definitive proxy statement dated March 1, 1988 filed with the Commission pursuant to Regulation 14A).

10.4              *Watkins-Johnson   Company   1989   Stock   Option   Plan  for
                   nonemployee directors (Appendix A to the company's definitive proxy statement dated February 28, 1990 filed with the Commission pursuant to Regulation 14A).

10.5              *Watkins-Johnson  Company  1976 Stock  Option Plan amended and renamed as the 1991 Stock Option and Incentive plan (Appendix A to the company's definitive proxy statement dated February 28, 1991 filed with the commission pursuant to Regulation
                   14A).

10.6              *Watkins-Johnson  Company Credit Agreement covering the period of November 30, 1995 through December 8, 1998, ABN-AMRO BANK N.V. as Agent (Exhibit 10-a to the 1996 Third Quarter Form 10-Q, Commission File No. 1-5631).

10.7              *Loan   Agreement  dated  as  of  February  9,  1996  (English
                   Translation) between Watkins-Johnson International Japan K.K. and The Bank of Yokohama, LTD, including Loan Guaranty Agreement with Watkins-Johnson Company dated January 31, 1996 (Exhibit 10-b to the 1996 Third Quarter Form 10-Q, Commission File No. 1-5631).

Exhibit
 Number           Description
 ------           -----------

10.8              *Loan   Agreement   dated  as  of  June  12,   1996   (English
                   Translation) between Watkins-Johnson International Japan K.K. and The Japan Development Bank, including Loan Guaranty Agreement with Watkins-Johnson Company dated June 12, 1996 (Exhibit 10-c to the 1996 Third Quarter Form 10-Q, Commission File No. 1-5631).

10.9              *First Amendment to  Watkins-Johnson  Company Credit Agreement
                   covering the period of November 30, 1995 through December 8, 1998, ABN-AMRO BANK N.V. as Agent (original agreement filed as Exhibit 10-a to the 1996 Third Quarter Form 10-Q, Commission File No. 1-5631; first amendment filed as Exhibit 10-a to the 1997 First Quarter Form 10-Q, Commission File No. 1-5631).

10.10             *Second Amendment to Watkins-Johnson  Company Credit Agreement
                   covering the period of November 30, 1995 through December 8, 1998, ABN-AMRO BANK N.V. as Agent (original agreement filed as Exhibit 10-a to the 1996 Third Quarter Form 10-Q, Commission File No. 1-5631; second amendment filed as Exhibit 10-a to the 1997 Second Quarter Form 10-Q, Commission File No. 1-5631).

10.1l             *Stock  Purchase  Agreement dated as of August 29, 1997 by and among Registrant and SMS and TSMD Acquisition Corp. (original agreement filed as Exhibit 99.1 of Report on Form 8-K, filed on November 14, 1997, reporting the disposition of assets effective October 31, 1997, Commission File No. 1-5631).

10.12             *Watkins-Johnson   Company   Unaudited  Pro  Forma   Condensed
                   Consolidated Financial Information filed as an amendment to Report on Form 8-K, filed on November 14, 1997, reporting the disposition of assets effective October 31, 1997 and Stock Purchase Agreement dated as of August 29, 1997 by and among Registrant and SMS and TSMD Acquisition Corp., Commission File No. 1-5631 (Exhibit 10-x originally filed as Report on Form 8-K/A, filed on January 13, 1998, Commission File No. 1-5631).

10.13             *Asset Purchase Agreement between  Watkins-Johnson Company And
                   Samsung Semiconductor, Inc. dated as of December 31, 1997. (Filed as Exhibit 10-y to the 1997 Form 10-K, Commission File No. 1-5631).

10.14             *Assignment  of Lease  Agreement by and between Taylor Woodrow
                   Property Company, Inc. ("Assignor") and Watkins-Johnson Company ("Assignee") dated as of December 30, 1997. (Filed as
                   Exhibit 10-z to the 1997 Form 10-K, Commission File No. 1-5631).

10.15             *Form 8-K filed on  September  10, 1998.  The report  contains disclosures regarding the company's announcement of restructuring plans and related third quarter 1998 charges. (Commission File No. 1-5631).

10.16             *Form 8-K filed on  December  14,  1998.  The report  contains disclosures regarding the December 10, 1998 Board of Director approval to amend and restate the company By-Laws and to amend the Rights Agreement, dated September 30, 1996, between the company and ChaseMellon.(Commission File No. 1-5631).

10.17             *Form 8-A/A filed on December 14,  1998.  Form 8-A/A was filed for the registration of the amended common stock purchase rights approved by the Board of Directors on December 10, 1998 (Commission File No. 1-5631).

Exhibit
 Number           Description
 ------           -----------

10.18 Purchase and Sale Agreement, dated May 2, 1997, by and among Watkins-Johnson Company and CarrAmerica Realty for sale of undeveloped land in San Jose, California, including the August 15, 1997 First Amendment to and Reaffirmation of Purchase and Sale Agreement.

10.19 Resolution of the Board of Directors of Watkins-Johnson, effective December 31, 1998, for the termination of the company's 1994 Top Management Deferred Compensation Plan and the company's Annual Top Management Incentive Bonus Plan.

10.20 Form of Severance Agreement, dated September 28, 1998, by and between Watkins-Johnson Company and the following officers of the company: Dr. Patrick J. Brady, Malcolm J. Caraballo, and Robert G. Hiller.

10.21 Amended and Restated Employment Agreement made as of March 2, 1998 and amended and restated in its entirety effective as of January 25, 1999 by and between W. Keith Kennedy and Watkins-Johnson Company.

10.22 Form of employment Agreement, dated February 22, 1999, by and between Watkins-Johnson Company and the following officers of the company: Scott G. Buchanan, Dr. Frank E. Emery, Darryl T. Quan and Claudia D. Kelly.

10.23 Form of Amended and Restated Severance Agreement originally dated September 28, 1998 and amended and restated in its entirety effective as of January 25, 1999 by and between Watkins-Johnson Company and the following officers of the company: Dr. Frank E. Emery, Darryl T. Quan and Claudia D. Kelly.

10.24 Amended and Restated Severance Agreement originally dated September 28, 1998 and amended and restated in its entirety effective as of January 25, 1999 by and between Watkins-Johnson Company and Scott G. Buchanan.

10.25              Terms of Employee Retention Program dated March 1, 1999.

21                 Subsidiaries of Watkins-Johnson Company.

23                 Consent of Independent Auditors.

27                 Financial Data Schedule.

* Incorporated by reference to exhibit indicated for each item.