Form 10-Q
period 1999-03-26
WATKINS JOHNSON CO
filed 1999-05-07
CIK 105006

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 26, 1999

                                       OR


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                          Commission file number 1-5631


                             WATKINS-JOHNSON COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                             94-1402710
------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


3333 Hillview Avenue, Palo Alto, California                      94304-1223
------------------------------------------------------------------------------
 (Address of principal executive offices)                        (Zip Code)


                                 (650) 493-4141
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. No ___.

Common stock, no par value, outstanding as of March 26, 1999    6,563,000 shares

                  *Caution Regarding Forward-looking Statements

         All statements in this quarterly report, other than statements of historical facts, are forward-looking statements. By way of example only, those include statements about the company's strategies, objectives, plans, expectations and anticipated results, and expectations for the economy generally or for the company's specific industries. The words "expect", "anticipate", "looking forward" and other similar expressions used in this quarterly report are intended to identify forward-looking statements that involve risks and uncertainties that may cause actual results and expectations to differ materially from those expressed. Such risks and uncertainties include, but are not limited to: product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, business cycles, dependence on single large customers, the results of financing efforts, the results of the company's decision to pursue the sale of the company in its entirety or in separate transactions, actual purchases under agreements, the effect of the company's accounting policies, U.S. Government export policies, governmental budgeting and spending cycles, results of restructuring efforts, geographic market concentrations, natural disasters and other risks, and risks associated with year 2000 compliance by the company and third parties. Investors and prospective investors are cautioned not to place undue reliance on these forward-looking statements. The company undertakes no obligation to announce any revisions to its forward-looking statements to reflect events or circumstances as they actually develop or occur in the future.

         There can be no assurance that the pending sale of the Semiconductor Equipment Group (SEG) to Silicon Valley Group (SVG) will be completed, nor can there be any assurance that Watkins-Johnson will be successful in implementing the strategy to pursue the sale of the company in its entirety or in separate transactions (see Item 2 in Part I). Until the company has had a chance to solicit and evaluate expressions of interest, the company cannot determine whether full value can be realized at this time either for the entire company or for its component businesses.

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

         The interim financial statements are unaudited; however, the company believes that all adjustments necessary to present a fair statement of results for such interim periods have been included and all such adjustments are of a normal recurring nature. The results for the three months ended March 26, 1999, are not necessarily indicative of the results for the year ending December 31, 1999.

         The consolidated financial statements required by Rule 10-01 of Regulation S-X are included in this report beginning on the next page.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS*
             For the periods ended March 26, 1999 and March 27, 1998


                                                              Three Months Ended
-------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)     1999               1998
-------------------------------------------------------------------------------

Sales                                            $    65,181        $    68,722
-------------------------------------------------------------------------------

Costs and expenses:
      Cost of goods sold                              42,298             42,546
      Selling and administrative                      10,247             15,821
      Research and development                         9,131             13,208
-------------------------------------------------------------------------------
                                                      61,676             71,575
-------------------------------------------------------------------------------

Income (loss) from operations                          3,505             (2,853)
Other income (expense)-net                               457              1,929
Gain on real property                                                    14,783
-------------------------------------------------------------------------------

Income before federal, state and
  foreign income taxes                                 3,962             13,859
Income tax expense                                    (1,109)            (4,158)
-------------------------------------------------------------------------------
Net income                                       $     2,853        $     9,701
===============================================================================

Per share amounts:

Basic net income per share                       $      0.44        $      1.17
Basic average common shares                        6,558,000          8,262,000

Diluted net income per share                     $      0.43        $      1.15
Diluted average common shares                      6,645,000          8,416,000

*Unaudited

                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME*
                                       For the periods ended March 26, 1999 and March 27, 1998

                                                                                                                 Three Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                                 1999                   1998
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                            $ 2,853               $ 9,701
-----------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (expense), net of tax:

      Foreign currency translation adjustments                                                            106                   (16)
      Net unrealized holding gains (losses) on securities
         arising during period net of reclassification
         adjustment of $0                                                                                 (96)                  (86)
-----------------------------------------------------------------------------------------------------------------------------------
      Other comprehensive income (expense)                                                                 10                  (102)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                  $ 2,863               $ 9,599
====================================================================================================================================

*Unaudited

                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                             As of March 26, 1999 and December 31, 1998

------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                             1999*                     1998
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
      Cash and equivalents                                                                       $  15,395                $  19,271
      Short-term investments                                                                        40,014                   45,353
      Receivables                                                                                   47,562                   31,942
      Inventories:
           Finished goods                                                                            2,923                    2,960
           Work in process                                                                           8,917                   11,954
           Raw materials and parts                                                                   7,919                    8,456
      Deferred income taxes                                                                         31,557                   32,288
      Other                                                                                         17,713                   19,872
------------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                         172,000                  172,096
------------------------------------------------------------------------------------------------------------------------------------

Property, plant, and equipment                                                                     140,849                  140,224
      Accumulated depreciation and amortization                                                    (79,157)                 (77,585)
------------------------------------------------------------------------------------------------------------------------------------
      Property, plant, and equipment--net                                                           61,692                   62,639
------------------------------------------------------------------------------------------------------------------------------------

Other assets                                                                                        10,714                   10,743
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $ 244,406                $ 245,478
====================================================================================================================================

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
      Payables                                                                                   $  16,200                $  15,704
      Accrued liabilities                                                                           62,283                   65,374
------------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                     78,483                   81,078
------------------------------------------------------------------------------------------------------------------------------------
Long-term obligations                                                                               31,901                   32,701
------------------------------------------------------------------------------------------------------------------------------------

Shareowners' equity:
      Common stock                                                                                  34,702                   34,454
      Retained earnings                                                                            101,138                   99,073
      Accumulated other comprehensive income (loss)                                                 (1,818)                  (1,828)
------------------------------------------------------------------------------------------------------------------------------------
      Total shareowners' equity                                                                    134,022                  131,699
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $ 244,406                $ 245,478
====================================================================================================================================

*Unaudited

                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS*
                                       For the periods ended March 26, 1999 and March 27, 1998

                                                                                                                  Three Months Ended
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                               1999                    1998
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

      Net income                                                                                   $   2,853              $   9,701
      Reconciliation of net income to cash flows:
           Depreciation and amortization                                                               2,425                  3,683
           Gain on disposal of property, plant and equipment                                                                (14,783)
           Net changes in:
                Receivables                                                                          (15,731)               (10,588)
                Inventories                                                                            3,535                 (1,993)
                Other assets                                                                           2,941                    137
                Accruals and payables                                                                 (2,674)               (17,225)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used by operating activities                                                                 (6,651)               (31,068)
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

      Additions of property, plant, and equipment                                                     (1,870)                (5,237)
      Proceeds from sale of short-term investments                                                     5,155
      Purchases of short-term investments                                                                                   (34,695)
      Proceeds on asset retirements and other                                                             39                 15,873
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                                       3,324                (24,059)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:

      Payments on long-term borrowing                                                                   (151)                  (140)
      Net borrowings (repayments) under line-of-credit                                                                          478
      Proceeds from issuance of common stock                                                             248                    901
      Repurchase of common stock                                                                                             (1,408)
      Dividends paid                                                                                    (787)                  (991)
      Other                                                                                              (52)                    16
------------------------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                                   (742)                (1,144)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                                  193                    (37)
------------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and equivalents                                                                  (3,876)               (56,308)
Cash and equivalents at beginning of period                                                           19,271                134,462
------------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                              $  15,395              $  78,154
====================================================================================================================================

*Unaudited

         Supplementary information to the financial statements:

         A dividend of twelve cents per share was declared and paid during the first quarter of 1999 and 1998.

         Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the period. Per share amounts were computed as follows (dollars in thousands):

                                                                                               For Three Months Ended
                                                                                        ------------------------------------
                                                                                        March 26, 1999        March 27, 1998
                                                                                        --------------        --------------
         Net income (numerator)                                                           $    2,853             $    9,701
                                                                                          ==========             ==========

         Basic per share amounts (denominator):

             Weighted average shares outstanding                                           6,558,000              8,262,000
                                                                                          ==========             ==========

         Diluted per share amounts (denominator):

             Weighted average shares outstanding                                           6,558,000              8,262,000

             Effect of dilutive stock options                                                 87,000                154,000
                                                                                          ----------             ----------

             Diluted average common shares                                                 6,645,000              8,416,000
                                                                                          ==========             ==========


         Basic net income per share                                                       $     0.44             $     1.17
                                                                                          ==========             ==========

         Diluted net income per share                                                     $     0.43             $     1.15
                                                                                          ==========             ==========

         Weighted average options outstanding to purchase 838,000 and 621,000 shares of common stock were not included in the computation of diluted per share amounts for the three months ended March 26, 1999 and March 27, 1998, respectively, because the weighted average exercise prices were greater than the average market prices of the common shares. Weighted average exercise prices of $33.40 in 1999 and $37.18 in 1998 exceeded the average market prices of $23.66 and $26.31, respectively.

         This calculation is submitted in accordance with Regulation S-K, Item 601(b)(11).

         Sales to external customers and pre-tax profit (loss) by business segment for the three months ended March 26, 1999 and March 27, 1998 are as follows:

                                                                           Sales          Pre-tax income
         (in thousands)                                         1999        1998         1999         1998
         --------------------------------------------------------------------------------------------------
         Wireless Communications                             $34,663     $30,006       $2,419      $   545
         Semiconductor Equipment                              30,518      38,716        1,086       (3,398)
         --------------------------------------------------------------------------------------------------
         Income (loss) from continuing operations                                       3,505       (2,853)
         Other income (expense)-net                                                       457       16,712
         --------------------------------------------------------------------------------------------------
         Total                                               $65,181     $68,722       $3,962      $13,859
         ==================================================================================================


         Recently Issued Accounting Standard--In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains and losses resulting from changes in the fair market values of those derivative instruments would be accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. SFAS 133 will be effective for the company's year ending December 31, 2000. The company enters into forward exchange contracts to hedge sales transactions and firm commitments denominated in foreign currencies. Management does not expect this Statement to have a significant impact on the company's financial condition or results of operations.

         Subsequent Events--On March 31, 1999, Watkins-Johnson Company announced it completed the sale of its high-density plasma chemical vapor deposition intellectual property assets plus associated inventory and hardware to Applied Materials, Inc. This sale will result in a second-quarter 1999 pre-tax gain of approximately $9 million.

         On May 3, 1999, Watkins-Johnson Company announced that it has signed a definitive agreement to sell its Semiconductor Equipment Group to Silicon Valley Group for a total value, including retained receivables, exceeding $50 million. This value includes approximately $20 million of the company's long-term debt to be assumed by Silicon Valley Group. Under its agreement with Silicon Valley Group, the company is selling its semiconductor equipment business associated with the atmospheric-pressure chemical-vapor-deposition products (APCVD) and related real estate. The $20 million in debt secures the land, building and equipment in Kawasaki, Japan. The sale is expected to be completed by the end of June 1999 and is subject to satisfaction of customary closing conditions, including compliance with Hart-Scott-Rodino. There can be no assurance that the sale process will be successfully completed.

                          PART I--FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the company's consolidated financial statements and related disclosures included elsewhere in this quarterly report. Except for historic actual results reported, the following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. See "Caution Regarding Forward-looking Statements" included above for a discussion of certain factors that could cause future actual results to differ from those described in the following discussion.

         Financial Condition and Liquidity

         As of March 26, 1999, cash and equivalents and short-term investments totaled $55.4 million, a decline of $9.2 million from the 1998 year-end balance of $64.6 million. The decrease resulted primarily from the company's working capital requirements, as reflected in the consolidated statement of cash flows for the period ended March 26, 1999.

         For the first quarter of 1998, cash and equivalents and short-term investments decreased $21.8 million from $134.5 million as of December 31, 1997 to $112.7 million as of March 27, 1998. The decrease was attributed primarily to working capital requirements and purchases of capital equipment which was offset in part by proceeds from the sale of real property.

         As of March 26, 1999, the company's principal source of liquidity consisted of $15.4 million in cash and equivalents plus short-term investments valued at $40.0 million. The company invests its excess cash and equivalents in securities with maturities exceeding 90 days to take advantage of the higher yields. These short-term investments, which consist primarily of high grade debt securities, are subject to interest rate risk and will rise and fall in value if market interest rates change.

         From time to time the company may enter into certain long-term borrowing arrangements with financial lending institutions for capital acquisitions of property, plant and equipment. As of March 26, 1999, there were no material commitments for capital expenditures. Based on current plans and business conditions, the company believes that its existing cash and equivalents, short-term investments and cash generated from operations is expected to be sufficient to satisfy anticipated cash requirements for the next twelve months.

         Divestiture Activities

         On March 1, 1999 the company announced its intention to pursue the sale of the company. After conducting a wide-ranging strategic review with its investment advisors, CIBC Oppenheimer Corp., the company concluded that selling the company in its entirety or as separate businesses would create the most value for shareholders.

         On March 31, 1999, the company announced that it completed the sale of its high-density-plasma chemical-vapor-deposition (HDPCVD) intellectual property assets plus associated inventory and hardware to Applied Materials, Inc. This will result in a second-quarter 1999 pre-tax gain of approximately $9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         On May 3, 1999, Watkins-Johnson Company announced that it has signed a definitive agreement to sell its Semiconductor Equipment Group to Silicon Valley Group for a total value, including retained receivables, exceeding $50 million. This value includes approximately $20 million of the company's long-term debt to be assumed by Silicon Valley Group. Under its agreement with Silicon Valley Group, the company is selling its semiconductor equipment business associated with the atmospheric-pressure chemical-vapor-deposition products (APCVD) and related real estate. The $20 million in debt secures the land, building and equipment in Kawasaki, Japan. The sale is expected to be completed by the end of June 1999 and is subject to satisfaction of customary closing conditions, including compliance with Hart-Scott-Rodino.

         There can be no assurance that the sale of the Semiconductor Equipment Group to SVG will be completed, nor can there be any assurance that Watkins-Johnson will be able to complete its strategy for the sale of the entire company.

         Current Operations and Business Outlook

         For the first quarter of 1999, the company reported sales of $65.2 million and net income of $2.9 million, or $0.43 diluted net income per share. For the same period in 1998, sales were $68.7 million and net income was $9.7 million, or $1.15 diluted net income per share. Included in the 1998 results is a $15.0 million pre-tax gain on the sale of undeveloped land. Firm backlog on March 26, 1999 stood at $98.3 million, compared to the 1998 first quarter ending backlog of $82.2 million. Since most of the company's backlog can be canceled or rescheduled, backlog is not necessarily a meaningful indicator of future revenue.

         Operations and business outlook for each of the company's business segments are discussed below.

         Wireless Communications

         Wireless Communications sales for the first quarter of 1999 totaled $34.7 million, a 16% increase over the prior year's first quarter sales of $30.0 million. The segment received first-quarter 1999 orders of approximately $41.0 million compared to $35.0 million for the same period last year. The business segment is entering the second quarter of 1999 with a backlog totaling approximately $73.6 million compared to $65.7 million on March 27, 1998.

         For the first quarter of 1999, the business segment reported pre-tax operating profit of approximately $2.4 million compared to $0.5 million in the first quarter of 1998.

         Looking forward, the segment intends to focus on the following opportunities to continue its long-term growth: gallium-arsenide (GaAs) semiconductor devices, repeaters, advanced RF technology subassemblies, and communications surveillance receiver programs with strong follow-on potential.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Semiconductor Equipment

         Sales of semiconductor equipment for the first quarter of 1999 amounted to $30.5 million, down 21% from the $38.7 million recorded for the same period last year, but up 26% from 1998 fourth-quarter sales of $24.2 million. The segment received first-quarter 1999 orders of approximately $43.0 million compared to $22.0 million for the same period last year. First-quarter 1999 orders include multiple orders for the newly introduced WJ-1500 system. This business segment is entering the second quarter of 1999 with a backlog totaling approximately $24.7 million compared to $16.5 million on March 27, 1998.

         For the first quarter of 1999, the business segment reported pre-tax operating profit of approximately $1.1 million compared to a loss of $3.4 million in the first quarter of 1998.

         The Semiconductor Equipment segment's first quarter was their best in two years. Bookings were also positive with a book-to-bill ratio of 1.4 to 1.

         Looking forward, the company expects this segment to continue to rebound. However, it is difficult to predict what the future might hold in the semiconductor equipment business. Capital equipment decisions are affected by a number of parameters and the company is watching its customers' market dynamics closely.

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

         First Quarter of 1999 Compared to First Quarter of 1998

         Wireless Communications sales increased 16% while Semiconductor Equipment sales decreased 21%, resulting in an overall company decrease of 5%. Gross margins decreased from 38% to 35%. Gross margins decreased from the prior year first quarter mostly due to a shift in business volume in both business segments and product mix.

         Selling and administrative expenses decreased $5.6 million from 23% of sales to 16% , due mostly to the third-quarter 1998 restructurings and cost control efforts.

         Research and development expenses were $9.1 million in the first quarter of 1999, or 14% of sales, compared to $13.2 million, or 19% of sales for the same period last year. The decrease in research and development spending is due mostly to the third-quarter 1998 discontinuance of efforts on the HDPCVD initiative and the Base2(TM) base station product.

         The pre-tax operating income for the first quarter of 1999, before other income, was $3.5 million compared with a loss of $2.9 million for the first quarter of 1998. Interest and other income (net of other expenses) decreased by $1.5 million due primarily to lower interest income resulting from the decreased average cash balance and short-term investments. In January 1998, the company concluded the sale of undeveloped land adjacent to its San Jose, California facility, resulting in a $15.0 million pre-tax gain reflected as "Gain on real property" in the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         For the first quarter of 1999, the effective tax rate for federal, state and foreign income taxes was about 28% compared to 30% for the same period last year. The tax rate in 1999 and 1998 is below the statutory rate primarily due to benefits from federal and state research tax credits and foreign export sales. Looking forward, the company expects its effective tax rate to increase if the sale of the Semiconductor Equipment segment is completed.

         Net income was approximately $2.9 million in first quarter of 1999 compared to $9.7 million in first quarter of 1998, or $0.43 per diluted share compared to $1.15 per diluted share, respectively. Diluted average common shares were 6.6 million and 8.4 million at March 26, 1999 and March 27, 1998, respectively, and decreased mostly because of the repurchase of company common shares.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         Disclosures  about the  company's  market risk are included in Part II,
         Item 7A of the company's annual report on Form 10-K for the year ended December 31, 1998, filed March 12, 1999, Commission File No. 1-5631. In the opinion of management, no material changes have occurred with respect to the company's market risks since December 31, 1998.

                           PART II--OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of shareholders held April 29, 1999, shareowners voted on the following:

         Item 1:  Election of Directors:

                  Nominee                     For                  Withheld
                  -------                     ---                  --------
                  Dean A. Watkins             5,799,421             147,453
                  H. Richard Johnson          5,787,709             159,165
                  W. Keith Kennedy            5,864,132              82,742
                  John J. Hartmann            5,799,661             147,213
                  Raymond F. O'Brien          5,855,289              91,585
                  William R. Graham           5,797,795             149,079
                  Robert L. Prestel           5,862,303              84,571
                  Gary M. Cusumano            5,854,955              91,919

         Item 2: Proposal to amend the company's Articles of Incorporation and Bylaws to eliminate their super-majority shareowner voting requirements. The amendments will decrease (from four fifths of the voting power to a majority of the voting power) the shareowner vote required to (i) amend the company's Articles of Incorporation, (ii) amend the Bylaws, and (iii) approve a merger or sale of the company.

                  At the annual meeting of the shareowners on April 27, 1999, a motion was made to keep the polls open until 11:00 a.m., pacific standard time, on May 24, 1999, at the company's headquarters in Palo Alto, California. The vote on the motion to keep the polls open was:

                  For         4,208,531           Against                     0
                          -------------                            -------------

                  Abstain             0           Broker non-votes            0
                          -------------                            -------------

                                     Percent of outstanding votes            64%
                                                                  -------------

         Item 3: Proposal to amend the company's Articles of Incorporation and Bylaws to eliminate their super-majority director voting requirements. The amendments will decrease (from 75% of the directors to a majority of a quorum) the director vote required to (i) amend the Bylaws and (ii) take certain corporate actions.

                  At the annual meeting of the shareowners on April 27, 1999, a motion was made to keep the polls open until 11:00 a.m., pacific standard time, on May 24, 1999, at the company's headquarters in Palo Alto, California. The vote on the motion to keep the polls open was:

                  For         4,208,531           Against                     0
                          -------------                            -------------

                  Abstain             0           Broker non-votes            0
                          -------------                            -------------

                                     Percent of outstanding votes            64%
                                                                  -------------

Item 4.  Submission of Matters to a Vote of Security Holders (continued)

         Item 4: Proposal to ratify the appointment of Deloitte & Touche as the independent auditors of the company for accounting year ending December 31, 1999.

                  For         5,900,118           Against                27,543
                          -------------                            -------------

                  Abstain        15,765           Broker non-votes            0
                          -------------                            -------------

Item 5.  Other Information

         Not applicable.

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


                                                        WATKINS-JOHNSON COMPANY
                                                              (Registrant)


Date          May 7, 1999                  By: /s/  W. Keith Kennedy, Jr.
    --------------------------------           ---------------------------------
                                                    W. Keith Kennedy, Jr.
                                           President and Chief Executive Officer







Date          May 7, 1999                  By: /s/ Scott G. Buchanan
    --------------------------------           ---------------------------------
                                                   Scott G. Buchanan
                                              Executive Vice President, Chief
                                              Financial Officer and Treasurer

                                  EXHIBIT INDEX

The Exhibits below are numbered according to Item 601 of Regulation S-K.


                  Exhibit
                  Number               Exhibit
                  ------               -------
                    27                 Financial Data Schedule for the quarter
                                         ended March 26, 1999.