Form 10-Q
period 1999-06-25
WATKINS JOHNSON CO
filed 1999-08-09
CIK 105006

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 25, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Common stock, no par value, outstanding as of June 25, 1999     6,569,000 shares

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

The company is continuing its efforts to divest the remaining assets and operating units in accordance with the Board's strategic directive announced on March 1, 1999. However, there can be no assurance that the company will be able to complete its strategy for the sale of the remainder of the company in parts or in its entirety.

                          PART I--FINANCIAL INFORMATION


Item 1.  Financial Statements

         The interim financial statements are unaudited; however, the company believes that all adjustments necessary to present a fair statement of results for such interim periods have been included and all such adjustments are of a normal recurring nature. The results for the six months ended June 25, 1999, are not necessarily indicative of the results for the full year 1999.

         The consolidated financial statements required by Rule 10-01 of Regulation S-X are included in this report beginning on the next page.

                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS*
                                        For the periods ended June 25, 1999 and June 26, 1998

                                                                           Three Months Ended                      Six Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)                      1999               1998               1999               1998
-----------------------------------------------------------------------------------------------------------------------------------
Sales                                                          $    34,857        $    26,835        $    69,520        $    56,841
-----------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
         Cost of goods sold                                         20,580             16,652             43,647             34,891
         Selling and administrative                                  4,911              5,344              9,573             11,091
         Research and development                                    5,572              5,828             10,087             11,303
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    31,063             27,824             63,307             57,285
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                        3,794               (989)             6,213               (444)
Interest and other income (expense)--net                               810              1,971              1,815              3,898
Interest expense                                                      (126)              (148)              (246)              (297)
Gain on real property                                                                                                        14,783
-----------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations before income
    taxes                                                            4,478                834              7,782             17,940
Income tax expense                                                   1,446                271              2,520              5,831
-----------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations                                    3,032                563              5,262             12,109
Discontinued operations:
    Income  (loss), net of taxes                                     3,188             (6,770)             3,811             (8,615)
    Gain on disposition, net of taxes                                7,318                                 7,318
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $    13,538        $    (6,207)       $    16,391        $     3,494
===================================================================================================================================

Basic per share amounts:

  Income from continuing operations                            $      0.46        $      0.07        $      0.80        $      1.46
  Discontinued operations:
    Income  (loss), net of taxes                                      0.49              (0.82)              0.58              (1.04)
    Gain on disposition, net of taxes                                 1.11                                  1.12
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $      2.06        $     (0.75)       $      2.50        $      0.42
===================================================================================================================================
Basic average common shares                                      6,566,000          8,257,000          6,562,000          8,259,000

Diluted per share amounts:

  Income from continuing operations                            $      0.45        $      0.07        $      0.79        $      1.43
  Discontinued operations:
    Income  (loss), net of taxes                                      0.48              (0.80)              0.57              (1.02)
    Gain on disposition, net of taxes                                 1.10                                  1.10
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $      2.03        $     (0.73)       $      2.46        $      0.41
===================================================================================================================================
Diluted average common shares                                    6,676,000          8,438,000          6,661,000          8,448,000

*Unaudited

                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME*
                                        For the periods ended June 25, 1999 and June 26, 1998

                                                                              Three Months Ended                 Six Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                       1999           1998             1999            1998
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                          $13,538         $(6,207)         $16,391         $ 3,494
-----------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (expense), net of tax:

    Foreign currency translation adjustments                                    66            (242)             172            (258)
    Net unrealized holding gains (losses) on
      securities, net of reclassification
      adjustment of $0                                                        (207)             27             (303)            (59)
-----------------------------------------------------------------------------------------------------------------------------------
    Other comprehensive income (expense)                                      (141)           (215)            (131)           (317)
-----------------------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                                                $13,397         $(6,422)         $16,260         $ 3,177
===================================================================================================================================

*Unaudited

                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS*
                                              As of June 25, 1999 and December 31, 1998

------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                             1999                      1998
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and equivalents                                                                         $   6,023                $  19,271
    Short-term investments                                                                          54,086                   45,353
    Receivables                                                                                     17,907                   19,588
    Inventories:
        Finished goods                                                                               1,621                      875
        Work in process                                                                              2,101                    3,167
        Raw materials and parts                                                                      5,530                    5,664
    Deferred income taxes                                                                           30,144                   32,288
    Other                                                                                           14,932                   17,449
------------------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                           132,344                  143,655
------------------------------------------------------------------------------------------------------------------------------------

Property, plant, and equipment                                                                      66,331                   68,420
    Accumulated depreciation and amortization                                                      (41,834)                 (44,829)
------------------------------------------------------------------------------------------------------------------------------------
    Property, plant, and equipment--net                                                             24,497                   23,591
------------------------------------------------------------------------------------------------------------------------------------

Net assets of discontinued operations                                                               45,306                   22,438
Other assets                                                                                        10,692                   10,716
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $ 212,839                $ 200,400
====================================================================================================================================

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
    Payables                                                                                     $   9,017                $   9,685
    Accrued liabilities                                                                             48,690                   50,405
------------------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                       57,707                   60,090
------------------------------------------------------------------------------------------------------------------------------------
Long-term obligations                                                                                8,386                    8,611
------------------------------------------------------------------------------------------------------------------------------------

Shareowners' equity:
    Common stock                                                                                    34,816                   34,454
    Retained earnings                                                                              113,889                   99,073
    Accumulated other comprehensive income (loss)                                                   (1,959)                  (1,828)
------------------------------------------------------------------------------------------------------------------------------------
    Total shareowners' equity                                                                      146,746                  131,699
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $ 212,839                $ 200,400
====================================================================================================================================

*Unaudited


                                         WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS*
                                  For the periods ended June 25, 1999 and June 26, 1998
                                                                                                           Six Months Ended
-----------------------------------------------------------------------------------------------------------------------------
 (Dollars in thousands)                                                                1999                            1998
-----------------------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
       Net income                                                             $      16,391                   $       3,494
       Reconciliation of net income to cash flows:
            Depreciation and amortization                                             1,960                           2,314
            (Gain) loss on disposal of property, plant and
                 equipment                                                               68                         (14,587)
            Deferred income taxes                                                     2,363
            Results of discontinued operations and gain on
                 disposal                                                           (11,129)                          8,615
            Net changes in:
                 Receivables                                                          1,681                           4,066
                 Inventories                                                            454                          (2,959)
                 Other assets                                                         2,310                            (223)
                 Accruals and payables                                                   25                         (16,645)
                 Advances on contracts                                                  186                            (404)
                 Provision for warranties and losses on
                    contracts                                                        (2,699)                           (439)
                 Environmental remediation                                              (44)                            (82)
-----------------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by continuing operating activities                   11,566                         (16,850)
           Net cash provided (used) by discontinued operations                      (31,618)                        (16,019)
-----------------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by operating activities                             (20,052)                        (32,869)
-----------------------------------------------------------------------------------------------------------------------------

 INVESTING ACTIVITIES:

       Additions of property, plant, and equipment                                   (1,966)                         (2,268)
       Proceeds from sale of short-term investments                                  23,587                           6,005
       Purchases of short-term investments                                          (32,841)                        (85,243)
       Proceeds from sale of discontinued operations                                 19,878
       Proceeds on asset retirements and other                                         (736)                         16,200
-----------------------------------------------------------------------------------------------------------------------------
 Net cash provided (used) by investing activities                                     7,922                         (65,306)
-----------------------------------------------------------------------------------------------------------------------------

 FINANCING ACTIVITIES:

       Payments on long-term borrowing                                                  (77)                            (71)
       Proceeds from issuance of common stock                                           363                             992
       Repurchase of common stock                                                                                    (1,408)
       Dividends paid                                                                (1,576)                         (1,983)
       Other                                                                            172                            (258)
-----------------------------------------------------------------------------------------------------------------------------
 Net cash used by financing activities                                               (1,118)                         (2,728)
-----------------------------------------------------------------------------------------------------------------------------

 Net decrease in cash and equivalents                                               (13,248)                       (100,903)
 Cash and equivalents at beginning of period                                         19,271                         134,462
-----------------------------------------------------------------------------------------------------------------------------
 Cash and equivalents at end of period                                        $       6,023                   $      33,559
 ============================================================================================================================

*Unaudited

         Supplementary information to the financial statements:

         A dividend of twelve cents per share was declared and paid during the second quarter of 1999 and 1998.

         Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the period. Per share amounts were computed as follows (dollars in thousands):


  Earnings per share computation for continuing operations:

  (Dollars in thousands, except per share amounts)                           Three Months Ended                     Six Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                               June 25, 1999      June 26, 1998      June 25, 1999     June 26, 1998
------------------------------------------------------------------------------------------------------------------------------------
Denominator for basic per share:

    Weighted average shares outstanding                           6,566,000          8,257,000          6,562,000          8,259,000
====================================================================================================================================

Denominator for diluted per share:

    Weighted average shares outstanding
                                                                  6,566,000          8,257,000          6,562,000          8,259,000

    Effect of dilutive stock options                                110,000            181,000             99,000            189,000
------------------------------------------------------------------------------------------------------------------------------------

    Diluted average common shares                                 6,676,000          8,438,000          6,661,000          8,448,000
====================================================================================================================================

Net income from continuing operations
    (numerator)                                                  $    3,032         $      563         $    5,262         $   12,109
====================================================================================================================================

Basic net income per share
    from continuing operations                                   $     0.46         $     0.07         $     0.80         $     1.46
====================================================================================================================================

Diluted net income per share
    from continuing operations                                   $     0.45         $     0.07         $     0.79         $     1.43
====================================================================================================================================

         The weighted average options outstanding to purchase 656,000 and 709,000 shares of common stock were not included in the computation of diluted per share amounts for the three months ended June 25, 1999 and June 26, 1998, respectively, because the weighted average exercise prices were greater than the average market prices of the common shares. Weighted average exercise prices of $35.36 in 1999 and $35.79 in 1998 exceeded the average market prices of $25.18 and $26.15, respectively.

         The weighted average options outstanding to purchase 841,000 and 666,000 shares of common stock were not included in the computation of diluted per share amounts for the six months ended June 25, 1999 and June 26, 1998, respectively, because the weighted average exercise prices were greater than the average market prices of the common shares. Weighted average exercise prices of $33.22 in 1999 and $36.42 in 1998 exceeded the average market prices of $24.45 and $26.23, respectively.

         Recently Issued Accounting Standard--In June 1998 and June 1999, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". These Statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains and losses resulting from changes in the fair market values of those derivative instruments would be accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. SFAS 133 will be effective for the company's year ending December 31, 2001. The company enters into forward exchange contracts to hedge sales transactions and firm commitments denominated in foreign currencies. Management does not expect this Statement to have a significant impact on the company's financial condition or results of operations.

         Business Segment Reporting - Prior to the sale of the semiconductor equipment business, the company operated in two segments: Semiconductor Equipment and Wireless Communications. The company now operates in only the Wireless Communications segment, with Semiconductor Equipment disclosed as discontinued operations in this report. For disclosure of the Wireless Communications segment's revenues from external customers, and profit or loss, as required in interim reporting under Financial Accounting Standard Board No. 131, "Disclosures about Segments of an Enterprise and Related Information", refer to the consolidated financial statements included herein.

                          PART I--FINANCIAL INFORMATION

Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations

         The following discussions should be read in conjunction with the company's consolidated financial statements and related disclosures included elsewhere in this quarterly report. Except for historic actual results reported, the following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. See "Caution Regarding Forward-looking Statements" included above for a discussion of certain factors that could cause future actual results to differ from those described in the following discussion.

         Financial Condition and Liquidity

         As of June 25, 1999, cash and equivalents and short-term investments totaled $60.1 million, a decrease of $4.5 million from the year-end balance of $64.6 million. The decrease resulted primarily from net cash used by discontinued operations offset by proceeds received for the sale of discontinued operations discussed below.

         As of June 25, 1999, the company's principal source of liquidity consisted of $6.0 million in cash and equivalents plus short-term investments valued at $54.1 million. The company invests its excess cash and equivalents in securities with maturity periods exceeding 90 days to take advantage of the higher yields. These short-term investments, which consist primarily of high grade debt securities, are subject to interest rate risk and rise and fall in value as market interest rates change.

         At the end of the quarter, there were no material commitments for capital expenditures. Based on current plans and business conditions, the company believes that its existing cash and equivalents, short-term investments and cash generated from operations will satisfy anticipated cash and working capital requirements for the next twelve months.

         Divestiture Activities

         On March 1, 1999, the company announced its intention to pursue the sale of the company. After conducting a wide-ranging strategic review with its investment advisors, CIBC Oppenheimer, a CIBC World Markets Company, the company's Board concluded that selling the company in its entirety or as separate businesses would create the most value for shareholders.

         On March 31, 1999, the company announced that it completed the sale of its high-density-plasma chemical-vapor-deposition intellectual property assets and associated hardware to Applied Materials, Inc. On July 6, 1999, the company completed the sale of the remainder of its semiconductor equipment business to Silicon Valley Group, Inc. which was detailed in the company's Form 8-K filed on July 21, 1999. These transactions are included in the company's second-quarter financial results as disposition of discontinued operations resulting in a net gain of $7.3 million.

         The company is continuing its efforts to divest its remaining assets and operating units in accordance with the Board's strategic directive announced on March 1, 1999. In conjunction with the sale of its operations, the company is seeking separately to sell its real estate interests in San Jose and Palo Alto, California. The San Jose property includes an 188,000 square foot building and approximately 14 acres of land. The company has long-term leasehold interests in the property at Stanford Industrial Park, Palo Alto, California. The Palo Alto property includes approximately 262,000 square feet of building space and 22 acres. Lease terms expire in 2029 and 2054. There can be no assurance the company will be able to complete its strategy for the sale of the remainder of the company in parts or in its entirety.

         Current Operations and Business Outlook

         With the sale of the semiconductor equipment business, the company is engaged solely in the wireless communications business. Products from the company's Wireless Products Group (WPG) include custom RF (radio frequency) subassemblies for PCS, wireless local loop, point-to-multipoint and optical fiber modulation applications.

         Additional WPG products are "over-the-air" repeaters for PCS applications, and gallium arsenide (GaAs) semiconductor devices such as MESFET transistors and microcircuits. The company's Telecommunications Group (TG) specializes in developing high sensitivity, wideband radio receiving apparatus used in communications surveillance by government agencies. Looking forward, the company expects business growth to come from its GaAs semiconductor devices, advanced RF technology subassemblies and repeaters, and communications surveillance receiver programs with strong follow-on potential.

         During the quarter ended June 25, 1999, WPG received additional orders for their PCS and OC-192 communications assemblies and orders for new point-to-multipoint (PMP) assemblies. WPG also introduced two new GaAs MESFET devices for general-purpose wireless applications, expanding WJ's line of innovative GaAs-based products. TG announced two new contracts this quarter totaling $8.2 million for electronic-receiving equipment from Sanders, a Lockheed Martin Company.

         For the continuing business, new orders for the second quarter of 1999 were $30.0 million, down 27% from a comparable $41.0 million of the first quarter 1999 but up 114% from a comparable $14.0 million for the second quarter 1998. Backlog on June 25, 1999 stood at $68.7 million compared to the comparable June 26, 1998 backlog of $53.1 million. Since the company's backlog can be canceled or rescheduled, backlog is not necessarily a meaningful indicator for future revenue.

         The wireless communications industry is subject to various regulatory agencies of federal, foreign, state and local governments which can affect market dynamics, causing unforeseen ebb and flow of orders and delivery requirements. Domestic and international competition from a number of wireless communication companies, some of whom are much larger than Watkins-Johnson, is intense. The effect of these and other factors could significantly affect the company's future operating results.

         Second Quarter and Year-to-Date of 1999 Compared with Second Quarter and Year-to-Date of 1998

         Sales for the continuing wireless communications business grew 30% for the second quarter and 22% for the first half from last year. Gross margins in the second quarter of 1999 improved to slightly above 40% of sales mostly due to higher volume. Selling and administrative expenses decreased notably from 1998 primarily due to restructuring and cost reduction efforts initiated in the third quarter of 1998. Restructuring in 1998 was necessary to discontinue a product line called Base2 as reported in previous filings. All 1998 accrued restructuring charges have been paid or settled at the end of the second quarter 1999. The decrease in research and development expenses in 1999 can also be attributable to the discontinuation of Base2. Funds available for investment decreased substantially from 1998 mostly due to operating losses and restructuring charges occurred in the second half of 1998. This was the primarily reason "interest and other income" declined by more than 50%. In the first half of 1998, income before taxes included a nonrecurring gain on real property of $14.8 million. The company's effective tax rate for continuing operations restated for all periods was about 32.5%. This rate is expected to be effective for the remainder of 1999. The company's semiconductor equipment business was sold in two separate transactions as discussed above. The disposition and financial results of the semiconductor equipment business were reported as discontinued operations--net of tax.

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

         The company regularly updates its information systems capabilities, and has evaluated significant computer software applications for compatibility with the year 2000. Several years ago the company adopted a strategic plan for its internal computer systems with the goal of going to an off-the-shelf real time system. As a result, the company's operations run all financial and manufacturing business applications on an Oracle data base with the associated Oracle application modules. Oracle's stated solution to Y2K is its version 10.7 of the application software. As of June 1998, the company's operations are on Oracle version 10.7. There are other software implementations that are minor in nature that may take until mid 1999 to be completed. There are no known non-IT issues that will adversely impact the company's information systems capabilities. With the system changes implemented to date and other planned changes, the company anticipates that its internal computer software applications will be compatible with the year 2000. In the event of any Y2K disruptions, the company will follow the software vendors' contingency directives.

         The Y2K issue (both IT and non-IT) for company products is being addressed by the respective business units. The Y2K situation is an issue for only some of the products in the Wireless Communications segment. The current schedule is to identify all affected products and develop solutions by third quarter 1999 to ensure timely communication to the customers. The respective business units have also addressed non-IT issues with respect to their manufacturing facilities and there are no known non-IT issues that will adversely impact the company's operations.

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

         With the actions that have been taken and the other planned activities, the company is not anticipating any significant disruption of business. However, no absolute assurances can be given. The most likely disruption that could occur is where the company uses wire transfers to move funds to vendors, some of which are located in foreign countries. Since the status of all banking systems in the world cannot be determined in advance, there may be minor disruption in the ability to transfer funds in real time along the current routes. Contingency plans, which include alternative banks and standby letters of credit, are in place to address what is needed to minimize any business interruption.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Single European Currency Conversion

         The company has addressed the issues raised by the introduction of the Single European Currency (Euro) initially implemented as of January 1, 1999, and through the transition period to January 1, 2002. The company believes it has met the related legal requirements effective for January 1, 1999, and it expects to be able to meet the legal requirements through the transition period. The company does not expect the cost of any system modifications to be material and does not currently expect that introduction and use of the Euro will materially affect its foreign exchange and hedging activities or will result in any material increase in costs to the company. While the company will continue to evaluate the impact over time of the introduction of the Euro, based on currently available information management does not believe that the introduction of the Euro will have a material adverse impact on the company's financial condition or the overall trends in its results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

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

         Short-Term Investments--The company maintains a short-term investment portfolio consisting mainly of debt securities with an average maturity of less than two years. These available-for-sale securities are subject to interest rate risk and rise or fall in value as market interest rates change. The company has the ability to hold its fixed income investments until maturity, and therefore the company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its investment portfolio.

         The following table provides information about the company's cash and equivalents and short-term investments. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information constitutes a "forward-looking" statement.


                                         Expected Maturity
                                              Amounts         Weighted Average
         Expected Maturity Dates           (in thousands)      Interest Rate
         -----------------------           --------------      -------------
         Cash and equivalents:
         1999                                  6,023               2.82%

         Short-term investments:
         1999                                 21,144               4.91%
         2000                                 18,017               5.69%
         2001                                 10,960               5.74%
         2002                                  3,965               5.61%
         Market value at
            June 25, 1999                     54,086

         Foreign Exchange Risks--The company has limited involvement with derivative financial instruments and does not use such instruments for trading purposes. The derivative financial instruments are used to manage foreign currency exchange risk. The company enters into foreign exchange forward contracts to hedge certain balance sheet exposures against future movements in foreign exchange rates. The company is exposed to credit-related losses in the event of nonperformance by counter-parties to these financial instruments, but does not expect any counter-party to fail to meet its obligation. Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. Consequently, a sudden or significant change in foreign exchange rates is not expected to have a material impact on future net income or cash flows.

         Additional information regarding market risks is disclosed in Item 7A in the company's Form 10-K for the year ended December 31, 1998.

                           PART II--OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         At the final session of the 1999 annual meeting of shareowners held June 11, 1999, the shareowners voted as follows:

         Proposal 2: Proposal to amend the company's  Articles of  Incorporation and Bylaws to eliminate their super-majority shareowner voting requirements. The amendments would decrease (from four fifths of the voting power to a majority of the voting power) the shareowner vote required to (i) amend the company's Articles of Incorporation, (ii) amend the Bylaws, and (iii) approve a merger or sale of the company.

                     For      5,323,663       Against                    212,456

                     Abstain     49,073       Broker non-votes     Not Available

                                              Percentage of outstanding shares
                                              voted in favor                 81%

         Proposal 3: Proposal to amend the company's  Articles of  Incorporation and Bylaws to eliminate their super-majority director voting requirements. The amendments will decrease (from 75% of the directors to a majority of a quorum) the director vote required to (i) amend the Bylaws and (ii) take certain corporate actions.

                     For      4,769,866       Against                    768,729

                     Abstain     46,598       Broker non-votes     Not Available

                                              Percentage of outstanding shares
                                              voted in favor                 73%

         Proposal  2 was  approved  by the  shareowners  with the  required  80%
         majority (a Form 8-K was filed by the company dated June 21, 1999 including the full text of the amendment approved by the shareowners, see Item 6(b)). Proposal 3 did not receive the required 80% for approval.

Item 6.  Exhibits and Reports on Form 8-K

         a) A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index, which immediately precedes the exhibits. The exhibits are numbered according to
                  Item 601 of Regulation S-K.

         b) A Form 8-K was filed on June 21, 1999 reporting the approval by the shareowners for the elimination of the super-majority voting requirement. A Form 8-K filing was filed on July 21, 1999 reporting the completion of the divestiture of the company's semiconductor equipment business on July 6, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         WATKINS-JOHNSON COMPANY
                                               (Registrant)



Date      August 9, 1999                 By: /s/ W. Keith Kennedy, Jr.
     --------------------------              -----------------------------------
                                                 W. Keith Kennedy, Jr.
                                          President and Chief Executive Officer







Date      August 9, 1999                 By: /s/ Scott G. Buchanan
     --------------------------              -----------------------------------
                                                 Scott G. Buchanan
                                       Executive Vice President, Chief Financial
                                                 Officer and Treasurer

                                  EXHIBIT INDEX

The Exhibits below are numbered according to Item 601 of Regulation S-K.


            Exhibit
            Number                 Exhibit
            ------                 -------
             27.1                  Financial Data Schedule for the quarter ended
                                   June 25, 1999.

             27.2                  Financial  Data  Schedule  for the year ended
                                   December 31, 1998.

             27.3                  Financial Data Schedule for the quarter ended
                                   June 26, 1998.

             27.4                  Financial Data Schedule for the quarter ended
                                   March 26, 1999.