Form 10-K405/A
period 1998-12-31
WATKINS JOHNSON CO
filed 1999-11-02
CIK 105006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1998
                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from ______________ to ___________________


                          Commission file number 1-5631

                             WATKINS-JOHNSON COMPANY
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    California                                94-1402710
----------------------------------------------        --------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
            or organization)                             Identification No.)

3333 Hillview Avenue, Palo Alto, California                     94304-1223
-----------------------------------------------           ----------------------
      (Address of principal executive offices)                  (Zip Code)

                                 (650) 493-4141
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
---------------------------            -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].


Aggregate market value of the voting stock held         As of September 24, 1999
  by non-affiliates of the registrant:                      $170,616,287
Number of shares outstanding: common stock,               6,627,000 shares
  no par value


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions  of  the   Watkins-Johnson   Company   Notice  of  Annual   Meeting  of
Shareowners--April 29, 1999 and Proxy Statement filed with the commission pursuant to Regulation 14A are incorporated by reference into Part III.

                                     Part I

Item 1.      Business

             The statements in this Form 10-K/A that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially due to a variety of factors discussed under "Risks and Uncertainties that May Affect Future
             Results" in Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and other risks described in this Form 10-K/A. The company undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    (a)      General Development of Business

             Watkins-Johnson Company (the company) had operated in three industry segments in 1993: Semiconductor Equipment, Electronics and Environmental Services. At the end of 1994, the Environmental Services unit was divested. In 1995, Watkins-Johnson divided its former Electronics Group, recognizing the two major markets that it served, into the Wireless Communications segment and the Government Electronics segment for reporting purposes. In October 1997, the company divested its Government Electronics operations and accounted for it as a discontinued operation. Since the divestiture of Government Electronics, the company has been operating and reporting its financial results in two business segments:
             Semiconductor Equipment and Wireless Communications.

             Subsequent Events Affecting this Form 10-K/A--On March 1, 1999, the company announced that, after a strategic review performed by its investment banking firm, it would pursue a sale of the company, either in its entirety or through sales of its individual business segments. On July 6, 1999, Watkins-Johnson completed the sale of its Semiconductor Equipment Group as reported on a Form 8-K filed on July 21, 1999. See other subsequent events occurred after December 31, 1998 in Note 12 to the consolidated financial statements.

             This  Form  10-K/A  is  being  filed  to  restate  information  and financial data about the company's continuing operations and reflect the divestiture of the Semiconductor Equipment Group as a discontinued operation in this report. In addition, the company's remaining business, Wireless Communications, is being separated into two reportable business segments: Wireless Products Group and Telecommunications Group. The Wireless Products Group (WPG) designs, manufactures and services radio frequency (RF) components, subassemblies, repeaters and related equipment with applications for commercial wire-line and wireless telecommunications infrastructure networks. The Telecommunications Group (TG) designs, manufactures and services equipment and related processes with applications in government intelligence, signal surveillance and military communications.

             WPG and TG became significant relative to the continuing operations after the divestiture of semiconductor equipment business. Going forward, each Group is expected to focus on its respective core products and markets. Each Group's progress and performance will be reviewed separately based on its respective strategic and tactical plans.

             Except for the sale of real property discussed in Note 10 to the consolidated financial statements and write down of discontinued products and related restructuring discussed in Note 11 to the consolidated financial statements, there were no material acquisitions or dispositions of assets during 1998. No material reclassifications, mergers or consolidations of the company or its subsidiaries occurred during 1998.

     (b)     Financial Information about Industry Segments

             The company's continuing operations are in two business segments - WPG and TG. Financial information covering these segments is included in Note 8 to the consolidated financial statements contained in Part II, Item 8 of this Form 10-K/A.

     (c)     Narrative Description of Business

             Watkins-Johnson   Company   is   a   high-technology    corporation
             specializing in wireless and telecommunications products.

             Wireless Products Group (WPG)

             WPG, which began operations in 1996, designs and manufactures solid-state devices, single function components, subassemblies and equipment for the wireless telecommunications industry. The foundation of the company's wireless-communications strength lies in WPG's more than 20 year history with gallium-arsenide (GaAs) technology. WPG produces highly reliable proprietary chips that perform signal-processing functions in subassemblies and systems for PCS, GSM, cellular, and personal phone equipment.

             WPG is penetrating the growing market for RF components by expanding its gallium arsenide (GaAs) integrated-circuit fabrication capability and actively marketing WJ-manufactured devices to the wireless industry. Historically, WPG has manufactured GaAs devices only for its own use. The WJ AH1 and RH1 GaAs amplifier chips are getting good acceptance by base station manufacturers worldwide. The advantage of this amplifier is its ultralinear performance, which base station producers need for quality digital wireless performance. These devices offer excellent performance, and an updated and expanded fabrication facility enables the company to sell them on the open market at competitive prices. The relocation and consolidation of the GaAs and thin film processing and design organization to the Milpitas, California, facility was on schedule and completed in the first half of 1999.

             In addition to follow-on orders for PCS converter assemblies, WPG received several large orders in 1998 from Lucent Technologies, Inc. for a wireless-local-loop assembly. WPG had previously signed a contract with Lucent for the design of a wireless-local-loop transceiver unit. The contract was for wireless-local-loop subscriber units, technical consultation and intellectual-property rights. Lucent is optimistic about the potential for its product and established a co-production relationship with the company to ensure adequate supply. Lucent is a major customer for WPG, with approximately 52% of that segment's sales in 1998.

             WPG has a second wireless-local-loop program, which is smaller than the Lucent program. In addition to the subscriber unit, WPG is making assemblies that go in the transmitter. WPG has a 5-year manufacturing exclusive on this program.

             Other WPG products include high-dynamic range converters and terminals which are produced in high volume for PCS base-station and wireless-local-loop applications and point-to-multipoint applications. Other high volume oscillator assemblies are used in OC-192 fiber-optic communications networks.

             Sales of WPG were  $63,568,000  or 55% of  consolidated  continuing operations sales in 1998, $31,174,000 or 30% in 1997, and $12,633,000 or 16% in 1996, respectively. Company direct sales personnel and distributors perform marketing and sales. Direct company sales and service personnel handle major accounts. Components, subassemblies, receivers and transceivers are primarily sold to firms which manufacture infrastructure equipment for various wireline and wireless communication carriers. Lucent
             Technologies, Inc., Bartleys R.F. Systems Inc., (a Lucent subcontractor), and Nortel Networks Ltd. are significant customers of this business segment. Approximately 16% of the segment's sales in 1998 are to international customers.

             Domestic and international competition from a number of firms, some of which are much larger than the company, is intense. The company seeks to win competitions by excellent service and superior technical performance. WPG's major customer, Lucent Technologies, Inc., recognized the excellence of the company's products and services by naming Watkins-Johnson Company its "Supplier of the Year" for 1997 and 1998.

             Additional information regarding this business segment along with a discussion of risks and uncertainties that may affect future results is included in Part I, Item 7, of this Form 10-K/A.

             Telecommunications Group (TG)

             TG designs, manufactures and services equipment and related processes with applications in government intelligence, signal surveillance and military communications. TG offers a selection of products with wide-bandwidth capabilities that the customer may adjust using company software for specific applications.

             This business segment draws upon its 40 years working with U.S. and selected international security agencies for its business. Nearly all of the group's products are the result of the company's internal research and development program. The group is beginning efforts to allow customization of the product line for specific purposes desired by its agency customers.

             During 1998, TG discontinued its Base2 base-station product as discussed in Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Note 11 to the consolidated financial statements contained in Part II, Item 8 of this Form 10-K/A.

             Sales of TG were $51,651,000 or 45% of consolidated sales from continuing operations sales in 1998, $73,643,000 or 70% in 1997 and $64,050,000 or 84% in 1996, respectively. Company direct sales personnel and distributors perform marketing and sales. Direct company sales and service personnel handle major accounts. Communications-intelligence receivers and tuners are sold to security agencies of the U.S. and other governments. Various prime contractors, such as Lockheed-Martin, Raytheon Electronic Systems, and the United States Government are major customers. Approximately 23% of the segment's sales in 1998 are to international customers.

             Although TG sells its products on a world-wide basis, its predominant market is in the United States. TG faces domestic and international competition from a number of companies, some of whom are much larger than TG. Competition is intense and TG is often at a disadvantage for some foreign sales because of local government policies and the fact that its products are only exported under strict U.S. government control.

             Additional information regarding TG along with a discussion of risks and that may effect future results is included in Part I,
             Item 7, of this Form 10-K/A.

             Other Business Items

             Raw materials for the production of wireless and telecommunications products are acquired from a broad range of suppliers. Because suppliers are numerous, dependence on any one supplier is kept to a minimum. On occasion, however, the failure of a supplier to deliver key parts can impact the timely shipment of company products. Business operations are not believed by management to be significantly seasonal.

             Except for the use of letters of credit on international sales and negotiated advance or progress payments from customers on long-term contracts, there are no other special working capital practices in either of the company's business segments.

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

             Total backlog at December 31, 1998 was $67.0 million compared to $60.3 million at December 31, 1997. The percentage of backlog attributable to WPG and TG is 65.5% and 34.5% respectively in 1998; and 44.4% and 55.6% in 1997. Substantially all of the backlog at the end of 1998 and 1997 were shippable within 12 months. The company does not have any significant long-term purchase agreements with any of its customers, and customers can typically cancel or reschedule their orders without significant penalty. As a result, customers frequently revise production quantities and delivery schedules to reflect their changing needs. Since most of the company's backlog can be canceled or rescheduled, the company does not believe its backlog is a meaningful indicator of future revenue.

             Company-sponsored research and development expense was $21.9 million in 1998, $22.9 million in 1997, and $14.0 million in 1996. Customer-sponsored research and development was $3.2 million in 1998, $5.2 million in 1997 and $7.2 million in 1996.
             Customer-sponsored research and development was performed mostly by TG.

             The company's employment for continuing operations at December 31, 1998 was 554. None of the company's employees are covered by a collective-bargaining agreement. The company's relationship with its employees is generally good.

             Environmental issues are discussed in Note 6 to the consolidated financial statements contained in Part II, Item 8 of this report on Form 10-K/A.

     (d) Financial Information about Foreign and Domestic Operations and Export Sales.

             Combined export sales and sales from foreign operations accounted for 19% of the company's total sales in 1998, 11% in 1997 and 10% in 1996. Assets of foreign operations were not significant and accounted for less than 5% of consolidated assets at December 31, 1998, 1997 and 1996. The inherent risks of foreign business are similar to domestic business, with the additional risks of foreign government instability, currency fluctuations, and export license cancellation. A small portion of products to foreign customers in both business segments require export licensing by the Department of State prior to shipment. International shipments denominated in a foreign currency are not material. Nevertheless, the company maintains a policy to purchase forward exchange contracts and/or generally obtains customer letters of credit to reduce foreign currency fluctuation and credit risks. For further information on foreign sales, see Note 8 to the consolidated financial statements contained in Part II, Item 8 of this Form 10-K/A.

Item 2.      Properties

             The company conducts its main operations at plants in Palo Alto and Milpitas, California and Gaithersburg, Maryland.

             In 1998, approximately 15 acres of undeveloped land adjacent to the company's San Jose, California, facility was sold. The remainder property including a 190,000 square foot building in San Jose was vacated in 1998 and held for sale and is therefore included in "Other Assets" (long-term) in the December 31, 1998 Consolidated Balance Sheet. The company expects to sell this property in 1999.

             In December 1997, the sale and exchange of a portion of the company's Palo Alto lease interest was successfully completed. About 7 acres of the Palo Alto campus were returned to the lessor for consideration as discussed in Note 10 to the consolidated financial statements.

             Excluding the San Jose facility, there were approximately 262,000 square feet of plant space in California and 175,000 square feet in Maryland available for the company's continuing operations. Of the 262,000 square feet of plant space in California, approximately 133,000 square feet in Palo Alto was occupied by Stellex Microwave Systems, Inc. (SMS) on a sublease expiring on October 31, 2000 as part of the stock purchase agreement included in Part II, Item 14(a)3, by reference as Exhibit 10.11. The space is leased to SMS at a price which includes utilities, maintenance and other services, and may be canceled by SMS with 6 months notice. Excluding the San Jose facility and the sublease discussed above, approximately 85% of the company's available plant space is being utilized by the company's continuing operations.

             WPG utilizes the Palo Alto and Milpitas, California plant space while TG utilizes the Gaithersburg, Maryland plant.

             The Palo Alto and Milpitas, California facilities are leased while the Gaithersburg, Maryland property is owned by the company with no outstanding mortgage or debt. Information on long-term obligations is discussed in Note 3 to the consolidated financial statements contained in Part II, Item 8 of this Form 10-K/A.

Item 3.      Legal Proceedings

             Information required under this item is contained in Note 6 to the consolidated financial statements contained in Part II, Item 8 of this Form 10-K/A.

Item 4.      Submission of Matters to a Vote of Security Holders

             The company submitted no matters to a vote of the shareowners during the last quarter of the period covered by this report.

                           Executive Officers of the Registrant as of December 31, 1998

                                                                             Officer    Business Experience
Name                                Age     Office Held                      Since      Last Five Years
----------------------------------- ------- -------------------------------- ---------- ------------------------------------

Dr. Dean A. Watkins (1)             76      Chairman of the Board            1957       Chairman of the Board
Dr. H. Richard Johnson (1)          72      Vice Chairman of the Board       1957       Vice Chairman of the Board
Dr. W. Keith Kennedy, Jr. (2)       55      President and Chief Executive    1977       President and Chief Executive
                                                Officer                                     Officer
Scott G. Buchanan                   47      Vice President, Chief            1989       Vice President, Chief Financial
                                                Financial Officer and                       Officer and Treasurer; Prior
                                                Treasurer                                   to 1998, Vice President and
                                                                                            Chief Financial Officer
Dr. Patrick J. Brady                53      Vice President                   1996       (3) President, Semiconductor
                                                                                            Equipment Group; Prior to
                                                                                            1996, Vice President of
                                                                                            Engineering, Semiconductor
                                                                                            Equipment Group
Malcolm J. Caraballo                43      Vice President                   1996       President, Wireless Products
                                                                                            Group; Prior to 1997,
                                                                                            President, Microwave Products
                                                                                            Group; Prior to 1996, Vice
                                                                                            President, Microwave Products
                                                                                            Division
Robert G. Hiller                    61      Vice President                   1997       President, Telecommunications
                                                                                            Group; Prior to 1997, Vice
                                                                                            President, Telecommunications
                                                                                            Group; Prior to 1996,
                                                                                            Director, Engineering,
                                                                                            Electronics Equipment Division
Dr. Frank E. Emery                  62      Vice President                   1998       Vice President, Corporate Planning
                                                                                            and Communication; Prior to
                                                                                            1998, Manager, Corporate
                                                                                            Planning and Communication
Darryl T. Quan                      44      Controller                       1991       Controller
Claudia D. Kelly                    58      Secretary                        1996       Secretary; Prior to 1996, Manager,
                                                                                            Palo Alto Customer and Export
                                                                                            Services

(1) Dr. Watkins and Dr. Johnson have been directors of the company since its incorporation in 1957.
(2) Dr. Kennedy has been a director of the company since August 1987.
(3) Semiconductor Equipment Group is reported as a discontinued operation in this Form 10-K/A. See Part I, Item 1(a) and Notes 8, 10 and 12 to the consolidated financial statements contained in Part II, Item 8 of the Form 10-K/A.

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

Stock price                                          High        28 1/2       28 1/2     29 1/2       22 9/16
(NYSE-in dollars)                                    Low         22 13/16     23 5/16    17 9/16      16 3/8


1997 Quarters                                                    1st          2nd         3rd         4th
--------------------------------------- ------------------------ ------------ ----------- ----------- -----------

Dividends declared per share (in cents)                          12           12          12          12

Stock price                                          High        26 7/8       32 3/8      37 1/4      35 3/4
(NYSE-in dollars)                                    Low         22 1/8       22 1/4      30 3/4      24 3/16


Item 6.      Selected Financial Data

(Dollars in thousands,
except per share amounts)                 1998           1997          1996          1995            1994
-------------------------------------------------------------------------------------------------------------------

OPERATING RESULTS*

Sales                                 $   115,219   $   104,817   $    76,683    $    62,123    $    65,794
Net income (loss) from
    continuing operations                   5,080         5,036        (6,335)        (3,184)         3,969
Basic net income (loss) per share
    from continuing operations               0.66          0.61         (0.77)         (0.40)          0.53
Diluted net income (loss) per share
    from continuing operations               0.65          0.59         (0.77)         (0.40)          0.49
Dividends per share                   $      0.48   $      0.48   $      0.48    $      0.48    $      0.48
Basic average common shares             7,737,000     8,258,000     8,265,000      7,938,000      7,425,000
Diluted average common shares           7,857,000     8,509,000     8,265,000      7,938,000      8,153,000

FINANCIAL POSITION*

Working capital**                     $    83,565   $   128,381   $    41,576    $    41,124    $    36,273
Total assets                              202,380       300,942       233,139        232,246        192,428
Long-term obligations                       8,611        10,534        13,124         16,088         16,574
Shareowners' equity                       133,679       220,987       195,005        191,253        149,626
Shareowners' equity per share         $     20.42   $     26.75   $     23.41    $     23.54    $     19.75
Number of shareowners                       8,500         6,500         5,400          4,900          4,600

*Restated to reflect the Semiconductor Equipment Group as a discontinued operation as a result of the sale of this segment in July 1999.

**Working capital does not include "Net assets of discontinued operations".  See
Note 8 to the consolidated financial statements for divested businesses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

             The following discussion should be read in conjunction with the company's consolidated financial statements and related notes included elsewhere in this report. Except for historic actual results reported, the following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. See "Risks and Uncertainties that May Affect Future Results" included below for a discussion of certain factors that could cause future actual results to differ from those described in the following discussion.

             Financial Condition and Liquidity

             At the end of 1998, cash and equivalents and short-term investments totaled $64.6 million, a decline of $69.9 million from the 1997 year-end cash and equivalent balance of $134.5 million. The decrease resulted primarily from the company's operating loss from discontinued operations, working capital requirements and repurchase of the company's common stock. A total of 1,795,800 shares were repurchased for $36.2 million. Proceeds from the sale of undeveloped land, as described in Note 10 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K/A, helped fund the company's 1998 capital acquisitions.

             In 1997, cash and equivalents increased $118.8 million from $15.7 million to $134.5 million. The increase was attributed to funds generated from continuing and discontinued operations, gain from the sale of discontinued operations as described in Note 8 to the consolidated financial statements, and proceeds received from the exchange of a subleasehold interest as explained in Note 10 to the consolidated financial statements. The cash inflow from the above activities was more than sufficient to fund the acquisition of capital assets totaling $7.0 million in 1997.

             In 1996, cash and equivalents decreased $18.9 million, from $34.6 million to $15.7 million. Net cash used by continuing operations was $19.4 million.

             As of December 31, 1998, the company's principal source of liquidity consisted of $19.3 million in cash and equivalents plus short-term investments valued at $45.3 million. During 1998, the company invested its excess cash and equivalents in securities with maturities exceeding 90 days to take advantage of the higher yields. These short-term investments, consisting mostly of high grade debt securities, are subject to interest rate risk and will rise and fall in value if market interest rates change.

             The company previously had arranged with several banks to provide a $50.0 million unsecured credit facility, which was scheduled to expire on March 31, 1999. During 1998, the company did not borrow under this credit facility. Due to the operating losses reported in 1998, the company was technically not in compliance with certain terms under this credit facility. The company evaluated the proposed revised terms and elected to terminate the facility based on the company's healthy cash balances and short-term investments. Management does not anticipate any significant near term borrowing requirements and does not expect the termination of the credit facility to materially affect the company's liquidity or financial position.

             From time to time the company may enter into certain long-term borrowing arrangements with financial lending institutions for capital acquisitions of property, plant and equipment. At the end of 1998, there were no material commitments for capital expenditures.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

             The company believes that its year-ending cash and equivalents and short-term investments are expected to be sufficient to satisfy anticipated cash requirements for the next twelve months.

             Current Operations and Business Outlook

             For 1998, the company reported sales of $115.2 million and net income from continuing operations of $5.1 million or $0.65 per share. The net loss including discontinued operations was $49.2 million, or $6.26 loss per share. This loss includes $6.1 million of pre-tax charges for the write down of discontinued products and related restructuring. Also included in 1998 results is a $15.0 million pre-tax gain on the sale of undeveloped land, see Note 10 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K/A.

             In 1997, sales were $104.8 million and net income from continuing operations was $5.0 million or $0.59 per share. The net income including discontinued operations was $32.9 million or $3.87 per share. The 1997 net income was comprised of a net income from continuing operations of $5.0 million, or $0.59 income per share, and a gain and net loss related to discontinued operations of $27.9 million, or $3.28 per share. Backlog on December 31, 1998 stood at $67.0 million, compared to the 1997 backlog of $60.3 million.

             During the third quarter of 1998, TG discontinued its Base2(TM) base-station product line after reassessing key customer needs and market conditions. Inventory, demo equipment, and customized fixed assets associated with this product line were written down in the restructuring. The company recorded charges of $6.1 million related to the write down of nonproductive equipment, discontinued products and exit costs as more fully described in Note 11 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K/A.

             Looking forward, the company believes the realignment and refocusing of TG set the stage for future growth and profitability for that business segment. Operations and business outlook for each of the company's business segments are discussed in more detail below.

             Wireless Products Group (WPG)

             WPG sales for 1998 totaled $63.6 million which was more than double the prior year's $31.2 million. WPG is entering 1999 with a backlog totaling $43.9 million compared to $26.8 million on December 31, 1997.

             WPG had a very encouraging year in 1998. WPG sustained strong growth as a high-volume manufacturer of custom RF (radio frequency) subassemblies for PCS base-station and wireless-local-loop customer-premise equipment. Fourth quarter 1998 shipments included the first large order for outdoor repeaters from a major wireless carrier.

             The company accelerated WPG's entry to the GaAs semiconductor market with the purchase of the assets and intellectual property of Samsung Microwave Semiconductor in December 1997. GaAs devices include low-noise and power amplifiers, mixers and doublers. The consolidation of the GaAs and Thin Film processing and design organization to the Milpitas facility is on schedule and is expected to be completed in the first half of 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

             WPG offers a line of "over-the-air" repeaters to PCS carriers to assist in extending cell size and broadening their signal coverage. The newest products are the PCS in-building repeaters for CDMA, TDMA and GSM air interfaces. These repeaters provide quick installation and easy coverage for indoor locations such as shopping malls, airports, convention centers and multistory office buildings.

             Continued worldwide growth of RF infrastructure for wireless telephone systems is expected. With its strong base in advanced RF technology, WPG is in an excellent position to participate in this growth.

             Looking forward, it is too early to tell what WPG's shipment rate will be in 1999. However, the company expects WPG to continue growing although no assurance can be given. If the economy in general stays strong, the company expects WPG to be profitable next year. WPG intends to focus on the following opportunities to continue its growth: gallium-arsenide (GaAs) semiconductor devices, repeaters, and advanced RF technology.

             Telecommunications Group (TG)

             TG sales for 1998 totaled $51.7 million which was 30% less than the prior year's $73.6 million. TG's backlog on December 31, 1998 was $23.1 million compared to $33.6 million on December 31, 1997.

             TG's financial results were adversely affected by the decision to discontinue marketing its wideband digital Base2 product. Adding to TG's difficulty was a delay of a major government order which was expected to start work by year-end. The company is following this program closely and is hopeful TG will be able to receive the order during 1999.

             The communications surveillance receiver requirements and orders are expected to remain at a fairly steady level. Going forward, TG intends to market communications systems, receiving equipment and sub-systems as a value added supplier to customers in the intelligence and military communities, and commercial original equipment manufacturers. TG intends to emphasize programs with strong follow-on potential, especially those which enhance the segment's overall product strength for additional business opportunities.

             1998 Compared to 1997

             Sales for WPG  increased  from $31.2 million to $63.6  million,  or
             104% in 1998. Despite a softer overall base station market, WPG sustained strong growth as a high-volume manufacturer of custom RF subsystems for PCS base-station and wireless-local-loop customer-premise equipment. Fourth Quarter 1998 shipments included the first large order for outdoor repeaters from a major wireless carrier.

             Sales for TG decreased from $73.6 million to $51.7 million, or 30% in 1998. Reasons for the decrease were a slowdown in new orders for certain catalog products, delay of a major government order, and the effects of discontinuing its wideband digital Base2 product.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

             Gross  margin for WPG  increased  from 18% to 31%,  reflecting  the
             benefits   resulting   from  higher   volume  sales  and  increased
             production efficiencies.

             Gross margin for TG decreased from 46% of sales to 20%. The reasons for the drop in gross margin were attributable to the lower sales volume, a $3.4 million inventory write down associated with the discontinued Base2 product line, and $6.7 million of charges for slow-moving inventory and loss contracts related to the continuing operations.

             WPG's selling and administrative expenses decreased from 11% of sales to 9% of sales as the group benefited from higher sales volume. Actual expenses increased from $3.5 million to $5.8 million.

             Excluding restructuring charges of $2.7 million in 1998 associated with the discontinued Base2 product, TG selling and administrative expenses increased from 19% of sales to 27% of sales mostly due to the lower sales volume while actual expenses decreased slightly from $13.9 million to $13.8 million.

             WPG research and development expenses were $14.1 million in 1998 or 22% of sales, compared to $10.2 million in 1997, or 33% of sales. Research and development activities were intense as WPG was focused to bring certain key products to market.

             TG research and development expenses decreased from 17% of sales to 15% as TG halted its spending on the Base2 product in September 1998. Actual expenses decreased from $12.7 million to $7.7 million.

             Pre-tax operating loss in 1998, before other income and a gain on the sale of undeveloped land, was $13.7 million compared with a loss from continuing operations of $1.0 million for 1997. Interest and other income (net of other expenses) increased to $6.3 million due primarily to interest income earned on the increased average cash balance and short-term investments. Included in other income for 1998 is $1.2 million of rental income from subleasing part of the Palo Alto facility; see Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K/A. Also in 1998, the company concluded the sale of vacant land adjacent to its San Jose, California facility, resulting in a $15.0 million pre-tax gain (see Note 10 in the consolidated financial statements).

             The 1998 effective tax rate for income taxes was 32.5% compared to 35.0% in 1997, mostly due to higher export sales benefit earned in 1998.

             As a result of the above factors, net income from continuing operations was $5.1 million in 1998 compared to $5.0 million in 1997, or $0.65 per diluted share compared to $0.59 per diluted share, respectively.

             1997 Compared to 1996

             WPG sales increased from $12.6 million to $31.2 million, or 148%, in 1997 as its radio-frequency assemblies for cellular and PCS systems gained customer acceptance. WPG's gross margin in 1997 increased to 18% of sales from 3% in 1996 as it began to achieve higher production levels over the small volume produced in 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

             TG sales increased from $64.1 million in 1996 to $73.6 million in 1997, or 15%, as TG shipped at a higher unit volume of matured products for U.S. government agencies. Gross margin for TG improved from 35% of sales to 46%.

             WPG selling and administrative expenses decreased from 33% of sales to 11% of sales. Actual expenses decreased from $4.1 million to $3.5 million. WPG group expects that such expenses, as a percentage of sales, should continue to decline as volume improves.

             TG selling and administrative expenses increased slightly from $13.2 million in 1996 to $13.9 million, but decreased as a percentage of sales from 21% to 19% due to the higher sales volume.

             WPG research and development expenses increased from $6.6 million to $10.2 million. WGP's product development activities were intense as the new business segment was focused to introduce new products to market.

             TG research and development expenses increased from $7.4 million, or 12% of sales in 1996 to $12.7 million, or 17% of sales in 1997, mostly due to an increase in spending of $3.9 million on the Base2 program.

             Pre-tax operating loss in 1997, before other income, was $1.0 million compared with a loss from continuing operations of $8.5 million for 1996. Interest and other income (net of other expenses) increased to $1.1 million due primarily to interest income earned on higher funds available for investments. Interest expense decreased due to a credit line of $10.0 million drawn in 1996. Included in other income for 1997 is a real estate gain of $7.6 million on the exchange of the subleasehold interest at the Palo Alto facility; see Note 10 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K/A.

             As a result of the above factors, net income from continuing operations was $5.0 million in 1997 compared to a net loss of $6.3 million in 1996, or $0.59 net income per diluted share compared to $0.77 net loss per diluted share, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

             Risks and Uncertainties That May Affect Future Results

             All statements in this annual report, other than statements of historical facts, are forward-looking statements. By way of example only, those include statements about the company's strategies, objectives, plans, expectations and anticipated results, and expectations for the economy generally or for the company's specific industries. The words "expect", "anticipate", "looking forward" and other similar expressions used in this Form 10-K/A are intended to identify forward-looking statements that involve risks and uncertainties that may cause actual results and expectations to differ materially from those expressed. Such risks and uncertainties include, but are not limited to: product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, business cycles, dependence on single large customers, the results of financing efforts, actual purchases under agreements, the effect of the company's accounting policies, U.S. Government export policies, governmental budgeting and spending cycles, results of restructuring efforts, geographic market concentrations, natural disasters, risks of foreign business discussed in Part I, Item 1(d) above, risks related to "Year 2000 Compatibility" as discussed below, the risk that the company will not be able to complete its strategy for the sale of the entire company, and other risks. Investors and prospective investors are cautioned not to place undue reliance on these forward-looking statements. The company undertakes no obligation to announce any revisions to its forward-looking statements to reflect events or circumstances as they actually develop or occur in the future.

             The  wireless  and  telecommunications  industries  are  subject to various regulatory agencies of federal, foreign, state and local governments which can affect market dynamics, causing unforeseen ebb and flow of orders and delivery requirements. Domestic and international competition from a number of wireless and telecommunications companies, some of which are much larger than the company, is intense. The effect of these and other factors could significantly affect the company's future operating results.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

             The company regularly updates its information systems capabilities, and has evaluated significant computer software applications for compatibility with the year 2000. Several years ago the company adopted a strategic plan for its internal computer systems with the goal of going to an off-the-shelf real time system. As a result, the company's operations run all financial and manufacturing business applications on an Oracle database with the associated Oracle application modules. Oracle's stated solution to Y2K is its version 10.7 of the application software which the company's operations are using. There is other software implementations that are minor in nature that may take until mid 1999 to be completed. There are no known non-IT issues that will adversely impact the company's information systems capabilities. With the system changes implemented to date and other planned changes, the company anticipates that its internal computer software applications will be compatible with the year 2000. In the event of any Y2K disruptions, the company will follow the software vendors' contingency directives.

             The Y2K issue (both IT and non-IT) for company products is being addressed by WPG and TG, respectively. The company believes the Y2K situation is an issue for only certain non-core products. Each of the two business segments is developing a communication plan and recommended solutions to distribute to customers who may be affected by mid-1999. The segments have also addressed non-IT issues with respect to their respective manufacturing facilities and there are no known non-IT issues that will adversely impact the company's operations.

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

             Expenditures specifically related to software modifications for year 2000 compatibility are not expected to have a material effect on the company's operations or financial position. The cost to address and remedy the company's Y2K issues was less than $100,000 for the years 1997 and 1998 and is expected to be the same for 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

             Single European Currency Conversion

             The company has addressed the Single European Currency (Euro) for initial implementation as of January 1, 1999, and through the transition period to January 1, 2002. The company believes it has met the related legal requirements effective for January 1, 1999, and it expects to be able to meet the legal requirements through the transition period. The company does not expect the cost of any system modifications to be material and does not currently expect that introduction and use of the Euro will materially affect its foreign exchange and hedging activities or will result in any material increase in costs to the company. While the company will continue to evaluate the impact of the Euro, based on current available information management does not believe that the Euro will have a material adverse impact on the company's financial condition or the overall trends in results of operations.

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

                                                            Expected Maturity
                                                                 Amounts               Weighted Average
             Expected Maturity Dates                          (in thousands)            Interest Rate
             ---------------------------------------      -----------------------    ---------------------
                 Cash and equivalents:
                     1999                                                $19,271             4.41%
                                                                         =======

                 Short-term investments:
                     1999                                                 22,021             5.64%
                     2000                                                 15,235             5.91%
                     2001                                                  8,097             5.85%
                                                                         -------

                     Fair value at
                        December 31, 1998                                $45,353
                                                                         =======

Item 7A.     Quantitative  and  Qualitative   Disclosures   About  Market  Risks
             (continued)

             Foreign Exchange Risks--The company has limited involvement with derivative financial instruments and does not use such instruments for trading purposes. The derivative financial instruments are used to manage foreign currency exchange risk. The company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and specific transactions denominated in a foreign currency. Gains and losses on the forward contracts are largely offset by the underlying transactions' exposure and consequently a sudden or significant change in foreign exchange rates is not expected to have a material impact on future net income or cash flows. The company is exposed to credit-related losses in the event of nonperformance by counter parties to these financial instruments, but does not expect any counter party to fail to meet its obligation.

             Additional information regarding market risks are disclosed in Notes 1, 2 and 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K/A.

Item 8.      Financial Statements and Supplementary Data

                                     WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Year Ended December 31
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)                            1998             1997              1996
                                                                            ---------------------------------------
                                                                                (As Restated - Note 12)
-------------------------------------------------------------------------------------------------------------------
Sales                                                                   $115,219         $104,817          $ 76,683
-------------------------------------------------------------------------------------------------------------------

Costs and expenses:
    Cost of goods sold                                                    81,320           65,558            53,942
    Cost of goods sold-write down of
        discontinued products                                              3,399
    Selling and administrative                                            19,636           17,352            17,267
    Restructuring charges                                                  2,700
    Research and development                                              21,861           22,861            13,985
-------------------------------------------------------------------------------------------------------------------
                                                                         128,916          105,771            85,194
-------------------------------------------------------------------------------------------------------------------

Loss from operations                                                     (13,697)            (954)           (8,511)

Other income (expense):
    Interest income                                                        5,681            2,198               789
    Interest expense                                                        (601)            (795)           (1,574)
    Other income (expense)--net                                            1,170             (289)             (509)
    Gain on real property (Note 10)                                       14,973            7,609
-------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before
    income taxes                                                           7,526            7,769            (9,805)
Income tax benefits (expense)                                             (2,446)          (2,733)            3,470
-------------------------------------------------------------------------------------------------------------------

Net income (loss) from continuing operations                               5,080            5,036            (6,335)
Discontinued operations (Note 8):
    Income (loss) from discontinued operations, net of taxes             (54,288)          (1,788)            9,369
    Gain on disposition, net of taxes                                                      29,677
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $  (49,208)      $   32,925        $    3,034
===================================================================================================================

Basic per share amounts:
    Income (loss) from continuing operations                          $     0.66       $     0.61        $    (0.77)
    Income (loss) from discontinued operations                             (7.02)           (0.22)             1.13
    Gain on disposition of discontinued operations                                           3.60
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $    (6.36)      $     3.99        $     0.36
===================================================================================================================
Basic average common shares                                            7,737,000        8,258,000         8,265,000

Diluted per share amounts:
    Income (loss) from continuing operations                          $     0.65       $     0.59        $    (0.77)
    Income (loss) from discontinued operations                             (6.91)           (0.21)             1.13
    Gain on disposition of discontinued operations                                           3.49
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $    (6.26)      $     3.87        $     0.36
===================================================================================================================
Diluted average common shares                                          7,857,000        8,509,000         8,265,000

                 See notes to consolidated financial statements.

                                    Page 18

                                     WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                             Year Ended December 31
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                      1998             1997              1996
                                                                            ---------------------------------------
                                                                                (As Restated - Note 12)
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                    $   (49,208)      $   32,925        $    3,034
-------------------------------------------------------------------------------------------------------------------

Other comprehensive income, net of tax:

    Unrealized holding gains on securities-net
        of taxes of $97                                                      152
-------------------------------------------------------------------------------------------------------------------
    Other comprehensive income                                               152
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                           $  (49,056)      $   32,925        $    3,034
===================================================================================================================

                 See notes to consolidated financial statements.

                                     WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS
                                                                                                        December 31
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)                                    1998                       1997
                                                                                    -------------------------------
                                                                                       (As Restated - Note 12)
-------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
      Cash and equivalents                                                     $  19,271                 $  134,462
      Short-term investments                                                      45,353
      Receivables (net of allowance for doubtful accounts
           of $1,433 in 1998 and $1,291 in 1997)                                  19,588                     22,796
      Inventories:
           Finished goods                                                            875                      1,180
           Work in process                                                         3,167                      5,978
           Raw materials and parts                                                 5,664                      5,333
      Deferred income taxes                                                       32,288                     24,830
      Income taxes receivable                                                     13,570
      Net current assets of discontinued operations                                7,453                     25,226
      Other                                                                        3,879                      3,223
-------------------------------------------------------------------------------------------------------------------
      Total current assets                                                       151,108                    223,028
-------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT:
      Land                                                                         2,591                      3,080
      Buildings and improvements                                                   7,523                      6,394
      Plant facilities, leased                                                    11,184                     11,012
      Machinery and equipment                                                     47,122                     46,280
-------------------------------------------------------------------------------------------------------------------
                                                                                  68,420                     66,766
      Accumulated depreciation and amortization                                  (44,829)                   (42,302)
-------------------------------------------------------------------------------------------------------------------
      Property, plant and equipment--net                                          23,591                     24,464
-------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
      Net noncurrent assets of discontinued operations                            16,965                     49,894
      Other                                                                       10,716                      3,556
===================================================================================================================
                                                                              $  202,380                 $  300,942
===================================================================================================================
LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                        $    9,685                 $    5,540
      Accrued expenses                                                            26,237                     17,501
      Advances on contracts                                                        1,663                      1,867
      Provision for losses on contracts                                            5,774                      2,475
      Payroll and profit sharing                                                   7,343                     10,439
      Income taxes                                                                 9,388                     31,599
-------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                   60,090                     69,421
-------------------------------------------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                                                              8,611                     10,534
-------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 6)

SHAREOWNERS' EQUITY:
      Preferred stock, $1.00 par value--authorized
         and unissued, 500,000 shares
      Common stock, no par value--authorized,
         45,000,000 shares; outstanding: 1998,
         6,547,687 shares; 1997, 8,261,036 shares                                 34,454                     40,631
      Retained earnings                                                           99,073                    180,356
      Accumulated other comprehensive income                                         152
-------------------------------------------------------------------------------------------------------------------
      Total shareowners' equity                                                  133,679                    220,987
-------------------------------------------------------------------------------------------------------------------
                                                                              $  202,380                   $300,942
===================================================================================================================

                 See notes to consolidated financial statements.

                                    Page 20

                                     WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

-------------------------------------------------------------------------------------------------------------------
                                                                                             Other            Total
                                                                                           Compre-           Share-
(Dollars in thousands,                             Common Stock           Retained        hensive-          owners'
except per share amounts)                      Shares      Dollars        Earnings          Income           Equity

-------------------------------------------------------------------------------------------------------------------
(As Restated - Note 12)
Balance, January 1, 1996                    8,124,055     $ 34,307       $ 156,946          $    0       $  191,253
    Net income for 1996                                                      3,034                            3,034
    Dividends declared-$0.48 per share                                      (3,973)                          (3,973)
    Stock option transactions                 205,193        4,691                                            4,691
-------------------------------------------------------------------------------------------------------------------
(As Restated - Note 12)
Balance, December 31, 1996                  8,329,248       38,998         156,007                          195,005
    Net income for 1997                                                     32,925                           32,925
    Dividends declared-$0.48 per share                                      (3,974)                          (3,974)
    Stock option transactions                 135,988        2,778                                            2,778
    Repurchases of common stock              (204,200)      (1,145)         (4,602)                          (5,747)
-------------------------------------------------------------------------------------------------------------------
(As Restated - Note 12)
Balance, December 31, 1997                  8,261,036       40,631         180,356                          220,987
    Net loss for 1998                                                      (49,208)                         (49,208)
    Dividends declared-$0.48 per share                                      (3,685)                          (3,685)
    Stock option transactions                  82,451        1,605                                            1,605
    Repurchases of common stock            (1,795,800)      (7,782)        (28,390)                         (36,172)
    Unrealized holding gains on
        securities-net of taxes of $97                                                         152              152
-------------------------------------------------------------------------------------------------------------------
(As Restated - Note 12)
Balance, December 31, 1998                  6,547,687     $ 34,454       $  99,073          $  152        $ 133,679
===================================================================================================================

                 See notes to consolidated financial statements.

                                     WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year Ended December 31
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                      1998             1997              1996
                                                                            ---------------------------------------
                                                                                (As Restated - Note 12)
-------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:

      Net income (loss)                                                $ (49,208)       $  32,925         $   3,034
      Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities:
           Depreciation and amortization                                   4,118            2,968             2,352
           Gain on disposal of property, plant and equipment             (13,545)          (6,732)                0
           Deferred income taxes                                          (8,597)         (10,785)           (2,980)
           Results of discontinued operations and
               (gain) loss on disposal                                    54,288          (27,889)           (9,369)
           Restructuring write-downs - non-cash portion                    5,651
           Net changes in:
               Receivables                                                 3,207            2,895           (16,271)
               Inventories                                                  (613)          (3,334)            3,187
               Other assets                                              (20,346)          (1,792)            3,353
               Accruals and payables                                     (14,986)          40,363            (3,208)
               Advances on contracts                                        (204)             435               555
               Provision for losses on contracts                           3,299            3,411                43
               Environmental remediation                                    (176)             (26)             (126)
-------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by continuing operating activities        (37,112)          32,439           (19,430)
           Net cash provided (used) by discontinued operations            (3,585)          16,229             3,218
-------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by operating activities                   (40,697)          48,668           (16,212)
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

      Additions of property, plant and equipment                          (7,337)          (7,025)           (3,394)
      Purchase of short-term investments                                (101,046)
      Proceeds from sale of short-term investments                        55,943
      Proceeds from sale of discontinued operations                                        77,884
      Proceeds on real estate sales and assets retirements                16,334            8,538               157
-------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by investing activities                   (36,106)          79,397            (3,237)
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:

      Payments on long-term borrowings                                      (136)          (2,362)             (123)
      Proceeds from issuance of common stock                               1,605            2,778             4,691
      Repurchase of common stock                                         (36,172)          (5,747)
      Dividends paid                                                      (3,685)          (3,974)           (3,973)
-------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by financing activities                   (38,388)          (9,305)              595
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents                         (115,191)         118,760           (18,854)
Cash and equivalents at beginning of year                                134,462           15,702            34,556
===================================================================================================================
Cash and equivalents at end of year                                   $   19,271       $  134,462        $   15,702
===================================================================================================================

                 See notes to consolidated financial statements.

                                     WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                                             Year Ended December 31
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                      1998             1997              1996
-------------------------------------------------------------------------------------------------------------------

Other cash flow information:
-------------------------------------------------------------------------------------------------------------------
Income taxes paid-net of refunds                                       $   9,478        $   3,143         $   5,700
Interest paid                                                              1,098            1,389             1,574
-------------------------------------------------------------------------------------------------------------------

Noncash investing and financing activities:
-------------------------------------------------------------------------------------------------------------------
Reclassification of plant held for sale from
      "Property, Plant and Equipment" to "Other Assets",
      at book value which is below market.                             $   6,422
-------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation--The consolidated financial statements include those of the company and its subsidiaries after elimination of intercompany balances and transactions. The company disposed of its Government Electronics segment in 1997 and Semiconductor Equipment segment in July 1999. The consolidated financial statements reflect such disposition and result of operations of these businesses as discontinued operations. For additional information on discontinued operations, see Note 8 and 12 to the consolidated financial statements.

Cash Equivalents and Investments--Cash equivalents consist of municipal bond funds and commercial paper acquired with remaining maturity periods of 90 days or less and are stated at cost plus accrued interest which approximates market value. Investments consist of high-grade debt securities (AA rating or better) with maturity greater than 90 days from the date of acquisition and are classified as "available-for-sale." Investments classified as available-for-sale are reported at fair market value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax, until realized. The company's investment guidelines limit investments with a single issuer, excluding the U.S. Government or any agency thereof, to the greater of $5.0 million or 10 percent of the investment portfolio.

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

Foreign Currency Translation--The company's continuing operations have no foreign operations subject to foreign currency translation.

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

Recently Issued Accounting Standard--In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133." These Statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains and losses resulting from changes in the fair market values of those derivative instruments would be accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. SFAS 133 will be effective for the company's year ending December 31, 2001. The company enters into forward exchange contracts to hedge sales transactions and firm commitments denominated in foreign currencies. Management does not expect these Statements to have a significant impact on the company's financial condition or results of operations.

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

2.       FINANCIAL INSTRUMENTS AND SHORT-TERM INVESTMENTS (continued)

The fair value and the amortized cost of available-for-sale securities at December 31, 1998, including unrealized holding gains, are presented in the table which follows. Fair values are based on quoted market prices obtained from an independent broker. Available-for-sale securities are classified as current assets and have an average maturity of less than two years. Gross proceeds from the sale of marketable securities were $55.9 million during 1998. Gross gains and losses realized on such sales or maturities were not material. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

                                                                    Unrealized
(in thousands)                     Amortized cost  Market value  holding gains
--------------------------------------------------------------------------------
Corporate debt securities                 $45,104       $45,353          $249
================================================================================

3.       LONG-TERM OBLIGATIONS AND LINES OF CREDIT

Long-term obligations, excluding amounts due within one year, consist of the following at December 31:

 (in thousands)                                         1998              1997
------------------------------------------------------------------------------
 Deferred compensation                               $   291         $   1,913
 Environmental remediation                             3,254             3,431
 Long-term leases                                      5,066             5,190
==============================================================================
 Total                                                $8,611           $10,534
==============================================================================

The current portion of long-term obligations is included in current liabilities. The expected maturity amounts are as follows: 1999, $311,000; 2000, $441,000; 2001, $378,000; 2002, $407,000; 2003, $438,000; thereafter, $6,948,000.

Deferred   Compensation--The   company   has   several   nonqualified   deferred
compensation and bonus plans covering selected members of management and key technical employees. Substantially all these plans were terminated as of December 31, 1998, and the balances classified as currently payable.

Environmental Remediation--As discussed in Note 6, the company is obligated to remediate groundwater contamination at its Palo Alto, California, facility. The portion expected to be paid within one year is included in current liabilities.

Leases--Certain long-term leases for plant facilities are treated as capital leases for financial statement purposes. The leases expire during the years 2029 to 2056. The company also has noncancellable operating leases for plant facilities and equipment expiring through the year 2002. These leases may be renewed for various periods after the initial term.

Payment obligations under existing capital and operating leases as of December 31, 1998 are as follows:

                                                        Capital      Operating
(in thousands)                                           Leases         Leases
--------------------------------------------------------------------------------
Lease payments:
      1999                                             $    635           $564
      2000                                                  635            503
      2001                                                  635            416
      2002                                                  635              2
      2003                                                  635
      Remaining years                                     6,822
--------------------------------------------------------------------------------
Total                                                     9,997         $1,485
                                                                    ===========
Imputed interest                                         (4,795)
====================================================================
Present value of lease payments
      (including current portion of $136)              $  5,202
====================================================================

3.       LONG-TERM OBLIGATIONS AND LINES OF CREDIT (continued)

The company sub-leases a portion of its of its Palo Alto, California, facility under a short-term operating lease expiring October 2000. Included in other income for 1998 is approximately $1.2 million of income after expenses from this rental agreement. Rental income was not material prior to 1998.

Rent expense included in continuing operations for property and equipment relating to operating leases is as follows:

(in thousands)                     1998               1997            1996
--------------------------------------------------------------------------------
Real property                   $   514            $   126         $   164
Equipment                           192                593             417
================================================================================
Total                           $   706            $   719         $   581
================================================================================


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

4.       SHAREOWNERS' EQUITY

Stock Repurchase Program--During 1998, the company's Board of Directors increased the company's common stock repurchase authorization from 2,500,000 to 3,500,000 shares. By December 31, 1998, all 3,500,000 shares have been repurchased, of which 1,795,800 and 204,200 were repurchased in 1998 and 1997, respectively. No shares were repurchased in 1996.

Common Share Purchase Rights--During 1998, the company's Board of Directors amended the company's Common Share Purchase Rights Plan to decrease from 15% to 10% the threshold level of common stock ownership that would trigger the exercisability of common share purchase rights (the Rights) under the Rights Plan. For each share of company common stock outstanding, one Common Share Purchase Right (the Rights) is attached. The Rights expire October 20, 2006, and may be redeemed by the company for $0.01 per Right at any time prior to 10 days after a person or group acquires 10% or more of the company's common stock. The Rights become exercisable and trade separately from the common stock if any person or group acquires 10% or more of the company's outstanding common stock, or announces a tender or exchange offer which would result in such person or group acquiring 10% or more of the company's common stock. When the Rights first become exercisable as a result of the announcement of a tender or exchange offer, a holder of a Right will be entitled to buy one share of the company's common stock for $160. If a person or group not previously approved by the Board of Directors acquires 10% or more of the company's shares, a holder of a Right (other than that person or group) will be entitled to buy that number of shares of common stock from the company which have a market value of twice the $160 exercise price of each Right. If the company is acquired in a merger or other business combination after any person or group acquires 10% or more of the company's common stock, each Right will entitle its holder to buy a number of shares of common stock of the surviving company having a market value of twice the $160 exercise price. After the acquisition by any person or group of 10% or more of the company's common stock and up to the time that such person or group acquires a 50% interest, the company will also have the ability to exchange some or all of the Rights (other than Rights held by the acquiror) for one share of common stock per Right at no expense to the holder.

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

The Nonemployee Directors Stock Option Plan provides for a fixed schedule of options to be granted through the year 2005. Nonemployee directors of the company are automatically granted 3,000 shares of common stock each year that such person remains a director of the company. The options are granted at the market price on the date of grant and expire on the tenth anniversary date. The options granted become exercisable six months after the date of grant. The total number of shares to be issued under this plan may not exceed 350,000 shares. As included in the tables below, options on 21,000 shares were granted at $26.50 in 1998, options on 21,000 shares were granted at $26.88 in 1997 and options on 21,000 shares were granted at $34.63 in 1996.

Stock option transactions included in the Consolidated Statements of Shareowners' Equity are shown net of retirement of outstanding shares used in payment for options exercised and include tax benefits related to sales under stock option plans of $217,000, $719,000 and $1,161,000 for 1998, 1997 and 1996,
respectively.

Activity related to all stock option plans is as follows:

                                                             Weighted Average
1998                                        Shares             Exercise Price
-----------------------------------------------------------------------------
Granted                                    242,000                   $25.72
Exercised                                   82,451                   $16.84
Terminated                                 151,427                   $29.67
At December 31:
      Outstanding                        1,452,062                   $27.41
      Exercisable                          858,765                   $26.57
      Reserved for future grants         1,056,709

1997
-----------------------------------------------------------------------------
Granted                                    242,000                   $26.41
Exercised                                  135,988                   $15.14
Terminated                                 191,309                   $34.76
At December 31:
      Outstanding                        1,443,940                   $27.33
      Exercisable                          693,966                   $23.70

1996
-----------------------------------------------------------------------------
Granted                                    205,000                   $25.54
Exercised                                  209,393                   $17.57
Terminated                                 328,443                   $29.39
At December 31:
      Outstanding                        1,529,237                   $27.32
      Exercisable                          463,119                   $19.11

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 1998:

                                         Options Outstanding                            Options Exercisable
                        -------------------------------------------------------    ----------------------------------
                                                   Weighted
                                              Average Years           Weighted                              Weighted
              Range of          Number         of Remaining            Average              Number           Average
       Exercise Prices     Outstanding     Contractual Life     Exercise Price         Exercisable    Exercise Price

-------------------------------------------------------------------------------    ----------------------------------
      $10.00 to $21.63         319,946                  5.3             $15.57             233,608            $13.61
      $22.75 to $22.75         263,502                  5.2             $22.75             263,502            $22.75
      $22.81 to $26.88         395,000                  8.7             $25.87              49,666            $26.66
      $27.00 to $35.88          84,493                  7.2             $32.88              52,326            $33.52
      $36.75 to $36.75         259,415                  6.2             $36.75             174,482            $36.75
      $39.50 to $55.00         129,706                  6.7             $48.55              85,181            $48.77
-------------------------------------------------------------------------------    ----------------------------------
      $10.00 to $55.00       1,452,062                  6.6             $27.41             858,765            $26.57
===============================================================================    ==================================


As discussed in Note 1, the company applies Accounting  Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees," and related  interpretations in  accounting  for its plans.  Accordingly,  no  compensation  expense has been recognized for its stock-based compensation plans. Had compensation cost for the company's  stock option plans been  determined  based upon the fair value at the grant date for awards  under these  plans,  and  amortized  to expense  over the vesting period of the awards  consistent with the methodology  prescribed  under
SFAS 123, "Accounting for Stock-Based Compensation," the company's pro forma net income  (loss) for 1998,  1997 and 1996 would have been $(50.4)  million,  $31.7 million and $1.3 million,  respectively,  or $(6.52),  $3.84 and $0.15 per basic and diluted share,  respectively.  However, the impact of outstanding non-vested stock  options  granted  prior  to 1995  has been  excluded  from the pro  forma calculation;  accordingly, the 1998, 1997 and 1996 pro forma adjustments are not indicative of future period pro forma  adjustments,  when the  calculation  will apply to all  applicable  stock  options.  The  weighted  average  fair value of options  calculated on the date of grant using the Black-Scholes  option-pricing model along with the weighted average assumptions used are as follows:

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

(in thousands)                        1998             1997              1996
-----------------------------------------------------------------------------
U.S.                             $   6,379        $  7,769          $  (9,642)
Foreign                              1,147                               (163)
-----------------------------------------------------------------------------
Total                            $   7,526        $   7,769         $  (9,805)
=============================================================================

The provision for federal, state and foreign income tax expense (benefits) on income (loss) from continuing operations consists of the following:

(in thousands)                      1998             1997              1996
----------------------------------------------------------------------------
Current:
    U.S.                        $  6,541         $   4,271         $  (2,917)
    State                            340             1,261              (557)
    Foreign                                                             (168)
----------------------------------------------------------------------------
Total current                       6,881            5,532            (3,642)
----------------------------------------------------------------------------
Deferred:
    U.S.                           (2,852)          (1,076)               90
    State                          (1,583)          (1,723)               82
============================================================================
Total                           $   2,446        $   2,733         $  (3,470)
============================================================================

Deferred tax assets (liabilities) are comprised of the following at December 31:

(in thousands)                                1998          1997           1996
-------------------------------------------------------------------------------
Deferred compensation                    $   1,902     $   1,380      $   1,202
Loss accruals                                9,887         5,576            681
Environmental remediation                    1,596         1,576          1,305
Uniform capitalization                          66           296            324
Vacation accrual                               717         1,011            858
NOL and tax credits carried forward         19,925        15,861         12,090
Depreciation and amortization                1,202           747
Other                                          675         1,023            893
-------------------------------------------------------------------------------
      Gross deferred tax assets             35,970        27,470         17,353
-------------------------------------------------------------------------------
Depreciation                                                               (295)
Other                                                                       (58)
-------------------------------------------------------------------------------
      Gross deferred tax liabilities                                       (353)
-------------------------------------------------------------------------------
Net deferred tax asset                   $  35,970     $  27,470      $  17,000
===============================================================================

The differences between the effective income tax (benefit) rate and the statutory federal income tax (benefit) rate are as follows:

                                                   1998      1997        1996
-----------------------------------------------------------------------------
Statutory federal tax (benefit) rate              35.0%      35.0%      (34.0)%
      Export sales benefit                        (3.0)      (1.7)       (1.2)
      Research credit                             (2.7)      (2.6)      (1.1)
      State taxes (benefit) net of federal tax     2.6        2.1       (1.1)
      Other                                         .6        2.2         2.0
-----------------------------------------------------------------------------
Effective tax (benefit) rate                      32.5%      35.0%      (35.4)%
=============================================================================


6.           ENVIRONMENTAL REMEDIATION AND OTHER CONTINGENCIES

In 1991 the company recorded a $5.2 million charge for estimated remediation actions and cleanup costs. The company remains in compliance with the remedial action plans being monitored by various regulatory agencies at its Palo Alto site and no additional provision has been recorded since 1991. Expenditures charged against the provision totaled $176,000, $26,000 and $126,000 for the years 1998, 1997 and 1996, respectively. While the timing and ultimate amount of expenditures of restoring the sites cannot be predicted with certainty, management believes that the provision taken is adequate based on facts known at this time. Changes in environmental regulations, improvements in cleanup technology and discovery of additional information concerning these sites and other sites could affect the estimated costs in the future.

In addition to the above environmental matters, the company is involved in various legal actions which arose in the ordinary course of its business activities. Except for the environmental provision noted above, management believes the final resolution of these matters should not have a material impact on its results of operations, cash flows, and financial position.

7.       EMPLOYEE BENEFIT PLANS

Employees' Investment Plan--The Watkins-Johnson Employees' Investment Plan covers substantially all employees and provides that the company match employees' 401(k) salary deferrals up to 3% of eligible employee compensation. The amount charged to continuing operations was $959,000, $982,000 and $873,000 in 1998, 1997 and 1996, respectively.

Employee Stock Ownership Plan (ESOP)--The ESOP was established to encourage employee participation and long-term ownership of company stock. The company's Board of Directors determines each year's discretionary contribution depending on the performance and financial condition of the company and is allocated as a percentage of eligible employee base compensation. All U.S. employees are eligible to participate in the plan and vesting is immediate. The Board approved a contribution equal to 1% of eligible employee compensation for 1998, 1997, and 1996, which resulted in charges to continuing operations of $208,000, $330,000 and $324,000, respectively. The ESOP held 181,624 and 229,231 shares of common stock at December 31, 1998 and 1997, respectively, and there are no unallocated or unearned shares held by the plan. Shares held by the ESOP are included in the company's earnings per share computations. Dividends paid with respect to common stock held by the ESOP are used to purchase additional shares and were not material for all years presented.

8.       BUSINESS SEGMENT REPORTING AND DISCONTINUED OPERATIONS

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

8.           BUSINESS SEGMENT REPORTING AND DISCONTINUED OPERATIONS (continued)

Under SFAS 131, the company's continuing operations were divided into two business segments: Wireless Products Group (WPG) and Telecommunications Group
(TG). WPG designs, manufactures and services radio frequency (RF) components, subassemblies, repeaters and related equipment with applications for commercial wire-line and wireless telecommunications infrastructure networks. TG designs, manufactures and services equipment and related processes with applications in government intelligence, signal surveillance and military communications.

As discussed below, two divested segments are being reported as discontinued operations. The Government Electronics segment was divested in 1997 and the Semiconductor Equipment Group segment was divested in July 1999.

Management evaluates segment performance based primarily on segment revenues, pre-tax operating profit or loss before interest and other nonoperating income and expenses, and return on assets. Sales between continuing segments are not significant for any year presented. Continuing operations by business segment are as follows:

(in thousands)                                                                         Year Ended December 31, 1998
-------------------------------------------------------------------------------------------------------------------
                                                           Pre-tax          Year-
                                                            Income            End         Capital
                                                Sales       (Loss)         Assets       Additions      Depreciation
-------------------------------------------------------------------------------------------------------------------
Wireless Products Group                    $   63,568     $    198     $   27,059       $   5,692         $   1,519
Telecommunications Group                       51,651      (13,895)        22,203           1,632             2,136
Corporate                                                                 153,118              13               463
-------------------------------------------------------------------------------------------------------------------

Loss from operations                                       (13,697)
Other income (expense)--net                                 21,223
-------------------------------------------------------------------------------------------------------------------
Total                                      $  115,219     $  7,526     $  202,380       $   7,337         $   4,118
===================================================================================================================

                                                                                       Year Ended December 31, 1997
-------------------------------------------------------------------------------------------------------------------
Wireless Products Group                    $   31,174     $ (8,080)    $   15,386       $   2,743         $     658
Telecommunications Group                       73,643        7,126         37,423           4,138             1,852
Corporate                                                                 248,133             144               458
-------------------------------------------------------------------------------------------------------------------

Loss from operations                                          (954)
Other income (expense)--net                                  8,723
-------------------------------------------------------------------------------------------------------------------
Total                                      $  104,817     $  7,769     $  300,942       $   7,025         $   2,968
===================================================================================================================

                                                                                       Year Ended December 31, 1996
-------------------------------------------------------------------------------------------------------------------
Wireless Products Group                    $   12,633     $(10,214)    $    8,275       $     473         $     419
Telecommunications Group                       64,050        1,703         41,805           2,681             1,420
Corporate                                                                 183,059             240               513
-------------------------------------------------------------------------------------------------------------------

Loss from operations                                        (8,511)
Other income (expense)--net                                 (1,294)
-------------------------------------------------------------------------------------------------------------------
Total                                      $   76,683     $ (9,805)    $  233,139        $   3,394         $  2,352
===================================================================================================================

Corporate assets consist primarily of cash, cash equivalents and deferred taxes, and net assets of the discontinued Government Electronics and Semiconductor Equipment Group segments.

8.       BUSINESS SEGMENT REPORTING AND DISCONTINUED OPERATIONS (continued)

Sales  to  individual  customers   representing  greater  than  10%  of  company
consolidated sales during at least one of the past three years are as follows:

(in thousands)                                                              1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
Wireless Products Group:
        Lucent Technologies, Inc.                                     $   33,000       $   20,000         $  11,000

Telecommunications Group:
        United States Government                                          26,000           36,000            28,000
        Raytheon Electronic Systems                                        6,000            3,000             1,000

Sales to unaffiliated customers by geographic area are as follows:

(in thousands)                                                              1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
United States                                                         $   93,419       $   93,114         $  69,376
Export sales from United States:
      Europe                                                               5,717            3,842               978
      Canada                                                               8,010            1,228                 0
      Singapore                                                            4,518            2,388             1,622
      Other Asia-Pacific countries                                         1,829            2,306             1,003
      Other                                                                1,726            1,939             3,704
-------------------------------------------------------------------------------------------------------------------
Total                                                                 $  115,219       $  104,817         $  76,683
===================================================================================================================

Intercompany transfers of products and services between continuing operations' geographic regions were not material for the years 1998, 1997 and 1996.

The company's continuing operations' operating profit (loss) and year-end long-lived assets by geographic area are substantially all located in the United States.

The company's Government Electronics segment was divested on October 31, 1997 and resulted in a net gain of $29.7 million. Operations of Government Electronics included the development, manufacture and sale of advanced microwave devices and tactical electronic systems and devices for guided-missile programs and other government applications.

Summarized below are operating results of the discontinued Government Electronics business through its sale on October 31, 1997. Intersegment sales were transferred based on negotiated prices and were not significant for the years presented.

                                                      Year Ended December 31
(in thousands)                                        1997             1996
------------------------------------------------------------------------------
Net sales                                           $ 75,700         $ 89,200
==============================================================================

------------------------------------------------------------------------------
Gross profit                                        $ 21,900         $ 21,100
==============================================================================

Income from operations before income taxes          $ 11,500         $  6,663
Income taxes                                          (4,290)          (2,308)
Gain on disposition-net of taxes of $20,219           29,677
------------------------------------------------------------------------------
Net income from discontinued operations             $ 36,887         $   4,355
==============================================================================

8.       BUSINESS SEGMENT REPORTING AND DISCONTINUED OPERATIONS (continued)

The company's Semiconductor Equipment segment was divested on July 6, 1999 and resulted in a net gain of $7.3 million. Operations in the Semiconductor Equipment segment involve the development, manufacture, sale and service of chemical-vapor-deposition equipment used in the manufacture of semiconductor products.

Summarized below are the net assets of the discontinued Semiconductor Equipment business.

                                                         Year Ended December 31
(in thousands)                                            1998          1997
-------------------------------------------------------------------------------
Accounts receivable                                     $12,354         $22,895
Other assets                                             16,087          37,496
Current liabilities                                     (20,988)        (35,165)
-------------------------------------------------------------------------------
Net assets of discontinued operations, current          $ 7,453         $25,226
===============================================================================

Fixed assets, net                                       $39,048         $71,949
Other assets                                              2,006             646
Long-term obligations                                   (20,224)        (18,695)
Environmental remediation                                (3,866)         (4,006)
-------------------------------------------------------------------------------
Net assets of discontinued operations, noncurrent       $16,964         $49,894
===============================================================================


Summarized below are operating results of the discontinued Semiconductor Equipment business.

                                                          Year Ended December 31
(in thousands)                                  1998          1997         1996
--------------------------------------------------------------------------------
Net sales                                     $ 97,000     $186,500    $272,400

Gross profit                                  $ 16,653     $ 55,337    $ 95,822
================================================================================

Loss from operations before income taxes      $(80,534)    $(14,731)   $  7,709
Income taxes (benefit)                         (26,246)      (5,733)      2,695
================================================================================
Net loss from discontinued operations         $(54,288)    $ (8,998)   $  5,014
================================================================================

9.       EARNINGS PER SHARE

Basic and diluted earnings per share were computed as follows:

                                                                                             Year Ended December 31
(in thousands, except per share amounts)                                  1998              1997            1996
-------------------------------------------------------------------------------------------------------------------
Basic per share amounts:
-------------------------------------------------------------------------------------------------------------------
Net income (loss) from continuing operations (numerator)                  $5,080           $5,036          $(6,335)
-------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (denominator)                          7,737            8,258            8,265
-------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share                                         $ 0.66           $ 0.61          $ (0.77)
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
Diluted per share amounts:
-------------------------------------------------------------------------------------------------------------------
Net income (loss) from continuing operations (numerator)                  $5,080           $5,036          $(6,335)
-------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                                        7,737            8,258            8,265
Effect of dilutive stock options                                             120              251
-------------------------------------------------------------------------------------------------------------------
Dilutive shares outstanding (denominator)                                  7,857            8,509            8,265
-------------------------------------------------------------------------------------------------------------------

Diluted net income (loss) per share                                       $ 0.65           $ 0.59          $ (0.77)
===================================================================================================================

For 1996 the incremental shares from the assumed exercise of 272,000 stock options are not included in computing the dilutive per share amounts because continuing operations resulted in a loss and such assumed conversion would be antidilutive. Additionally, weighted average options outstanding to purchase 887,000, 564,000 and 685,000 shares of common stock were not included in the computation of diluted per share amounts in 1998, 1997 and 1996, respectively, because the weighted average exercise prices were greater than the average market prices of the common shares. Weighted average exercise prices of $33.50 in 1998, $39.61 in 1997 and $39.62 in 1996 exceeded the average market prices of $23.28, $29.75 and $28.62, respectively.

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

11.      DISCONTINUED PRODUCT LINE AND RELATED RESTRUCTURING CHARGES

During the third quarter of 1998, the TG segment discontinued its Base2(TM) base-station product line after reassessing key customer needs and market conditions. Inventory, demo equipment, and specialized fixed assets associated with the discontinued product were written down in the restructuring. The company recorded charges of $6.1 million related to fixed assets, inventory, severance and other exit costs as follows:

                                      Accrued
                                    Severance,
                                 Benefits, and    Write Down of     Write Down
(in thousands)                     Other Costs     Fixed Assets   of Inventory
------------------------------ ----------------  --------------- --------------
Restructuring provision                   $448           $2,252         $3,399
                                                 =============== ==============

Amounts paid                               213
------------------------------ ----------------
Balance at December 31, 1998              $235
============================== ================

The company anticipates substantially all accrued severance and benefits will be paid within a year.

12.          SUBSEQUENT EVENTS

On March 1, 1999, the company announced that, after a strategic review performed by its investment banking firm, it would pursue a sale either of the company, in its entirety or its component businesses.

On March 31, 1999, the company sold the high-density plasma chemical vapor deposition (HDPCVD) intellectual property assets and related hardware of its Semiconductor Equipment Group. In July 1999, the company sold the remainder of its Semiconductor Equipment Group business, consisting of atmospheric pressure chemical vapor disposition products (APCVD), completing the divestiture of its Semiconductor Equipment Group. The transactions resulted in a net gain of $7.3 million included in the second quarter of 1999. The accompanying consolidated financial statements and related notes have been restated to reflect the Semiconductor Equipment Group as a discontinued operation.

In August 1999, the company announced a definitive agreement to sell substantially all of TG's assets to a unit of Marconi North America, Inc., a subsidiary of the General Electric Company p.l.c. of the United Kingdom. The sale is subject to certain conditions in addition to approval by the company's shareowners and government approvals.

In September 1999, the company completed the sale of its remaining San Jose, California facility including a 190,000 square foot building resulting in net proceeds of about $17.0 million.

On October 1, 1999, the company completed the sale of one of its long-term lease interests in Palo Alto to Stanford University resulting in net proceeds of about $54.0 million.

On October 26, 1999, the company announced it has entered into a definitive merger agreement with FP-WJ Acquisition Corp., a new company formed by certain investment funds managed by Fox Paine & Company, LLC ("FP-WJ"). Under the terms of the merger agreement, the company's outstanding common shares would be converted into the right to receive $41.125 per share in cash. The transaction is subject to certain conditions in addition to approval by the company's shareowners and government approvals and the completion of the sale of TG to Marconi North America, Inc.

There can be no assurance that the sale of TG or the merger with FP-WJ will be completed nor can there be any assurance that company will be able to complete its strategy for the sale of the entire company.

13.      QUARTERLY FINANCIAL DATA--UNAUDITED

Unaudited quarterly financial data are as follows:

(in thousands, except per share amounts)
---------------------------------------------------------------------------------------------
1998 Quarters                                         1st         2nd         3rd         4th
---------------------------------------------------------------------------------------------
Sales                                            $ 30,006    $ 26,835    $ 19,069    $ 39,309
Gross profit (loss)                                11,767      10,183      (1,970)     10,520
Net income (loss) from continuing operations       11,546         563      (8,891)      1,862
Net income (loss) from discontinued operations     (1,845)     (6,770)    (45,523)       (150)
Net income (loss)                                   9,701      (6,207)    (54,414)      1,712
Basic net income (loss) per share from
    continuing operations                            1.40        0.07       (1.13)       0.28
Diluted net income (loss) per share from
    continuing operations                            1.37        0.07       (1.13)       0.28
Basic net income (loss) per share                    1.17       (0.75)      (6.93)       0.26
Diluted net income (loss) per share              $   1.15    $  (0.74)   $  (6.93)   $   0.25

---------------------------------------------------------------------------------------------
1997 Quarters                                         1st         2nd         3rd         4th
---------------------------------------------------------------------------------------------
Sales                                            $ 23,054    $ 24,688    $ 28,853    $ 28,222
Gross profit                                        8,280       9,471      11,328      10,180
Net income (loss) from continuing operations         (339)        378       1,553       3,444
Net income (loss) from discontinued operations      2,817       2,704       2,037      (9,346)
Net income                                          2,478       3,082       3,590      23,775
Basic net income (loss) per share from
    continuing operations                           (0.04)       0.05        0.19        0.42
Diluted net income (loss) per share from
    continuing operations                           (0.04)       0.04        0.18        0.41
Basic net income per share                           0.30        0.37        0.44        2.88
Diluted net income per share                     $   0.30    $   0.36    $   0.42    $   2.80

The first quarter of 1998 includes a pre-tax gain on the sale of undeveloped land in San Jose totaling about $15.0 million. See Note 10.

The third quarter of 1998 includes pre-tax charges for a discontinued product line and related restructuring totaling $6.1 million. See Note 11.

The fourth quarter of 1997 includes a pre-tax gain of $7.6 million related to an exchange of subleasehold interest in its Palo Alto, California facility.

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

Deloitte & Touche LLP, independent auditors, are retained to provide an audit of the consolidated financial statements. They obtain and maintain an understanding of the company's accounting and financial controls, and conduct such tests and related procedures, as they deem necessary to arrive at an opinion on the fairness of the financial statements.

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

As discussed in Note 12, the accompanying consolidated financial statements have been restated to reflect the Semiconductor Equipment segment as a discontinued operation as a result of the sale of this segment in July 1999.

Deloitte & Touche LLP
San Jose, California
February 5, 1999
(October 29, 1999 as to Note 12)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             Not applicable.

                                    Part III

Item 10.     Directors and Executive Officers of the Registrant

             The information required by this item concerning the company's directors is shown under the caption "Election of Directors" in the company's definitive proxy statement filed with the Securities and Exchange Commission (Commission) pursuant to Regulation 14A.

             The information relating to the company's executive officers is presented in Part I of this Form 10-K/A under the caption "Executive Officers of the Registrant".

Item 11.     Executive Compensation

             See this caption in the definitive proxy statement filed with the Commission pursuant to Regulation 14A.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

             This information is shown under the captions "Security Ownership of Certain Beneficial Owners & Management" in the company's definitive proxy statement filed with the Commission pursuant to Regulation 14A.

Item 13.     Certain Relationships and Related Transactions

             Information concerning certain business relationships is shown under the caption "Executive Compensation" in the definitive proxy statement filed with the Commission pursuant to Regulation 14A. There were no transactions with management for which disclosure would be required by Item 404 of Regulation S-K.

                                     Part IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.      Consolidated Financial Statements                             Page

             Consolidated Statements of Operations
             For the Years Ended December 31, 1998, 1997 and 1996            18

             Consolidated Statements of Comprehensive Income
             For the Years Ended December 31, 1998, 1997 and 1996            19

             Consolidated Balance Sheets
             December 31, 1998 and 1997                                      20

             Consolidated Statements of Shareowners' Equity
             For the Years Ended December 31, 1998, 1997 and 1996            21

             Consolidated Statements of Cash Flows
             For the Years Ended December 31, 1998, 1997 and 1996         22-23

             Notes to Consolidated Financial Statements                   24-37

             Report of Management                                            38

             Independent Auditors' Report                                    39

     2.      Financial Statement Schedules                                 Page

             Independent Auditors' Report                                    44

             II     Valuation and Qualifying Accounts and Reserves
                    For the Years Ended December 31, 1998, 1997 and 1996     45

             Schedules not listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.

     3.      Exhibits

             A list of the exhibits required to be filed as part of this Form 10-K/A is set forth in the Exhibit Index, which immediately precedes such exhibits. The exhibits are numbered according to Item 601 of Regulation S-K. Exhibits incorporated by reference to a prior Commission filing are designated by an asterisk.

             --------------------------
(b) Reports on Form 8-K and 8-A/A were filed on December 14, 1998. The reports are referenced as Exhibit 10.16 and Exhibit 10.17, respectively, in the Exhibit Index. The report 8-K contains disclosures regarding the December 10, 1998 Board of Director approval and execution of an amendment to the company by-laws and to the Rights Agreement, dated September 30, 1996, between the company and ChaseMellon. Form 8-A/A was filed for registration of the amended common share purchase rights issued under the Rights Agreement. No other reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

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

                                                WATKINS-JOHNSON COMPANY
                                        ----------------------------------------
                                                     (Registrant)

Date:  October 29, 1999                 By       /s/  Dean A. Watkins
      -------------------                        -------------------------------
                                                      Dean A. Watkins
                                                      Chairman of the Board

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                                          Title                        Date
                ---------                                          -----                        ----
Principal Executive Officer:

  /s/       W. Keith Kennedy, Jr.                              President and             October 29, 1999
  ----------------------------------                      Chief Executive Officer       -------------------
            W. Keith Kennedy, Jr.

Principal Financial and Accounting Officer:

  /s/         Scott G. Buchanan                          Executive Vice President,       October 29, 1999
  ----------------------------------                      Chief Financial Officer       -------------------
              Scott G. Buchanan                              and Treasurer

                Signature                                          Title                        Date
                ---------                                          -----                        ----

  /s/        H. Richard Johnson                                  Director                  October 29, 1999
----------------------------------------                                                  -----------------
             H. Richard Johnson

  /s/         John J. Hartmann                                   Director                  October 29, 1999
----------------------------------------                                                  -----------------
              John J. Hartmann

  /s/        Raymond F. O'Brien                                  Director                  October 29, 1999
----------------------------------------                                                  -----------------
             Raymond F. O'Brien

  /s/         William R. Graham                                  Director                  October 29, 1999
----------------------------------------                                                  -----------------
              William R. Graham

  /s/         Robert L. Prestel                                  Director                  October 29, 1999
----------------------------------------                                                  -----------------
              Robert L. Prestel

  /s/         Gary M. Cusumano                                   Director                  October 29, 1999
----------------------------------------                                                  -----------------
              Gary M. Cusumano

INDEPENDENT AUDITORS' REPORT

The Shareowners and Board of Directors of Watkins-Johnson Company:

We have audited the consolidated financial statements of Watkins-Johnson Company and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 5, 1999 (October 29, 1999 as to Note 12); such consolidated financial statements and report are included elsewhere in this annual report on Form 10-K/A. Our audits also included the consolidated financial statement schedule of Watkins-Johnson Company and subsidiaries, listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
San Jose, California
February 5, 1999
(October 29, 1999 as to Note 12 of the
Consolidated Financial Statements)

                                                                                                        Schedule II

                                     WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996

                                                   Balance at       Charged to                            Balance at
                                                    Beginning        Costs and                                End of
Description                                        of Period*        Expenses*      Deductions(1)*           Period*
-----------                                        ----------        ---------      --------------        ----------
1998
Allowance for doubtful accounts                    $1,291,169         $180,072            $ 38,399        $1,432,842

1997
Allowance for doubtful accounts                       550,321          740,848                   0         1,291,169

1996
Allowance for doubtful accounts                       454,871           95,450                   0           550,321

*As restated to reflect the Semiconductor Equipment Group as a discontinued operation as a result of the sale of this segment in July 1999. See Note 12 to the consolidated financial statements.

(1) With respect to the allowance for doubtful accounts, deductions represent write-off of uncollectible accounts receivables.

                                  EXHIBIT INDEX

             Exhibit
             Number      Description
             -------     -----------
               3.1       * Articles of Incorporation of Watkins-Johnson Company,
                           as amended May 8, 1989.

               3.2       * By-Laws of  Watkins-Johnson  Company,  as amended and
                           restated on December 10, 1998 (Exhibit 3(ii) to Form 8-K filed on December 14, 1998, Commission File No. 1-5631).

               4.1       * Shareowners'  Rights  Agreement dated as of September
                           30, 1996 Between Watkins-Johnson Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Report on Form 8-K, filed on October 1, 1996, Commission File No.1-5631).

               4.2       * Amendment  No.  1 to  Rights  Agreement,  dated as of
                           December 10, 1998, to Rights Agreement, dated as of September 30, 1996, between Watkins-Johnson Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Filed as Exhibit 4.1 to Form 8-K filed on December 14, 1998, Commission File No. 1-5631).

               10          Material Contracts

               10.1      * Lease and Agreement between Lindco Properties Company
                           and Watkins-Johnson Company commencing May 1, 1969 (Exhibit (b) I to Form 10-K for 1969, Commission File No. 2-22436).

               10.2      * Lease and Agreement between Morrco Properties Company
                           and Watkins-Johnson Company dated October 31, 1975 (Exhibit 2(c) to Form 10-K for 1976, Commission File No. 1-5631).

               10.3      * Watkins-Johnson  Company 1976 Stock  Option Plan,  as
                           amended September 28, 1987 (Appendix A to the company's definitive proxy statement dated March 1, 1988 filed with the Commission pursuant to Regulation
                           14A).

               10.4      * Watkins-Johnson  Company  1989 Stock  Option Plan for
                           nonemployee directors (Appendix A to the company's definitive proxy statement dated February 28, 1990 filed with the Commission pursuant to Regulation
                           14A).

               10.5      * Watkins-Johnson   Company   1976  Stock  Option  Plan
                           amended and renamed as the 1991 Stock Option and Incentive plan (Appendix A to the company's definitive proxy statement dated February 28, 1991 filed with the commission pursuant to Regulation
                           14A).

               10.6      * Watkins-Johnson Company Credit Agreement covering the
                           period of November 30, 1995 through December 8, 1998, ABN-AMRO BANK N.V. as Agent (Exhibit 10-a to the 1996 Third Quarter Form 10-Q, Commission File No. 1-5631).

               10.7      * Loan Agreement  dated as of February 9, 1996 (English
                           Translation) between Watkins-Johnson International Japan K.K. and The Bank of Yokohama, LTD, including Loan Guaranty Agreement with Watkins-Johnson Company dated January 31, 1996 (Exhibit 10-b to the 1996 Third Quarter Form 10-Q, Commission File No. 1-5631).

             Exhibit
             Number      Description
             -------     -----------
               10.8      * Loan  Agreement  dated as of June 12,  1996  (English
                           Translation) between Watkins-Johnson International Japan K.K. and The Japan Development Bank, including Loan Guaranty Agreement with Watkins-Johnson Company dated June 12, 1996 (Exhibit 10-c to the 1996 Third Quarter Form 10-Q, Commission File No. 1-5631).

               10.9      * First  Amendment to  Watkins-Johnson  Company  Credit
                           Agreement covering the period of November 30, 1995 through December 8, 1998, ABN-AMRO BANK N.V. as Agent (original agreement filed as Exhibit 10-a to the 1996 Third Quarter Form 10-Q, Commission File No. 1-5631; first amendment filed as Exhibit 10-a to the 1997 First Quarter Form 10-Q, Commission File No. 1-5631).

               10.10     * Second  Amendment to  Watkins-Johnson  Company Credit
                           Agreement covering the period of November 30, 1995 through December 8, 1998, ABN-AMRO BANK N.V. as Agent (original agreement filed as Exhibit 10-a to the 1996 Third Quarter Form 10-Q, Commission File No. 1-5631; second amendment filed as Exhibit 10-a to the 1997 Second Quarter Form 10-Q, Commission File No. 1-5631).

               10.11     * Stock Purchase  Agreement dated as of August 29, 1997
                           by and among Registrant and SMS and TSMD Acquisition Corp. (original agreement filed as Exhibit 99.1 of Report on Form 8-K, filed on November 14, 1997, reporting the disposition of assets effective October 31, 1997, Commission File No. 1-5631).

               10.12     * Watkins-Johnson Company Unaudited Pro Forma Condensed
                           Consolidated Financial Information filed as an amendment to Report on Form 8-K, filed on November 14, 1997, reporting the disposition of assets effective October 31, 1997 and Stock Purchase Agreement dated as of August 29, 1997 by and among Registrant and SMS and TSMD Acquisition Corp., Commission File No. 1-5631 (Exhibit 10-x originally filed as Report on Form 8-K/A, filed on January 13, 1998, Commission File No. 1-5631).

               10.13     * Asset  Purchase  Agreement  between   Watkins-Johnson
                           Company and Samsung Semiconductor, Inc. dated as of December 31, 1997. (Filed as Exhibit 10-y to the 1997 Form 10-K, Commission File No. 1-5631).

               10.14     * Assignment of Lease  Agreement by and between  Taylor
                           Woodrow Property Company, Inc. ("Assignor") and Watkins-Johnson Company ("Assignee") dated as of December 30, 1997. (Filed as Exhibit 10-z to the 1997 Form 10-K, Commission File No. 1-5631).

               10.15     * Form 8-K filed on  September  10,  1998.  The  report
                           contains disclosures regarding the company's announcement of restructuring plans and related third quarter 1998 charges. (Commission File No. 1-5631).

               10.16     * Form 8-K  filed on  December  14,  1998.  The  report
                           contains disclosures regarding the December 10, 1998 Board of Director approval to amend and restate the company By-Laws and to amend the Rights Agreement, dated September 30, 1996, between the company and ChaseMellon. (Commission File No. 1-5631).

               10.17     * Form 8-A/A filed on December 14, 1998. Form 8-A/A was
                           filed for the registration of the amended common stock purchase rights approved by the Board of Directors on December 10, 1998 (Commission File No. 1-5631).

             Exhibit
             Number      Description
             -------     -----------
               10.18 Purchase and Sale Agreement, dated May 2, 1997, by and among Watkins-Johnson Company and CarrAmerica Realty for sale of undeveloped land in San Jose, California, including the August 15, 1997 First Amendment to and Reaffirmation of Purchase and Sale Agreement.

               10.19 Resolution of the Board of Directors of Watkins-Johnson, effective December 31, 1998, for the termination of the company's 1994 Top Management Deferred Compensation Plan and the company's Top Management Incentive Bonus Plan.

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