Form 10-Q
period 1999-09-24
WATKINS JOHNSON CO
filed 1999-11-08
CIK 105006

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 24, 1999

                                       OR


           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                          Commission file number 1-5631

                             WATKINS-JOHNSON COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                CALIFORNIA                                 94-1402710
--------------------------------------------------------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)



3333 Hillview Avenue, Palo Alto, California                94304-1223
--------------------------------------------------------------------------------
  Address of principal executive offices)                  (Zip Code)


                                 (650) 493-4141
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X    No    .
                          ---      ---

Common  stock,  no par value,  outstanding  as of September  24, 1999  6,627,000 shares

                  *Caution Regarding Forward-looking Statements


All statements in this quarterly report, other than statements of historical facts, are forward-looking statements. By way of example only, those include statements about Watkins-Johnson Company's (the company) strategies, objectives, plans, expectations and anticipated results, and expectations for the economy generally or for the company's specific industries. The words "expect", "anticipate", "looking forward" and other similar expressions used in this Form 10-Q are intended to identify forward-looking statements that involve risks and uncertainties that may cause actual results and expectations to differ materially from those expressed. Such risks and uncertainties include, but are not limited to: product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, business cycles, dependence on single large customers, the results of financing efforts, actual purchases under agreements, the effect of the company's accounting policies, U.S. Government export policies, governmental budgeting and spending cycles, results of restructuring efforts, geographic market concentrations, natural disasters, risks of foreign business, risks related to "Year 2000 Compatibility", the risk that the company will not be able to complete the pending sale of its Telecommunications Group and its strategy for the sale of the entire company, and other risks including those detailed in the company's 1998 Form 10-K/A filed with the Securities and Exchange Commission. Investors and prospective investors are cautioned not to place undue reliance on these forward-looking statements. The company undertakes no obligation to announce any revisions to its forward-looking statements to reflect events or circumstances as they actually develop or occur in the future.

                          PART I--FINANCIAL INFORMATION


Item 1.           Financial Statements

                  The interim financial statements are unaudited. However the company believes that all adjustments necessary to present a fair statement of results for such interim periods have been included and all such adjustments are of a normal recurring nature. The results for the nine months ended September 24, 1999, are not necessarily indicative of the results for the full year 1999.

                  The consolidated financial statements required by Rule 10-01 of Regulation S-X are included in this report beginning on the next page.

                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS*
                                   For the periods ended September 24, 1999 and September 25, 1998

                                                                  Three Months Ended                       Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)               1999                1998                 1999                1998
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                       $   28,791          $   19,069           $   98,311          $   75,910

Costs and expenses:
    Cost of goods sold                                          17,348              17,640               60,995              52,531
    Cost of goods sold-write down of
       discontinued products                                                         3,399                                    3,399
    Research and development                                     4,991               5,412               15,078              16,715
    Selling and administrative                                   5,275               4,670               14,848              15,761
    Restructuring                                                                    2,700                                    2,700
    Divestiture                                                  1,639                                    1,639
------------------------------------------------------------------------------------------------------------------------------------
                                                                29,253              33,821               92,560              91,106
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                     (462)            (14,752)               5,751             (15,196)
Interest income                                                  1,084               1,420                2,708               4,677
Interest expense                                                  (134)               (152)                (380)               (449)
Other income (expense)--net                                          1                 312                  192                 953
Gain on real property                                            9,686                                    9,686              14,783
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before
    income tax                                                  10,175             (13,172)              17,957               4,768
Income tax expense (benefit)                                     3,316              (4,281)               5,836               1,550
------------------------------------------------------------------------------------------------------------------------------------

Net income (loss) from continuing operations                     6,859              (8,891)              12,121               3,218
Discontinued operations:
    Income  (loss), net of taxes                                                   (45,523)               3,811             (54,138)
    Gain on disposition, net of taxes                                                                     7,318
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $    6,859          $  (54,414)          $   23,250          $  (50,920)
===================================================================================================================================

Basic per share amounts:
  Net income (loss) from continuing operations              $     1.04          $    (1.13)          $     1.84          $      .40
  Discontinued operations:
    Income  (loss), net of taxes                                                     (5.80)                0.58               (6.67)
    Gain on disposition, net of taxes                                                                      1.12
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $     1.04          $    (6.93)          $     3.54          $    (6.27)
====================================================================================================================================
Basic average common shares                                  6,603,000           7,857,000            6,576,000           8,122,000

Diluted per share amounts:
  Net income (loss) from continuing operations              $     1.00          $    (1.13)          $     1.80          $      .39
  Discontinued operations:
    Income  (loss), net of taxes                                                     (5.80)                0.57               (6.55)
    Gain on disposition, net of taxes                                                                      1.09
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $     1.00          $    (6.93)          $     3.46          $    (6.16)
===================================================================================================================================
Diluted average common shares                                6,841,000           7,857,000            6,724,000           8,271,000

*Unaudited

                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME*
                                   For the periods ended September 24, 1999 and September 25, 1998

                                                                    Three Months Ended                       Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                           1999                1998                 1999                1998
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $    6,859          $  (54,414)          $   23,250          $  (50,920)
------------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (expense), net of tax:

    Net unrealized holding gains (losses) on
      securities, arising during period                             (1)                338                 (304)                289

    Less reclassification adjustment for losses
      on securities included in net income                                                                                      (10)
------------------------------------------------------------------------------------------------------------------------------------
    Other comprehensive income (expense)                            (1)                338                 (304)                279
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                 $    6,858          $  (54,076)          $   22,946          $  (50,641)
====================================================================================================================================

*Unaudited

                    WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS*
                 As of September 24, 1999 and December 31, 1998

--------------------------------------------------------------------------------
(Dollars in thousands)                                        1999         1998
--------------------------------------------------------------------------------

ASSETS

Current assets:
    Cash and equivalents                                 $  66,212    $  19,271
    Short-term investments                                  44,678       45,353
    Receivables                                             16,927       19,588
    Inventories:
        Finished goods                                       1,262          875
        Work in process                                      3,767        3,167
        Raw materials and parts                              5,039        5,664
    Deferred income tax                                     25,100       32,288
    Net current assets from discontinued operations         16,954        7,453
    Other                                                    3,559       17,449
--------------------------------------------------------------------------------
    Total current assets                                   183,498      151,108
--------------------------------------------------------------------------------

Property, plant, and equipment                              65,803       68,420
    Accumulated depreciation and amortization              (41,599)     (44,829)
--------------------------------------------------------------------------------
    Property, plant, and equipment--net                     24,204       23,591
--------------------------------------------------------------------------------
Net non-current assets of discontinued operations                        16,965
Other assets                                                 4,255       10,716
--------------------------------------------------------------------------------
                                                         $ 211,957    $ 202,380
================================================================================

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
    Payables                                             $   5,709    $   9,685
    Accrued liabilities                                     44,249       50,405
--------------------------------------------------------------------------------
    Total current liabilities                               49,958       60,090
--------------------------------------------------------------------------------
Long-term obligations                                        5,868        8,611
--------------------------------------------------------------------------------

Shareowners' equity:
    Common stock                                            36,331       34,454
    Retained earnings                                      119,952       99,073
    Accumulated comprehensive income (loss)                   (152)         152
--------------------------------------------------------------------------------
    Total shareowners' equity                              156,131      133,679
--------------------------------------------------------------------------------
                                                         $ 211,957    $ 202,380
================================================================================
*Unaudited

                          WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS*
              For the periods ended September 24, 1999 and September 25, 1998

                                                                         Nine Months Ended
-------------------------------------------------------------------------------------------
(Dollars in thousands)                                                   1999         1998
-------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

      Net income (loss)                                             $  23,250    $ (50,920)
      Reconciliation of net income (loss) to net cash
        provided (used) by operating activities:
           Depreciation and amortization                                2,919        3,074
           (Gain) loss on disposal of property, plant and
                equipment                                              (9,523)     (14,719)
           Deferred income taxes                                        7,407      (16,160)
           Results of discontinued operations and gain on
                disposal                                              (11,129)      54,138
           Net changes in:
                Receivables                                             2,661        7,324
                Inventories                                              (362)       1,976
                Other assets                                           13,932       (6,177)
                Accruals and payables                                 (12,764)     (24,816)
-------------------------------------------------------------------------------------------
      Net cash provided (used) by continuing operating activities      16,391      (46,280)
          Net cash provided (used) by discontinued operations          (1,286)       3,255
-------------------------------------------------------------------------------------------
      Net cash provided (used) by operating activities                 15,105      (43,025)
-------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

      Additions of property, plant, and equipment                      (4,179)      (3,075)
      Proceeds from sale of short-term investments                     44,664       32,461
      Purchases of short-term investments                             (44,512)     (94,938)
      Proceeds from sale of discontinued operations                    19,878
      Proceeds from sale of real property                              16,875       15,892
      Proceeds on asset retirements and other                            (283)           5
-------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                       32,443      (49,655)
-------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:

      Payments on long-term borrowing                                    (113)        (103)
      Proceeds from issuance of common stock                            1,877        1,459
      Repurchase of common stock                                                   (22,963)
      Dividends paid                                                   (2,371)      (2,899)
-------------------------------------------------------------------------------------------
Net cash used by financing activities                                    (607)     (24,506)
-------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents                        46,941     (117,186)
Cash and equivalents at beginning of period                            19,271      134,462
-------------------------------------------------------------------------------------------
Cash and equivalents at end of period                               $  66,212    $  17,276
===========================================================================================

*Unaudited

Item 1.           Financial Statements (continued)
--------------------------------------------------------------------------------

                  Supplementary information to the financial statements:

                  A dividend of twelve cents per share was declared and paid during the third quarter of 1999 and 1998.

                  Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the period.


Earnings per share computation for continuing operations:

Dollars in thousands,
except per share amounts                       Three Months Ended           Nine Months Ended
---------------------------------------------------------------------------------------------------
                                           September 24,  September 25, September 24, September 25,
                                               1999          1998           1999          1998
---------------------------------------------------------------------------------------------------
Denominator for basic per share:

    Weighted average shares outstanding     6,603,000      7,857,000      6,576,000     8,122,000
                                           ----------     ----------     ----------    ----------
Denominator for diluted per share:

    Weighted average shares outstanding     6,603,000      7,857,000      6,576,000     8,122,000

    Effect of dilutive stock options          238,000                       148,000       149,000
                                           ----------     ----------     ----------    ----------

    Diluted average common shares           6,841,000      7,857,000      6,724,000     8,271,000
                                           ----------     ----------     ----------    ----------

Net income from continuing operations
    (numerator)                            $    6,859     $   (8,891)    $   12,121    $    3,218
                                           ==========     ==========     ==========    ==========

Basic net income per share
    from continuing operations                   1.04    $     (1.13)   $      1.84   $      0.40
Diluted net income per share from
    continuing operations                        1.00    $     (1.13)   $      1.80   $      0.39


         The calculation is submitted in accordance with Regulation S-K, Item 601 (b)(11).


     For the three months ended September 25, 1998, the incremental shares from the assumed exercise of 149,000 stock options, are not included in computing the dilutive per share amounts because continuing operations resulted in a loss and such assumed conversion would be antidilutive.

     The weighted average options outstanding to purchase 392,000 and 1,194,000 shares of common stock were not included in the computation of diluted per share amounts for the three months ended September 24, 1999 and September 25, 1998, respectively, because the weighted average exercise prices were greater than the average market prices of the common shares. Weighted

Item 1.           Financial Statements (continued)
--------------------------------------------------------------------------------

                  average exercise prices of $39.91 in 1999 and $30.82 in 1998 exceeded the average market prices of $32.84 and $21.68, respectively.

                  The weighted average options outstanding to purchase 436,000 and 862,000 shares of common stock were not included in the computation of diluted per share amounts for the nine months ended September 24, 1999 and September 25, 1998, respectively, because the weighted average exercise prices were greater than the average market prices of the common shares. Weighted average exercise prices of $39.43 in 1999 and $33.84 in 1998 exceeded the average market prices of $27.32 and $24.64, respectively.


                  Business Segment Reporting -- Prior to the second quarter of 1999, the company operated in two segments: Semiconductor Equipment and Wireless Communications. In July 1999 the company completed the sale of its Semiconductor Equipment Group (SEG) business, which was included in the second quarter 1999 financial results as a discontinued operation. In addition, the company's remaining business, Wireless
                  Communications, was separated into two reportable business segments: Wireless Products Group (WPG) and Telecommunications Group (TG).

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

                  WPG and TG became significant relative to the continuing operations after the divestiture of the SEG business. Going forward, each Group is expected to focus on its respective core products and markets. Each Group's progress and performance will be reviewed separately based on its respective strategic and tactical plans.

                  Sales to external customers and pre-tax profit (loss) from continuing operations by business segment are as follows:

                                                         Three months ended September 24,1999 and September 25, 1998

                                                                     Sales                    Pre-tax income (loss)
                                                          -----------------------------------------------------------
                  (in thousands)                             1999             1998            1999            1998
                  ---------------------------------------------------------------------------------------------------
                  Wireless Products Group                 $ 16,524         $ 11,556         $    125        $ (2,118)
                  Telecommunications Group                  12,267            7,513            1,053         (12,634)
                  Corporate                                                                   (1,640)
                  ---------------------------------------------------------------------------------------------------
                  Income from continuing operations                                             (462)        (14,752)
                  Other income (expense)-net                                                  10,637           1,580
                  ---------------------------------------------------------------------------------------------------
                  Total                                   $ 28,791         $ 19,069         $ 10,175        $(13,172)
                  ===================================================================================================

                                                         Nine months ended September 24,1999 and September 25, 1998

                                                                         Sales              Pre-tax income (loss)
                                                          -----------------------------------------------------------
                  (in thousands)                              1999             1998             1999            1998
                  ---------------------------------------------------------------------------------------------------
                  Wireless Products Group                 $ 63,740         $ 34,579         $  4,461        $ (2,206)
                  Telecommunications Group                  34,571           41,331            2,930         (12,990)
                  Corporate                                                                   (1,640)
                  ---------------------------------------------------------------------------------------------------
                  Income from continuing operations                                            5,751         (15,196)
                  Other income (expense)-net                                                  12,206          19,964
                  ---------------------------------------------------------------------------------------------------
                  Total                                   $ 98,311         $ 75,910         $ 17,957        $  4,768
                  ===================================================================================================

Item 1.           Financial Statements (continued)
--------------------------------------------------------------------------------

                  Discontinued Product Line and Related Restructuring Charges --
                  During the third quarter of 1998, the TG segment  discontinued
                  its Base2(TM)  base-station product line after reassessing key
                  customer  needs  and  market   conditions.   Inventory,   demo
                  equipment,  and specialized  fixed assets  associated with the discontinued  product were written down in the  restructuring.
                  The company  recorded charges of $6.1 million related to fixed assets, inventory, severance and other exit costs as follows:
                                                                             Accrued
                                                                          Severance,
                                                                       Benefits, and         Write Down of         Write Down
                 (in thousands)                                          Other Costs          Fixed Assets       of Inventory
                 ------------------------------------------------------------------------------------------------------------
                 Restructuring provision                                        $448                $2,252             $3,399
                                                                                      =======================================

                 Amount paid in 1998                                             213
                 Amount paid in 1999                                             235
                 ====================================================================
                 Balance at September 24, 1999                                  $  0
                 ====================================================================

                  Subsequent Events -- On October 1, 1999, the company completed the sale of one of its long-term lease interests in Palo Alto to Stanford University resulting in net proceeds of about $54.0 million. This transaction and any resulting gain will be reported in the company's fourth quarter financial results.

                  On October 26, 1999, the company announced it has entered into a definitive merger agreement with FP-WJ Acquisition Corp., a new company formed by certain investment funds managed by Fox Paine & Company, LLC ("FP-WJ"). Under the terms of the merger agreement, the company's outstanding common shares would be converted into the right to receive $41.125 per share in cash. This transaction is not yet complete and is subject to certain conditions in addition to the receipt of funding under financing commitments, approval by the company's shareowners and customary government approvals, and the completion of the sale of TG to Marconi North America, Inc. See Part I, Item 2, under "Divestiture Activities".

                  There can be no assurance that the pending sale of TG or the merger with FP-WJ will be completed nor can there be any assurance that the company will be able to complete its strategy for the sale of the entire company.

                  Subsequent to the third quarter and in connection with the pending merger transaction with an FP-WJ, four purported shareholder class action lawsuits have been filed against the company and its directors in the California Superior Court for the County of Santa Clara: Rosenzweig v. Watkins-Johnson Company, et al., Case No CV7885528; Soshtain v.
                  Watkins-Johnson Co., et al., Case No CV785560; Leong v. Watkins-Johnson Company, et al., Case No CV785617; and Fong v. Watkins-Johnson Co., et al., Case No. CV785683. These lawsuits allege essentially the same ground for relief, namely that the individual defendants breached their fiduciary duty to the company's shareowners in connection with the merger by failing to maximize the value of the company through an approprate process for eliciting and evaluating bids in order to entrench themselves in office and serve their personal interests. Three of the four lawsuits include, in the relief sought, preliminary and permanent injunctions against the completion of the merger. Two of the four lawsuits also seek an order permitting a stockholder's committee comprised exclusively of members of the purported class and their representative to establish procedures, and independent input by the plaintiffs and the classes they purportedly represent in connection with any proposed transction for WJ shares. To the company's knowledge no motion has been filed for injunctive relief in any of these lawsuits. WJ considers that these lawsuits are without merit and intends to defend against all of them vigoursly.

                  Recently Issued Accounting Standard--In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities
                  -  Deferral  of  the  Effective   Date  of

Item 1.           Financial Statements (continued)
--------------------------------------------------------------------------------

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

                          PART I--FINANCIAL INFORMATION

Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

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


                  Financial Condition and Liquidity

                  On September 24, 1999, cash and equivalents and short-term investments totaled $110.9 million, an increase of $46.3 million from the year-end balance of $64.6 million. The increase is attributable mostly to the following transactions:
                  Net proceeds of $19.9 million from sale of a discontinued operation--SEG business, and $16.9 million from sale of the remaining San Jose, California facility. See a more detailed discussion of these completed transactions under "Divestiture Activities" below. In addition, the company's cash position was improved by an income tax refund of $12.0 million received in 1999 as a result of the 1998 net operating loss.

                  At the end of the third quarter, the company's principal source of liquidity consisted of $66.2 million in cash and equivalents plus short-term investments valued at $44.7 million. The company invests its excess cash and equivalents in securities with maturity periods exceeding 90 days to take advantage of the higher yields. These short-term investments, which consist primarily of high grade debt securities, are subject to interest rate risk and rise and fall in value as market interest rates change.

                  At the end of the third quarter, there were no material commitments for capital expenditures. Based on current plans and business conditions, the company believes that its existing cash and equivalents, short-term investments and cash generated from operations will satisfy anticipated cash and working capital requirements for the next twelve months.

                  Divestiture Activities

                  On March 31, 1999, the company sold the high-density plasma chemical vapor deposition (HDPCVD) intellectual property assets and related hardware of SEG. In July 1999, the company sold the remainder of its SEG business, consisting of atmospheric pressure chemical vapor disposition products (APCVD). These transactions completed the divestiture of SEG resulting in a net gain of $7.3 million included in the company's second quarter financial results as a disposition of a discontinued operation.

                  On August 18, 1999, the company announced a definitive agreement to sell substantially all of TG's assets to a unit of Marconi North America, Inc., a subsidiary of the General Electric Company p.l.c. of the United Kingdom. The sale is not yet complete and is subject to certain conditions in addition to approval by the company's shareowners and government approvals.

                  On September 16, 1999, the company completed the sale of its remaining San Jose, California facility including a 190,000 square foot building resulting in a pre-tax gain of $9.7 million. This transaction was included in the company's third quarter financial results.

                  On October 1, 1999, the company completed the sale of one of its long-term lease interests in Palo Alto to Stanford University resulting in net proceeds of about $54.0 million. This transaction and any resulting gain will be reported in the company's fourth quarter financial results.

                  On October 26, 1999, the company announced it has entered into a definitive merger agreement with FP-WJ Acquisition Corp., a new company formed by certain investment funds managed by Fox Paine

Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)
--------------------------------------------------------------------------------

                  & Company, LLC ("FP-WJ"). Under the terms of the merger agreement, the company's outstanding common shares would be converted into the right to receive $41.125 per share in cash. This transaction is not yet complete and is subject to certain conditions in addition to the receipt of funding under financing commitments, approval by the company's shareowners and customary government approvals, and the completion of the sale of TG to Marconi North America, Inc.

                  There can be no assurance that the pending sale of TG or the merger with FP-WJ will be completed nor can there be any assurance that the company will be able to complete its strategy for the sale of the entire company.

                  Current Operations and Business Outlook

                  During the third quarter 1999, WPG received $23.5 million of new orders, an increase 49% from the $15.8 million received in the second quarter and an increase of 3.5% from the $22.7 million during the same quarter one year ago. New orders received by WPG included key orders from communication equipment leaders such as Lucent Technologies, Inc. and Nortel Networks. Approximately 20% of the orders were received for WPG's components and repeater products.

                  During the third quarter 1999, TG received $14.5 million of new orders, an increase of 2.8% from the second quarter of $14.1 million and 59% more than the $9.1 million during the same quarter one year ago. Larger than expected orders were received from U.S. government agencies.

                  At the end of the third quarter, the company's total backlog was $77.9 million. This was about 13% higher than the $68.7 at the end of the second quarter, and about 18% higher than the $66.0 million of a year ago. Of the total $77.9 million backlog, WPG's was $43.4 million while TG's was $34.5 million. Since the company's backlog can be canceled or rescheduled, backlog is not necessarily a meaningful indicator for future revenue.

                  With the divestiture of the SEG business completed in the second quarter, the company has been focusing on the WPG and TG businesses. Based on current quarter and year-to-date results, both businesses are on track to exceed their targeted profit plans for the year. Although long-term prospects for both businesses appeared positive, it should be noted that short-term demand variations by key customers may affect short-term quarterly results. In addition, the wireless and telecommunications industries are subject to various regulatory agencies of federal, foreign, state and local governments which can affect market dynamics, causing unforeseen ebb and flow of orders and delivery requirements. Domestic and international competition from a number of firms, some of whom are larger than the company, is intense. Other risks and factors discussed in the company's 1998 Form 10-K/A could significantly affect the company's future operating results.

                  Third Quarter 1999 Compared to Third Quarter 1998

                  Sales for WPG increased to $16.5 million in 1999 from $11.6 million in 1998, or 42%. Sales continued to grow compared to 1998, but grew at a slower rate when compared to the first half of 1999. The increase in sales was from various product areas including radio frequency (RF) devices and subassemblies, repeaters and PCS converters.

                  Sales for TG increased to $12.3 million in 1999 compared to $7.5 million in 1998, or 64%. The 1998 third quarter was a low period for TG as a key product line, Base2(TM), was discontinued and TG refocused on its core products and customers.

                  Gross margin for WPG increased to 41% in 1999 from 27% in 1998 mostly due to higher volume. Also in 1998, start-up costs related to a wireless-local-loop product were incurred.

                  Gross margin for TG increased to 37% in 1999 compared to a loss in 1998. TG's 1999 third quarter results continued to indicate that the 1998 restructuring and realignment were positive relative

Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)
--------------------------------------------------------------------------------

                  to current business conditions. Included in the 1998 third quarter was a $3.4 million inventory write down associated with the discontinued Base2 product line, and $6.7 million of charges for problem contracts and slow-moving inventory.

                  WPG research and development expenses were $4.4 million in 1999 or 27% of sales, compared to $3.9 million in 1998, or 34% of sales. Research and development activities are expected to remain at the current level for the rest of 1999. WPG has been focused on bringing new products to market efficiently to take advantage of the growing market.

                  TG research and development expenses decreased from 20% of sales in 1998 to 5% in 1999 as the group halted its spending on the discontinued Base2 product in September 1998. Actual expenses decreased from $1.5 million in 1998 to $0.6 million in 1999. TG believes the current level of research and development activity is sufficient in sustaining its refocused core business.

                  WPG's selling and administrative expenses increased to $2.3 million or 14% of sales in 1999, from $1.3 million or 11% of sales in 1998. For the full year 1999, WPG's selling and administrative expenses are expected to be within planned levels at about 11% of sales.

                  Excluding the 1998 restructuring charges of $2.7 million, TG's selling and administrative expenses were $2.9 million in 1999 compared to $3.4 million in 1998, or a 15% decline. The decline was attributable to the restructuring actions taken in 1998.

                  The company incurred additional expenses totaling $1.6 million related to the pending transactions as discussed under "Divestiture Activities" in this Part I, Item 2. Although the transactions are pending, the related expenses must be charged against earnings as they are incurred.

                  Interest income decreased to $1.1 million in 1999 compared to $1.4 million in 1998 mostly due to higher funds available for investment in the third quarter of 1998. In 1999, the sale of the company's remaining San Jose, California facility was completed in the third quarter resulting in $9.7 million of pre-tax gain.

                  Due to the combined effect of the above, net income from continuing operations in 1999 was $6.9 million, or $1.00 per diluted share, compared to a net loss of $8.9 million in 1998, or $1.13 loss per diluted share.

                  Year-to-date 1999 Compared to Year-to-date 1998

                  WPG sales increased 84% to $63.7 million in 1999 from $34.6 million in 1998. WPG continued to grow in all product areas particularly with strong shipments of wireless-local-loop products in the first half of 1999.

                  Although TG sales decreased from $41.3 million in 1998 to $34.6 million in 1999, or 16%, it was in line with TG's expectations after restructuring in 1998. TG's efforts in refocusing on its core products and customers have been positive as its orders and sales have been stabilized for the first three quarters of 1999.

                  Gross margin for WPG improved to 38% in 1999 from 32% in 1998 as the group continued to benefit from higher volume and economies of scale.

                  Gross margin for TG was 38% in 1999 compared to 21% in 1998. Included in 1998 was a $3.4 million inventory write down associated with the discontinued Base2 product line, and $6.7 million of charges for problem contracts and slow-moving inventory.

                  WPG research and development expenses increased from $9.1 million in 1998 to $13.0 million in 1999. The expenditures were within WPG's plans. WPG's product development activities are

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------------------

                  expected to continue at its current pace as it is committed to introduce new quality products to its rapidly growing market in a timely manner.

                  TG research and development expenses decreased substantially from $7.6 million in 1998 to $2.1 million in 1999. The drop was mostly due to spending being curbed on the discontinued Base2 product line since third quarter 1998.

                  WPG selling and administrative expenses decreased from 12% of sales in 1998 to 11% of sales in 1999 as expected due to higher business volume. Actual expenses increased from $4.2 million to $6.8 million and were within WPG's plans.

                  Excluding 1998 restructuring charges of $2.7 million, TG selling and administrative expenses decreased from $11.5 million in 1998 to $8.1 million in 1999. Based on the results of the first three quarters of 1999, the decrease was mostly due to the resizing of the TG business in 1998.

                  The company incurred additional expenses totaling $1.6 million related to a number of pending transactions as discussed in this Part I, Item 2, under "Divestiture Activities". Although some of the transactions are still pending, the related expenses have to be charged against earnings as they are incurred.

                  Interest income decreased to $2.7 million in 1999 compared to $4.7 million in 1998 mostly due to higher funds available for investment in 1998 than in 1999. In 1999, the sale of the company's remaining San Jose, California facility was completed in the third quarter resulting in $9.7 million of pre-tax gain. In 1998, the sale of about 15 acres of undeveloped land adjacent to the San Jose, California facility was sold resulting in about $15.0 million of pre-tax gain.

                  Due to the combined effect of the above, net income from continuing operations in 1999 was $12.1 million, or $1.80 per diluted share, compared to $3.2 million in 1998, or $0.39 per diluted share.

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

                  The Y2K issue (both IT and non-IT) for company products is being addressed by WPG and TG, respectively. The company believes the Y2K situation is an issue for only certain non-core products. Customers have been notified as to what effect, if any, Y2K will have on their products and solutions developed as needed. The respective business units have also addressed non-IT issues with respect to

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------------------

                  their manufacturing facilities and there are no known non-IT issues that will adversely impact the company's operations.

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

                  Expenditures specifically related to software modifications for year 2000 compatibility are not expected to have a material effect on the company's operations or financial position. The cost to address and remedy the company's Y2K issues was less than $100,000 for the years 1997 and 1998 and is expected to be the same in 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------------------

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risks
--------------------------------------------------------------------------------

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

                                                              Expected Maturity         Weighted Average
                                                                   Amounts                  Interest
                  Expected Maturity Dates                       (in thousands)                Rate
                  -------------------------------------      ---------------------     -------------------
                  Cash and equivalents:
                  1999                                             $  6,212                   4.83%
                                                                   ========

                  Short-term investments:
                  1999                                                1,973                   5.39%
                  2000                                               27,774                   5.74%
                  2001                                               10,966                   5.74%
                  2002                                                3,965                   5.61%
                                                                   --------
                  Fair value at
                     September 24, 1999                            $ 44,678
                                                                   ========

Item 3.           Quantitative and Qualitative Disclosures About Market Risks
                  (continued)
--------------------------------------------------------------------------------

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

                  Additional information regarding market risks is disclosed in Notes 1, 2 and 3 to the consolidated financial statements included in Part II, Item 8 of the company's Form 10-K/A for the year ended December 31, 1998.

                           PART II--OTHER INFORMATION

Item 1.           Legal Proceedings
-----------------------------------

                  See Part I, Item 1, under "Subsequent Events".

Item 2.           Changes in Securities and Use of  Proceeds
------------------------------------------------------------

                  Not applicable.

Item 3.           Defaults Upon Senior Securities.
--------------------------------------------------

                  Not applicable.


Item 4.           Submission of Matters to a Vote of Security Holders.
----------------------------------------------------------------------

                  Not applicable.

Item 5.           Other Information
-----------------------------------

                  See Part I, Item 1, under "Subsequent Events" and Part I, Item 2, under "Divestiture Activities".

Item 6.           Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

                  a) A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index, which immediately precedes the exhibits. The exhibits are numbered according to Item 601 of Regulation S-K.

                  b) A Form 8-K filing was filed on July 21, 1999 reporting the completion of the divestiture of the company's Semiconductor Equipment Group business on July 6, 1999.

                           Form 8-K's were filed on August 18,1999 and September 27, 1999 reporting that the company had entered into a definitive agreement, and an amended and restated agreement, respectively, to sell its Telecommunication Group business to a subsidiary of Marconi North America, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              WATKINS-JOHNSON COMPANY
                                                  (Registrant)



Date    November 8, 1999               By: /s/      W. Keith Kennedy, Jr.
    --------------------------           ---------------------------------------
                                                    W. Keith Kennedy, Jr.
                                           President and Chief Executive Officer






Date    November 8, 1999               By: /s/       Scott G. Buchanan
    --------------------------           ---------------------------------------
                                                     Scott G. Buchanan
                                                  Executive Vice President,
                                                   Chief Financial Officer
                                                       and Treasurer

                                  EXHIBIT INDEX

The Exhibits below are numbered according to Item 601 of Regulation S-K.

Exhibit
Number   Exhibit
------   -------

3.1      *  Articles of Incorporation of Watkins-Johnson Company, as amended May
            8, 1989

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

10.6        Deleted

10.7        Deleted

10.8        Deleted

Exhibit
Number      Exhibit
------      -------

10.9        Deleted

10.10       Deleted

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

10.18    ** Purchase  and  Sale  Agreement,  dated  May 2,  1997,  by and  among
            Watkins-Johnson Company and CarrAmerica Realty for sale of undeveloped land in San Jose, California, including the August 15, 1997 First Amendment to and Reaffirmation of Purchase and Sale Agreement.

10.19    ** Resolution of the Board of Directors of  Watkins-Johnson,  effective
            December 31, 1998, for the termination of the company's 1994 Top Management Deferred Compensation Plan and the company's Top Management Incentive Bonus Plan.

10.20    ** Form of  Severance  Agreement,  dated  September  28,  1998,  by and between Watkins-Johnson Company and the following officers of the company: Dr. Patrick J. Brady, Malcolm J. Caraballo, and Robert G. Hiller.

Exhibit
Number   Exhibit
------   -------

10.21    ** Amended and Restated  Employment  Agreement made as of March 2, 1998 and amended and restated in its entirety effective as of January 25, 1999 by and between W. Keith Kennedy and Watkins-Johnson Company.

10.22    ** Form of  employment  Agreement,  dated  February  22,  1999,  by and between Watkins-Johnson Company and the following officers of the company: Scott G. Buchanan, Dr. Frank E. Emery, Darryl T. Quan and Claudia D. Kelly.

10.24    ** Amended and Restated Severance Agreement  originally dated September
            28, 1998 and amended and restated in its entirety effective as of January 25, 1999 by and between Watkins-Johnson Company and Scott G. Buchanan.

10.25    ** Terms of Employee Rentention Program dated March 1, 1999.

10.26 Form of Amended and Restated Severance Agreement originally dated September 28, 1998 and amended and restated in its entirety effective January 25, 1999 and July 9, 1999 by and between Watkins-Johnson Company and the following officers of the company:
            Dr. Frank E. Emery, Darryl T. Quan and Claudia Kelly.

10.27 Amended and Restated Severance Agreement originally dated September 28, 1998 and amended and restated in its entirety effective January 25, 1999 and July 9, 1999 by and between Watkins-Johnson Company and Scott G. Buchanan.

10.28 Remediation Agreement entered into on July 13, 1999 by and between SECOR International Incorporated ("SECOR"), a Delaware corporation and Watkins-Johnson Company, for professional environmental services for 3333 Hillview Avenue, Palo Alto, California.

10.29 Purchase and Sale Agreement entered into August 21, 1999 by and between Watkins-Johnson Company and Lincoln Property Company Commercial Inc for the sale of land and building at 2525 North First Street, San Jose, California.

10.30 Agreement for Assignment of Leasehold Interest, Sublease of Property, Leaseback of Real Property, and Joint Escrow Instructions entered into on September 30, 1999 by and between the Board of Trustees of the Leland Stanford Junior University and
            Watkins-Johnson company for buildings 3, 4 and 5 located at 3333 Hillview Avenue, Palo Alto, California.

10.31    *  Watkins-Johnson  Company Unaudited ProForma  Condensed  Consolidated
            Financial Information on Form 8-K, filed on July 21, 1999 reporting the completion of the divestiture of the company's Semiconductor Equipment Group business on July 6, 1999 and related amendment to the Securities Purchase Agreement dated April 30, 1999 between Silicon Valley Group, Inc. and Watkins-Johnson Company (Commission File No. 1-5631).

10.32    *  Purchase Agreement,  dated August 18, 1999, between  Watkins-Johnson
            Company and Tracor, Inc. providing for the sale of the company's Telecommunications Group (filed as Exhibit 2.1 to Form 8-K filed on August 18, 1999, Commission File No. 1-5631).

Exhibit
Number    Exhibit
------    -------

10.33    *  Amended and  Restated  Purchase  Agreement,  dated  August 18, 1999, between Watkins-Johnson Company and Tracor, Inc., with Marconi Aerospace Electronics Systems, Inc. as Assignee of the rights and obligations of Tracor, Inc. (filed as Exhibit 10.1 to Form 8-K filed on October 7, 1999, Commission File No. 1-5631).

10.34 Resolution passed by the Board of Directors on July 2, 1999 to provide compensation to retired directors.

27.1        Financial Data Schedule for the quarter ended September 24, 1999

27.2        Restated Financial Data Schedule for the quarter ended September 25,
            1998.

27.3        Restated  Financial  Data  Schedule for the year ended  December 31,
            1998.

27.4        Restated  Financial  Data  Schedule for the year ended  December 31,
            1997.

27.5        Restated  Financial  Data  Schedule for the year ended  December 31,
            1996.

         *  Incorporated by reference to exhibits indicated for each item.

         ** Incorporated by reference to the company's Form 10K/A filed on November 2, 1999 for the fiscal year ended December 31, 1998.