Form 10-Q/A
period 1999-09-24
WATKINS JOHNSON CO
filed 1999-11-15
CIK 105006

FORM 10-Q/A

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

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

                  a) Part II Item 6(a) is hereby amended to add Exhibit to add Exhibit 10-35.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              WATKINS-JOHNSON COMPANY
                                                  (Registrant)



Date    November 15, 1999              By: /s/      W. Keith Kennedy, Jr.
    --------------------------           ---------------------------------------
                                                    W. Keith Kennedy, Jr.
                                           President and Chief Executive Officer






Date    November 15, 1999              By: /s/       Scott G. Buchanan
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

Exhibit
Number                   Exhibit
------                   -------

10.33 *Amended and Restated Purchase Agreement, dated August 18, 1999, between Watkins-Johnson Company and Tracor, Inc., with Marconi Aerospace Electronics Systems, Inc. as Assignee of the rights and obligations of Tracor, Inc. (filed as Exhibit 10.1 to Form 8-K filed on October 7, 1999, Commission File No. 1-5631).

10.34 Resolution passed by the Board of Directors on July 2, 1999 to provide compensation to retired directors.

10.35 Amended and Restated Employment Agreement originally dated March 2, 1998 and amended and restated in its entirety effective January 25, 1999 and July 9, 1999 by and between Watkins-Johnson Company and W. Keith Kennedy.

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