Form 10-K405/A
period 1998-12-31
WATKINS JOHNSON CO
filed 1999-12-10
CIK 105006

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

For the transition period from ________________________ to _____________________


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

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
      Title of each class                            on which registered
----------------------------------            ----------------------------------
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

                                                        As of September 24, 1999
Aggregate market value of the voting stock              ------------------------
held by non-affiliates of the registrant:                     $170,616,287
Number of shares outstanding: Common stock, no par value    6,627,000 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions  of  the   Watkins-Johnson   Company   Notice  of  Annual   Meeting  of
Shareowners--April 29, 1999 and Proxy Statement filed with the commission pursuant to Regulation 14A are incorporated by reference into Part III.

             Explanatory Note: This Form 10-K/A is being filed to restate in its entirety the Form 10-K/A filed on November 2, 1999, and provide certain additional information.

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

                                     Part I

Item 1.      Business

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

             Subsequent Events Affecting this Form 10-K/A--On March 1, 1999, the company announced that, after a strategic review performed by its investment banking firm, it would pursue a sale of the company, either in its entirety or through sales of its individual business segments. On July 6, 1999, Watkins-Johnson completed the sale of its Semiconductor Equipment Group as reported on a Form 8-K filed on July 21, 1999. See other subsequent events that occurred after December 31, 1998 in Note 12 to the consolidated financial statements.

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

             WPG and TG became significant relative to the continuing operations after the divestiture of the semiconductor equipment business. Going forward, each Group is expected to focus on its respective core products and markets. Each Group's progress and performance will be reviewed separately based on its respective strategic and tactical plans.

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

             WPG is penetrating the growing market for RF components by expanding its gallium arsenide (GaAs) integrated-circuit fabrication capability and actively marketing WJ-manufactured devices to the wireless industry. Historically, WPG has manufactured GaAs devices only for its own use. The WJ AH1 and RH1 GaAs amplifier chips are getting good acceptance by base station manufacturers worldwide. The advantage of this amplifier is its ultralinear performance, which base station producers need for quality digital wireless performance. These devices offer excellent performance, and an updated and expanded fabrication facility enables the company to sell them on the open market at competitive prices. The relocation and consolidation of the GaAs and thin film processing and design organization to the Milpitas, California, facility is on schedule and is expected to be completed in the first half of 1999.

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

             Additional information regarding TG along with a discussion of risks and uncertainties that may effect future results is included in Part I, Item 7, of this Form 10-K/A.

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

Stock price                                          High         26 7/8      32 3/8      37 1/4      35 3/4
(NYSE-in dollars)                                    Low          22 1/8      22 1/4      30 3/4      24 3/16

Item 6.      Selected Financial Data

(Dollars in thousands,
except per share amounts)                1998          1997          1996           1995           1994
-----------------------------------------------------------------------------------------------------------
OPERATING RESULTS*

Sales                                 $   115,219   $   104,817   $    76,683    $    62,123    $    65,794
Net income (loss) from
    continuing operations                   5,080         5,036        (6,335)        (3,184)         3,969
Basic net income (loss) per share
    from continuing operations               0.66          0.61         (0.77)         (0.40)          0.53
Diluted net income (loss) per share
    from continuing operations               0.65          0.59         (0.77)         (0.40)          0.49
Dividends per share                   $      0.48   $      0.48   $      0.48    $      0.48    $      0.48
Basic average common shares             7,737,000     8,258,000     8,265,000      7,938,000      7,425,000
Diluted average common shares           7,857,000     8,509,000     8,265,000      7,938,000      8,153,000

FINANCIAL POSITION*

Working capital**                     $    83,565   $   128,381   $    41,576    $    41,124    $    36,273
Total assets                              202,380       300,942       233,139        232,246        192,428
Long-term obligations                       8,611        10,534        13,124         16,088         16,574
Shareowners' equity                       133,679       220,987       195,005        191,253        149,626
Shareowners' equity per share         $     20.42   $     26.75   $     23.41    $     23.54    $     19.75
Number of shareowners                       8,500         6,500         5,400          4,900          4,600

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

             During the third quarter of 1998, TG discontinued its Base2(TM) base-station product line after reassessing key customer needs and market conditions. The reassessment involved extensive sales effort throughout the world and visiting targeted OEM customers. It was concluded that the Base2 system was too costly for smaller carriers and was incompatible with the mobile switching equipment requirements of the larger carriers. A series of sales discussions with large base station OEMs revealed that the system, as designed, could not be directly partitioned for sale as separate subsystems. There was no other known alternative use for the product. As a result, inventory, demo equipment, and customized fixed assets associated with this product line were written down in the restructuring. The company recorded charges of $6.1 million related to the write down of nonproductive equipment, discontinued products and exit costs as more fully described in Note 11 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K/A. The annual savings from these actions are estimated to be about $2.0 million beginning in 1999.

             Looking forward, the company believes the restructuring allows TG to refocus on its core business, which is the designing and manufacturing of equipment and related processes with applications in government intelligence, signal surveillance and military communications. See a more detail discussion about TG's business in
             Part I, Item 1of this Form 10-K/A. Operations and business outlook for each of the company's business segments are discussed in more detail below.

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

             Looking forward, the company expects WPG to continue growing although no assurance can be given. If the economy in general stays strong, the company expects WPG to be profitable in 1999. WPG intends to focus on the following opportunities to continue its growth: gallium-arsenide (GaAs) semiconductor devices, repeaters, and advanced RF technology.

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

             Expenditures specifically related to software modifications for year 2000 compatibility are not expected to have a material effect on the company's operations or financial position. The cost to address and remedy the company's Y2K issues was less than $100,000 for each of the years 1997 and 1998 and is expected to be the same for 1999.

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

                                                   Expected Maturity           Weighted Average
                                                        Amounts                    Interest
             Expected Maturity Dates                 (in thousands)                  Rate
             ----------------------------------- -----------------------    ---------------------
                 Cash and equivalents:
                     1999                               $19,271                    4.41%
                                                        =======
                 Short-term investments:
                     1999                                22,021                    5.64%
                     2000                                15,235                    5.91%
                     2001                                 8,097                    5.85%
                                                        -------
                     Fair value at
                        December 31, 1998               $45,353
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

Item 8.      Financial Statements and Supplementary Data

                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Year Ended December 31
--------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)                   1998           1997          1996
                                                               -----------------------------------------
                                                                          (As Restated - Note 12)
--------------------------------------------------------------------------------------------------------
Sales                                                          $   115,219    $   104,817    $    76,683
--------------------------------------------------------------------------------------------------------

Costs and expenses:

    Cost of goods sold                                              81,320         65,558         53,942
    Cost of goods sold-write down of
        discontinued products                                        3,399
    Selling and administrative                                      19,636         17,352         17,267
    Restructuring charges                                            2,700
    Research and development                                        21,861         22,861         13,985
--------------------------------------------------------------------------------------------------------
                                                                   128,916        105,771         85,194
--------------------------------------------------------------------------------------------------------

Loss from operations                                               (13,697)          (954)        (8,511)

Other income (expense):
    Interest income                                                  5,681          2,198            789
    Interest expense                                                  (601)          (795)        (1,574)
    Other income (expense)--net                                      1,170           (289)          (509)
    Gain on real property (Note 10)                                 14,973          7,609
--------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before
    income taxes                                                     7,526          7,769         (9,805)
Income tax benefits (expense)                                       (2,446)        (2,733)         3,470
--------------------------------------------------------------------------------------------------------

Net income (loss) from continuing operations                         5,080          5,036         (6,335)
Discontinued operations (Note 8):
    Income (loss) from discontinued operations, net of taxes       (54,288)        (1,788)         9,369
    Gain on disposition, net of taxes                                              29,677
--------------------------------------------------------------------------------------------------------
Net income (loss)                                              $   (49,208)   $    32,925    $     3,034
========================================================================================================

Basic per share amounts:
    Income (loss) from continuing operations                   $      0.66    $      0.61    $     (0.77)
    Income (loss) from discontinued operations                       (7.02)         (0.22)          1.13
    Gain on disposition of discontinued operations                                   3.60
--------------------------------------------------------------------------------------------------------
Net income (loss)                                              $     (6.36)   $      3.99    $      0.36
========================================================================================================
Basic average common shares                                      7,737,000      8,258,000      8,265,000

Diluted per share amounts:
    Income (loss) from continuing operations                   $      0.65    $      0.59    $     (0.77)
    Income (loss) from discontinued operations                       (6.91)         (0.21)          1.13
    Gain on disposition of discontinued operations                                   3.49
--------------------------------------------------------------------------------------------------------
Net income (loss)                                              $     (6.26)   $      3.87    $      0.36
========================================================================================================
Diluted average common shares                                    7,857,000      8,509,000      8,265,000


                             See notes to consolidated financial statements.


                                     WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                          Year Ended December 31
-----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                            1998                 1997              1996
                                                                  --------------------------------------------
                                                                            (As Restated - Note 12)
-----------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $(49,208)            $ 32,925            $  3,034
-----------------------------------------------------------------------------------------------------------------

Other comprehensive income, net of tax:

    Unrealized holding gains on securities-net
        of taxes of $97                                              152
-----------------------------------------------------------------------------------------------------------------
    Other comprehensive income                                       152
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                     $(49,056)            $ 32,925            $  3,034
=================================================================================================================

                                 See notes to consolidated financial statements.



                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                                 December 31
----------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)              1998        1997
                                                            ----------------------
                                                            (As Restated - Note 12)
----------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
      Cash and equivalents                                  $  19,271    $ 134,462
      Short-term investments                                   45,353
      Receivables (net of allowance for doubtful accounts
           of $1,433 in 1998 and $1,291 in 1997)               19,588       22,796
      Inventories:
           Finished goods                                         875        1,180
           Work in process                                      3,167        5,978
           Raw materials and parts                              5,664        5,333
      Deferred income taxes                                    32,288       24,830
      Income taxes receivable                                  13,570
      Net current assets of discontinued operations             7,453       25,226
      Other                                                     3,879        3,223
----------------------------------------------------------------------------------
      Total current assets                                    151,108      223,028
----------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT:
      Land                                                      2,591        3,080
      Buildings and improvements                                7,523        6,394
      Plant facilities, leased                                 11,184       11,012
      Machinery and equipment                                  47,122       46,280
----------------------------------------------------------------------------------
                                                               68,420       66,766
      Accumulated depreciation and amortization               (44,829)     (42,302)
----------------------------------------------------------------------------------
      Property, plant and equipment--net                       23,591       24,464
----------------------------------------------------------------------------------

OTHER ASSETS:
      Net noncurrent assets of discontinued operations         16,965       49,894
      Other                                                    10,716        3,556
----------------------------------------------------------------------------------
                                                            $ 202,380    $ 300,942
==================================================================================

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                      $   9,685    $   5,540
      Accrued expenses                                         16,702       17,501
      Advances on contracts                                     1,663        1,867
      Provision for losses on contracts                         5,774        2,475
      Payroll and profit sharing                                7,343       10,439
      Income taxes                                             18,923       31,599
----------------------------------------------------------------------------------
      Total current liabilities                                60,090       69,421
----------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                                           8,611       10,534
----------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 6)

SHAREOWNERS' EQUITY:
      Preferred stock, $1.00 par value--authorized
         and unissued, 500,000 shares
      Common stock, no par value--authorized,
         45,000,000 shares; outstanding: 1998,
         6,547,687 shares; 1997, 8,261,036 shares              34,454       40,631
      Retained earnings                                        99,073      180,356
      Accumulated other comprehensive income                      152
----------------------------------------------------------------------------------
      Total shareowners' equity                               133,679      220,987
----------------------------------------------------------------------------------
                                                            $ 202,380    $ 300,942
==================================================================================

                  See notes to consolidated financial statements.



                                  WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

                                                                                     Other          Total
                                                                                     Compre-        Share-
(Dollars in thousands,                          Common Stock          Retained       hensive-       owners'
except per share amounts)                  Shares       Dollars       Earnings       Income         Equity
-----------------------------------------------------------------------------------------------------------
(As Restated - Note 12)

Balance, January 1, 1996                  8,124,055    $   34,307    $  156,946    $        0    $  191,253
    Net income for 1996                                                   3,034                       3,034
    Dividends declared-$0.48 per share                                   (3,973)                     (3,973)
    Stock option transactions               205,193         4,691                                     4,691
-----------------------------------------------------------------------------------------------------------
(As Restated - Note 12)
Balance, December 31, 1996                8,329,248        38,998       156,007                     195,005
    Net income for 1997                                                  32,925                      32,925
    Dividends declared-$0.48 per share                                   (3,974)                     (3,974)
    Stock option transactions               135,988         2,778                                     2,778
    Repurchases of common stock            (204,200)       (1,145)       (4,602)                     (5,747)
-----------------------------------------------------------------------------------------------------------
(As Restated - Note 12)
Balance, December 31, 1997                8,261,036        40,631       180,356                     220,987
    Net loss for 1998                                                   (49,208)                    (49,208)
    Dividends declared-$0.48 per share                                   (3,685)                     (3,685)
    Stock option transactions                82,451         1,605                                     1,605
    Repurchases of common stock          (1,795,800)       (7,782)      (28,390)                    (36,172)
    Unrealized holding gains on
        securities-net of taxes of $97                                                    152           152
-----------------------------------------------------------------------------------------------------------
(As Restated - Note 12)
Balance, December 31, 1998                6,547,687    $   34,454    $   99,073    $      152    $  133,679
===========================================================================================================


                              See notes to consolidated financial statements.


                                           WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year Ended December 31
------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                             1998             1997               1996
                                                                                ----------------------------------------------
                                                                                          (As Restated - Note 12)
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

      Net income (loss)                                                         $ (49,208)        $  32,925         $   3,034
      Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities:
           Depreciation and amortization                                            4,118             2,968             2,352
           Gain on disposal of property, plant and equipment                      (13,545)           (6,732)
           Deferred income taxes                                                   (8,597)          (10,785)           (2,980)
           Results of discontinued operations and
               (gain) loss on disposal                                             54,288           (27,889)           (9,369)
           Restructuring write-downs - non-cash portion                             5,651
           Net changes in:
               Receivables                                                          3,207             2,895           (16,271)
               Inventories                                                           (613)           (3,334)            3,187
               Other assets                                                       (20,346)           (1,792)            3,353
               Accruals and payables                                              (14,986)           40,363            (3,208)
               Advances on contracts                                                 (204)              435               555
               Provision for losses on contracts                                    3,299             3,411                43
               Environmental remediation                                             (176)              (26)             (126)
      ------------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by continuing operating activities                 (37,112)           32,439           (19,430)
           Net cash provided (used) by discontinued operations                     (3,585)           16,229             3,218
      ------------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by operating activities                            (40,697)           48,668           (16,212)
      ------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

      Additions of property, plant and equipment                                   (7,337)           (7,025)           (3,394)
      Purchase of short-term investments                                         (101,046)
      Proceeds from sale of short-term investments                                 55,943
      Proceeds from sale of discontinued operations                                                  77,884
      Proceeds on real property sales and assets retirements                       16,334             8,538               157
      ------------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by investing activities                            (36,106)           79,397            (3,237)
      ------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:

      Payments on long-term borrowings                                               (136)           (2,362)             (123)
      Proceeds from issuance of common stock                                        1,605             2,778             4,691
      Repurchase of common stock                                                  (36,172)           (5,747)
      Dividends paid                                                               (3,685)           (3,974)           (3,973)
      ------------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by financing activities                            (38,388)           (9,305)              595
      ------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents                                  (115,191)          118,760           (18,854)
Cash and equivalents at beginning of year                                         134,462            15,702            34,556
------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                             $  19,271         $ 134,462         $  15,702
==============================================================================================================================


                                        See notes to consolidated financial statements.


                                       WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                                   Year Ended December 31
---------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                    1998             1997              1996
---------------------------------------------------------------------------------------------------------------------
Other cash flow information:
---------------------------------------------------------------------------------------------------------------------
Income taxes paid-net of refunds                                       $   9,478        $   3,143         $   5,700
Interest paid                                                              1,098            1,389             1,574
---------------------------------------------------------------------------------------------------------------------

Noncash investing and financing activities:
---------------------------------------------------------------------------------------------------------------------
Reclassification of plant held for sale from
      "Property, Plant and Equipment" to "Other Assets",
      at book value which is below market (1)                          $   6,422
---------------------------------------------------------------------------------------------------------------------

(1)  The company's San Jose,  California  plant was vacated in 1998 and held for sale. See additional  information in
     Note 10 to the consolidated financial statements.



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

Recently Issued Accounting Standard--In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS 133." These Statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains and losses resulting from changes in the fair market values of those derivative instruments would be accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. SFAS 133 will be effective for the company's year ending December 31, 2001. The company enters into forward exchange contracts to hedge sales transactions and firm commitments denominated in foreign currencies. Management does not expect these Statements to have a significant impact on the company's financial condition or results of operations.

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

                                                                      Unrealized
                                                 Amortized     Market    holding
(in thousands)                                        cost      value      gains
--------------------------------------------------------------------------------
Corporate debt securities                          $45,104    $45,353       $249
================================================================================

3.       LONG-TERM OBLIGATIONS AND LINES OF CREDIT

Long-term obligations, excluding amounts due within one year, consist of the following at December 31:

 (in thousands)                                           1998              1997
--------------------------------------------------------------------------------
 Deferred compensation                                 $   291         $   1,913
 Environmental remediation                               3,254             3,431
 Long-term leases                                        5,066             5,190
--------------------------------------------------------------------------------
 Total                                                  $8,611           $10,534
================================================================================

The current portion of long-term obligations is included in current liabilities. The expected maturity amounts are as follows: 1999, $311,000; 2000, $441,000; 2001, $378,000; 2002, $407,000; 2003, $438,000; thereafter, $6,947,000.

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

Payment obligations under existing capital and operating leases as of December 31, 1998 are as follows:

                                                           Capital     Operating
(in thousands)                                              Leases        Leases
--------------------------------------------------------------------------------
Lease payments:
      1999                                                $    635        $  564
      2000                                                     635           503
      2001                                                     635           416
      2002                                                     635             2
      2003                                                     635
      Remaining years                                        6,822
-------------------------------------------------------------------------------
Total                                                        9,997        $1,485
                                                                     ===========
Imputed interest                                            (4,795)
--------------------------------------------------------------------
Present value of lease payments
      (including current portion of $136)                 $  5,202
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

Rent expense included in continuing operations for property and equipment relating to operating leases is as follows:

(in thousands)                                 1998          1997          1996
--------------------------------------------------------------------------------
Real property                                $   514       $   126      $   164
Equipment                                        192           593          417
--------------------------------------------------------------------------------
Total                                        $   706       $   719      $   581
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

Activity related to all stock option plans is as follows:

                                                                Weighted Average
1998                                                 Shares       Exercise Price
--------------------------------------------------------------------------------
Granted                                              242,000          $25.72
Exercised                                             82,451          $16.84
Terminated                                           151,427          $29.67
At December 31:
      Outstanding                                  1,452,062          $27.41
      Exercisable                                    858,765          $26.57
      Reserved for future grants                   1,056,709

1997
--------------------------------------------------------------------------------
Granted                                              242,000          $26.41
Exercised                                            135,988          $15.14
Terminated                                           191,309          $34.76
At December 31:
      Outstanding                                  1,443,940          $27.33
      Exercisable                                    693,966          $23.70

1996
--------------------------------------------------------------------------------
Granted                                              205,000          $25.54
Exercised                                            209,393          $17.57
Terminated                                           328,443          $29.39
At December 31:
      Outstanding                                  1,529,237          $27.32
      Exercisable                                    463,119          $19.11

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 1998:

                                         Options Outstanding                            Options Exercisable
--------------------------------------------------------------------------------   ----------------------------------
                                                   Weighted                                                 Weighted
                                              Average Years           Weighted                               Average
              Range of          Number         of Remaining            Average              Number          Exercise
       Exercise Prices     Outstanding     Contractual Life     Exercise Price         Exercisable            Price
--------------------------------------------------------------------------------   ----------------------------------
      $10.00 to $21.63         319,946                  5.3             $15.57             233,608            $13.61
      $22.75 to $22.75         263,502                  5.2             $22.75             263,502            $22.75
      $22.81 to $26.88         395,000                  8.7             $25.87              49,666            $26.66
      $27.00 to $35.88          84,493                  7.2             $32.88              52,326            $33.52
      $36.75 to $36.75         259,415                  6.2             $36.75             174,482            $36.75
      $39.50 to $55.00         129,706                  6.7             $48.55              85,181            $48.77
================================================================================   ==================================
      $10.00 to $55.00       1,452,062                  6.6             $27.41             858,765            $26.57
================================================================================   ==================================


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
                                                                              1998           1997           1996
---------------------------------------------------------------------------------------------------------------------
Fair value                                                                  $ 7.70         $ 8.02         $ 7.96
Dividend yield                                                                2.1%           1.2%           1.5%
Volatility                                                                   41.7%          38.1%          37.5%
Risk free interest rate at the time of grant                                  5.4%           6.1%           6.2%
Expected term to exercise (in months from the vest date)                      4.9            4.5            3.5

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

(in thousands)                            1998            1997             1996
--------------------------------------------------------------------------------
U.S.                                   $ 6,379         $ 7,769          $(9,642)
Foreign                                  1,147                             (163)
--------------------------------------------------------------------------------
Total                                  $ 7,526         $ 7,769          $(9,805)
================================================================================

The provision for federal, state and foreign income tax expense (benefits) on income (loss) from continuing operations consists of the following:

(in thousands)                           1998             1997             1996
--------------------------------------------------------------------------------
Current:
    U.S                               $ 6,541          $ 4,271          $(2,917)
    State                                 340            1,261             (557)
    Foreign                                                                (168)
--------------------------------------------------------------------------------
Total current                           6,881            5,532           (3,642)
--------------------------------------------------------------------------------
Deferred:
    U.S                                (2,852)          (1,076)              90
    State                              (1,583)          (1,723)              82
--------------------------------------------------------------------------------
Total                                 $ 2,446          $ 2,733          $(3,470)
================================================================================

Deferred tax assets (liabilities) are comprised of the following at December 31:

(in thousands)                                    1998         1997        1996
-------------------------------------------------------------------------------
Deferred compensation                         $  1,902     $  1,380    $  1,202
Loss accruals                                    9,887        5,576         681
Environmental remediation                        1,596        1,576       1,305
Uniform capitalization                              66          296         324
Vacation accrual                                   717        1,011         858
NOL and tax credits carried forward             19,925       15,861      12,090
Depreciation and amortization                    1,202          747
Other                                              675        1,023         893
-------------------------------------------------------------------------------
      Gross deferred tax assets                 35,970       27,470      17,353
-------------------------------------------------------------------------------
Depreciation                                                               (295)
Other                                                                       (58)
-------------------------------------------------------------------------------
      Gross deferred tax liabilities                                       (353)
-------------------------------------------------------------------------------
Net deferred tax asset                        $35,970      $ 27,470    $ 17,000
===============================================================================

The differences between the effective income tax (benefit) rate and the statutory federal income tax (benefit) rate are as follows:

                                                    1998       1997       1996
--------------------------------------------------------------------------------
Statutory federal tax (benefit) rate                35.0%      35.0%     (34.0)%
      Export sales benefit                          (3.0)      (1.7)      (1.2)
      Research credit                               (2.7)      (2.6)      (1.1)
      State taxes (benefit) net of federal tax       2.6        2.1       (1.1)
      Other                                           .6        2.2        2.0
--------------------------------------------------------------------------------
Effective tax (benefit) rate                        32.5%      35.0%     (35.4)%
================================================================================

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

Management evaluates segment performance based primarily on segment revenues, pre-tax operating profit or loss before interest and other nonoperating income and expenses, and return on assets. Sales between continuing segments are not significant for any year presented. Continuing operations by business segment are as follows:

(in thousands)                                                                                    Year Ended December 31, 1998
------------------------------------------------------------------------------------------------------------------------------
                                                                   Pre-tax          Year-
                                                                    Income            End         Capital
                                                  Sales             (Loss)         Assets       Additions      Depreciation
------------------------------------------------------------------------------------------------------------------------------
Wireless Products Group                        $  63,568         $     198         $  27,059        $   5,692        $   1,519
Telecommunications Group                          51,651           (13,895)           22,203            1,632            2,136
Corporate                                                                            153,118               13              463
------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                               (13,697)
Other income (expense)--net                                         21,223
------------------------------------------------------------------------------------------------------------------------------
Total                                          $ 115,219         $   7,526         $ 202,380        $   7,337        $   4,118
==============================================================================================================================


                                                                                                  Year Ended December 31, 1997
------------------------------------------------------------------------------------------------------------------------------
Wireless Products Group                        $  31,174         $  (8,080)        $  15,386        $   2,743        $     658
Telecommunications Group                          73,643             7,126            37,423            4,138            1,852
Corporate                                                                            248,133              144              458
------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                                  (954)
Other income (expense)--net                                          8,723
------------------------------------------------------------------------------------------------------------------------------
Total                                          $ 104,817         $   7,769         $ 300,942        $   7,025        $   2,968
==============================================================================================================================

                                                                                                  Year Ended December 31, 1996
------------------------------------------------------------------------------------------------------------------------------
Wireless Products Group                        $  12,633         $ (10,214)        $   8,275        $     473        $     419
Telecommunications Group                          64,050             1,703            41,805            2,681            1,420
Corporate                                                                            183,059              240              513
==============================================================================================================================

Loss from operations                                                (8,511)
Other income (expense)--net                                         (1,294)
------------------------------------------------------------------------------------------------------------------------------
Total                                          $  76,683         $  (9,805)        $ 233,139        $   3,394        $   2,352
==============================================================================================================================

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

8.       BUSINESS SEGMENT REPORTING AND DISCONTINUED OPERATIONS (continued)

Sales  to  individual  customers   representing  greater  than  10%  of  company
consolidated sales during at least one of the past three years are as follows:

(in thousands)                                      1998        1997        1996
--------------------------------------------------------------------------------
Wireless Products Group:
        Lucent Technologies, Inc.                $33,000     $20,000     $11,000

Telecommunications Group:
        United States Government                  26,000      36,000      28,000
        Raytheon Electronic Systems                6,000       3,000       1,000



Sales to unaffiliated customers by geographic area are as follows:

(in thousands)                                    1998         1997         1996
--------------------------------------------------------------------------------
United States                                 $ 93,419     $ 93,114     $ 69,376
Export sales from United States:
      Europe                                     5,717        3,842          978
      Canada                                     8,010        1,228            0
      Singapore                                  4,518        2,388        1,622
      Other Asia-Pacific countries               1,829        2,306        1,003
      Other                                      1,726        1,939        3,704
--------------------------------------------------------------------------------
Total                                         $115,219     $104,817     $ 76,683
================================================================================

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

                                                        Year Ended December 31
(in thousands)                                          1997             1996
--------------------------------------------------------------------------------
Net sales                                            $ 75,700          $ 89,200
================================================================================
Gross profit                                         $ 21,900          $ 21,100
================================================================================

Income from operations before income taxes           $ 11,500          $  6,663
Income taxes                                           (4,290)           (2,308)
Gain on disposition-net of taxes of $20,219            29,677
--------------------------------------------------------------------------------
Net income from discontinued operations              $ 36,887          $  4,355
================================================================================

8.       BUSINESS SEGMENT REPORTING AND DISCONTINUED OPERATIONS (continued)

The company's Semiconductor Equipment segment was divested on July 6, 1999 and resulted in a net gain of $7.3 million. Operations in the Semiconductor Equipment segment involve the development, manufacture, sale and service of chemical-vapor-deposition equipment used in the manufacture of semiconductor products.

Summarized below are the net assets of the discontinued Semiconductor Equipment business.

                                                          Year Ended December 31
(in thousands)                                              1998         1997
--------------------------------------------------------------------------------
Accounts receivable                                       $ 12,354     $ 22,895
Other assets                                                16,087       37,496
Current liabilities                                        (20,988)     (35,165)
--------------------------------------------------------------------------------
Net assets of discontinued operations, current            $  7,453     $ 25,226
================================================================================

Fixed assets, net                                         $ 39,048     $ 71,949
Other assets                                                 2,007          646
Long-term obligations                                      (20,224)     (18,695)
Environmental remediation                                   (3,866)      (4,006)
--------------------------------------------------------------------------------
Net assets of discontinued operations, noncurrent         $ 16,965     $ 49,894
================================================================================


Summarized below are operating results of the discontinued Semiconductor Equipment business.

                                                   Year Ended December 31
(in thousands)                                 1998         1997         1996
--------------------------------------------------------------------------------
Net sales                                    $  97,000    $ 186,500    $ 272,400

Gross profit                                 $  16,653    $  55,337    $  95,822
================================================================================

Loss from operations before income taxes     $ (80,534)   $ (14,731)   $   7,709
Income taxes (benefit)                         (26,246)      (5,733)       2,695
--------------------------------------------------------------------------------
Net loss from discontinued operations        $ (54,288)   $  (8,998)   $   5,014
================================================================================


During the third quarter of 1998, the Semiconductor Equipment segment discontinued its high-density-plasma (HDP) chemical-vapor-deposition (CVD) product line and restructured its operations to focus on its core atmospheric-pressure chemical-vapor-deposition (APCVD) products. Inventory, demo equipment, and specialized fixed assets which have no market value and no known alternative use were written down in the restructuring. In addition, employment was reduced from 590 to 430. Terminated employees were mostly related to the discontinued product line. Of the total employees terminated, 120 were from the domestic operations, while 40 were from foreign operations. Employees were notified of the reduction-in-force in the third quarter. The segment incurred charges of $38.3 million related to fixed assets, inventory, severance and other exit costs as follows:

                                      Accrued
                                    Severance,
                                 Benefits, and      Write Down of     Write Down
(in thousands)                     Other Costs       Fixed Assets   of Inventory
--------------------------------------------------------------------------------
Restructuring provision                 $3,473          $21,118         $13,720
                                                  ==============================
Amount paid                              1,997
-----------------------------------------------
Balance at December 31, 1998            $1,476
===============================================

8.       BUSINESS SEGMENT REPORTING AND DISCONTINUED OPERATIONS (continued)

On July 6, 1999, the date on which the sale of the segment was completed, $320,000 of the accrued amount was not yet paid. The amount was included in determining the gain on the disposition of the segment.

Included in the third quarter 1998 asset write-down was a $6.0 million charge related to the facility in Japan. The asset was written down to fair market value in accordance with SFAS No.121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Fair market value was determined by an independent certified appraiser in Japan based on the intended use of the facility.

Foreign Exchange Risks - Prior to the sale of the Semiconductor Equipment segment, the segment in its normal course of business entered into foreign exchange forward contracts to hedge commitments in the underlying foreign currency exposure. The maturity of foreign currency exchange contracts held at December 31, 1998 was consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments in Japanese Yen. The company expects to close its position on these contracts in conjunction with any foreign currency exposure outstanding after the sale of the segment. These foreign exchange contracts mature within 1 year and are as follows:

CONTRACTS TO PURCHASE
                                                       (Dollars in thousands)
--------------------------------------------------------------------------------
   Currency                                         At Contract       At Market
     Type      Contract Date   Maturity Date           Rate             Rate
--------------------------------------------------------------------------------
               Fourth Quarter      First Quarter
     Yen            1998               1999          $5,908             $5,972
--------------------------------------------------------------------------------


CONTRACTS TO SELL
                                                      (Dollars in thousands)
--------------------------------------------------------------------------------
   Currency                                         At Contract       At Market
     Type      Contract Date   Maturity Date           Rate             Rate
--------------------------------------------------------------------------------
               Fourth Quarter      First Quarter
     Yen            1998               1999         $13,813            $14,055
--------------------------------------------------------------------------------

9.       EARNINGS PER SHARE

Basic and diluted earnings per share were computed as follows:

                                                                                    Year Ended December 31
(in thousands, except per share amounts)                                           1998      1997      1996
------------------------------------------------------------------------------------------------------------
Basic per share amounts:
------------------------------------------------------------------------------------------------------------
Net income (loss) from continuing operations (numerator)                        $ 5,080   $ 5,036   $(6,335)
------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (denominator)                                 7,737     8,258     8,265
------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share                                               $  0.66   $  0.61   $ (0.77)
============================================================================================================

------------------------------------------------------------------------------------------------------------
Diluted per share amounts:
------------------------------------------------------------------------------------------------------------
Net income (loss) from continuing operations (numerator)                        $ 5,080   $ 5,036   $(6,335)
------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                                               7,737     8,258     8,265
Effect of dilutive stock options                                                    120       251
------------------------------------------------------------------------------------------------------------
Dilutive shares outstanding (denominator)                                         7,857     8,509     8,265
------------------------------------------------------------------------------------------------------------

Diluted net income (loss) per share                                             $  0.65   $  0.59   $ (0.77)
============================================================================================================


For 1996 the incremental shares from the assumed exercise of 272,000 stock options, are not included in computing the dilutive per share amounts because continuing operations resulted in a loss and such assumed conversion would be antidilutive. Additionally, weighted average options outstanding to purchase 887,000, 564,000 and 685,000 shares of common stock were not included in the computation of diluted per share amounts in 1998, 1997 and 1996, respectively, because the weighted average exercise prices were greater than the average market prices of the common shares. Weighted average exercise prices of $33.50 in 1998, $39.61 in 1997 and $39.62 in 1996 exceeded the average market prices of $23.28, $29.75 and $28.62, respectively.

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

11.      DISCONTINUED PRODUCT LINE AND RELATED RESTRUCTURING CHARGES

During the third quarter of 1998, the TG segment discontinued its Base2(TM) base-station product line after reassessing key customer needs and market conditions. The reassessment concluded that TG had exhausted all potential sales avenues for the product, and determined that there was no market value and alternative use for the specialized fixed assets and equipment. In addition, TG employment was reduced from 320 to 290. Terminated employees were mostly related to the Base2 product line. Employees were notified of the reduction-in-force in the third quarter. Inventory, demo equipment, and specialized fixed assets associated with the discontinued product were written down in the third quarter and subsequently disposed of in the fourth quarter of 1998. The company recorded charges of $6.1 million related to fixed assets, inventory, severance and other exit costs as follows:

                                      Accrued
                                    Severance,
                                 Benefits, and    Write Down of      Write Down
(in thousands)                     Other Costs     Fixed Assets    of Inventory
--------------------------------------------------------------------------------
Restructuring provision                   $448           $2,252          $3,399
                                                ================================
Amounts paid                               213
-----------------------------------------------
Balance at December 31, 1998              $235
===============================================

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

On October 26, 1999, the company announced it has entered into a definitive merger agreement with FP-WJ Acquisition Corp. ("FP-WJ"), a new company formed by certain investment funds managed by Fox Paine & Company, LLC. Under the terms of the merger agreement, the company's outstanding common shares would be converted into the right to receive $41.125 per share in cash. The transaction is subject to certain conditions in addition to approval by the company's shareowners and government approvals and the completion of the sale of TG to Marconi North America, Inc.

There can be no assurance that the sale of TG or the merger with FP-WJ will be completed nor can there be any assurance that the company will be able to complete its strategy for the sale of the entire company.

13.      QUARTERLY FINANCIAL DATA--UNAUDITED

Unaudited quarterly financial data are as follows:

(in thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------
1998 Quarters                                                          1st              2nd              3rd              4th
------------------------------------------------------------------------------------------------------------------------------
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

------------------------------------------------------------------------------------------------------------------------------
1997 Quarters                                                          1st              2nd              3rd              4th
------------------------------------------------------------------------------------------------------------------------------
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

14.      ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                                                 Year Ended December 31
(in thousands)                                                                                    1998              1997
------------------------------------------------------------------------------------------------------------------------
Retained liabilities related to sale of Government Electronics segment(1)                      $ 8,268           $10,000
Government contract claims                                                                       3,111             3,228
Other                                                                                            5,323             4,273
------------------------------------------------------------------------------------------------------------------------
Total                                                                                          $16,702           $17,501
========================================================================================================================

(1) Amount accrued was for estimated liabilities including product warranty and certain obligations from the stock purchase agreement.

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

     W. Keith Kennedy, Jr.                     Scott G. Buchanan
     President and                             Executive Vice President and
         Chief Executive Officer                   Chief Financial Officer
                                                   and Treasurer

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

                                     Part IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.      Consolidated Financial Statements                            Page

             Consolidated Statements of Operations
             For the Years Ended December 31, 1998, 1997 and 1996          18

             Consolidated Statements of Comprehensive Income
             For the Years Ended December 31, 1998, 1997 and 1996          19

             Consolidated Balance Sheets
             December 31, 1998 and 1997                                    20

             Consolidated Statements of Shareowners' Equity
             For the Years Ended December 31, 1998, 1997 and 1996          21

             Consolidated Statements of Cash Flows
             For the Years Ended December 31, 1998, 1997 and 1996          22

             Notes to Consolidated Financial Statements                    24

             Report of Management                                          39

             Independent Auditors' Report                                  40

     2.      Financial Statement Schedules                                Page

             Independent Auditors' Report                                  45

             II     Valuation and Qualifying Accounts and
                    Reserves For the Years Ended December 31,
                    1998, 1997 and 1996                                    46

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

             -------------------
(b) Reports on Form 8-K and 8-A/A were filed on December 14, 1998. The reports are referenced as Exhibit 10.16 and Exhibit 10.17, respectively, in the Exhibit Index. The report 8-K contains disclosures regarding the December 10, 1998 Board of Director approval and execution of an amendment to the company by-laws and to the Rights Agreement, dated September 30, 1996, between the company and ChaseMellon. Form 8-A/A was filed for registration of the amended common share purchase rights issued under the Rights Agreement. No other reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

(c) The exhibits required to be filed by Item 601 of Regulation S-K are the same as Item 14(a)3 above.

(d) Financial statement schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or in the notes thereto.


                                   SIGNATURES

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities  Exchange  Act of 1934,  the  registrant  has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                                               WATKINS-JOHNSON COMPANY
                                                                        -------------------------------------------
                                                                                    (Registrant)

Date: December 10, 1999                                                By       /s/  Dean A. Watkins
                                                                              -------------------------------------
                                                                                     Dean A. Watkins
                                                                                     Chairman of the Board

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

                Signature                                          Title                         Date
                ---------                                          -----                         ----
Principal Executive Officer:

  /s/       W. Keith Kennedy, Jr.                              President and               December 10, 1999
-----------------------------------------                 Chief Executive Officer
            W. Keith Kennedy, Jr.


Principal Financial and Accounting Officer:

  /s/         Scott G. Buchanan                          Executive Vice President,         December 10, 1999
-----------------------------------------                 Chief Financial Officer
              Scott G. Buchanan                              and Treasurer








                Signature                                         Title                               Date
                ---------                                         -----                               ----

  /s/        H. Richard Johnson                                  Director                       December 10, 1999
-----------------------------------------
             H. Richard Johnson

  /s/         John J. Hartmann                                   Director                       December 10, 1999
-----------------------------------------
              John J. Hartmann

  /s/        Raymond F. O'Brien                                  Director                       December 10, 1999
-----------------------------------------
             Raymond F. O'Brien

  /s/         William R. Graham                                  Director                       December 10, 1999
-----------------------------------------
              William R. Graham

  /s/        Robert L. Prestel                                   Director                       December 10, 1999
-----------------------------------------
              Robert L. Prestel

  /s/         Gary M. Cusumano                                   Director                       December 10, 1999
-----------------------------------------
              Gary M. Cusumano


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

(October 29, 1999 as to Note 12 of the
Consolidated Financial Statements)


                                                                                                        Schedule II

                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES

                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996

                                                   Balance at       Charged to                            Balance at
                                                    Beginning        Costs and                                End of
Description                                        of Period*        Expenses*      Deductions(1)*           Period*
-----------                                        ----------        ---------      --------------           -------
1998
Allowance for doubtful accounts                    $1,291,169         $180,072            $ 38,399        $1,432,842

1997
Allowance for doubtful accounts                       550,321          740,848                   0         1,291,169

1996
Allowance for doubtful accounts                       454,871           95,450                   0           550,321

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

               10.11    *Stock Purchase  Agreement dated  as of August 29, 1997
                         by and among Registrant and SMS and TSMD Acquisition Corp. (original agreement filed as Exhibit 99.1 of Report on Form 8-K, filed on November 14, 1997, reporting the disposition of assets effective October 31, 1997, Commission File No. 1-5631).

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

               10.25     Terms of  Employee  Retention  Program  dated  March 1,
                         1999.

               21        Subsidiaries of Watkins-Johnson Company.

               23        Consent of Independent Auditors.

               27.1      Financial Data Schedule for the year ended December 31,
                         1998.

               27.2 Restated Financial Data Schedule for the year ended December 31, 1997.

               27.3 Restated Financial Data Schedule for the year ended December 31, 1996.

               * Incorporated by reference to exhibit indicated for each item.