Form 10-Q/A
period 1999-09-24
WATKINS JOHNSON CO
filed 1999-12-10
CIK 105006

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
--------------------------------------------------------------------------------
      (State or other jurisdiction of                         (I.R.S. Employer
       ncorporation or organization)                         Identification No.)



3333 Hillview Avenue, Palo Alto, California                       94304-1223
--------------------------------------------------------------------------------
 (Address of principal executive offices)                         (Zip Code)


                                 (650) 493-4141
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                  Caution Regarding Forward-looking Statements


Explanatory Note: This Form 10-Q/A is being filed to restate in its entirety the Form 10-Q filed on November 8, 1999, combine into one report the Form 10-Q and the Form 10-Q/A filed on November 15, 1999 and provide certain additional information.

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

                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS*
                                   For the periods ended September 24, 1999 and September 25, 1998

                                                                    Three Months Ended                      Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)                 1999                 1998              1999                   1998
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                      $   28,791           $   19,069        $    98,311            $   75,910

Costs and expenses:
    Cost of goods sold                                         17,348               17,640             60,995                52,531
    Cost of goods sold-write down of
       discontinued products                                                         3,399                                    3,399
    Research and development                                    4,991                5,412             15,078                16,715
    Selling and administrative                                  5,275                4,670             14,848                15,761
    Restructuring                                                                    2,700                                    2,700
    Divestiture                                                 1,639                                   1,639
------------------------------------------------------------------------------------------------------------------------------------
                                                               29,253               33,821             92,560                91,106
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                    (462)             (14,752)             5,751               (15,196)
Interest income                                                 1,084                1,420              2,708                 4,677
Interest expense                                                 (134)                (152)              (380)                 (449)
Other income - net                                                  1                  312                192                   953
Gain on real property                                           9,686                                   9,686                14,783
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before
    income taxes                                               10,175              (13,172)            17,957                 4,768
Income tax expenses (benefits)                                  3,316               (4,281)             5,836                 1,550
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                        6,859               (8,891)            12,121                 3,218
Discontinued operations:
    Income (loss), net of taxes (benefits) of
    $(21,733), $836, and $(26,066)                                                 (45,523)             3,811               (54,138)
    Gain on disposition, net of taxes of $1,606                                                         7,318
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $    6,859           $  (54,414)       $    23,250            $  (50,920)
====================================================================================================================================

Basic per share amounts:
  Income (loss) from continuing operations                 $     1.04           $    (1.13)       $      1.84            $      .40
  Discontinued operations:
    Income  (loss), net of taxes                                                     (5.80)              0.58                 (6.67)
    Gain on disposition, net of taxes                                                                    1.12
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $     1.04           $    (6.93)       $      3.54            $    (6.27)
====================================================================================================================================
Basic average common shares                                 6,603,000            7,857,000          6,576,000             8,122,000

Diluted per share amounts:
  Income (loss) from continuing operations                 $     1.00           $    (1.13)       $      1.80            $      .39
  Discontinued operations:
    Income  (loss), net of taxes                                                     (5.80)              0.57                 (6.55)
    Gain on disposition, net of taxes                                                                    1.09
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $     1.00           $    (6.93)       $      3.46            $    (6.16)
====================================================================================================================================
Diluted average common shares                               6,841,000            7,857,000          6,724,000             8,271,000

*Unaudited

                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME*
                                   For the periods ended September 24, 1999 and September 25, 1998

                                                                     Three Months Ended                        Nine Months Ended
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
------------------------------------------------------------------------------------------------------------------------------------

====================================================================================================================================
Comprehensive income (loss)                          $       6,858      $       (54,076)     $        22,946      $      (50,641)
====================================================================================================================================

*Unaudited

                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS*
                                           As of September 24, 1999 and December 31, 1998
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                       1999                                     1998
-------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash and equivalents                                         $         66,212                           $       19,271
    Short-term investments                                                 44,678                                   45,353
    Receivables                                                            16,927                                   19,588
    Inventories:
        Finished goods                                                      1,262                                      875
        Work in process                                                     3,767                                    3,167
        Raw materials and parts                                             5,039                                    5,664
    Deferred income tax                                                    25,100                                   32,288
    Net current assets from discontinued operations                        16,954                                    7,453
    Other                                                                   3,559                                   17,449
-------------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                  183,498                                  151,108
-------------------------------------------------------------------------------------------------------------------------------

Property, plant, and equipment                                             65,803                                   68,420
    Accumulated depreciation and amortization                             (41,599)                                 (44,829)
-------------------------------------------------------------------------------------------------------------------------------
    Property, plant, and equipment--net                                    24,204                                   23,591
-------------------------------------------------------------------------------------------------------------------------------
Net non-current assets of discontinued operations                                                                   16,965
Other assets                                                                4,255                                   10,716
-------------------------------------------------------------------------------------------------------------------------------
                                                                 $        211,957                           $      202,380
===============================================================================================================================

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
    Payables                                                     $          5,709                           $        9,685
    Accrued liabilities                                                    44,249                                   50,405
-------------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                              49,958                                   60,090
-------------------------------------------------------------------------------------------------------------------------------
Long-term obligations                                                       5,868                                    8,611
-------------------------------------------------------------------------------------------------------------------------------

Shareowners' equity:
    Common stock                                                           36,331                                   34,454
    Retained earnings                                                     119,952                                   99,073
    Accumulated comprehensive income (loss)                                  (152)                                     152
-------------------------------------------------------------------------------------------------------------------------------
    Total shareowners' equity                                             156,131                                  133,679
-------------------------------------------------------------------------------------------------------------------------------
                                                                 $        211,957                           $      202,380
===============================================================================================================================

*Unaudited

                                              WATKINS-JOHNSON COMPANY AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS*
                                   For the periods ended September 24, 1999 and September 25, 1998
                                                                                                           Nine Months Ended
--------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                 1999                             1998
--------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

      Net income (loss)                                                       $      23,250                    $     (50,920)
      Reconciliation of net income (loss) to net cash
        provided (used) by operating activities:
           Depreciation and amortization                                              2,919                            3,074
           (Gain) loss on disposal of property, plant and
                equipment                                                            (9,523)                         (14,719)
           Deferred income taxes                                                      7,407                          (16,160)
           Loss (income) of discontinued operations and
                (gain) on disposal                                                  (11,129)                          54,138
           Net changes in:
                Receivables                                                           2,661                            7,324
                Inventories                                                            (362)                           1,976
                Other assets                                                         13,932                           (6,177)
                Accruals and payables                                               (12,764)                         (24,816)
--------------------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by continuing operating activities                    16,391                          (46,280)
          Net cash provided (used) by discontinued operations                        (1,286)                           3,255
--------------------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by operating activities                               15,105                          (43,025)
--------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

      Additions of property, plant, and equipment                                    (4,179)                          (3,075)
      Proceeds from sale of short-term investments                                   44,664                           32,461
      Purchases of short-term investments                                           (44,512)                         (94,938)
      Proceeds from sale of discontinued operations                                  19,878
      Proceeds from sale of real property                                            16,875                           15,892
      Proceeds on asset retirements and other                                          (283)                               5
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                     32,443                          (49,655)
--------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:

      Payments on long-term borrowing                                                  (113)                            (103)
      Proceeds from issuance of common stock                                          1,877                            1,459
      Repurchase of common stock                                                                                     (22,963)
      Dividends paid                                                                 (2,371)                          (2,899)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                  (607)                         (24,506)
--------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents                                      46,941                         (117,186)
Cash and equivalents at beginning of period                                          19,271                          134,462
================================================================================================================================
Cash and equivalents at end of period                                         $      66,212                    $      17,276
================================================================================================================================

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

                  Per share amounts are computed based on the weighted average number of basic and diluted  (dilutive stock options)
                  common and common equivalent shares outstanding during the period.
        Earnings per share computation for continuing operations:
        (Dollars in thousands, except per share amounts)                Three Months Ended                     Nine Months Ended
        -------------------------------------------------------------------------------------------------------------------------
                                                     September 24,         September 25,       September 24,       September 25,
                                                              1999                  1998                1999                1998
        -------------------------------------------------------------------------------------------------------------------------

        Denominator for basic per share:

            Weighted average shares outstanding          6,603,000             7,857,000           6,576,000           8,122,000
                                                     ============================================================================

        Denominator for diluted per share:

            Weighted average shares outstanding          6,603,000             7,857,000           6,576,000           8,122,000

            Effect of dilutive stock options               238,000                                   148,000             149,000
                                                     ----------------   ------------------  ------------------  -----------------

            Diluted average common shares                6,841,000             7,857,000           6,724,000           8,271,000
                                                     ================   ==================  ==================  =================

        Net income from continuing operations
            (numerator)                              $       6,859        $      (8,891)      $       12,121      $        3,218
                                                     ================   ==================  ==================  =================

        Basic net income per share
            from continuing operations               $        1.04        $       (1.13)      $         1.84      $         0.40
        Diluted net income per share from
            continuing operations                    $        1.00        $       (1.13)      $         1.80      $         0.39


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

                  Sales to external customers and operating income (loss) from continuing operations and discontinued operations by business segment are as follows (in thousands):


                                               First Quarter - Three Months ended March 26, 1999 and March 27, 1998
                                                               Sales                        Operating income (loss)
                                               ----------------------------------------------------------------------
                                                        1999              1998              1999              1998
                                               ----------------------------------------------------------------------

                  Wireless Products Group        $    23,528       $    12,603       $     1,498    $         706
                  Telecommunications Group            11,135            17,403               921             (161)

                                               ----------------------------------------------------------------------
                  Continuing operations          $    34,663       $    30,006       $     2,419    $         545
                                               ======================================================================

                  Discontinued operations        $    30,518       $    38,716       $     1,086    $      (3,398)
                                               ======================================================================

                                                       Page 9

Item 1.        Financial Statements (continued)
                                               Second Quarter - Three Months ended June 25, 1999 and June 26, 1998
                                                              Sales                      Operating income (loss)
                                               ----------------------------------------------------------------------
                                                        1999              1998              1999             1998
                                               ----------------------------------------------------------------------
               Wireless Products Group           $    23,688        $   10,420        $    2,838     $       (794)
               Telecommunications Group               11,169            16,415               956             (195)

                                               ======================================================================
               Continuing operations             $    34,857        $   26,835        $    3,794     $       (989)
                                               ======================================================================

               Discontinued operations           $    42,255        $   26,904        $    3,930      $    (9,437)
                                               ======================================================================

                                      Third Quarter - Three Months ended September 24, 1999 and September 25, 1998
                                                     Sales                               Operating income (loss)
                                               ----------------------------------------------------------------------
                                                        1999              1998              1999             1998
                                               ----------------------------------------------------------------------

               Wireless Products Group            $   16,524        $   11,556       $       124      $    (2,118)
               Telecommunications Group               12,267             7,513             1,053          (12,634)
               Corporate                                                                  (1,639)
                                               ======================================================================
               Continuing operations              $   28,791        $   19,069       $      (462)     $   (14,752)
                                               ======================================================================

               Discontinued operations                              $    7,188                        $   (67,105)
                                               ======================================================================

                                                                  Six Months ended June 25, 1999 and June 26, 1998
                                                                 Sales                   Operating income (loss)
                                               ----------------------------------------------------------------------
                                                        1999              1998              1999             1998
                                               ----------------------------------------------------------------------

               Wireless Products Group            $   47,216        $   23,023        $    4,336     $        (88)
               Telecommunications Group               22,304            33,818             1,877             (356)

                                               ======================================================================
               Continuing operations              $   69,520        $   56,841        $    6,213     $       (444)
                                               ======================================================================

               Discontinued operations            $   72,773        $   65,620        $    5,016     $    (12,835)
                                               ======================================================================

                                                         Nine Months ended September 24, 1999 and September 25, 1998
                                                             Sales                       Operating income (loss)
                                               ----------------------------------------------------------------------
                                                        1999              1998              1999             1998
                                               ----------------------------------------------------------------------

               Wireless Products Group            $   63,740        $   34,579       $     4,460     $     (2,206)
               Telecommunications Group               34,571            41,331             2,930          (12,990)
               Corporate                                                                  (1,639)
                                               ======================================================================
               Continuing operations              $   98,311        $   75,910       $     5,751     $    (15,196)
                                               ======================================================================

               Discontinued operations            $   72,773        $   72,808       $     5,016     $    (79,940)
                                               ======================================================================

Item 1.           Financial Statements (continued)

                  Discontinued Product Line and Related Restructuring Charges --
                  During the third quarter of 1998, the TG segment  discontinued
                  its Base2(TM)  base-station product line after reassessing key
                  customer  needs  and  market   conditions.   The  reassessment
                  concluded  that TG had exhausted  all potential  sales avenues for the product, and determined that there was no market value and  alternative  use for the  specialized  fixed  assets  and equipment.  In addition, TG employment was reduced from 320 to
                  290.  Terminated  employees  were mostly  directly  related to
                  Base2   product   line.   Employees   were   notified  of  the
                  reduction-in-force  in  the  third  quarter.  Inventory,  demo equipment,  and specialized  fixed assets  associated with the discontinued  product were  written down in the third  quarter and  subsequently  disposed of in the fourth  quarter of 1998.
                  The company  recorded charges of $6.1 million related to fixed assets, inventory, severance and other exit costs as follows:
                                                          Accrued
                                                       Severance,
                                                    Benefits, and   Write Down of      Write Down
                 (in thousands)                       Other Costs    Fixed Assets    of Inventory
                 ---------------------------------------------------------------------------------
                 Restructuring provision                     $448           $2,252         $3,399
                                                                   ===============================

                 Amount paid in 1998                          213
                 Amount paid in 1999                          235
                 =================================================
                 Balance at September 24, 1999               $  0
                 =================================================

                  Subsequent Events --On October 1, 1999, the company completed the sale of one of its long-term lease interests in Palo Alto to Stanford University resulting in net proceeds of about $54.0 million. This transaction and any resulting gain will be reported in the company's fourth quarter financial results.

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

Item 1.           Financial Statements (continued)

                  Subsequent to the third quarter and in connection with the pending merger transaction with FP-WJ, four purported shareholder class action lawsuits have been filed against the company and its directors in the California Superior Court for the County of Santa Clara: Rosenzweig v. Watkins-Johnson Company, et al., Case No CV7885528; Soshtain v.
                  Watkins-Johnson Co., et al., Case No CV785560; Leong v. Watkins-Johnson Company, et al., Case No CV785617; and Fong v. Watkins-Johnson Co., et al., Case No. CV785683. These lawsuits allege essentially the same ground for relief, namely that the individual defendants breached their fiduciary duty to the company's shareowners in connection with the merger by failing to maximize the value of the company through an approprate process for eliciting and evaluating bids in order to entrench themselves in office and serve their personal interests. Three of the four lawsuits include, in the relief sought, preliminary and permanent injunctions against the completion of the merger. Two of the four lawsuits also seek an order permitting a stockholder's committee comprised exclusively of members of the purported class and their representative to establish procedures, and independent input by the plaintiffs and the classes they purportedly represent in connection with any proposed transction for WJ shares. To the company's knowledge no motion has been filed for injunctive relief in any of these lawsuits. WJ considers that these lawsuits are without merit and intends to defend against all of them vigorously.

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

                          PART I--FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

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

                  Current Operations and Business Outlook

                  During the third quarter 1999, WPG received $23.5 million of new orders, an increase of 49% from the $15.8 million received in the second quarter and an increase of 3.5% from the $22.7 million during the same quarter one year ago. New orders received by WPG included key orders from communication equipment leaders such as Lucent Technologies, Inc. and Nortel Networks. Approximately 20% of the orders were received for WPG's components and repeater products.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

                  Gross margin for WPG increased to 41% in 1999 from 27% in 1998 mostly due to higher volume. Also in 1998, quantifiable costs totaling about $0.6 million were incurred related to the start-up of the Milpitas, California plant. The start-up phase was completed on schedule in the first half of 1999. See additional information about the Milpitas, California plant operations in Part I, Item 1 of the company's 1998 Form 10-K/A.

                  Gross margin for TG increased to 37% in 1999 compared to a loss in 1998. TG's 1999 third quarter results continued to indicate that the 1998 restructuring and realignment were positive relative to current business conditions. Included in the 1998 third quarter was a $3.4 million inventory write down associated with the discontinued Base2 product line, and $6.7 million of charges for problem contracts and slow-moving inventory.

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

                  WPG's selling and administrative expenses increased to $2.3 million or 14% of sales in 1999, from $1.3 million or 11% of sales in 1998. Due to the increase in volume, WPG required additional corporate administrative support and was charged $0.8 million more in the third quarter of 1999 than in the same quarter of 1998 for such support. The remainder of the increase was attributable to sales commission expense due to higher sales volume. For the full year 1999, WPG's selling and administrative expenses are expected to be within planned levels at about 11% of sales.

                  Excluding the 1998 restructuring charges of $2.7 million, TG's selling and administrative expenses were $2.9 million in 1999 compared to $3.4 million in 1998, or a 15% decline. The decline was attributable to the restructuring actions taken in 1998.

                  The company incurred additional expenses totaling $1.6 million related to the pending transactions as discussed in this Part I, Item 2, under "Divestiture Activities". Although the transactions are pending, the related expenses must be charged against earnings as they are incurred.

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

                  Although TG sales decreased from $41.3 million in 1998 to $34.6 million in 1999, or 16%, it was in line with TG's expectations after restructuring in 1998. TG's efforts in refocusing on its core products

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

                  and customers have been positive as its orders and sales have been stabilized for the first three quarters of 1999.

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

                  WPG research and development expenses increased from $9.1 million in 1998 to $13.0 million in 1999. The expenditures were within WPG's plans. WPG's product development activities are expected to continue at its current pace as it is committed to introduce new quality products to its rapidly growing market in a timely manner.

                  TG research and development expenses decreased substantially from $7.6 million in 1998 to $2.1 million in 1999. The drop was mostly due to spending being curbed on the discontinued Base2 product line since third quarter 1998.

                  WPG selling and administrative expenses decreased from 12% of sales in 1998 to 11% of sales in 1999 as expected due to higher business volume. Actual expenses increased from $4.2 million to $6.8 million and were within WPG's plans. Due to the increase in volume, WPG required additional corporate administrative support and was charged $1.7 million more in 1999 than in 1998 for such support. The remainder of the increase was mostly attributable to sales commission expense due to higher sales volume.

                  Excluding 1998 restructuring charges of $2.7 million, TG selling and administrative expenses decreased from $11.5 million in 1998 to $8.1 million in 1999. Based on the results of the first three quarters of 1999, the decrease was mostly due to the resizing of the TG business in 1998.

                  The company incurred additional expenses totaling $1.6 million related to a number of pending transactions as discussed in
                  Part I, Item 2, under "Divestiture Activities". Although some of the transactions are still pending, the related expenses have to be charged against earnings as they are incurred.

                  Interest income decreased to $2.7 million in 1999 compared to $4.7 million in 1998 mostly due to higher funds available for investment in 1998 than in 1999. In 1999, the sale of the company's remaining San Jose, California facility was completed in the third quarter resulting in $9.7 million of pre-tax gain. In 1998, the sale of about 15 acres of undeveloped land adjacent to the San Jose, California facility resulted in about $15.0 million of pre-tax gain.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

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
                                                              Expected Maturity         Weighted Average
                                                                   Amounts                  Interest
                  Expected Maturity Dates                       (in thousands)                Rate
                  -------------------------------------      ---------------------     ------------------
                  Cash and equivalents:
                  1999                                                   $ 66,212            4.83%
                                                                         ========

                  Short-term investments:
                  1999                                                      1,973            5.39%
                  2000                                                     27,774            5.74%
                  2001                                                     10,966            5.74%
                  2002                                                      3,965            5.61%
                                                                         --------
                  Fair value at
                     September 24, 1999                                  $ 44,678
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

                  Not applicable.

Item 3.           Defaults Upon Senior Securities.

                  Not applicable.


Item 4.           Submission of Matters to a Vote of Security Holders.

                  Not applicable.

Item 5.           Other Information

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


                          WATKINS-JOHNSON COMPANY
                               (Registrant)



Date December 10, 1999    By: /s/            W. Keith Kennedy, Jr.
     ------------------      ---------------------------------------------------
                                             W. Keith Kennedy, Jr.
                                     President and Chief Executive Officer



Date December 10, 1999    By: /s/              Scott G. Buchanan
     ------------------      ---------------------------------------------------
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

Exhibit
Number     Exhibit
-------    -------

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

10.23   ** Form  of  Amended  and Restated Severance Agreement  originally dated
           September 28, 1998 and amended and restated in its entirety effective as of January 25, 1999 by and between Watkins-Johnson Company and the following officers of the company: Dr. Frank E. Emery, Darryl T. Quan and Claudia D. Kelly.

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

Exhibit
Number     Exhibit
-------    -------

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

27.1       Financial  Data  Schedule for  the  quarter ended September 24, 1999.

27.2       Restated  Financial Data Schedule for the quarter ended September 25,
           1998.

27.3       Restated  Financial  Data  Schedule  for the year ended  December 31,
           1998.

27.4       Restated  Financial  Data  Schedule  for the year ended  December 31,
           1997.

27.5       Restated  Financial  Data  Schedule  for the year ended  December 31,
           1996.

27.6       Restated  Financial  Data  Schedule  for the quarter  ended March 26,
           1999.

27.7       Restated Financial Data Schedule for the quarter ended June 25, 1999.

27.8       Restated  Financial  Data  Schedule  for the quarter  ended March 27,
           1998.

27.9       Restated Financial Data Schedule for the quarter ended June 26, 1998.

         * Incorporated by reference to exhibits indicated for each item.

        ** Incorporated by reference to the company's Form 10K/A filed on December 10, 1999 for the fiscal year ended December 31, 1998.