Form 10-Q
period 2000-09-29
WJ COMMUNICATIONS INC
filed 2000-11-13
CIK 105006

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------


            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2000

                                       OR


            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission file number 333-38518

                             WJ COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)



         DELAWARE                                          94-1402710
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)



 401 RIVER OAKS PARKWAY, SAN JOSE, CALIFORNIA                 95134
 (Address of principal executive offices)                   (Zip Code)


                                 (408) 577-6200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

Common stock, par value $0.01 per share, outstanding as of November 8, 2000 55,243,000 shares

                                TABLE OF CONTENTS

                                                                                                        Page
Part I - Financial Information

     Item 1 - Financial Statements

         Condensed Consolidated Statements of Operations                                                   3

         Condensed Consolidated Statements of Comprehensive Income (Loss)                                  5

         Condensed Consolidated Balance Sheets                                                             6

         Condensed Consolidated Statements of Cash Flows                                                   7

         Notes to Condensed Consolidated Financial Statements                                              8

     Item 2 -  Management's Discussion and Analysis of Financial Condition and Results of Operations      14

     Item 3 -  Quantitative and Qualitative Disclosure About Market Risks                                 19

Part II - Other Information                                                                               20

     Item 1 -  Legal Proceedings

     Item 2 -  Changes in Securities and Use of Proceeds

     Item 3 -  Defaults Upon Senior Securities

     Item 4 -  Submission of Matters to a Vote of Security Holders

     Item 5 -  Other Information

     Item 6  - Exhibits and Reports on Form 8-K

                          PART I--FINANCIAL INFORMATION
                          ITEM 1--FINANCIAL STATEMENTS


                    WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           THREE MONTHS ENDED                           NINE MONTHS ENDED
(In thousands)                                      September 29,        September 24,       September 29,         September 24,
                                                             2000                 1999                2000                  1999
                                                    -------------        -------------       -------------         -------------
Sales
     Fiber optics                                    $     15,587        $       3,784        $     34,043         $      10,755
     Wireless                                              13,452                8,419              29,600                41,503
     Semiconductor                                          5,911                4,321              15,985                11,482
                                                     ------------        -------------        ------------         -------------
Total sales                                                34,950               16,524              79,628                63,740

     Cost of goods sold                                    21,917                9,684              49,458                39,509
                                                     ------------        -------------        ------------         -------------

Gross profit                                               13,033                6,840              30,170                24,231
                                                     ------------        -------------        ------------         -------------
Operating expenses:
     Research and development                               4,821                4,367              13,585                13,018
     Selling and administrative                             4,773                1,168              10,739                 3,720
     Amortization of deferred stock compensation*             330                 -                    847                  -
     Corporate administrative                                -                   1,181                 322                 3,033
     Recapitalization merger and other                       -                   1,639              35,453                 1,639
                                                     ------------        -------------        ------------         -------------
         Total operating expenses                           9,924                8,355              60,946                21,410
                                                     ------------        -------------        ------------         -------------

Income (loss) from operations                               3,109               (1,515)            (30,776)                2,821

Interest income                                               734                1,084               2,051                 2,708
Interest expense                                             (794)                (134)             (3,069)                 (379)
Other income (expense) - net                                 (176)                 165                (867)                  321
Gain on disposition of real property                         -                   9,686                 808                 9,686
                                                     ------------        -------------        ------------         -------------
Income (loss) from continuing operations
   before income taxes                                      2,873                9,286             (31,853)               15,157
Income tax provision (benefit)                                950                2,964              (8,424)                4,867
                                                     ------------        -------------        -------------        -------------
Income (loss) from continuing operations                    1,923                6,322             (23,429)               10,290
Discontinued operations:
   Income from discontinued operations, net of
     taxes of $352, $91 and $1,805                           -                     536                 212                 5,642
   Gain on disposition, net of taxes of $20,471
     and $1,606                                              -                    -                 30,706                 7,318
                                                     ------------        -------------        ------------         -------------
Income before extraordinary item                            1,923                6,858               7,489                23,250
   Extraordinary item, net of taxes of $1,250              (2,050)                -                 (2,050)                 -
                                                     -------------       -------------        -------------        -------------
Net income (loss)                                            (127)               6,858               5,439                23,250
Assumed preferred stock dividend - beneficial
   conversion                                              (9,982)                -                 (9,982)                 -
                                                     -------------       -------------        -------------        -------------
Net income (loss) available for common
     shareholders                                    $    (10,109)       $       6,858        $     (4,543)        $      23,250
                                                     =============       =============        =============        =============


            See notes to condensed consolidated financial statements.

                    WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                   (Unaudited)

                                                           THREE MONTHS ENDED                           NINE MONTHS ENDED
(In thousands, except per share amounts)            September 29,        September 24,       September 29,         September 24,
                                                             2000                 1999                2000                  1999
                                                    -------------        -------------        ------------         -------------
Basic per share amounts:
   Income (loss) from continuing operations          $      (0.16)       $        0.03        $      (0.51)        $        0.05
   Discontinued operations:
     Income, net of taxes                                    -                    -                   -                     0.03
     Gain on disposition, net of taxes                       -                    -                   0.46                  0.04
   Extraordinary item, net of taxes                         (0.04)                -                  (0.03)                 -
                                                     -------------       -------------        -------------        -------------
   Net income (loss)                                 $      (0.20)       $        0.03        $      (0.07)        $        0.12
                                                     =============       =============        =============        =============
Basic average common shares                                51,176              198,090              66,093               197,280

Diluted per share amounts:
   Income (loss) from continuing operations          $      (0.16)       $        0.03        $      (0.51)        $        0.05
   Discontinued operations:
     Income, net of taxes                                    -                    -                   -                     0.03
     Gain on disposition, net of taxes                       -                    -                   0.46                  0.04
   Extraordinary item, net of taxes                         (0.04)                -                  (0.03)                 -
                                                     -------------       -------------        -------------        -------------
   Net income (loss)                                 $      (0.20)       $        0.03        $      (0.07)        $        0.12
                                                     =============       =============        =============        =============
Diluted average common shares                              51,176              205,230              66,093               201,720


*Amortization of deferred stock compensation
excluded from the following expenses:
   Cost of goods sold                                $         22                             $         62
   Research and development                                    35                                      191
   Selling and administrative                                 273                                      594
                                                     ------------                             -------------
                                                     $        330                             $        847
                                                     ============                             ============

            See notes to condensed consolidated financial statements.

                    WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                           THREE MONTHS ENDED                           NINE MONTHS ENDED
(In thousands)                                      September 29,        September 24,       September 29,         September 24,
                                                             2000                 1999                2000                  1999
                                                    -------------        -------------       -------------         -------------
Net income (loss)                                    $       (127)       $       6,858        $      5,439         $      23,250

Other comprehensive income (expense),
   net of tax:
   Net unrealized holding losses on
     securities, arising during period                       -                      (2)                 (6)                 (278)
   Less reclassification adjustment for gains
     (losses) on securities included in net income           -                      (1)               (209)                   26
                                                     ------------        -------------        ------------         --------------
   Other comprehensive income (expense)                      -                      (1)                203                  (304)
                                                     ------------        -------------        ------------         --------------

Comprehensive income (loss)                          $       (127)       $       6,857        $      5,642         $      22,946
                                                     =============       =============        ============         =============

            See notes to condensed consolidated financial statements.

                    WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands)                                                       September 29,
                                                                            2000                          December 31,
                                                                       (unaudited)                               1999
                                                                     -------------                       -------------

ASSETS

Current assets:
     Cash and equivalents                                         $         73,098                   $          131,065
     Short-term investments                                                   -                                  42,747
     Receivables, net                                                       19,810                               11,362
     Inventories                                                            14,110                                5,146
     Deferred income taxes                                                   2,303                                2,642
     Deposits                                                                 -                                  11,101
     Net current assets from discontinued operations                          -                                  20,237
     Other                                                                   3,221                                2,412
                                                                  ----------------                   ------------------
     Total current assets                                                  112,542                              226,712
                                                                  ----------------                   ------------------

Property, plant, and equipment                                              34,813                               34,514
     Accumulated depreciation and amortization                             (16,805)                             (20,851)
                                                                  -----------------                  -------------------
     Property, plant, and equipment--net                                    18,008                               13,663
                                                                  ----------------                   ------------------

Other assets                                                                 3,460                                3,245
                                                                  ----------------                   ------------------

                                                                  $        134,010                   $          243,620
                                                                  ================                   ==================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Payables                                                     $         12,763                   $           11,493
     Accrued liabilities                                                    13,368                               15,905
                                                                  ----------------                   ------------------
     Total current liabilities                                              26,131                               27,398
                                                                  ----------------                   ------------------

Long-term obligations                                                        9,178                               14,085
                                                                  ----------------                   ------------------

Stockholders' equity:
     Common stock                                                              553                               37,798
     Additional paid in capital                                            178,715                                 -
     Retained earnings (deficit)                                           (77,177)                             164,542
     Deferred compensation                                                  (3,390)                                -
     Accumulated comprehensive income (loss)                                  -                                    (203)
                                                                  ----------------                   -------------------
     Total stockholders' equity                                             98,701                              202,137
                                                                  ----------------                   ------------------

                                                                  $        134,010                   $          243,620
                                                                  ================                   ==================


            See notes to condensed consolidated financial statements.

                    WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      NINE MONTHS ENDED
                                                                                      -----------------
(In thousands)                                                            September 29,                    September 24,
                                                                                  2000                             1999
                                                                       ---------------                   --------------
OPERATING ACTIVITIES:

Net income                                                             $         5,439                    $      23,250
     Reconciliation of net income to net cash provided
       by (used in) operating activities:
         Recapitalization merger and other costs                                35,453                            1,639
         Depreciation and amortization                                           2,169                            1,856
         Extraordinary item, net of taxes                                        2,050                             -
         Provision for bad debt                                                    941                             -
         Gain on disposal of property, plant & equipment                           (67)                          (9,657)
         Deferred income taxes                                                   1,594                           (1,152)
         Amortization of deferred stock compensation                               847                             -
         Income of discontinued operations and gain on
            disposal, net of taxes                                             (30,918)                         (12,960)
         Net changes in:
              Receivables                                                       (9,389)                           1,902
              Inventories                                                       (8,964)                             (27)
              Other assets                                                       6,855                           15,274
              Accruals and payables                                             (2,400)                         (11,870)
                                                                       ----------------                   --------------
         Net cash provided by continuing operating activities                    3,610                            8,255
           Net cash provided by (used in) discontinued operations              (12,569)                           8,110
                                                                       ----------------                   -------------
         Net cash provided by (used in) operating activities                    (8,959)                          16,365
                                                                       ----------------                   -------------

INVESTING ACTIVITIES:
         Additions of property, plant, and equipment                            (9,035)                          (4,050)
         Proceeds from sale of short-term investments                           43,080                           24,936
         Purchases of short-term investments                                      -                             (24,869)
         Proceeds from sale of discontinued operations                          62,288                           19,878
         Proceeds from sale of real property                                      -                              16,875
         Proceeds on asset retirements and other                                   162                               52
                                                                       ---------------                    -------------
Net cash provided by investing activities                                       96,495                           32,822
                                                                       ---------------                    -------------

FINANCING ACTIVITIES:
         Long-term borrowings                                                   40,000                             -
         Payments on long-term borrowings                                      (40,125)                            (113)
         Net proceeds from issuance of common & preferred stock                160,297                            1,877
         Repurchase of common stock                                           (270,222)                            -
         Recapitalization merger and other costs                               (35,453)                          (1,639)
         Cash dividends                                                           -                              (2,371)
                                                                       ---------------                    --------------
Net cash used in financing activities                                         (145,503)                          (2,246)
                                                                       ----------------                   --------------

Net increase (decrease) in cash and equivalents                                (57,967)                          46,941
Cash and equivalents at beginning of period                                    131,065                           19,271
                                                                       ---------------                    -------------
Cash and equivalents at end of period                                  $        73,098                    $      66,212
                                                                       ===============                    =============

Noncash activities:
Assumed preferred stock dividend - beneficial conversion               $         9,982                    $        -


            See notes to condensed consolidated financial statements.

                    WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 29, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of WJ Communications, Inc. (the "Company") for the fiscal year ended December 31, 1999, which are included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 16, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements.

The condensed consolidated financial statements include those of the Company and its subsidiaries after elimination of intercompany balances and transactions. The Company disposed of its Government Electronics segment in October 1997, Semiconductor Equipment segment in July 1999, and Telecommunications segment in January 2000. The consolidated financial statements reflect such dispositions and results of operations of these businesses as discontinued operations.

On August 18, 2000, the Company sold 6.21 million shares of common stock in an initial public offering ("IPO") for $16 per share. The initial public offering resulted in net proceeds to the Company of approximately $88.4 million after the payment of the underwriters' commission and deduction of offering expenses. Simultaneous with the closing of the initial public offering, the Company's outstanding shares of preferred stock were automatically converted into 1,498,800 shares of common stock. The Company recorded a $10 million preferred stock dividend related to the assumed beneficial conversion of the Company's preferred shares and their conversion into common shares. See also note 6.

In August 2000, the Company used a portion of the net proceeds from the IPO to repay the outstanding balances of notes payable of approximately $40.0 million. In conjunction with this debt repayment, the Company recorded an extraordinary item of $3.3 million (or $2.1 million after tax) related to the write-off of the remaining unamortized debt financing costs. The remainder of the proceeds have been invested in securities with maturities of 3 months or less and are included in cash and equivalents as of September 29, 2000.

                    WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

2.   ORGANIZATION AND OPERATIONS OF THE COMPANY

WJ Communications, Inc. (formerly Watkins-Johnson Company) was founded in 1957 in Palo Alto, California. For more than 30 years, the Company developed and manufactured microwave devices for government electronics and space communications systems used for intelligence gathering and communication. In 1996, the Company began to develop commercial applications for its military technologies. The Company's continuing operations design, develop and manufacture innovative, high quality broadband communications products that enable voice, data and image transport over fiber optic, broadband cable and wireless communications networks around the world. The Company's products are used in the network infrastructure supporting and facilitating mobile communications, broadband high speed data transmission and enhanced voice services.

Effective January 31, 2000, a recapitalization merger of the Company was completed that included the following transactions, in accordance with the terms of the recapitalization merger agreement among the Company and FP-WJ Acquisition Corp. dated October 25, 1999 (the "Agreement"):

- The Company entered into a credit facility ("Facility") with CIBC World Markets Corp., among others. This Facility is comprised of a $15.0 million five-year revolver, a $25.0 million five-year term A loan, and a $15.0 million six-year term B loan. The Company borrowed $25.0 million under the term A loan and $15.0 million under the term B loan as part of the recapitalization merger. The outstanding debt under the Facility was repaid by the Company with a portion of the proceeds from the IPO.

- The Company incurred approximately $3.6 million in financing costs in conjunction with the Facility that were capitalized and $35.5 million of transaction, retention and severance compensation that was charged to operating expenses. A breakdown of the $35.5 million is as follows (in thousands):

             Legal                                                $  1,200
             Consulting and accounting fees                          3,500
             Bonus and retention payments                            3,400
             Severance costs                                         6,400
             Compensation charge for payment of stock options       16,800
             Financial services                                      2,600
             Other                                                   1,600
                                                                  --------
                                                                  $ 35,500
                                                                  ========

- The severance costs relate to 22 hourly and salaried personnel whose positions were eliminated at the date of the recapitalization merger transaction. This entire amount was paid during the three months ended March 31, 2000.

- The Watkins Trust retained an approximate 8.5% voting and economic interest in the Company as part of the recapitalization merger.

- The Company redeemed the remainder of the outstanding common stock for a cash payment of approximately $270 million.

- Fox Paine Capital Fund and affiliates (collectively "Fox Paine") invested $50.8 million in the Company.

                    WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


3.   SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents and Investments--Cash and equivalents consist of municipal bond funds and commercial paper acquired with remaining maturity periods of 90 days or less and are stated at cost plus accrued interest which approximates market value. Investments at December 31, 1999 consisted of high-grade debt securities (AA rating or better) with maturity greater than 90 days from the date of acquisition and are classified as "available-for-sale." Investments classified as available-for-sale are reported at fair market value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax, until realized.

Inventories--Inventories are stated at the lower of cost, using first-in, first-out and average-cost basis, or market. Cost of inventory items is based on purchase and production cost. Inventories at September 29, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                 September 29,      December 31,
                                                       2000               1999
                                                 ----------         ----------
           Finished Goods                        $    1,552         $      536
           Work in progress                           2,622                452
           Raw materials and parts                    9,936              4,158
                                                 ----------         ----------
                                                 $   14,110         $    5,146
                                                 ==========         ==========

Revenue Recognition--Revenues from product sales are recognized when all of the following conditions are met: the product has been shipped, the Company has the right to invoice the customer at a fixed price, the collection of the receivable is probable and there are no significant obligations remaining. Generally, title passes upon shipment of the Company's products. Beginning in March 2000, our contract with a significant customer converted to a consignment arrangement under which title does not pass until this significant customer utilizes our products in its production processes. As a consequence, we recognize revenue on this contract only when this customer notifies us of product consumption. Any anticipated losses on contracts are charged to earnings when identified. The Company provides a warranty on standard products and components and products developed for specific customers or program applications. The Company estimates the cost of warranty based on its historical field return rates. To date, the Company has had no significant warranty returns.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company has adopted SAB 101 and the adoption had no material effect on the accompanying financial statements.


Fiscal Year - The Company's fiscal year ends on December 31st of each year. The three months ended September 24, 1999 and September 29, 2000 included 13 weeks. The nine months ended September 24, 1999 and September 29, 2000 included 39 weeks.

Recent Accounting Pronouncements--In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133." These Statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains and losses resulting from changes in the fair market values of those derivative instruments would be accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. SFAS 133 will be effective for the company's year ending December 31, 2001. Management is in the process of evaluating any impact on the company's financial condition or results of operations resulting from these Statements. As of September 29, 2000 we have no foreign exchange contracts outstanding.

                    WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

3.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB No. 25. Interpretation No. 44 was effective July 1, 2000. The Interpretation clarifies the application of Opinion 25 for various issues, specifically the definition of an employee; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did not have a material impact on our financial position or the results of our operations.


4.   LEASES AND REAL ESTATE TRANSACTIONS

In October, 2000 the Company moved its operations from Palo Alto, California to San Jose, California. The net capital lease obligation associated with the Palo Alto facility of $2.7 million is included in accrued expenses as of September 29, 2000 due to the intent to sell the facility within the next twelve months.

The new facility will consist of two buildings: a current structure of approximately 82,000 feet and a smaller (approximately 42,000 square foot) building which is being constructed at the landlord's expense. Occupancy of the smaller building is expected to begin no later than the end of the second quarter of 2001. Both buildings are leased for ten years from the beginning of occupancy. The larger building has a beginning base monthly rent of $158,340 for the first twelve months, which increases by 4% over each succeeding twelve month period. The smaller building will have a beginning base monthly rent of $94,500 for the first twelve months which will also increase by 4% over each succeeding twelve month period. Rental payments on the second building are expected to begin during the Company's first quarter of 2001.


5.   ASSUMED BENEFICAL CONVERSION OF PREFERRED STOCK

In July, 2000, the Company sold 1,498,800 shares of its Series A Preferred Stock to one strategic investor and one financial investor. Net proceeds from the sales totaled approximately $11.2 million. Under the terms of the Series A Preferred Stock, the shares converted into common stock of the Company simultaneous with the Company's IPO in August, 2000. In connection with this conversion, the Company recorded a $10 million noncash preferred stock dividend based on an assumed beneficial conversion during the three month period ended September 29, 2000.

                    WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

6.   EARNINGS PER SHARE CALCULATION

Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods.

Earnings per share calculation for continuing operations are as follows:
(In thousands, except per share amounts)

                                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                     -------------------------------        -------------------------------
                                                     SEPTEMBER 29,      SEPTEMBER 24,       SEPTEMBER 29,      SEPTEMBER 24,
                                                             2000               1999                2000               1999
                                                     ------------       ------------        ------------       ------------
Income (loss) from continuing operations             $      1,923       $      6,322        $    (23,429)      $     10,290

     Preferred stock dividend                              (9,982)              -                 (9,982)             -
                                                     ------------       ------------        ------------       ------------


Income (loss) available to common
   shareholders from continuing operations
       (numerator)                                   $     (8,059)      $      6,322        $    (33,411)      $     10,290
                                                     ============       ============        ============       ============

Denominator for basic per share:
   Weighted average shares outstanding                     51,176            198,090              66,093            197,280
                                                     ============       ============        ============       ============


Denominator for diluted per share:
   Weighted average shares outstanding                     51,176            198,090              66,093            197,280

   Effect of dilutive stock options                          -                 7,140                -                 4,440
                                                     ------------       ------------        ------------       ------------

   Diluted average common shares                           51,176            205,230              66,093            201,720
                                                     ============       ============        ============       ============

Basic net income (loss) per share from
   continuing operations                             $     (0.16)       $       0.03        $      (0.51)      $       0.05

Diluted net income (loss) per share from
   continuing operations                             $     (0.16)       $       0.03        $      (0.51)      $       0.05


For the three months and nine months ended September 29, 2000, the incremental shares from the assumed exercise of 10,698,000 and 9,674,000 stock options, respectively, are not included in computing the dilutive per share amounts because continuing operations resulted in a loss and such assumed conversion would be antidilutive.

                    WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


7.   DEFERRED STOCK COMPENSATION

In conjunction with the issuance of certain stock options in 2000, 14,522,544 options were granted at an average exercise price of $1.37 per share which was equal to the weighted average fair value of $1.37 per share at the date of grant. This fair value was determined by using the same fair value used in the recapitalization merger transaction which was completed in January, 2000. Additionally, the Company granted 791,000 options where the weighted average exercise price of $5.31 per share was less than the deemed weighted average fair value of $10.08 per share subsequent to the Company's initial public offering. In addition, the Company sold 81,000 shares of common stock where the weighted average sales price of $3.82 per common share was less than the deemed weighted average fair value of $9.51 per share. The Company has recorded deferred stock compensation in the aggregate amount of $4,236,000 representing the differential between the deemed fair value of the Company's common stock and the exercise price at the date of grant for options or date of sale for stock purchases. The Company is amortizing this amount over the vesting period of the stock purchased and the options granted. The Company recorded $0.8 million of deferred stock compensation expense for the nine months ended September 29, 2000 in the accompanying financial statements.


8.   DISCONTINUED OPERATIONS

On January 14, 2000, the Company completed the sale of substantially all of the Telecommunications segment's assets to a unit of Marconi North America, Inc., a subsidiary of the General Electric Company p.l.c. of the United Kingdom. Net proceeds from the sale of about $57.0 million and an estimated pre-tax gain of more than $40.0 million are included in the Company's financial results in the first quarter of 2000.

The net assets of discontinued operations, current, was $20.2 million as of December 31, 1999. All significant amounts related to discontinued operations have been settled as of September 29, 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS. THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS INCLUDING FINANCIAL PROJECTIONS, STATEMENTS AS TO THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, AND STATEMENTS AS TO THE COMPANY'S FUTURE ECONOMIC PERFORMANCE, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. THESE FORWARD-LOOKING STATEMENTS ARE NOT HISTORICAL FACTS BUT RATHER ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES, PROJECTIONS ABOUT OUR INDUSTRY, OUR BELIEFS AND OUR ASSUMPTIONS. WORDS SUCH AS "MAY," "WILL," "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS" AND "ESTIMATES" AND VARIATIONS OF THESE WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, TECHNOLOGICAL INNOVATION IN THE WIRELESS AND FIBER OPTIC COMMUNICATIONS MARKETS, THE AVAILABILITY AND THE PRICE OF RAW MATERIALS AND COMPONENTS USED IN THE COMPANY'S PRODUCTS, THE DEMAND FOR WIRELESS AND FIBER OPTIC SYSTEMS AND PRODUCTS GENERALLY AS WELL AS THOSE OF OUR CUSTOMERS AND CHANGES IN OUR CUSTOMER'S PRODUCT DESIGNS SUCH THAT OUR PRODUCTS ARE NO LONGER REQUIRED IN THEIR PRODUCTS. READERS OF THIS REPORT ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONDENSED FINANCIAL STATEMENTS AND RELATED DISCLOSURES INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT. EXCEPT FOR HISTORIC ACTUAL RESULTS REPORTED, THE FOLLOWING DISCUSSION MAY CONTAIN PREDICTIONS, ESTIMATES AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. SEE "CAUTION REGARDING FORWARD-LOOKING STATEMENTS" INCLUDED ABOVE FOR A DISCUSSION OF CERTAIN FACTORS THAT COULD CAUSE FUTURE ACTUAL RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FOLLOWING DISCUSSION.


Current Operations and Business Outlook


Third Quarter 2000 Compared to Third Quarter 1999

Sales - Sales increased 112% to $35.0 million in the third quarter of 2000 from $16.5 million in the third quarter of 1999. This increase is attributable to increased shipments of products related to all three of our broadband infrastructure product categories, particularly fiber optic products which increased by 311% to $15.6 million in the third quarter of 2000. The increase in our fiber optics sales was related to strong demand for OC-192 oscillators, which we sell to a significant customer. Fiber optic sales represented 45% of total sales for the quarter. Wireless product sales during the third quarter of 2000 totaled $13.5 million, representing 38% of total sales for the quarter and an increase of 60% over the third quarter of 1999. Semiconductor sales during the third quarter totaled $5.9 million, representing 17% of total sales for the quarter and an increase of 37% over the third quarter of 1999.

Gross profit - Our gross profit increased 91% to $13.0 million in the third quarter of 2000 from $6.8 million in the third quarter of 1999. This increase was related to the increase in sales described above. As a percentage of sales, our gross profit margin declined to 37.3% in the third quarter of 2000 from 41.4% in the third quarter of 1999. This decline in our gross profit margin was a result of several new products being transitioned from development to manufacturing as well as higher facility costs associated with our new facility in San Jose. In general, we achieve lower gross profit margins on products that have recently been transitioned into manufacturing and which are in low rate production as compared to products in higher rate production, that we have more manufacturing experience producing and which absorbs greater amounts of overhead.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

         Research and development - Research and development expenses increased $0.4 million to $4.8 million in the third quarter of 2000 from $4.4 million in the third quarter of 1999. The increase in research and development expenses relates to an increase in the Company's engineering staff. As a percentage of sales, research and development expenses declined to 13.8% of sales in the third quarter of 2000 from 26.4% of sales in the third quarter of 1999. The decrease in research and development expenses as a percentage of sales primarily relates to the increase in sales described above.

         Selling and administrative - Selling and administrative expenses in the third quarter of 2000 increased $3.6 million to $4.8 million from $1.2 million in 1999. The increase in selling and administrative expense is primarily related to higher levels of selling related expenses, corporate support expenses, bad debt provisions and recruiting expenses in the third quarter of 2000. As a percentage of sales, selling and administrative expenses increased to 13.7% of sales in the third quarter of 2000 from 7.1% in the third quarter of 1999.

         Amortization of deferred stock compensation - Prior to the Company's initial public offering, certain common stock options were granted to employees at prices which were deemed to be below fair market value. As a result, the Company recorded deferred stock compensation which is being amortized over the vesting period of the related stock options. During the third quarter of 2000, the Company recorded amortization of deferred stock compensation of $0.3 million.

         Corporate administrative expenses - During the third quarter of 2000, corporate administrative expenses totaled $0 versus $1.2 million in the third quarter of 1999. After January 31, 2000, the date of our recapitalization merger, corporate administrative expenses were included with selling and administration expenses.

         Recapitalization merger and other - Recapitalization merger and other totaled $0 during the third quarter of 2000 as compared to $1.6 million in the third quarter of 1999. Recapitalization merger and other expenses during the third quarter of 1999 related to expenses incurred in connection with the sale of our telecommunications group.

         Interest Income - Interest income decreased $0.4 million to $0.7 million in the third quarter of 2000 compared to $1.1 million in the third quarter of 1999. The decrease was primarily due to less funds available for investment in the third quarter of 2000 due to the recapitalization merger which closed on January 31,2000.

         Interest expense - Interest expense increased $0.7 million to $0.8 million in the third quarter of 2000 from $0.1 million in the third quarter of 1999. The increase in interest expense primarily relates to the debt the Company incurred in connection with the recapitalization merger, which closed on January 31, 2000. The Company repaid this debt with a portion of the net proceeds from its initial public offering.

         Other income (expense)- net - Other income (expense)- net decreased $0.4 million to other expense of $0.2 million in the third quarter of 2000 from other income of $0.2 million in the third quarter of 1999. During the third quarter of 2000, other (expense) primarily relates to expenses in excess of sublease payments on certain real estate the Company subleased to an independent company. In the third quarter of 1999, other income primarily related to net rental income from the aforementioned property.

         Gain on disposition of real property - In the third quarter of 1999, we completed the sale of a San Jose, California facility for net proceeds of approximately $16.9 million which resulted in a pretax gain of $9.7 million.

         Income tax provision - Our effective tax rate for continuing operations was 33.1% in the third quarter of 2000 as compared to 31.9% in the third quarter of 1999.

         Extraordinary item, net of taxes - During the third quarter of 2000, we repaid all of the outstanding borrowings under our credit facility and wrote-off, as an extraordinary item, the remaining unamortized deferred financing cost of $3.3 million before income taxes of $1.25 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

         Assumed preferred stock dividend - beneficial conversion - Under the terms of our preferred stock, it converted into 1,498,800 shares of common stock at the time of our initial public offering. In connection with this conversion, we recorded an assumed preferred stock dividend of $10.0 million based on an assumed beneficial conversion.

         YEAR-TO-DATE 2000 COMPARED TO YEAR-TO-DATE 1999

         Sales - Sales increased 25% to $79.6 million during the first nine months of 2000 from $63.7 million in the first nine months of 1999. The increase is primarily related to a 217% increase in the sales of fiber optic products, particularly OC-192 oscillators shipped to one of our largest customers. For the first nine months of 2000, fiber optic sales totaled $34.0 million and comprised 43% of total sales. Also during the first nine months of 2000, sales of semiconductor products rose 39% to $16.0 million from $11.5 million in the first nine months of 1999, primarily due to higher shipments of our highly linear amplifier products. In comparison with the first nine months of 1999, wireless product sales declined by 29% to $29.6 million during the first nine months of 2000. In the first nine months of 1999, the Company completed a fixed wireless project for a major customer in an emerging country. Sales for this project totaled $22.3 million or 35% of total sales for the first nine months of 1999.

         Gross Profit - Our gross profit increased 24.5% to $30.2 million in the first nine months of 2000 from $24.2 million in the first nine months of 1999. The increase in gross profit dollars generated was related to the increase in sales. As a percentage of sales, our gross profit margin stayed relatively constant at 37.9% of sales in the first nine months of 2000 as compared to 38.0% during the first nine months of 1999. Throughout the first nine months of 2000, economies of scale achieved by higher volumes of manufacturing have been offset by higher costs primarily associated with new products being transitioned from development to production. The Company has also experienced higher facilities costs during the first nine months of 2000 associated with the relocation of the Palo Alto manufacturing facility to San Jose.

         Research and development - Research and development expenses increased 4% to $13.6 million in the first nine months of 2000 from $13.0 million in the first nine months of 1999. The increase in research and development expenses relates to an increase in the Company's research and development staff, which resulted in higher levels of salaries and benefit cost. As a percentage of sales, research and development expenses declined to 17.1% of sales in the first nine months of 2000 from 20.4% of sales in the first nine months of 1999. The decline as a percentage of sales relate to the Company's increased sales.

         Selling and administrative - Selling and administrative expenses increased to $10.7 million in the first nine months of 2000 from $3.7 million in the first nine months of 1999. The increase in selling and administrative primarily related to higher levels of selling related expenses, corporate support expenses, bad debt provisions and recruiting expenses in the first nine months of 2000. As a percentage of sales, selling and administrative expenses increased to 13.5% of sales in the first nine months of 2000 from 5.8% in the first nine months of 1999.

         Amortization of deferred stock compensation - Prior to the Company's initial public offering, certain common stock options were granted to employees at prices which were deemed to be below fair market value. As a result, the Company recorded deferred stock compensation which is being amortized over the vesting period of the related stock options. During the first nine months of 2000, the Company recorded amortization of deferred stock compensation of $0.8 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

         Corporate administrative expenses - After January 31, 2000, the Company began including corporate administrative expenses in selling and administrative expenses. For the first nine months of 2000, corporate administrative expenses totaled $0.3 million versus $3.0 million in the first nine months of 1999.

         Recapitalization merger and other - Recapitalization merger and other totaled $35.5 million during the first nine months of 2000 as compared to $1.6 million during the first nine months of 1999. The recapitalization merger and other expenses we incurred in the first nine months of 1999 related to the sale of our telecommunications group. The recapitalization merger expenses we incurred in the first nine months of 2000 related to our recapitalization merger and included: $16.8 million of compensation expenses related to payments to former option holders; $9.8 million of compensation expenses related to bonus, retention, and severance amounts for certain employees; $4.7 million of legal, consulting and accounting fees; and $4.2 million of financial services and other expenses related to the recapitalization merger transaction.

         Interest income - Interest income decreased $0.6 million to $2.1 million in the first nine months of 2000 from $2.7 million in the first nine months of 1999. The decrease primarily related to less average funds being available for investment in the first nine months of 2000 as compared to the first nine months of 1999.

         Interest expense - Interest expense increased $2.7 million to $3.1 million in the first nine months of 2000 from $0.4 million in the first nine months of 1999. The increase primarily related to interest incurred on debt we incurred as part of our recapitalization merger.

         Other income (expense)- net - Other income (expense) -net decreased $1.2 million to other expense of $0.9 million in the first nine months of 2000 from other income of $0.3 million in the first nine months of 1999. During the third quarter of 2000, other (expense) primarily relates to expenses in excess of sublease payments on certain real estate the Company subleased to an independent company. In the first nine months of 1999, other income primarily related to net rental income from the aforementioned property.

         Gain on disposition of real property - During the first nine months of 2000 we realized a gain of $0.8 million related to reimbursement of property development costs associated with a San Jose facility which was sold in 1999. In the first nine months of 1999, we completed the sale of a San Jose, California facility for net proceeds of approximately $16.9 million, which resulted in a pretax gain of $9.7 million.

         Income tax provision (benefit) - Our effective tax rate for continuing operations for the first nine months of 1999 was a provision of 32.1%. In the first nine months of 2000 we had an effective tax benefit rate for continuing operations of (26.4%) due to certain nondeductible items.

         Extraordinary item, net of taxes - During the first nine months of 2000, we repaid all the outstanding borrowing under our credit facility and wrote-off, as an extraordinary item, the remaining unamortized deferred financing cost of $3.3 million before income taxes of $1.25 million.

         Assumed preferred stock dividend - beneficial conversion - Under the terms of our preferred stock, it converted into 1,498,800 shares of common stock at the time of our initial public offering. In connection with this conversion, we recorded an assumed preferred stock dividend of $10.0 million based on an assumed beneficial conversion.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

         Liquidity and Capital Resources

         On September 29, 2000, cash and equivalents and short-term investments totaled $73.1 million, a decrease of $100.7 million from the year-end balance of $173.8 million. The net decrease was primarily attributable to cash used in connection with our recapitalization merger on January 31, 2000. During the third quarter, the Company realized approximately $11.2 million of net proceeds from the sales of our Series A Preferred Stock and approximately $88.4 million of net proceeds from the sale of our common stock in the Company's IPO on August 18, 2000. In addition, during the first nine months of 2000, the Company realized approximately $62.3 million of net proceeds from the disposition of discontinued operations, and approximately $60.7 million of net proceeds from the sale of common stock during the recapitalization merger.

         Net Cash Provided (Used) by Continuing Operating Activities - Net cash provided (used) by continuing operations was $3.6 million and $8.3 million in the first nine months of 2000 and 1999 respectively. Net income (loss) for the first nine months of 2000 and 1999 was comprised of a loss of ($23.4) million and income of $10.3 million from continuing operations and income of $30.9 million and $13.0 million from discontinued operations, respectively. Significant items impacting the difference between income (loss) from continuing operations and cash flows from continuing operations in the first nine months of 2000 were $13.9 million used in working capital, $35.5 million of recapitalization and merger cost and a $2.1 million extraordinary item related to the write-off of unamortized deferred financing cost. The $13.9 million used in working capital relates to a $9.4 million increase in receivables, a $9.0 million increase in inventories and a $2.4 million decrease in accruals and payables partially offset by a $6.9 million decrease in other assets. Significant items impacting the difference between net income from continuing operations and cash flows from continuing operations for the first nine months of 1999 were $5.3 million provided by working capital and $9.7 million related to a gain on the disposition of property plant and equipment. The $5.3 million provided by working capital primarily relates to a $15.3 million decrease in other assets and a $1.9 million decrease in receivables partially offset by a $11.8 million decrease in accruals and payables. The $9.7 million gain on disposal of property plant and equipment relates to the Company's sale of an unused facility located in San Jose.

         Net Cash Provided (Used) by Investing Activities - Net cash provided by investing activities was $96.5 million and $32.8 million in the first nine months of 2000 and 1999, respectively. The primary items providing cash from investing activities in the first nine months of 2000 were the sale of short-term investments totaling $43.1 million and the sale of discontinued operations totaling $62.3 million partially offset by $9.0 million in capital expenditures. The primary items providing cash from investing activities during the first nine months of 1999 were the sales of real property totaling $16.9 million, the sale of discontinued operations totaling $19.9 million and the sale of short-term investments totaling $24.9 million partially offset by purchases of short-term investments totaling $24.9 million and capital expenditures totaling $4.1 million.

         Net Cash Used in Financing Activities - Net cash used in financing activities increased $143.3 million in the first nine months of 2000 to $145.5 million from $2.2 million in the first nine months of 1999. During the first nine months of 2000, the Company used cash in financing activities to repurchase $270.2 million of its common stock in connection with our recapitalization merger, pay recapitalization merger expenses of $35.5 million and to pay long-term debt of $40.1 million. These items were partially offset by the proceeds from the sale of common and preferred stock totaling $160.3 million and borrowings under our credit facility totaling $40.0 million. The proceeds from the issuance of common and preferred stock included a $60.7 million investment in common stock which occurred in connection with our recapitalization merger, the sale of preferred stock, which subsequently converted into common stock, for net proceeds of $11.2 million and the sale of common stock in our initial public offering for net proceeds of approximately $88.4 million.

         The Company believes its cash and equivalents on hand will be sufficient to fund current operations for the next twelve months.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

         Cash Equivalents and Investments--Cash equivalents consist of municipal bond funds and commercial paper acquired with remaining maturity periods of 90 days or less and are stated at cost plus accrued interest which approximates market value. Investments at December 31, 1999 consisted of high-grade debt securities (AA rating or better) with maturity greater than 90 days from the date of acquisition and are classified as "available-for-sale." Investments classified as available-for-sale are reported at fair market value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax, until realized.

         The following table provides information about the company's investment portfolio and constitutes a "forward-looking statement." For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.


                                           EXPECTED MATURITY         WEIGHTED
                                               AMOUNTS             AVERAGE INTEREST
          EXPECTED MATURITY DATES            (IN THOUSANDS)            RATE
          -------------------------------------------------------------------------
          Cash and equivalents:
              September 29, 2000                $ 73,098               6.55%

          Short-term investments                      -
                                                --------
          Fair value at
              September 29, 2000                $ 73,098
                                                ========

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company completed its initial public offering ("IPO") on August 18, 2000, pursuant to a Registration Statement Form S-1 (File No. 333-38518), which was declared effective by the Securities and Exchange Commission on August 17, 2000. In the IPO we sold an aggregate of 6,210,000 shares of common stock, par value of $0.01 per share. The sale of the shares of common stock generated aggregate proceeds of $99.4 million. The aggregate net proceeds were approximately $88.4 million after deducting underwriters discounts and commissions of approximately $7.0 million and directly paid expenses of the offering of $4.0 million. Chase H&Q, CIBC World Markets and Thomas Weisel Partners LLC were the lead underwriters for the IPO.

         The Company used approximately $40.0 million of the net proceeds to repay outstanding debt amounts. The remainder of the net proceeds will be used for several corporate purposes including working capital and capital expenditures, pending such uses, the net proceeds are invested in short-term liquid investments.

         In July, 2000, the Company sold 1,498,800 shares of its Series A preferred stock to one strategic and one financial investor for gross proceeds of $12.5 million. The net proceeds of $11.2 million were remaining after $1.3 million of expenses relating to the sale, primarily commissions related to the sale. These shares of preferred stock were converted to an equivalent number of shares of common stock concurrently with the completion of the IPO on August 18, 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On August 16, 2000, our stockholders approved by written consent the Company's 2000 Non-Employee Director Stock Compensation Plan. 38,297,870 shares of common stock approved the adoption of the plan. 10,047,125 shares of common stock were unvoted.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Financial data schedule.

         b) The Company did not file any reports on Form 8-K during the three months ended September 29, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             WJ COMMUNICATIONS, INC.
                                   (Registrant)



Date  November 13, 2000                     By:   /s/ MALCOLM J. CARABALLO
                                                --------------------------------
                                                      Malcolm J. Caraballo
                                                      President and Chief
                                                       Executive Officer







Date November 13, 2000                     By:      /s/ WILLIAM T. FREEMAN
                                                --------------------------------
                                                        William T. Freeman
                                                     Chief Financial Officer

                                  EXHIBIT INDEX


The Exhibits below are numbered according to Item 601 of Regulation S-K.

        Exhibit
        Number            Exhibit
        -------           -------
         27.1             Financial Data Schedule for the three and nine months ended
                          September 29, 2000.

-------------------------

b) The Company did not file any reports on Form 8-K during the three months ended September 29, 2000.