Form 10-K
period 2000-12-31
WJ COMMUNICATIONS INC
filed 2001-03-29
CIK 105006

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 333-38518

WJ COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-1402710
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
401 River Oaks Parkway, San Jose, California	95134
(Address of principal executive offices)	(Zip Code)

(408) 577-6200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK $0.01 PAR VALUE
(Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. / /

    As of March 16, 2001 there were 55,353,040 shares outstanding of the registrant's common stock, $0.01 par value. As of that date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $23,281,121.

DOCUMENTS INCORPORATED BY REFERENCE

    PART III—Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2001 are incorporated by reference into Part III (Items 10, 11, 12 and 13) to this Form 10-K.

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K, the annual report, press releases and certain information provided periodically in writing or orally by the Company's officers, directors or agents contain certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecasted in the forward-looking statements. In addition, the forward-looking events discussed in this annual report might not occur. These risks and uncertainties included, among others, those described in the section of this report entitled "Risk Factors that May Affect Future Results." Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission. We assume no obligation to update or revise the forward-looking statements or risks and uncertainties to reflect events of circumstances after the date of this report or to reflect the occurrence of unanticipated events.

WJ COMMUNICATIONS, INC.
FORM 10-K ANNUAL REPORT

PART I

Item 1. BUSINESS

    WJ Communications, Inc. (formerly Watkins-Johnson Company) was founded in 1957 in Palo Alto, California. We were originally incorporated in California and reincorporated in Delaware in August 2000. For more than 30 years, we developed and manufactured microwave devices for government electronics and space communications systems used for intelligence gathering and communication. In 1996, we began to develop commercial applications for our military technologies. We design, develop and manufacture innovative, high quality broadband communications products that enable voice, data and image transport over fiber optic, broadband cable and wireless communications networks around the world. Our products are comprised of advanced, highly functional components and integrated assemblies which address the radio frequency challenges faced by both current and next generation broadband communications networks. Our products are used in the network infrastructure supporting and facilitating mobile communications, broadband high speed data transmission and enhanced voice services. We previously operated through other segments and have treated our former Government Electronics, Semiconductor Equipment and Telecommunication segments as discontinued operations. All segments classified as discontinued operations had been divested by March 31, 2000.

    We completed our initial public offering ("IPO") on August 18, 2000, pursuant to a Registration Statement Form S-1 (File No. 333-38518), which was declared effective by the Securities and Exchange Commission on August 17, 2000. In the IPO we sold an aggregate of 6,210,000 shares of common stock, par value of $0.01 per share. The sale of the shares of common stock generated aggregate proceeds of $99.4 million. The aggregate net proceeds were approximately $88.4 million after deducting underwriters discounts and commissions of approximately $7.0 million and directly paid expenses of the offering of $4.0 million. Chase H&Q, CIBC World Markets and Thomas Weisel Partners LLC were the lead underwriters for the IPO. Our common stock is traded on the Nasdaq National Market under the symbol "WJCI".

Overview

    We design, develop and manufacture innovative, high quality broadband communications products that enable voice, data and image transport over fiber optic, broadband cable and wireless communications networks around the world. Our products are comprised of advanced, highly functional components and integrated assemblies which address the radio frequency, or RF, challenges of both current and next generation broadband communications networks. These products are used in the network infrastructure supporting and facilitating mobile communications, broadband high speed data transmission and enhanced voice services. Our core expertise in gallium arsenide semiconductor and thin-film technology, coupled with our exceptional RF design integration and manufacturing capabilities, have enabled us to attain a competitive advantage in these broadband communications markets.

Industry Background

    Over the last decade, there have been significant developments in the communications industry, as evidenced by the emergence of the Internet, wireless communications and digital television services. Growing demand for voice, video and data services, as well as high speed Internet access, has increased the need for communications networks capable of handling large volumes of traffic. Simultaneously, the deregulation of the communications industry and the resulting competition among service providers has forced these service providers to seek to differentiate themselves in an effort to attract and retain subscribers. As the constraints of the traditional communications infrastructure have limited service providers' ability to meet the growing demand for broadband access, these service providers have been upgrading their systems, as well as deploying next-generation broadband communications technologies including fiber optic, broadband cable and broadband fixed wireless. These enhancements have, in turn, fueled the demand of consumers and businesses for increased access, mobility, functionality and bandwidth. As a result, we believe the market for broadband communications networks is expected to continue to grow over the next several years.

    Demand for High-Speed Internet Access and Other Data Services Has Increased the Need for Broadband Access.  Consumers are using the Internet for a variety of applications including e-mail, audio, streaming video and other multimedia services. Businesses are also using the Internet for e-commerce, global marketing, customer support, order fulfillment and supply management. Furthermore, the growth in the use of corporate data networks and the rising number of telecommuters and traveling employees have resulted in the need to transmit large quantities of data to almost any location at high speed.

    These trends have increased the demands placed on communications networks. As a result, communication service providers have focused on implementing system improvements providing greater capacity and speed. The enhanced performance of communications networks has attracted new subscribers and led to more applications and, therefore, resulted in an even greater demand for bandwidth. Thus, the need for additional network capacity and performance has created a continuing cycle of network improvements and increases in bandwidth that are being matched by advances in the applications and services generating this demand.

    Greater Demand for Broadband Access Has Led Service Providers to Develop and Deploy Next Generation Transport Technologies.  The traditional copper wire communications infrastructure was originally built for voice traffic. This infrastructure has not been sufficient to meet consumer and business demand for broadband access, which has led to the implementation and deployment of next generation communications networks with greater transmission capacity and speed. These networks are typically comprised of long haul segments, metro-access segments and local access segments. The long-haul segment of the network transports voice, video and data over long distances between metropolitan and regional concentrations of end-users. These long haul network segments are typically connected to a metro-access loop which surrounds concentrations of users and serves as on/off ramps to the long haul segments of the network. In turn, the metro-access segment of a network is connected to businesses and consumers by what is often referred to as the first and last mile of the network. The capacity and speed of network access experienced by the end-user is governed by the slowest segment of the network. Therefore, to deliver broadband access to businesses and consumers, service providers must increase the capacity of the long haul, metro-access and first and last mile segments of the network.

    Because of its vast capacity, fiber optic transport equipment is generally being implemented for the long haul and metro-access segments of the network. In many cases, however, the implementation cost of fiber optic network equipment makes it impractical to deploy fiber optic cable directly to the end-user. In order to provide greater bandwidth to the small or medium size business and the residential consumer, communications service providers are deploying lower cost broadband transport technologies including broadband cable, wireless and digital subscriber line.

    Fiber Optic Networks.  Fiber optic networks use laser-generated light to transmit voice, video and data through ultra-thin strands of glass, which are characterized by large capacity. These networks have been used for some time within communications networks for long-haul data transport and are being extended closer to the end user as bandwidth needs proliferate. One application of fiber close to the end user is broadband cable, which combines fiber optic cable and copper wire.

  •
  Fiber Optic Systems.  The most advanced fiber optic transport technology commercially available is capable of carrying data at OC-192 transmission rates. OC-192 systems transmit data at 10 gigabits-per-second, which is 150,000 times the capacity of a standard dial-up twisted-pair copper line. These 10 gigabits-per-second data streams are then optically multiplexed to provide total capacities of hundreds of gigabits-per-second per fiber. The majority of fiber optic systems operate at much lower data transmission rates. To meet the growing bandwidth demand, communications service providers are deploying additional fiber optic cable and upgrading the transmission capacity of their existing fiber through higher-speed transmission technologies.

  •
  Broadband Cable Systems.  Broadband cable is a combination of fiber optic cable and copper wire, and is predominantly used within cable television systems. Cable television system owners have been upgrading their broadband cable infrastructure to enable two-way interactive, high-speed data, cable telephone and higher channel count video services. According to Paul Kagan Associates, a communications industry market research firm, from 1996 through 1999, the cable industry's infrastructure investments totaled $31 billion. Furthermore, 68% of the 68 million cable homes in the United States are now passed by activated two-way cable, allowing for the deployment of interactive, on-line and telephone services to those homes.

    Wireless Communications Networks.  The global wireless communications industry has grown considerably, driven by the demand for mobile telephone service. These mobile subscribers are increasingly demanding data services in addition to enhanced voice services. Next-generation mobile networks are presently being built to provide enhanced voice and data services. According to Cahners In-Stat, another communications industry market research firm, wireless basestation deployments using only the current technologies are estimated to increase to 300,000 per year by 2004 and additional deployments using advanced third generation technologies are likely to begin.

    In addition, fixed wireless communication networks are being deployed as an alternative to wireline systems to provide high bandwidth access. Broadband fixed wireless access offers a solution that meets the needs of many consumers and businesses for which wireline technologies are not cost-effective or adequate. Through the use of hubs and remote radio transmitters and receivers, broadband data is transmitted at frequencies of 2 gigahertz or more. Broadband fixed wireless offers another scalable means of access to fiber optic networks. According to Cahners In-Stat, total users of microwave and millimeter-wave broadband fixed wireless services will reach 6.9 million by 2003.

    Digital Subscriber Line Technology.  Digital subscriber line technology improves the capacity and transmission speed of existing twisted-pair copper lines. Various implementations of digital subscriber line technology are being developed and deployed in an effort to improve network capacity while using the existing infrastructure. The increased use of digital subscriber line technology as an access technology that connects subscribers to fiber optic long-haul segments of communications networks will place increased demands on fiber optic networks to supply the desired applications and data rates.

The RF Challenge

    While the transport medium is very different for fiber optic, broadband cable and wireless communications networks, the core technology of RF electronics is common to each. In these networks, signals are transported at radio frequencies or higher. The design and performance parameters at radio frequencies are generally more challenging and more complex than those at lower frequencies. As a result, the demand for broadband communications networks has led to increased demand for advanced RF products. For example, high speed fiber optic systems place a premium on stable and reliable oscillators for precise timing, while wireless systems generally require components that transmit signals with minimal interference or distortion, which is commonly referred to as high linearity. In addition, the ability to integrate RF components into higher level, more complex assemblies and to interface these RF assemblies and subsystems with other network elements requires a highly specialized engineering expertise. The knowledge and skills required to design and manufacture RF components and integrate them into more complex assemblies and subsystems are unique and can take many years to develop, particularly in a competitive commercial environment. In addition, the continual pressure to innovate, bring products to market more quickly and manufacture reliable products cost-effectively compounds the need for advanced RF design expertise. Communications equipment manufacturers seek companies with the technical skills and engineering resources to design, manufacture and integrate advanced products required by current and future generations of fiber optic and wireless infrastructure equipment.

The WJ Communications Solution

    We provide the technology, design expertise and products that enable solutions addressing the RF challenges common in fiber optic, broadband cable and wireless communications networks. With the ability to design and manufacture components, integrate these components into higher level RF assemblies and interface these assemblies with other network elements, we enable advanced communications networks that satisfy the demand for the rapid transmission of large amounts of data, voice and video. Our core technology lies within our advanced gallium arsenide semiconductor, thin-film substrate and oscillator capabilities. By satisfying the critical need for precise, stable and reliable data timing in fiber optic networks and for linearity in wireless networks, our solutions improve both network capacity and speed.

    With our broad experience and expertise, we provide our customers with a complete solution to their RF challenges, from technology concept to engineering design and volume manufacturing. Our RF expertise covers a broad range of frequencies, from a few megahertz to 30 gigahertz or more, used in advanced communications networks today. Our solution is comprised of the following key elements:

    Advanced Device Technology.  We design products using the following core technologies:

  •
  Gallium Arsenide Semiconductor Technology.  Gallium arsenide is a crystalline material that is often used as an alternative to silicon in the production of semiconductors used in high frequency signal transmission. We have substantial expertise in highly linear gallium arsenide semiconductor products that amplify and transform signals with minimal distortion and interference. We believe that our devices are more efficient, consume less power and produce less heat than competitive products, and, consequently, enable RF systems to achieve optimal performance.

  •
  Thin-Film Substrate Technology.  Thin-film substrates are ceramic circuit boards on which thin conductive and resistive films have been deposited. Thin-film substrates conduct signals at high frequencies with less signal loss than printed circuit boards. Our thin-film substrate technology includes several features that enhance performance at high frequencies while reducing the assembly cost of integrated products.

  •
  Oscillator Technology.  Oscillators are components that enable wireless systems to convert RF signals from one frequency to another. Oscillators are typically used to reduce transmission frequency so that signal processing equipment operating at lower frequencies can extract information from the signal. Oscillators also provide the timing function, or clock, for fiber optic communications networks. We have oscillator technology that provides the precision, stability and reliability required by high speed broadband networks.

    RF Design Expertise.  We have been designing RF and microwave products for more than 40 years and have developed significant RF design expertise. Our team of over 110 highly qualified and talented engineering and technical employees is capable of applying this expertise to fiber optic, broadband cable and wireless communications products. When combined into more complex assemblies, RF components can interact with each other and other network elements. As a result, specialized integration skills are needed. We have developed the skills necessary to excel at integrating RF components into higher level assemblies. This broad range of RF design expertise allows us to create products from the component level through the more complex assembly level that are optimized to achieve high performance with minimum cost.

    Manufacturability.  Our ability to rapidly convert new technologies and designs into completed products results from our flexible manufacturing operations and our manufacturing engineering expertise. Our manufacturing operations are comprised of a number of individual manufacturing cells. Cells can be added or reconfigured to respond to changes in product demand. This cell-based architecture provides us with the flexibility to use a cell to manufacture one product in the morning and a different product in the afternoon. Our emphasis on test and assembly automation, coupled with our judicious use of outsourcing, has resulted in a robust, cost-effective set of manufacturing processes. Using these processes, we believe we can rapidly transition from prototype to volume manufacturing with exceptional product quality and performance.

Business Strategy

    Our objective is to be the leading supplier of innovative, proprietary RF solutions to communications equipment companies and service providers. To meet this goal, we intend to:

    Leverage Our Technology Leadership and Our Design and Integration Expertise to Grow with Growing Markets.  We intend to participate in the rapid growth of the global fiber optic and wireless communications markets by leveraging our leading technology and our superior design skills and by capitalizing on the need for higher level, more complex assemblies. We believe that as data transmission speeds increase in fiber optic networks and as data throughput requirements expand in wireless networks, the ability to solve the RF challenges becomes increasingly important. We intend to apply our RF design expertise to develop additional leading-edge products in each of the rapidly growing areas of the communications markets. We also intend to use our integration expertise to design cost-effective, high performance integrated assemblies for our customers. Due to the commonality of the RF challenge in fiber optic, broadband cable and wireless communications networks, we have the flexibility to allocate our design and engineering resources to any or all of these markets and intend to use this flexibility to take advantage of market opportunities as they arise.

    Maintain and Develop Strong Collaborative Customer Relationships with Industry Leaders.  We believe our reputation for product quality, technical performance, customer responsiveness, on-time delivery and cost competitiveness will help us to continue to maintain and develop a loyal customer base. We collaborate with many of our customers to design and develop new products for them as they develop new products. We plan to maintain our current, and develop new, customer relationships with industry leaders within the fiber optic, broadband cable and wireless communications markets.

    Expand Manufacturing Capabilities.  We intend to expand our manufacturing capabilities to meet our customers' demand through a combination of outsourcing and in-house manufacturing. We also intend to continue to pursue automation in both assembly and testing for robust processes that produce repeatable and reliable product performance.

    Acquire and Develop New Technologies.  We intend to continue to augment our existing technology base and design capabilities by acquiring complementary technologies, design capabilities, manufacturing processes and product offerings for broadband communications applications. In addition, we intend to continue to focus our research and development efforts on emerging communications and RF technologies.

Products and Technology

    We are committed to being a technology leader and product development innovator within the growing broadband communications markets. By applying our sophisticated integration expertise to high level assembly design, we are able to develop cost-effective, high performance products suitable for volume manufacturing. Many of our design engineers, because of the breadth of their experience and expertise, are capable of working effectively at both the semiconductor level and the integrated assembly level. As a result, we are able to focus our expertise and resources to quickly address specific market opportunities as they arise. Our product offerings fall into the following three categories:

  •
  Semiconductor Products

  •
  Fiber Optic Communications Products

  •
  Wireless Communications Products

Semiconductor Products

    Our semiconductor products include a broad array of high performance gallium arsenide semiconductors and thin-film substrates that we manufacture for our own use as well as for sale to others. The primary markets for our gallium arsenide semiconductor and thin-film substrate products are the fiber optic, broadband cable, mobile wireless infrastructure and broadband fixed wireless markets.

    Gallium Arsenide Semiconductor Products.  Our gallium arsenide semiconductor products are comprised primarily of amplifiers, mixers and transistors. Amplifiers and transistors increase the level of signals, while mixers translate a signal from one frequency to another. The strength of our gallium arsenide semiconductor technology lies in our ability to design and manufacture highly linear products. High linearity is one of the most critical performance parameters for broadband cable and wireless networks. While our gallium arsenide semiconductor products form a solid technological foundation for our own integrated product offerings, we sell approximately 90% of these products to customers. We are currently developing additional highly linear amplifier and mixer products for point-to-point and point-to-multipoint wireless access systems, which are expected to offer significant performance and cost advantages over other currently available products. Point-to-point wireless access systems are two way communication links which send and receive data between two fixed locations. Point-to-multipoint wireless access systems are two way communication links between a single fixed central location and multiple fixed user locations. We believe these products will provide a portion of the cost reduction necessary to expand broadband fixed wireless networks into more price sensitive applications and markets. The table below illustrates the wide range of applications for which our gallium arsenide semiconductor products are used:

	Amplifiers	Mixers	Transistors
Fiber optic	X	N/A	X
Broadband cable	X	X	X
Broadband fixed wireless	X	X	X
Second and third generation wireless base stations	X	X	X

    Thin-Film Substrate Products.  Our semiconductor products also include thin-film substrates designed and manufactured using several advanced processes. Our thin-film substrates incorporate technology that improves the electrical performance of the circuits while enabling increased circuit density. In addition, we use laser machining technology in the production of our thin-film substrates, which allows us to cut our products into virtually any shape. Accordingly, these custom-shaped thin-film substrates allow RF and microwave modules to be manufactured with consistency at low cost. We use our thin-film products in the design and production of our fiber optic and wireless communications products and sell them to customers. We recently developed a thin-film process for six-inch substrates, which should further increase the productivity and lower the manufacturing cost of broadband fixed wireless networks.

Fiber Optic Communications Products

    Our fiber optic communications products include both high data-rate fiber optic and broadband cable network products. Our fiber optic products are targeted for use in the long haul, metro-access and first and last mile access segments of networks. Our broadband cable products are used to provide high bandwidth first and last mile access to consumers and small businesses.

    Fiber Optic Products.  Fiber optic systems are being upgraded by communications service providers to provide higher data transmission rates as a means of increasing network capacity. The highest transmission rate systems that are currently commercially available are the OC-192 systems, which operate at a 10 gigabit-per-second rate. At these high rates, the time between consecutive pieces of data is extremely short, making system timing critical. Our highly stable oscillator assemblies provide the timing function, or clock, that delivers the precision and reliability needed to keep the overall system synchronized. We currently produce oscillator assemblies for OC-192 systems and are working with our customers to develop similar products for next-generation OC-768 systems, which will operate at 40 gigabits-per-second high-speed fiber optic systems as we integrate the RF electronics with other elements of these networks. In addition to our oscillator products, we recently introduced modulator driver amplifiers and narrow band clock amplifiers for OC-192 systems. We are also expanding our product base to include transmit and receive functions for high-speed fiber optic systems as we integrate the RF electronics with other elements of these networks.

    Broadband Cable Products.  New broadband cable networks are currently being deployed to provide two-way data services, enhanced voice services, more television channels and high definition TV. These broadband cable networks contain both fiber optic lines and copper wire. We manufacture highly linear amplifiers and mixers and we recently introduced a neighborhood node for use within broadband cable systems. These integrated products integrate optical detectors and laser transmitters with our RF electronics.

Wireless Communications Products

    Our wireless communications products include broadband fixed wireless equipment and mobile infrastructure equipment. Broadband fixed wireless systems provide a means of delivering high-speed data, video and voice transmission to businesses and consumers at fixed locations using high frequency radio transmitters and receivers. Mobile wireless infrastructure equipment provides a combination of voice and data services to mobile users. Second generation mobile systems primarily offer voice services with very limited data capability. The third generation systems currently in development are being designed to deliver significantly higher data rates to mobile subscribers.

    Broadband Fixed Wireless Equipment.  Our broadband fixed wireless products include transceivers and equipment used at the subscriber premises for broadband fixed wireless systems, including point-to-point and point-to-multipoint systems in a variety of frequencies. Broadband fixed wireless systems are designed to provide the first and last mile access to high-speed data networks as a high speed alternative to traditional copper wire. Point-to-point systems are two way communication links which send and receive data between two fixed locations. Point-to-multipoint systems are two way communication links between a single fixed central location and multiple fixed user locations. Broadband fixed wireless networks are in the early stages of deployment by communications service providers who are focusing on small to medium size businesses and consumers that demand access to greater bandwidth but do not have direct access to a fiber optic network. Point-to-point and point-to-multipoint systems operate at both licensed and unlicensed frequencies over short or long distances and provide a variety of data rates ranging from 2 to 45 megabits-per-second. They also provide a variety of output powers enabling extended range.

    We currently manufacture point-to-point and point-to-multipoint transceivers for domestic and international broadband fixed wireless equipment providers operating in the microwave multipoint distribution system 2.7 gigahertz band, the unlicensed 3.5 gigahertz band, the unlicensed national information infrastructure 5.8 gigahertz band and the 26 gigahertz band. We may develop broadband fixed wireless products for other frequency bands.

    Mobile Wireless Infrastructure Equipment.  We have an extensive array of integrated products for the mobile wireless infrastructure market. These products include base station RF front ends, diagnostic and support equipment and repeaters. Base station RF front ends consist of filters and frequency converters, and are used in virtually every communications system to translate signals from one frequency to another.

  •
  Base Station RF Front Ends and Converters.  Our base station RF front ends and converters incorporate our highly linear amplifiers and mixers to receive signals from and transmit signals to mobile subscribers. The resulting frequency can either be higher than the original frequency, which is called up-conversion, or lower, which is called down-conversion. These conversions are required by systems because the parts of the system that encode and decode the signals cannot operate at the high frequencies used to carry information over the air or through the network. Our base station RF front ends operate at the wireless personal communications services frequencies. Our expertise in this area derives from our diverse radio technology, integration skill and ability to rapidly develop and deploy these products. These products perform a variety of functions on both the receive and transmit side as well as on the support side.

  •
  Diagnostic and Support Equipment.  Our diagnostic and support equipment is used within base stations to distribute signals and to determine the health and status of the base station. These are custom-designed products and rely heavily on our RF integration expertise to prevent various signals from interfering with each other.

  •
  Repeaters.  We also design, develop and manufacture both outdoor and indoor repeaters for most major networks and frequencies. Repeaters are used primarily to extend the range of a particular cellular site to cover areas where the signal does not reach. They are often used along long stretches of highways and in tunnels or other places where the signal is obstructed.

Customers

    We sell our semiconductor, fiber optic and wireless communications components and subassemblies principally to original equipment manufacturers that, in turn, integrate our products into network infrastructure equipment solutions. In some cases, we also sell products directly to network service providers. We believe that we have strong relationships with market leaders in the fiber optic, broadband cable, and wireless markets. A sample of our revenue-producing customers include:

Agilent Technologies	Lucent Technologies, Inc.	QUALCOMM, Inc.
ADC Telecommunications, Inc.	Marconi Communications GMBH	Richardson Electronics Ltd.
Ameritech	Nokia Networks	Samsung Electronics Co. Ltd.
Cisco Systems, Inc.	Nortel Networks	SDL Veritech, Inc.
Ericsson	NU Horizons Electronics	Sprint PCS
Harris Corporation	PMC Wireless, Inc.	Stellex Microwave Systems, Inc.

    For the year ended December 31, 2000, 44% and 25% of our sales were derived from Nortel Networks and Lucent Technologies, respectively. While our sales have historically been concentrated with several key communications equipment manufacturers, we have expanded our product offering from wireless mobile infrastructure products to include fiber optic, broadband cable and fixed wireless products and we believe this will allow us to diversify our customer base.

Sales and Marketing

    We sell and market our products primarily through the following three sales channels:

    Direct Sales.  We have a dedicated team of direct sales people who are responsible for maintaining relationships with our key customers and generating new business with both existing and potential customers. We cultivate strong direct relationships with our key customers through major account teams that are led by our sales professionals and are comprised of engineers and product managers. These teams are designed to address the specific product needs of our key customers.

    Manufacturer Sales Representatives.  Manufacturer sales representatives are responsible for calling on potential clients as well as maintaining relationships with non-major accounts. We use manufacturer sales representatives to augment our own direct sales force.

    Distributors.  We sell our gallium arsenide semiconductor products to component distributors that resell them through catalog, e-commerce and direct channels.

    International Sales.  In 2000, 1999 and 1998, 53%, 29% and 16% of our total sales, respectively, were outside the United States. For more detailed disclosure on our foreign sales, see note 10 to the Financial Statements.

Manufacturing

    We have two leased manufacturing sites: a building in Milpitas, California with over 35,000 square feet and two facilities in San Jose, California which will ultimately total over 124,000 square feet. The San Jose buildings consist of a current structure of approximately 82,000 square feet and a smaller (approximately 42,000 square foot) building which is currently being constructed. Occupancy of the smaller building is expected to begin no later than the end of the second quarter of 2001. Gallium arsenide semiconductor and thin-film products are manufactured in Milpitas, while our other products are manufactured in San Jose.

    Our Milpitas facility produces gallium arsenide semiconductor and thin-film. Considerable manufacturing capacity exists for gallium arsenide semiconductor. Our gallium arsenide products are packaged in The Philippines, Hong Kong and China at vendor facilities. The thin-film manufacturing lines are capable of processing three-inch, four-inch and six-inch substrate squares.

    The San Jose facility produces our fiber optic and wireless communications products. These products are assembled in either of two ways: surface mount or hybrid modules. Surface mount technology is generally used for products operating at frequencies below 10 gigahertz. Hybrid modules are necessary for products operating above 10 gigahertz. We contract with external surface mount manufacturers for high volume manufacturing, using both turnkey and consignment material arrangements with these surface mount contract manufacturers depending on the characteristics of the assembly. We have used a number of capable surface mount manufacturers. Once the surface mount assembly operations are completed, the products are shipped to our facilities for testing and final configuration. Hybrid modules are manufactured internally using automated processes for both assembly and testing.

    We depend on single or limited source suppliers for the components and materials used in many of our products, including our thin-film products, substrates, gallium arsenide wafers, packaging, electronic components and antennas. A significant portion of the raw material used to manufacture our thin-film products is sole sourced from Coors Ceramics, and there exist very limited alternative sources for this material. Although we rely on limited or sole source suppliers for other components and materials, there are typically alternative sources of supply available for them. If in the future we face difficulties obtaining these components and materials from any of our limited or sole source suppliers, we may face a delay in the shipment of products which are manufactured using these components and materials while we identify and qualify an alternative source of supply if available. As a result of these delays, we may fail to satisfy customer orders and our sales may decline while we look for a suitable alternative supplier.

Research and Development

    Our future success depends on our ability to develop new designs, technologies and product enhancements. We have assembled a core team of experienced engineers and technologists to accomplish these objectives. These employees are involved in advancing our core technologies, as well as applying these core technologies to our product development activities in our target markets. We have made, and will continue to make, a substantial investment in research and development activities. Research and development costs, which are expensed when incurred, were approximately $19 million, $17 million and $14 million for the years 2000, 1999 and 1998, respectively.

Intellectual Property

    We rely on patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions, to protect our proprietary rights. We believe that one of our competitive strengths is our core competence in engineering, manufacturing and understanding our customers and markets, and we take aggressive steps to protect that knowledge. We have been active in securing patents and entering into non-disclosure and confidentiality agreements to protect our proprietary technologies and know-how resulting from our ongoing research and development.

    We seek patent protection for our unique developments in circuit designs, processes and algorithms. We have over 19 United States patents and three foreign patents. We currently have several patent applications pending in the United States. Our existing United States patents will expire between June 2007 and March 2017. We have chosen to pursue foreign patent protection only in selected foreign countries. Our failure to pursue foreign protection in these countries and the fact that patent rights may be unavailable or limited in some foreign countries could make it easier for our competitors to utilize our intellectual property. We cannot assure you that any patent will be issued as a result of our pending applications or any future applications or that, if issued, these patents will be sufficient to protect our technology. In addition, we cannot assure you that any existing or future United States or foreign patents will not be challenged, invalidated or circumvented, or that any patent granted will provide us with adequate protection or any competitive advantages.

    We license various technologies from third parties that we have integrated into our products. We have a non-exclusive, non-transferable license to use particular thin-film technology and transferable, non-exclusive licenses to use particular gallium arsenide technology, and technology used in the field of commercial, or non-military, RF communications, all of which are perpetual licenses. Our failure to maintain these licenses could harm our business.

    We generally enter into non-disclosure agreements with our vendors, customers and licensees. Our employees are generally required to enter into agreements providing for the maintenance of confidentiality and the assignment of rights to inventions made by them while in our employ. We generally control access to the distribution of documentation and other information concerning our intellectual property. We also have entered into non-disclosure agreements to protect our confidential information delivered to third parties, in connection with possible strategic partnerships and for other purposes.

    We have entered into license agreements in connection with some of our recent business dispositions with respect to some of our intellectual property used in these sold businesses. We cannot assure you that the other parties to these license agreements will honor the terms of the agreements or aggressively prevent the misappropriation or infringement of our intellectual property. Further, under these license agreements, some of our intellectual property may be licensed to one or more of our competitors.

    The telecommunications industry is characterized by the vigorous protection and pursuit of intellectual property rights. We cannot assure you that actions alleging infringement by us of third-party intellectual property, misappropriation or misuse by us of third-party trade secrets or the invalidity of the patents held by us will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not harm our competitive position or reputation or result in significant monetary expenditures.

Employees

    One of our most important assets is our base of well-trained and experienced employees. As of December 31, 2000, we had 418 employees, none of whom were represented by a collective bargaining agreement. As of December 31, 2000, our employees consisted of:

  •
  38 executive and administrative employees;

  •
  13 sales and marketing employees;

  •
  254 manufacturing, facilities and operations employees; and

  •
  113 engineering and technical employees.

    We have historically experienced relatively low turnover. However, since January 1, 2001 we have reduced our workforce by approximately 10% due to the recent economic downturn and weakness in demand resulting in approximately $150,000 of severance costs. As demand increases in the future, we expect to correspondingly increase our workforce and there can be no assurance that we will be able to hire qualified employees. Our employees have an average of over five years tenure with us. Many of our engineering and technical staff have been with us for even longer. We believe that many of our engineers, as a result of their tenure and their defense electronics background, are among the most experienced high frequency engineers in the United States. We believe that the relationship with our employees is good.

Backlog

    Our backlog is comprised of standard purchase orders and multi-year contracts for the delivery of products. For our multi-year contracts, our major customers provide us with twelve month rolling sales forecasts on at least a monthly basis. These forecasts, however, are subject to changes, including changes as a result of changes in market conditions, and could fluctuate significantly from quarter to quarter. Due to industry practice which allows customers to cancel or change orders with limited advance notice prior to shipment, we believe that backlog is not a reliable indicator of future revenue levels.

Competition

    The markets for our products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. We compete primarily on the basis of product performance and design, reliability, delivery and price. We face competition from other component manufacturers, as well as companies with product integration capabilities. In addition, we compete with the captive manufacturing operations of large communications original equipment manufactures such as Lucent Technologies, Marconi and Nortel Networks who are also our largest customers. Some of our competitors are large public companies that have significantly greater financial, technical, marketing and other resources than us. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products. Furthermore, those of our competitors that have large market capitalization or cash reserves may be better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines.

Environmental Matters

    Our operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. Our former Scotts Valley and Palo Alto sites have significant environmental liabilities for which we have entered into and funded fixed price remediation contracts and obtained cost-overrun and unknown pollution conditions insurance coverage.

    The Scotts Valley site is a federal Superfund site. Chlorinated solvent and other contamination was identified at the site in the early 1980s, and by the late 1980s we had installed a groundwater extraction and treatment system. In 1991, we entered into a consent decree with the United States Environmental Protection Agency providing for remediation of the site. In July 1999, we signed a remediation agreement with an environmental consulting firm, ARCADIS Geraghty & Miller. Pursuant to this remediation agreement, we paid approximately $3.0 million in exchange for which ARCADIS agreed to perform the work necessary to assure satisfactory completion of our obligations under the consent decree. The agreement also contains a cost overrun guaranty from ARCADIS up to a total project cost of $15.0 million. In addition, the agreement included procurement of a ten-year, claims-made insurance policy to cover overruns of up to $10.0 million from Reliance Insurance Company, along with a ten-year, claims made $10-million policy to cover various unknown pollution conditions at the site.

    The Palo Alto site is a state Superfund site and is within a larger, regional state Superfund site. As with the Scotts Valley site, contamination was discovered in the 1980s, and groundwater extraction and treatment systems have been operating for several years at both the site and the regional site. In July 1999, we entered into a remediation agreement with an environmental consulting firm, SECOR. Pursuant to this remediation agreement, we paid approximately $2.4 million in exchange for which SECOR agreed to perform the work necessary to assure satisfactory completion of our obligations under the applicable remediation orders. The payment included the premium for a 30-year, claims-made insurance policy to cover cost overruns up to $10.0 million from AIG, along with a ten-year claims-made $10.0 million insurance policy to cover various unknown pollution conditions at the site.

    With respect to our remaining current or former production facilities, to date either no contamination of significance has been identified or reported to us or the regulatory agency involved has granted closure with respect to the identified contamination. Nevertheless, we may face environmental liabilities related to these sites in the future.

Recapitalization Merger

    On October 25, 1999, an affiliate of Fox Paine agreed to enter into a recapitalization merger transaction with us. The recapitalization merger transaction was the culmination of a strategy implemented by the predecessor Board of Directors in February 1999 to seek to maximize shareholder value by pursuing the sale of the company in its entirety or as separate business groups. For a number of years prior to that time, difficult market conditions, including decreased Federal defense spending, affected some of our business groups. The predecessor Board determined that these conditions, as well as the difficulty that the public capital markets had in categorizing our business and identifying comparable companies, given our several disparate businesses, resulted in our public stock price being undervalued. As a result, the predecessor Board decided to divest the microwave products group in 1997, the semiconductor products group in 1999 and the telecommunications group in early 2000, in some cases along with associated real estate assets. We replaced the majority of our senior management and our entire Board of Directors upon the closing of the recapitalization merger on January 31, 2000. From January 1, 1998 until January 31, 2000, our stock price ranged from $0.55 to $1.37 per share, adjusted for subsequent stock splits. The price per share paid in the recapitalization merger was $1.37, which was the price Fox Paine paid for its shares. Since our recapitalization merger, we have been focused exclusively on providing product solutions that enable and facilitate the development of fiber optic, broadband cable and wireless network infrastructure. In April 2000, we changed our name from Watkins-Johnson Company to WJ Communications, Inc. to highlight our focus on the commercial broadband communications markets. We reincorporated in Delaware and effected a 3-for-2 stock split on August 15, 2000.

    In the recapitalization merger, FP-WJ Acquisition Corp., a newly-formed corporation wholly-owned by Fox Paine, merged into us. All of our pre-recapitalization shareholders except, with respect to a portion of its shares, a family trust of which Dean A. Watkins is a co-trustee and beneficiary, became entitled to receive cash in exchange for their shares of the pre-recapitalization common stock. Dr. Watkins is our co-founder and was the Chairman of our Board of Directors at the time of the recapitalization merger. As a result of the rollover of a portion of the interest in our equity in us held by Dr. Watkins' trust pursuant to an agreement entered into with the trust at the time we entered into the merger agreement, we were able to account for the merger as a recapitalization for financial accounting purposes. In addition, the rollover provided the trust with a tax benefit, in that the rollover shares were not retired for cash or otherwise.

    Our statement of operations includes the costs of the recapitalization merger as an expense. In addition, as a result of the continuing significant ownership interest of the pre-recapitalization stockholders, no adjustments have been made to the historical carrying amounts of our assets and liabilities as a result of the recapitalization merger. Furthermore, the premium paid in cash to stockholders in excess of that historical cost is shown as a reduction of stockholders' equity.

Seasonality and Cyclicality

    It has been our experience that telecommunication equipment spending is typically lower in the first quarter of the calendar year and higher during the fourth quarter of the calendar year. Our semiconductor business is cyclical.

Item 2. PROPERTIES

    We have two leased manufacturing sites: a building in Milpitas, California with over 35,000 square feet and two facilities in San Jose, California which will ultimately total over 124,000 square feet. The San Jose buildings consist of a current structure of approximately 82,000 square feet and smaller (approximately 42,000 square foot) building which is currently being constructed. Occupancy of the smaller building is expected to begin no later than the end of the second quarter of 2001. Both buildings are leased for ten years from the beginning of our use. The larger building has a base monthly rent of $158,340 and the smaller building has a base monthly rent of $94,500. After the second building is available for occupancy and based on our current expected level of business, we will be utilizing less than 50% of our total capacity of all of our facilities.

Item 3. LEGAL PROCEEDINGS

    In 1999, four shareholder class action lawsuits were filed against us and our former directors in the California Superior Court for the County of Santa Clara: Rosenzweig v. Watkins-Johnson Company, et al., Case No. CV885528; Soshtain v. Watkins-Johnson Co., et al., Case No. CV785560; Leong v. Watkins-Johnson Co., et al., Case No. CV785683; Fong v. Watkins-Johnson Co., et al., Case No. CV785683. These lawsuits alleged essentially the same grounds for relief, namely that the individual defendants breached their fiduciary duty to our company's shareowners in connection with the recapitalization merger, which was completed on January 31, 2000 as discussed in Note 1 to our financial statements. On January 14, 2000, all parties to the class action executed a memorandum of understanding to settle the lawsuits. An estimated settlement payment and related legal fees, of approximately $500,000 has been accrued and included in the December 31, 1999 results of operations. Final settlement was reached with no admission of liability and approved by the court during our fourth quarter of 2000. We paid the previously accrued settlement in the first quarter of 2001 as full and final payment of the court approved settlement agreement.

    We currently are involved in litigation and regulatory proceedings incidental to the conduct of our business and expect that we will be involved in other litigation and regulatory proceedings from time to time. We believe that the outcome of such pending matters will not materially affect our business or financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders in the fourth quarter of 2000.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Price Range of Common Stock

    Our common stock is traded on the Nasdaq National Market under the symbol "WJCI". The following table sets forth, for the periods indicated since our IPO on August 18, 2000, the high and low closing sales prices as reported on the Nasdaq National Market for WJ Communications, Inc. common stock, as adjusted for all stock splits.

	High	Low
August 18, 2000 through September 29, 2000	$58.938	$30.938
Fourth Quarter (through December 31, 2000)	34.125	9.000

    As of December 31, 2000, there were approximately 523 stockholders of record of our common stock.

    Dividend Policy

    In 1999 and 1998, we paid $2.4 million and $3.7 million in dividends, respectively. We did not pay any dividends in 2000. We do not intend to pay cash dividends on our common stock for the foreseeable future. Instead, we intend to retain all earnings for use in the operation and expansion of our business. Our board of directors will make any future determination of the payment of dividends based upon various factors then existing, including, but not limited to, our financial condition, operating results and current and anticipated cash needs. In addition, covenants in our revolving credit facility limit our ability to declare and pay cash dividends on our common stock, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and note 4 to the audited consolidated financial statements included elsewhere in this annual report.

    Report of Public Offering of Securities and Use of Proceeds

    We completed our initial public offering ("IPO") on August 18, 2000, pursuant to a Registration Statement Form S-1 (File No. 333-38518), which was declared effective by the Securities and Exchange Commission on August 17, 2000. In the IPO we sold an aggregate of 6,210,000 shares of common stock, par value of $0.01 per share. The sale of the shares of common stock generated aggregate proceeds of $99.4 million. The aggregate net proceeds were approximately $88.4 million after deducting underwriters discounts and commissions of approximately $7.0 million and directly paid expenses of the offering of $4.0 million. Chase H&Q, CIBC World Markets and Thomas Weisel Partners LLC were the lead underwriters for the IPO.

    We used approximately $40.0 million of the net proceeds to repay outstanding debt amounts. The remainder of the net proceeds will be used for several corporate purposes including working capital and capital expenditures, pending such uses, the net proceeds are invested in short-term liquid investments.

    Recent Sales of Unregistered Securities

    The following is a summary of our transactions during the past three years involving sales of our securities that were not registered under the Securities Act:

    Pursuant to a Recapitalization Agreement, dated October 25, 1999, by and among the Watkins Trust Dated September 19, 1988 (the "Watkins Trust"), us and Fox Paine Capital Fund, L.P., we issued 7,470,600 shares of our Series A Convertible Participating Preferred Stock in exchange for 7,470,600 shares of our common stock held by the Watkins Trust.

    On January 31, 2000, in connection with and upon our merger with FP-WJ Acquisition Corp. ("FP-WJ") pursuant to the Agreement and Plan of Merger dated October 25, 1999, by and between us and FP-WJ, each of the 38,297,870 issued and outstanding shares of common stock of FP-WJ became a share of our common stock and each of the 7,470,600 issued and outstanding shares of our Series A Convertible Participating Preferred Stock became a share of our common stock.

    Pursuant to the WJ Communications, Inc. 2000 Stock Incentive Plan adopted January 31, 2000, we have granted 75,000 options to Charles E. Robinson, and have granted 60,000 options to Christopher B. Paisley, both our directors, and 14,933,795 options to our officers and other employees, each such option entitling the holder thereof, once such option vests, to purchase one share of common stock within the range of $1.37 to $15.00 (subject to adjustment). As of December 31, 2000, 26,296 of these options have been exercised by employees of the Registrant.

    Pursuant to a Management Subscription Agreement, dated January 31, 2000, by and between us and Malcolm J. Caraballo, Thomas R. Kritzer and Ralph E. Hoover, Jr., (a) Mr. Caraballo purchased 1,108,296 shares of common stock for $1,519,289 in cash, (b) Mr. Kritzer purchased 378,629 shares of common stock for $519,036 in cash, and (c) Mr. Hoover purchased 72,948 shares of common stock for $100,000 in cash.

    Pursuant to subscription agreements, dated as of April 7, 2000 and June 26, 2000, between us and certain of our employees, said employees purchased an aggregate of 3,539,288 shares of common stock for $5,050,367 in cash.

    Pursuant to a Subscription Agreement, dated as of February 1, 2000, by and between us and Darryl Quan, Mr. Quan purchased 488,336 shares of common stock for $669,426 in cash.

    Pursuant to a Subscription Agreement, dated as of February 1, 2000, by and between us and Michael Cordano, Mr. Cordano purchased 37,500 shares of common stock for $51,406 in cash.

    Pursuant to a Stock Purchase Agreement, dated as of July 25, 2000 by and between us and Cisco Systems, Inc., Cisco Systems purchased 899,280 shares of Series A Preferred Stock for $7,500,005 in cash.

    Pursuant to a Stock Purchase Agreement, dated as of July 25, 2000 by and between us and a financial investor, the financial investor purchased 599,520 shares of Series A Preferred Stock for $4,999,999 in cash.

    The sales described above were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. The foregoing transactions did not involve a distribution or public offering. Except as set forth above, no underwriters were engaged in connection with the foregoing issuances of securities, and no commissions or discounts were paid. The above share amounts have been restated to reflect a 3-for-2 stock split of our common shares on August 15, 2000.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this report. The statements of operations data for the years ended December 31, 2000, 1999, and 1998 and the selected balance sheet data as of December 31, 2000 and 1999 are derived from our audited financial statements which are included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 1998 is derived from our audited consolidated financial statements which are not included in this annual report. The statements of operations data for the years ended December 31, 1997 and 1996 and the selected consolidated balance sheet data as of December 31, 1997 and 1996 is derived from our unaudited consolidated financial statements which are not included in this annual report. The selected consolidated statements of operations data represent our results from continuing operations only and the selected consolidated balance sheet data exclude net assets from discontinued operations. For a discussion of our discontinued operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and note 10 to the audited consolidated financial statements included elsewhere in this annual report. The selected consolidated statements of operations data excludes our extraordinary item resulting from the write-off of unamortized deferred financing costs associated with our early extinguishment of debt and includes our preferred stock dividend—assumed beneficial conversion. For a discussion of our extraordinary item, see note 1 to the Audited Consolidated Financial Statements included elsewhere in this annual report. For a discussion of our preferred stock dividend—assumed beneficial conversion, see Note 6 to the audited consolidated financial statements included elsewhere in this annual report. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2000(1)	1999	1998	1997	1996
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$115,797	$82,404	$63,568	$31,174	$12,633
Cost of goods sold	72,027	50,534	43,400	25,591	12,238

Gross Profit	43,770	31,870	20,168	5,583	395
Operating expenses:
Research and development	19,064	16,806	14,124	10,204	6,585
Selling and administrative	15,605	5,331	4,035	2,219	3,463
Amortization of deferred stock compensation	1,042	—	—	—	—
Corporate administrative	322	4,391	1,811	1,240	561
Recapitalization merger and other	35,453	3,223	—	—	—

Total operating expenses	71,486	29,751	19,970	13,663	10,609

Income (loss) from operations	(27,716)	2,119	198	(8,080)	(10,214)
Interest income	3,320	5,070	5,681	2,198	789
Interest expense	(3,353)	(520)	(601)	(795)	(1,574)
Other income (expense)—net	(1,390)	412	1,220	(249)	(459)
Gain on disposition of real property	30,892	61,652	14,973	7,609	—

Income (loss) from continuing operations before income taxes	1,753	68,733	21,471	683	(11,458)
Income tax (provision) benefit	(4,707)	(26,383)	(6,978)	(240)	4055

Income (loss) from continuing operations	$(2,954)	$42,350	$14,493	$443	$(7,403)

Income (loss) from continuing operations per share—basic	$(0.20)	$0.22	$0.06	$0.00	$(0.03)

Income (loss) from continuing operations per share—diluted	$(0.20)	$0.21	$0.06	$0.00	$(0.03)

Shares used to calculate income (loss) from continuing operations per share—basic	63,337	192,584	232,110	247,740	247,950
Shares used to calculate income (loss) from continuing operations per share—diluted	63,337	198,341	235,710	255,270	247,950
Dividends per common share	$—	$0.02	$0.02	$0.02	$0.02

	December 31,
	2000	1999	1998	1997	1996
	(in thousands, except per share data)
Selected Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$89,785	$173,812	$64,624	$134,462	$15,702
Working capital	98,877	179,077	90,660	131,963	30,889
Total assets	170,829	223,383	147,614	182,668	55,878
Total debt	—	—	—	—	—
Capital leases, net of current portion	—	4,902	5,066	5,190	7,565
Total stockholders' equity	119,388	202,137	133,679	220,987	195,005

(1)
Per share amounts include the $10 million amount for the assumed beneficial conversion on preferred stock.

    Working capital excludes net assets of discontinued operations in the amount of $20,237 and $27,922 as of December 31, 1999 and 1998, respectively. Total assets exclude net assets of discontinued operations in the amount of $20,237 and $36,975 as of December 31, 1999 and 1998 respectively. Net assets of discontinued operations were fully liquidated as of December 31, 2000.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

    Special Notice Regarding Forward-Looking Statements. The following discussion and analysis contains forward-looking statements including financial projections, statements as to the plans and objectives of management for future operations, and statements as to our future economic performance, financial condition or results of operations. These forward-looking statements are not historical facts but rather are based on current expectations, estimates, projections about our industry, our beliefs and our assumptions. Words such as "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those projected in these forward-looking statements as a result of a number of factors, including, but not limited to, technological innovation in the wireless and fiber optic communications markets, the availability and the price of raw materials and components used in our products, the demand for wireless and fiber optic systems and products generally as well as those of our customers and changes in our customer's product designs such that our products are no longer required in their products. Readers of this report are cautioned not to place undue reliance on these forward-looking statements.

    The following discussion should be read in conjunction with our consolidated financial statements and related disclosures included elsewhere in this annual report. Except for historic actual results reported, the following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. See "Special Notice Regarding Forward-looking Statements" above and "Risk Factors That May Affect Future Results" below for a discussion of certain factors that could cause future actual results to differ from those described in the following discussion.

Overview

    We design, develop and manufacture innovative, high quality broadband communications products that enable voice, data and image transport over fiber optic, broadband cable and wireless communications networks around the world. Our products are comprised of advanced, highly functional components and integrated assemblies which address the RF challenges of both current and next generation broadband communications networks. These products are used in the network infrastructure supporting and facilitating mobile communications, broadband high-speed data transmission and enhanced voice services. Our core expertise in gallium arsenide semiconductor and thin-film technology, coupled with our exceptional RF design, integration, and manufacturing capabilities, have enabled us to obtain a competitive advantage in these broadband communications markets.

    Since we began our operations in the broadband commercial communications market, we have benefited from the significant increases in spending on capital equipment by communications service providers. More recently, several of our major customers have significantly delayed and reduced their demand for our fiber optic and wireless products. The primary reason for these delays and reductions in their recent and forecasted demand is an overall slowdown in capital spending by communication service providers. We believe that this slow down relates to two primary items. First, our customers have indicated that there has been a significant build up of their inventory as well as a significant build up of uninstalled equipment at communication service providers. We believe that numerous service providers have reduced their capital expenditures until they have installed their excess inventory of equipment, which they have already purchased, and begin generating revenue from this uninstalled equipment. In addition, based on the slow down in capital expenditures, our customers are attempting to reduce their inventory levels. Secondly, we believe that numerous early stage communication service providers, who have previously been able to access the capital markets, are having difficulties in finding new sources of capital and in certain instances these companies have filed for bankruptcy. As a result, we believe that these companies have had to greatly reduce their capital expenditures.

    On a long term basis, we believe that the demand for broadband communications equipment and our products will increase. Over the first nine months of this year, we are planning on introducing over twenty new products. These new products will further position us to benefit from the roll-out of four major technologies: fixed broadband wireless for the access market, OC-192 and OC-768 for both the metro and long haul fiber optics markets, and 3G wireless in both Europe and the U.S. However, there can be no assurance that overall capital spending on broadband communications equipment in general or in our equipment will increase in the later half of the year or in the future.

    Our manufacturing operations are highly automated which has required us to make significant investments in equipment and fixed overhead. As a result, the volume of product we produce and sell has a significant impact on our gross profit margins. Until demand increases, the slow down in spending on broadband communications equipment will negatively impact our gross margins. In addition, we typically generate lower gross margins on new product introductions. Over time, we typically become more efficient through learning and increased volumes as well as through introducing lower cost elements to the product designs. We expect our new product introductions to be a higher percentage of our sales mix, which will have a temporary negative impact on our gross margins.

Sales

    We sell our products predominantly to a few large equipment manufacturers and service providers in the fiber optic, broadband cable and wireless network infrastructure markets. Our major customers provide forecasted demand on at least a monthly basis, which assists us in allocating our manufacturing capacity. These forecasts, however, are subject to changes, including changes as a result of changes in market conditions, and could fluctuate from quarter to quarter.

    We depend on a small number of customers for a majority of our sales. For the year ended December 31, 2000, approximately 69% of our sales were to Nortel Networks and Lucent Technologies, which were our only customers that accounted for more than 10% of our sales for that period. During the year ended December 31, 1999, we had three customers that each accounted for more than 10% of our sales, Lucent, Nortel and Bartley. During that period, approximately 76% of our sales were to these three customers. We have diversified our customer base over the last few years and we have expanded our product offering from wireless mobile infrastructure products to include fiber optic, broadband cable and fixed wireless access products and intend to further diversify our customer base and product offering in the future. However, we anticipate that we will continue to sell a majority of our products to a relatively small group of customers. In addition, most of our sales result from purchase orders or contracts that can be cancelled on short-term notice. Delays in manufacturing or supply procurement or other factors, including general market slow downs, have and could potentially cause cancellation, reduction or delay in orders by or in shipments to a significant customer. During our fourth quarter of 2000 we began to experience a sequential reduction in demand for our wireless base station and OC-192 fiber optic products. In addition, during the fourth quarter of 2000 and the first quarter of 2001, our two largest customers, Lucent and Nortel issued press releases discussing a recent slow down in telecom spending which has resulted in reduced demand for their products and major reductions in their work forces. Our orders from these major customers have fallen significantly in the first quarter of 2001. We expect this slow down in telecom spending to continue in the near term as these two customers have significantly reduced their forecasts for the purchase of our products. The greater the slowdown in demand becomes the more significant the potential negative impact on our sales, earnings and cash flow.

    Revenues from product sales are recognized when all of the following conditions are met: the product has been shipped, the Company has the right to invoice the customer at a fixed price, the collection of the receivable is probable and there are no significant obligations remaining. Generally, title passes upon shipment of the Company's products. Beginning in March 2000, our contract with Lucent converted to a consignment arrangement under which title to certain of our products does not pass until Lucent utilizes these products in its production processes. As a consequence, we recognize revenue on this contract only when Lucent notifies us of product consumption. Nortel converted its purchases of certain products to a similar consignment arrangement in October, 2000. As a consequence, we recognize revenue on these contracts only when they notify us of product consumption. During 2000, approximately 8% of our sales were made to distributors, who maintain limited rights of return as defined in their distributor agreement. We recognize revenue for these customers upon shipment based on the following factors: our sales price is fixed and determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributors have separate economic substance, we have no obligation with respect to the resale of the distributors' inventory, and we believe we can reasonably estimate the potential returns from our distributors based on their history and our visibility in the distributors' success with its products and into the market place in general. We provide a warranty on standard products and components and products developed for specific customer or program applications. Such warranty generally ranges from 12 to 24 months. We estimate the warranty cost based on our historical field return rates. To date, we have had no significant warranty returns. We include warranty expense related to these products in cost of goods sold.

    Generally, the selling prices of our products decrease over time as a result of increased volumes and general competitive pressures. We expect that prices will continue to decline as a result of volume increases and these competitive pressures.

Cost of Goods Sold

    Our cost of goods sold consists primarily of:

  •
  direct material costs of product components;

  •
  production wages, taxes and benefits;

  •
  costs of assembly by third party contract manufacturers;

  •
  labor contracted on a temporary basis;

  •
  supplies consumed in the manufacturing process;

  •
  depreciation and amortization of manufacturing equipment and leasehold improvements;

  •
  lease expense for our manufacturing facilities;

  •
  allocated occupancy costs; and

  •
  scrapped material used in the production process.

    We recognize cost of goods sold upon recognition of revenue. We recognize losses on contracts, including purchase order commitments, when identified.

Operating Expenses

    Our operating expenses are classified into three general categories: research and development, selling and administrative, and corporate administrative. We classify all charges to the research and development, selling and administrative, and corporate administrative categories based on the nature of the expenditures. Although each of these three categories includes expenses that are unique to the category type, there are commonly recurring expenditures that are typically included in these categories, such as wages, fringe benefit costs, depreciation and allocated overhead.

Research and Development

    Research and development expense represents wages, supplies and allocated overhead costs to design, develop and improve products and processes. These costs are expensed as incurred.

Selling and Administrative

    Selling and administrative expense consists primarily of wages, travel and facility costs incurred by and other expenses allocated to our selling and administrative departments. Selling and administrative expense also includes manufacturer representatives and distributor sales commissions, trade show and advertising expenses and fees and expenses of legal, accounting, and other professional consultants.

Corporate Administrative

    Corporate administrative expense is comprised of costs incurred at our corporate level that were allocated to our current business operations based on projected business volume, services and needs of operations provided. The portion of this expense which is continuing to be incurred after the closing of the recapitalization merger is included in selling and administrative expense after January 31, 2000.

Recapitalization Merger and Other

    Recapitalization merger and other expense is a non-recurring expenditure comprised of employee retention and severance compensation, legal, professional and other costs associated with our recapitalization merger and the sale of our telecommunications group.

Current Operations

    The following table sets forth certain statement of operations data expressed as a percentage of sales for the periods indicated. As a result of our new products, our increased infrastructure, changing market conditions and other factors, the historical percentages and comparisions set forth below may not reflect our expected future operations.

	Percentage of Sales Year Ended December 31,
	2000	1999	1998
Consolidated Statements of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of goods sold	62.2	61.3	68.3

Gross profit	37.8	38.7	31.7
Operating expenses:
Research and development	16.4	20.4	22.2
Selling and administrative	13.5	6.5	6.4
Amortization of deferred stock compensation	0.9	—	—
Corporate administrative	0.3	5.3	2.8
Recapitalization merger and other	30.6	3.9	—

Total operating expenses	61.7	36.1	31.4

Income (loss) from operations	(23.9)	2.6	0.3
Interest income	2.9	6.2	8.9
Interest expense	(2.9)	(0.6)	(0.9)
Other income (expense)—net	(1.2)	0.5	1.9
Gain on disposition of real property	26.6	74.8	23.6

Income from continuing operations before income taxes	1.5	83.4	33.8
Income tax provision	(4.1)	(32.0)	(11.0)

Income (loss) from continuing operations	(2.6)%	51.4%	22.8%

Comparison of Years Ended December 31, 2000 and 1999

    Sales—Sales increased 41% in 2000 to $115.8 million from $82.4 million in 1999 primarily due to strong demand from our largest customer for our OC-192 oscillators which are used in their OC-192 fiber optic systems. Our fiber optic sales increased $33.2 million or 218% in 2000 to $48.4 million. We also had strong growth in our semiconductor sales, which increased 62% in 2000 to $25.2 million. During 2000, our wireless product sales declined 18% to $42.2 million primarily due to the completion, in the second quarter of 1999, of a large fixed wireless project in an emerging market.

    Cost of Goods Sold—Cost of goods sold increased 43% to $72.0 million in 2000 from $50.5 million in 1999. The increase in cost of sales primarily relates to our 41% increase in sales. As a percentage of sales, our cost of sales increased 1% to 62% of sales in 2000 from 61% in 1999. The increase in our cost of sales as a percentage of sales relates to higher levels of overhead associated with our new expanded facility in San Jose California which supports our fiber optic and wireless manufacturing.

    Research and Development—Research and development expense increased 13% in 2000 to $19.1 million from $16.8 million in 1999. The increase in research and development was primarily attributed to increased spending on development of wireless broadband access, semiconductor and fiber optic products. As a percentage of sales, research and development expenses declined to 16% of sales in 2000 from 20% of sales in 1999. The decline as a percentage of sales is primarily related to expenses not increasing at the same rate as sales growth.

    Selling and Administrative—Selling and administrative expenses increased 193% to $15.6 million in 2000 from $5.3 million in 1999. The increase was primarily the result of the inclusion in selling and administrative of corporate administration expenses after January 31, 2000, the date of the recapitalization merger. In addition, the increase in selling and administrative related to increased spending on sales and marketing, recruiting and human resources, our relocation to our new facility in San Jose and increases in our bad debt allowance. The increase in our bad debt allowance of $1.2 million was primarily due to a bankruptcy filing by one of our customers and an increase in potentially uncollectible accounts receivable as our sales grew rapidly. As a percentage of sales, selling and administrative expenses increased to 13% of sales in 2000 from 6% of sales in 1999. The increase in selling and administrative as a percentage of sales primarily related to corporate administrative expenses totaling 5% of sales in 1999 being stated separately as well as to increases in our bad debt reserve and cost associated with our relocation to our new facility.

    Amortization of deferred stock compensation—Amortization of deferred stock compensation expense in 2000 includes approximately $1.0 million related to the sale of stock and issuance of stock options at prices deemed below fair market value.

    Corporate Administration—Corporate administrative expense decreased 93% to $322,000 in 2000 from $4.4 million in 1999. The decrease resulted from the winding-down of certain corporate activities related to our previous operations as a result of the recapitalization merger, which occurred January 31, 2000. After January 31, 2000, the portion of corporate administrative costs which continued to be incurred, were included in selling and administrative expense. In future periods, all of these costs will continue to be classified as selling and administrative.

    Recapitalization Merger and Other—We incurred recapitalization merger and other expense of $35.5 million in 2000 related to our recapitalization merger. These expenses include: $16.8 million of compensation expense related to payments to former option holders; $9.8 million of compensation expense related to bonus, retention, and severance amounts for certain employees; $4.7 million of legal, consulting and accounting fees; and $4.2 million of financial services and other expenses related to the recapitalization merger transaction. In 1999, we incurred $3.2 million in recapitalization merger and other cost related to our sale of our telecommunications group as well as to our recapitalization merger.

    Interest Income—Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. Interest income decreased 35% to $3.3 million in 2000 from $5.1 million in 1999. This decrease primarily resulted from decreased average amounts of funds available for investment.

    Interest Expense—Interest expense increased to $3.4 million in 2000 from $520,000 in 1999. This increase resulted primarily from interest expense related to our credit facility with CIBC World Markets Corp. which we entered into as part of the recapitalization merger. The outstanding borrowings on this line of credit were repaid with a portion of the net proceeds from our initial public offering.

    Other Income (Expense)—Net—Other income (expense)-net, decreased to $1.4 million of other expense in 2000 from $412,000 of other income in 1999. This decrease is primarily related to losses realized in the first quarter of 2000 when we liquidated short-term investments to fund in part the recapitalization merger.

    Gain on Dispositions of Real Property—During 2000, our pre-tax gain on the dispositions of real property of $30.9 million primarily related to our sale of the remaining leasehold interest in our Palo Alto site which resulted in a pre-tax gain of $30.1 million. We vacated this site in October of 2000. In 1999, we completed the sale of our San Jose, California, facility including a 190,000 square foot building, resulting in net proceeds about $16.9 million and a pretax gain of $9.7 million. This property was vacated in 1998. Also in 1999, we completed the sale of one of our long-term lease interests in Palo Alto, California to Stanford University, resulting in net proceeds of approximately $54.0 million and a pre-tax gain of $51.8 million.

    Income Tax Provision—Our effective tax rate in 2000 was 268% as compared to 38% in 1999. The primary reason our 2000 effective tax rate was significantly higher than the statutory tax rate relates to the impact of certain nondeductible expenses incurred in connection with our recapitalization merger.

Comparison of Years Ended December 31, 1999 and 1998

    Sales—Sales increased 30% to $82.4 million in 1999 from $63.6 million in 1998 primarily due to product development efforts which resulted in significantly increased product offerings and shipments to customers. In particular, sales increased $8.0 million for fiber optic products, $5.8 million for semiconductor products and $5.0 million for wireless products.

    Cost of Goods Sold—Cost of goods sold increased 16% to $50.5 million in 1999 from $43.4 million in 1998. This was primarily due to increased costs resulting from our increase in sales. Cost of goods sold as a percentage of sales decreased to 61% in 1999 from 68% in 1998, as we leveraged our fixed costs over a higher sales volume and due to increased sales as a percentage of total sales of semiconductor and fiber optic products which have lower variable product costs.

    Research and Development—Research and development expense increased 19% to $16.8 million in 1999 from $14.1 million in 1998. This increase was primarily a result of our increased product development efforts related to future generation fiber optic, broadband cable and semiconductor products and wireless broadband equipment. Research and development expense as a percentage of sales decreased to 20% in 1999 from 22% in 1998 as a result of a greater increase in sales during the period.

    Selling and Administrative—Selling and administrative expense increased 33% to $5.3 million in 1999 from $4.0 million in 1998. This increase was primarily due to increased costs relating to an increase in sales. Selling and administrative expense as a percentage of sales remained approximately 6% for both years.

    Corporate Administrative—Corporate administrative expense increased 144% to $4.4 million in 1999 from $1.8 million in 1998. This increase resulted primarily from a larger amount of corporate costs being allocated to our current business in comparison to other divisions previously operated by us, as our current business experienced overall sales growth during the period while sales from other divisions were declining.

Following the merger recapitalization, we expect that the portion of these costs which will continue to be incurred will decline, with the ongoing costs included in selling and administrative expense in the future.

    Recapitalization Merger and Other—We incurred recapitalization merger and other expense of $3.2 million principally during the third and fourth quarter 1999 related to our recapitalization merger and the sale of our telecommunications group. There was no corresponding expense in 1998.

    Interest Income—Interest income decreased 11% to $5.1 million in 1999 from $5.7 million in 1998. This decrease resulted from the lower average amounts of funds available for investment during 1999.

    Interest Expense—Interest expense decreased 13% to $520,000 in 1999 from $601,000 in 1998. This decrease resulted from the amortization of the interest component of our capital lease obligations in 1999.

    Other Income (Expense)—Net—Other income (expense)—net, decreased to $412,000 in 1999 from $1.2 million in 1998. This decrease is primarily due to an increase in the costs of administering our sublease of the Palo Alto facility during 1999. These costs primarily related to the facility repairs.

    Gain on Disposition of Real Property—In 1999, we completed the sale of our previous San Jose, California facility including a 190,000 square foot building, resulting in net proceeds of about $16.9 million and a pre-tax gain of $9.7 million. This property was vacated in 1998. Also in 1999, we completed the sale of one of our long-term lease interests involving about 16 acres in Palo Alto, California to Stanford University, resulting in net proceeds of approximately $54.0 million and a pre-tax gain of $51.8 million.

    In 1998, we sold approximately 15 acres of undeveloped land adjacent to our San Jose, California, facility for net proceeds of $16.0 million and a pre-tax gain of $15.0 million. The remainder of the San Jose property was sold in 1999.

    Income Tax (Provision) Benefit—Our effective tax rate increased to 38.4% in 1999 from 32.5% in 1998. This increase was primarily related to higher taxes paid in 1999 on the gain on real property.

Liquidity and Capital Resources

    Cash, cash equivalents and short-term investments decreased $84.0 million to $89.8 million at December 31, 2000, from $173.8 million at December 31, 1999. The decrease was primarily attributed to cash required to complete the recapitalization merger on January 31, 2000 offset by proceeds from sales of common and preferred stock, discontinued operations and certain real estate. We met our liquidity needs during the year, including the funding of the recapitalization merger, with proceeds from the sale of the telecommunications group for $57.8 million, proceeds from the sale of equity to Fox Paine of $50.8 million, proceeds from the sale of preferred stock, which was subsequently converted into common stock, of $11.2 million, proceeds from our initial public offering of $88.4 million and $4.9 million in roll over equity by an existing shareholder in connection with our recapitalization merger. In addition, during the year we borrowed $40.0 million from a credit facility to partially fund our recapitalization merger. This amount was repaid with a portion of the net proceeds from our initial public offering discussed above.

    In December of 2000, we entered into a $25.0 million revolving credit facility ("Revolving Facility") with a bank. The Revolving Facility matures on December 31, 2003 and contains a $15.0 million sub-limit to support letters of credit. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires that we maintain certain financial ratios and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank's permission. We were in compliance with the covenants as of December 31, 2000. The Revolving Facility is secured by substantially all of our assets. As of December 31, 2000, there were no outstanding borrowings under the Revolving Facility. Our Federal tax filings for 1996 to 1999 are currently being examined and if the outcome is unfavorable we will need to pay substantial taxes and penalties which will have an adverse impact on our cash position. We currently have approximately $10.5 million as a contingent liability related to various tax years subject to audit by tax authorities

    Net Cash Provided (Used) by Continuing Operating Activities—Net cash provided (used) by continuing operations was $3.4 million, $4.0 million and ($39.0) million in 2000, 1999, and 1998 respectively. Net income (loss) in 2000, 1999 and 1998 was comprised of ($3.0) million, $42.4 million and $14.5 million from continuing operations respectively and $30.9 million, $25.5 million and ($63.7) million from discontinued operations respectively. During 2000, we also incurred a $2.1 million loss (net of income tax) from an extraordinary item arising from the early extinguishment of debt. Significant items impacting the difference between loss from continuing operations and cash flows from continuing operations in 2000 were $5.0 million used in working capital, $35.5 million of recapitalization merger cost and $30.2 million of net gains on the disposal of property, plant and equipment. The net gain on the disposal of property, plant and equipment primarily relates to a $30.1 million gain on the sale of real estate. Significant items impacting the difference between net income from continuing operations and cash flows from continuing operations in 1999 were $5.1 million used in working capital, net gains on the disposition of property, plant and equipment of $61.1 million and $21.9 million provided by the utilization of deferred tax assets. The $61.1 million net gain on property, plant and equipment was primarily related to a $61.7 million gain on the sale of real estate. Significant items impacting the difference between net income from continuing operations and cash flow from continuing operations in 1998 were $37.1 million used in working capital and net gains on the disposition of property plant and equipment of $13.6 million. The $37.1 million used in working capital primarily relates to an increase in other assets of $20.6 million, which is primarily related to the recognition of a $13.6 million income tax refund receivable. The $13.6 million net gain on the disposition of property, plant and equipment, primarily relates to a $15.0 million net gain on the sale of real estate.

    Net Cash Provided From (Used) by Investing Activities—Net cash provided from (used) by investing activities was $71.1 million, $87.8 million and ($34.5) million in 2000, 1999 and 1998 respectively. In 2000, our investing activities provided cash of $53.7 million from the sale of short-term investments, $62.3 million from the sale of our Telecommunications segment and proceeds related to the release of escrow from our previous discontinued operations, and $28.0 million of proceeds from real estate sales and asset retirements which was partially offset by $51.4 million from the purchase of short term investments and $21.4 million from the purchase of property plant and equipment. In 1999, our investing activities provided cash of $26.9 million from the sale of short-term investments, $19.9 million from the sale of discontinued operations and $70.7 million from the proceeds on real estate sales and asset retirements which was partially offset by $24.9 million from the purchase of short term investments and $4.8 million from the purchase of property plant and equipment. In 1998, our investing activities used cash of $101.0 million in the purchase of short-term investments and $5.7 million in the purchase of property and equipment which were partially offset by cash provided by the sale of short term investments of $55.9 million and proceeds from real property sales and asset retirements of $16.3 million. During 2001 we expect to invest approximately $20 million in capital expenditures which we expect to fund from cash, cash equivalents and short-term investments.

    Net Cash Used by Financing Activities—Net cash used in financing activities totaled $145.5 million, $2.4 million and $38.4 million in 2000, 1999 and 1998, respectively. In 2000, our net cash used in financing activities primarily related to our recapitalization merger where we repurchased $270.2 million of common stock and incurred $35.5 million in recapitalization merger cost which was partially offset by the proceeds from the issuance of common and preferred stock of $160.3 million including our initial public offering in August, 2000. In 1999 our net cash used in financing activities primarily related to $3.2 million in recapitalization merger and other cost and $2.4 million in dividends paid partially offset by the issuance of common stock for $3.3 million. In 1998, our net cash used in financing primarily related to $36.2 million used to repurchase common stock and dividends paid of $3.7 million partially offset by $1.6 million related to the issuance of common stock.

    We believe that our cash, cash equivalents and short term investments together with our expected cash flows from operations and anticipated available borrowings under our line of credit will be sufficient to meet our liquidity and capital spending requirements at least through the end of 2001. Thereafter, we will utilize our cash, cash flows and borrowings to the extent available and, if desirable or necessary, we may seek to raise additional capital through the sale of debt or equity.

Other Matters

    Accounting Pronouncements—The Financial Accounting Standards Board, or FASB, has issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS 133." These Statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains and losses resulting from changes in the fair market values of those derivative instruments would be accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. SFAS 133 became effective January 1, 2001. The Company does not currently utilize any derivative instruments and therefore adoption of SFAS 133 did not have a material impact on its financial statements.

    The Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company has adopted SAB 101 and the adoption had no material effect on the accompanying financial statements.

    The FASB has issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation—an interpretation of APB No. 25." Interpretation No. 44 was effective July 1, 2000. The Interpretation clarifies the application of Opinion 25 for various issues, specifically the definition of an employee; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did not have a material impact on our financial position or the results of our operations.

    Environmental Matters—Of our former production facilities, two have known environmental liabilities of significance, the Scotts Valley site and the Palo Alto site. Prior to the recapitalization merger, we entered into and funded fixed price remediation contracts, as well as cost overrun and unknown pollution conditions liability coverage, with respect to both these sites. For a more detailed description, see "Business—Environmental Matters."

    Litigation—Four purported shareholder class action lawsuits were filed against us and our former directors in the California Superior Court for the County of Santa Clara. While the allegations were not identical in the four complaints, they all alleged essentially the same grounds for relief, namely that the individual defendants breached their fiduciary duty to our former shareholders in connection with our recapitalization merger with Fox Paine (completed on January 31, 2000 and discussed more fully in Note 1) by failing to maximize the value of our company using an appropriate process for eliciting and evaluating bids. The complaints also alleged that the individual defendants had conflicts of interest and committed a breach of fiduciary duty in order to entrench themselves in office, enrich themselves financially and receive unspecified additional perquisites. All four complaints sought a declaration that the defendants breached their fiduciary duties, unspecified damages and various forms of injunctive and equitable relief, including rescission of the recapitalization merger and awards of attorneys' fees. We entered into a memorandum of understanding in January 14, 2000 in which plaintiffs' counsel agreed in principle to settle the litigation, subject to, among other things, their completion of discovery and judicial approval. An estimated settlement payment and related legal fees, of approximately $500,000 has been accrued and included in the December 31, 1999 results of operations and financial position. Final settlement was reached and approved by the court during the Company's fourth quarter of 2000. The Company paid the previously accrued settlement in the first quarter of 2001 as full and final payment of the court approved settlement agreement.

    In addition to the above matters, the Company is involved in various legal actions which arose in the ordinary course of its business activities. Management believes the final resolution of these matters should not have a material impact on its results of operations, cash flows, or financial position. For a more detailed description of these suits, see "Business-Legal Proceedings."

    Changes in Independent Auditors.—At the time of our recapitalization merger, we engaged the accounting firm of Arthur Andersen LLP on May 5, 2000 to replace Deloitte & Touche LLP who were terminated effective May 5, 2000 as our independent auditors. Our board of directors approved this change in May 2000.

    The former independent auditors' reports on our financial statements as of and for the fiscal year ended December 31, 1998 did not contain an adverse opinion, a disclaimer of opinion, or any qualifications or modifications related to any uncertainty, or any limitation of audit scope or application of accounting principles. In 1998, there were no disagreements with our former independent auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with respect to our consolidated financial statements up through May 5, 2000, the date of their termination, that if not resolved to the former independent auditors' satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

    You should carefully consider the risks described below and all other information contained in this report and in our other filings with the SEC, including but not limited to information under the heading "Risk Factors" in our Form S-1 Registration Statement, as amended, for our initial public offering in evaluating us and our business before making an investment decision. If any of the following risks, or other risks and uncertainties that we have not yet identified or that we currently think are immaterial, actually occur and are material, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline and you may lose part or all of your investment.

Several customers account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a loss of sales.

    We depend on a small number of customers for a majority of our sales. We currently have two customers, Nortel Networks and Lucent Technologies, which each account for more than 10% of our sales. During the year ended December 31, 2000, approximately 69% of our sales were attributable to these two customers. In addition, most of our sales result from purchase orders or from contracts that can be cancelled on short-term notice. We anticipate that we will continue to sell a majority of our products to a relatively small group of customers. The loss of or a reduction in orders from, a significant customer for any reason could cause our sales to decrease.

    During our fourth quarter of 2000 we began to experience a sequential reduction in demand for our wireless base station and OC-192 optical products. In addition, during the fourth quarter of 2000 and the first quarter of 2001, our two largest customers, Lucent and Nortel issued press releases discussing a recent slow down in telecom spending which has resulted in reduced demand for their products and major reductions in their work forces. The orders by these major customers have fallen significantly in the first quarter of 2001. We expect this slow down in telecom spending to continue in the near term as these two customers have significantly reduced their forecasts for the purchase of our products. The greater the slowdown in demand becomes the more significant the potential negative impact on our sales, earnings and cash flow.

Our quarterly operating results may fluctuate significantly. As a result, we may fail to meet or exceed the expectations of securities analysts and investors, which could cause our stock price to decline.

    Our quarterly revenues and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet our publicly stated guidance or the expectations of securities analysts or investors, our stock price may decline. Fluctuations in our operating results may be due to a number of factors, including the following:

  •
  any slow down in capital spending by communications service providers;

  •
  the volume of our product sales and pricing concessions on volume sales;

  •
  the timing, rescheduling, reduction or cancellation of significant customer orders;

  •
  the gain or loss of a key customer;

  •
  the qualification, availability and pricing of competing products and technologies and the resulting effect on sales and pricing of our products;

  •
  our ability to specify, develop, complete, introduce, market and transition to volume production new products and technologies in a timely manner and the acceptance of our new products by our customers;

  •
  the timing of customer-industry qualification and certification of our products and the risks of non-qualification or non-certification;

  •
  the rate of which our present and future customers and end users adopt our technologies in our target markets;

  •
  the rate of adoption and acceptance of new industry standards in our target markets;

  •
  the effects of new and emerging technologies;

  •
  intellectual property disputes and customer indemnification claims;

  •
  the risks inherent in our acquisitions of technologies and businesses, including the timing and successful completion of technology and product development through volume production, integration issues, costs and unanticipated expenditures, change relationships with customers, suppliers and strategic partners, potential contractual, intellectual property or employment issues, accounting treatment and charges, and the risks that the acquisition cannot be completed successfully or that anticipated benefits are not realized;

  •
  the effectiveness of our product cost reduction efforts;

  •
  fluctuations in our manufacturing yields and other problems or delays in the fabrication, assembly, testing or delivery of our products;

  •
  the risks of producing products with new suppliers and at new fabrication and assembly facilities;

  •
  our ability to retain and hire key executives, technical personnel and other employees in the numbers, with the capabilities and at the compensation levels that we need to implement our business and product plans;

  •
  changes in our product mix or customer mix;

  •
  the extent and duration of the current downturn in the economy and the weakness in demand by our customers;

  •
  lack of visibility into the finished product inventories of our customers and end-users;

  •
  increase in-house production by our customers;

  •
  excessive inventories held by our customers or end-users;

  •
  the quality of our products and any remediation costs;

  •
  the effects of natural disasters and other events beyond our control;

  •
  the level of orders received that we can ship in a fiscal quarter;

  •
  our inability to utilize our line of credit or comply with its terms;

  •
  the availability and affordability of raw materials;

  •
  cyclical nature of semiconductor business;

  •
  reduction or loss of customer orders due to economic and business factors affecting our customers;

  •
  increased warranty claims;

  •
  economic and market conditions in our industry; and

  •
  general economic and market conditions.

    Due to all of the foregoing factors, and the other risks discussed in this report, you should not rely on period-to-period comparisons of our operating results as an indication of future performance.

If we are unable to respond to the rapid technological change taking place in our industry, our existing products could become obsolete and we could face difficulties making future sales.

    The markets in which we compete are characterized by rapidly changing technologies, evolving industry standards and frequent improvements in products and services. If the technologies supported by our products become obsolete or fail to gain widespread acceptance, as a result of a change in industry standards or otherwise, we could face difficulties making future sales. Our future success will depend on factors including our ability to:

  •
  enhance the functionality of existing products in a timely and cost-effective manner;

  •
  establish close working relationships with major customers for the design of their new fiber optic or wireless transmission systems that incorporate our products;

  •
  identify, develop and achieve market acceptance of new products that address new technologies and meet customer needs in the fiber optic, broadband cable and wireless communications markets;

  •
  apply expertise and technologies to existing and emerging fiber optic, broadband cable or wireless communications markets; and

  •
  produce new products cost-efficiently.

    We must continue to make significant investments in research and development to seek to develop product enhancements, new designs and technologies. If we are unable to develop and introduce new products or enhancements in a timely manner in response to changing market conditions or customer requirements, or if our new products do not achieve market acceptance, our sales could decline.

Our existing and potential customers operate in an intensely competitive environment and our success will depend on the success of our customers.

    The companies in our target markets, communications equipment companies and service providers, face an extremely competitive environment. Most of the fiber optic and wireless products we design and sell are customized to work with specific customer's systems. If the companies with whom we establish business relations are not successful in building their systems, promoting their products, including new revenue-generating services, receiving requisite approvals and accomplishing the many other requirements for the success of their businesses, our growth will be limited. Furthermore, our customers may have difficulty obtaining parts from other suppliers causing these customers to cancel or delay orders for our products. Moreover, our customers' success is affected by a number of factors, many of which are out of our control, including:

  •
  product life cycles and new product introductions, success of their products;

  •
  manufacturing strategy and changes in inventory levels;

  •
  their accessibility to financing;

  •
  regulatory approvals;

  •
  competitive conditions, and

  •
  contract awards.

    In addition, we have limited ability to foresee the competitive success of our customers and to plan accordingly.

If the fiber optic, broadband cable and wireless communications markets fail to grow or they decline, our sales may not grow or may decline.

    Our future growth depends on the success of the fiber optic, broadband cable and wireless communications markets. The rate at which these markets will grow is difficult to predict. These markets may fail to grow or decline for many reasons, including:

  •
  insufficient consumer demand for fiber optic, broadband cable or wireless products or services;

  •
  the inability of the various communications service providers to access adequate capital to build their networks;

  •
  the inability of fiber optic or wireless communications service providers to handle growing demands for faster transmission of increasing amounts of data for broadband applications;

  •
  inefficiency and poor performance of fiber optic, broadband cable or wireless communications services compared to other forms of broadband access; and

  •
  real or perceived security or health risks associated with wireless communications.

    If the markets for our products in fiber optic, broadband cable or wireless communications fail to grow, or grow more slowly than we anticipate, the use of our products may decline and our sales could suffer.

If the Internet does not continue to expand and broadband communications technologies are not deployed to satisfy the increased bandwidth requirements as we anticipate, sales of our products may decline.

    Our future success depends on the continued growth of the Internet as a widely-used medium for commerce and communications, the continuing increase in the amount of data transmitted over communications networks and the growth of broadband communications networks to meet the increased demand for bandwidth. If the Internet does not continue to expand as a widespread communications medium and commercial marketplace, the need for significantly increased bandwidth across networks and the market for broadband communications equipment may not continue to develop. Future demand for our products is uncertain and will depend to a great degree on the continued growth and deployment of new broadband communications equipment. If this growth does not continue, sales of our products may decline.

If we fail to accurately forecast component and material requirements for our manufacturing facilities, we could incur additional costs or experience manufacturing delays.

    We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. Lead times for components and materials that we order vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. For substantial increases in production levels, some suppliers may need six months or more lead time. We lack visibility into the finished goods inventories of our customers and the end-users. This lack of visibility impacts our ability to accurately forecast our requirements. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. An additional risk for potential excess inventory results from our volume purchase orders with certain material suppliers which can only be reduced in certain circumstances. Additionally, if we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our sales and profitability.

We depend on single or limited source suppliers for some of the key components and materials in our products, which makes us susceptible to supply shortages or price fluctuations that could adversely affect our operating results.

    We typically purchase our components and materials through purchase orders, and we have no guaranteed supply arrangements with any of our suppliers. We currently purchase several key components and materials used in the manufacture of our products from single or limited source suppliers. One of our sole source suppliers is Coors Ceramics, which supplies a substantial portion of the raw material used to manufacture our thin-film products and there exist very limited alternative sources for this material. Coors Ceramics is our most significant sole source supplier. We also depend on limited or sole source suppliers for substrates, gallium arsenide wafers, packaging, electronic components and antennas. Recently, we faced difficulties obtaining electronic components that are used in the manufacture of some of our products as a result of a global shortfall of availability of these components. These difficulties resulted in delays in the fulfillment of a number of customer orders. We may fail to obtain required components in a timely manner in the future. We may also experience difficulty identifying alternative sources of supply for the components used in our products. We would experience delays if we were required to test and evaluate products of potential alternative suppliers. Furthermore, financial or other difficulties faced by our suppliers or significant changes in demand for the components or materials they supply to us could limit the availability of those components or materials to us. In addition, the majority of our semiconductor products are packaged in The Philippines and Hong Kong. Political and economic instability and changes in governmental regulations in these areas as well as the United States could affect the ability of our overseas vendors to package our products. Any interruption or delay in the supply of our required components, materials or services, or our inability to obtain these components, materials or services from alternate sources at acceptable prices and within a reasonable amount of time, could impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

We face intense competition, and, if we do not compete effectively in our markets, we will lose sales and have lower margins.

    The market for fiber optic and wireless communications services is relatively new, rapidly evolving and intensely competitive, and we expect competition to intensify further in the future. Many of our current and potential competitors have substantially greater technical, financial, marketing, distribution and other resources than we have. Price competition is intense and the market prices and margins of products frequently decline after competitors begin making similar products. In addition, we compete with the captive manufacturing operations of large communications original equipment manufacturers such as Lucent Technologies, Marconi and Nortel Networks who are also our customers. They may decide at any time to satisfy some or all of their product needs through their own in-house sources. A number of our competitors may have greater name recognition and market acceptance of their products and technologies. Furthermore, our competitors, or the competitors of our customers, may develop new technologies, enhancements of existing products or new products that offer superior price or performance features. These new products or technologies could render obsolete our products or the systems of our customers into which our products are integrated.

We rely on the significant experience and specialized expertise of our senior management in the RF industry and must retain and attract qualified engineers and other highly skilled personnel in a highly competitive job environment to maintain and grow our business.

    Our performance is substantially dependent on the continued services and on the performance of our senior management and our highly qualified team of engineers, who have many years of experience and specialized expertise in our business. Our performance also depends on our ability to retain and motivate our other executive officers and key employees. The loss of the services of any of our executive officers or of a number of our engineers could harm our ability to maintain and build our business. We have no "key man" life insurance policies.

    Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, especially in the San Francisco Bay area, and we cannot assure you that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. If we fail to attract, integrate and retain the necessary personnel, our ability to maintain and build our business could suffer significantly. Additionally, California State law can create unique difficulties for a California based company attempting to enforce convenants not to compete with employees which could be a factor in our future ability to retain key management and employees in a competitive environment.

We may pursue acquisitions and investments in new businesses, products or technologies that involve numerous risks, including the use of cash and diversion of management's attention.

    In the future, we may make acquisitions of and investments in new businesses, products and technologies or we may acquire operations that expand our manufacturing capabilities. If we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. As a result of the rapid pace of technological change in the communications industry, we may misgauge the long-term potential of the acquired business or technology or the acquisition may not be complementary to our existing business. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management's attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could affect our profitability.

We expect to expand our operations significantly and our failure to manage our expansion could lead to customer dissatisfaction, cost inefficiencies and lost sales opportunities.

    During the past several years, we experienced a period of expansion and believe that further expansion will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and is expected to place, a significant strain on our management, operational and financial resources. To manage this expected growth, we will be required to improve existing and implement new transaction processing, operational and financial systems, procedures and controls, and to expand, train and manage our growing employee base. We also will be required to expand our finance, administrative and operations staff. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. Our failure to manage our growth effectively could lead to customer dissatisfaction, cost inefficiencies and lost sales opportunities.

Our business is subject to the risks of product returns, product liability and product defects.

    Products as complex as ours frequently contain undetected errors or defects, especially when first introduced or when new versions are released. The occurrence of errors could result in product returns from and reduced product shipments to our customers. In addition, any failure by our products to properly perform could result in claims against us by our customers. Such failure also could result in the loss of or delay in market acceptance of our products or harm our reputation. Due to the recent introduction of some of our products, we have limited experience with the problems that could arise with these products.

    Our purchase agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, the limitation of liability provision contained in these agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. Although we maintain $25.0 million of insurance to protect against claims associated with the use of our products, our insurance coverage may not adequately cover all claims asserted against us. In addition, even ultimately unsuccessful claims could result in costly litigation, divert our management's time and resources and damage our customer relationships.

We use a number of specialized technologies, some of which are patented, to design, develop and manufacture our products. Infringement of our intellectual property rights could hurt our competitive position, harm our reputation and cost us money.

    We regard the protection of our copyrights, patents, service marks, trademarks, trade dress and trade secrets as critical to our future success and plan to rely on a combination of copyright, patent, trademark and trade secret law, as well as on confidentiality procedures and contractual provisions, to protect our proprietary rights. We seek patent protection for our unique developments in circuit designs, processes and algorithms. Adequate protection of our intellectual property rights may not be available in every country where our products and services are made available. We intend, as a general policy, to enter into confidentiality and invention assignment agreements with all of our employees and contractors, as well as into nondisclosure agreements with parties with which we conduct business, to limit access to and disclosure of our proprietary information; however, we have not done so on a uniform basis. As a result, we may not have adequate remedies to preserve our trade secrets or prevent third parties from using our technology without authorization. We cannot assure you that all future employees, contractors and business partners will agree to these contracts, or that, even if agreed to, these contractual arrangements or the other steps we have taken to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. If we are unable to execute these agreements or take other steps to prevent misappropriation of our technology or to deter independent development of similar technologies, our competitive position and reputation could suffer and we could be forced to make significant expenditures.

    We regularly file patent applications with the U.S. Patent and Trademark Office and in selected foreign countries covering particular aspects of our technology and intend to prosecute such applications to the fullest extent of the law. Based upon our assessment of our current and future technology, we may decide to file additional patent applications in the future, and may decide to abandon current patent applications. We cannot assure you that any patent application we have filed or will file will result in an issued patent, or, if patents are issued to us, that such patents will provide us with any competitive advantages and will not be challenged by third parties or invalidated by the U.S. Patent and Trademark Office or foreign patent office. Any failure to protect our existing patents or to secure new patents may limit our ability to protect the intellectual property rights that such patents or patent applications were intended to cover. Furthermore, the patents of others may impair our ability to do business. See "Business-Intellectual Property" for a more complete description of our intellectual property and our efforts to protect it.

    We have several registered trademarks and service marks, in the United States and abroad, and are in the process of registering others in the United States. Nevertheless, we can not assure you that the U.S. Patent and Trademark Office will grant us these registrations. Should we decide to apply to register additional trademarks or service marks in foreign countries, there is no guarantee that we will be able to secure such registrations. The inability to register or decision not to register in certain foreign countries and adequately protect our trademarks and service marks could harm our competitive position, harm our reputation and negatively impact our future profitability. For more details, see "Business-Intellectual Property."

Claims that we are infringing third-party intellectual property rights may result in costly litigation.

    As a provider of technologically advanced products, we are at particular risk of becoming subject to litigation based on claims that we are infringing the intellectual property rights of others. In the past, we have been subject to claims that some of our products infringe the proprietary rights of third parties. We cannot assure you that we will not be subject to any such claims in the future. Any future similar claims, whether meritorious or not, could be time-consuming to defend, damage our reputation, result in substantial and unanticipated costs associated with litigation and require us to enter into royalty or licensing agreements, which may not be available on acceptable terms or at all.

The variability of our manufacturing yields may affect our gross margins.

    The success of our business depends largely on our ability to produce our products efficiently through a manufacturing process that results in a large number of usable products or yields, from any particular production run. In the past, we have experienced significant delays in our product shipments due to lower-than-expected production yields. Due to the rigid technical requirements for our products and manufacturing processes, our production yields may be negatively affected by a variety of factors, some of which are beyond our control. For instance, yields may be reduced by:

  •
  impurities in materials used;

  •
  contamination of the manufacturing environment;

  •
  human error, in part, due to insufficient employee training; and

  •
  equipment failures.

    Our manufacturing yields also vary significantly among our products due to product complexity and the depth of our experience in manufacturing a particular product. We cannot assure you that we will not experience problems with our production yields in the future. Decreases in our yields can result in substantially higher costs for our products. If we cannot maintain acceptable production yields in the future, our gross margin may suffer.

Changes in the regulatory environment of the communications industry may reduce the demand for our products.

    The recent deregulation of the telecommunications industry has resulted in an increased number of service providers. Such increase, coupled with the expanding use of the Internet and data networking by businesses and consumers, has resulted in the rapid growth of the communications industry. This has led and will likely continue to lead to intense competition, short product life cycles, and, to some extent, regulatory uncertainty in and outside the United States. The course of the development of the communications industry is difficult to predict. For example, the delays in governmental approval processes that our customers are subject to, such as the issuance of site permits and the auction of frequency spectrum, have in the past caused, and may in the future cause, the cancellation, postponement or rescheduling of the installation of communications systems by our customers. A reduction in network infrastructure expenditures could negatively affect the sale of our products. Moreover, in the short term, deregulation may result in a delay or a reduction in the procurement cycle because of the general uncertainty involved with the transition period of businesses.

Our future profitability could suffer from known or unknown liabilities that we retained when we sold parts of our company.

    In the recent past, we completed the divestiture of all but our current business. In the transactions in which we sold our other businesses, we generally retained liability arising from events occurring prior to the sale. Some of these liabilities were or have since become known to us, such as the environmental condition of the production facilities we sold. We may have underestimated the scope of these liabilities, and we may become aware of additional liabilities associated with the following in the future:

  •
  ownership of the intellectual property we have sold;

  •
  the potential infringement by our sold businesses of the intellectual property of others;

  •
  the regulatory compliance of our sold defense business;

  •
  export control compliance with respect to our defense products purchased by the United States and foreign governments; and

  •
  .product defect claims with respect to products manufactured by our sold businesses before they were sold.

    If these and any other unknown liabilities and obligations exceed our expectations and established reserves, our future profitability could suffer and our capital needs could increase.

If we fail to comply with environmental regulations we could be subject to substantial fines.

    Two of our current and former production facilities have significant environmental liabilities for which we have entered into and funded fixed price remediation agreements and obtained cost-overrun and unknown pollution insurance coverage. We cannot assure you that this insurance will be sufficient to cover all liabilities related to these sites. In addition, we are subject to a variety of federal, state and local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products. In the past, we have been subject to periodic environmental reviews and audits, which have resulted in minor fines. If we fail to comply with these regulations, substantial fines could be imposed on us, and we could be required to suspend production, alter manufacturing processes or cease operations.

If RF emissions pose a health risk, the demand for our products may decline.

    Recent news reports have asserted that some radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. If it were determined or perceived that RF emissions from wireless communications equipment create a health risk, the market for our wireless customers' products and, consequently, the demand for our products could decline significantly.

Our manufacturing facilities are concentrated in an area susceptible to earthquakes.

    Our headquarters and our manufacturing facilities are concentrated in an area where there is a risk of significant earthquake activity. Substantially all of the production equipment that currently accounts for our sales, as well as planned additional production equipment, is or will be located in a known earthquake zone. We cannot predict the extent of the damage that our facilities and equipment would suffer in the event of an earthquake or how such damage would affect our business. We do not maintain earthquake insurance.

Our stock price is highly volatile.

    The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering in August, 2000, through March 16, 2001, our common stock has traded at prices as low as $2.8125 and as high as $59.875 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

  •
  quarter-to-quarter variations in our operating results;

  •
  announcements of technological innovations or new products by our competitors, customers or us;

  •
  general conditions in the semiconductor industry and telecommunications and data communications equipment markets;

  •
  changes in earnings estimates or investment recommendations by analysts;

  •
  changes in investor perceptions; or

  •
  changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

    In addition, the market prices of securities on the NASDAQ National Market and that of our customers and competitors have been especially volatile. This volatility has significantly affected the market prices of securities for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. If we were the object of a securities class action litigation, it could result in substantial losses an divert management's attention and resources from other matters.

Our business experiences seasonality.

    It has been our experience that telecommunication equipment spending is typically lower in the first quarter of the calendar year and higher during the fourth quarter of the calendar year. This apparent seasonality may be even more pronounced in light of the current economic downturn.

We may need to raise additional capital in the future through the issuance of additional equity or convertible debt securities or by borrowing money, and additional funds may not be available on terms acceptable to us.

    We believe that the cash, cash equivalents and investments on hand, the cash we expect to generate from operations and borrowings under our line of credit will be sufficient to meet our liquidity and capital spending requirements at least through the end of 2001. However, it is possible that we may need to raise additional funds to fund our activities during and/or beyond that time. We could raise these funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

    It is possible that our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

  •
  whether the Company operates on a positive cashflow basis;

  •
  the market acceptance of our products;

  •
  the levels of promotion and advertising that will be required to launch our products and achieve and maintain a competitive position in the marketplace;

  •
  volume price discounts;

  •
  our business, product, capital expenditure and research and development plans and product and technology roadmaps;

  •
  the levels of inventory and accounts receivable that we maintain;

  •
  capital improvements to new and existing facilities;

  •
  technological advances;

  •
  our competitors' response to our products; and

  •
  our relationships with suppliers and customers.

    In addition, we may require additional capital to accommodate planned growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

Our business operations may be effected by the recent California utility outages.

    Our headquarters and our manufacturing facilities are concentrated in the state of California which, recently, has been experiencing power shortages and outages. Substantially all of the production equipment that currently accounts for our sales, as well as planned additional production equipment, is or is currently expected to be located in California. We cannot predict the extent these outages will disrupt our business operations and delay delivery of our products. Any delays in product deliveries could result in a loss of sales and a loss of customers which could impact our profitability.

Our controlling stockholder has the ability to take action that may adversely affect our business, our stock price and our ability to raise capital.

    As of December 31, 2000, Fox Paine & Company, LLC ("Fox Paine") is the indirect beneficial owner of 69.3% of our outstanding share capital. As a result, Fox Paine has and will continue to have control over the outcome of matters requiring stockholder approval, including the power to:

  •
  elect all of our directors and the directors of our subsidiaries;

  •
  amend our charter or by-laws; and

  •
  agree to or prevent mergers, consolidations or the sale of all or substantially all our assets or our subsidiaries' assets.

    Fox Paine also will be able to delay, prevent or cause a change in control relating to us. Fox Paine's control over us and our subsidiaries, and its ability to delay or prevent a change in control relating to us could adversely affect the market price of our common stock.

    In addition, Fox Paine receives management fees from us which could influence their decisions regarding us.

    Fox Paine may in the future make significant investments in other communications companies. Some of these companies may be our competitors. Fox Paine and its affiliates are not obligated to advise us of any investment or business opportunities of which they are aware, and they are not restricted or prohibited from competing with us.

    The sale of a substantial number of shares of our common stock by Fox Paine or the perception that such sale could occur, could negatively affect the market price of our common stock and could also materially impair our future ability to raise capital through an offering of securities.

There are inherent risks associated with sales to our foreign customers.

    A significant portion of our sales are to customers outside of the United States. Sales to customers outside of the United States accounted for approximately 53%, 29% and 16% of our sales in 2000, 1999 and 1998, respectively. We expect that sales to customers outside of the United States will continue to account for a significant portion of our sales. Although all of our foreign sales are denominated in U.S. dollars, such sales are subject to certain risks, including, among others, changes in regulatory requirements, the imposition of tariffs and other trade barriers, the existence of political, legal and economic instability in foreign markets, language and cultural barriers, seasonal reductions in business activities, our ability to receive timely payment and collect our accounts receivable, currency fluctuations, and potentially adverse tax consequences, which could adversely affect our business and financial results.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

    Cash Equivalents and Investments—Cash and equivalents consist of municipal bond funds and commercial paper acquired with remaining maturity periods of 90 days or less and are stated at cost plus accrued interest which approximates market value. Short-term investments consist primarily of high-grade debt securities (A rating or better) with maturity greater than 90 days from the date of acquisition and are classified as available-for-sale. Short-term investments classified as available-for-sale are reported at fair market value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax, until realized. These available-for-sale securities are subject to interest rate risk and will rise or fall in value if market interest rates change. They are also subject to short-term market risk. We have the ability to hold its fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

    The following table provides information about the company's investment portfolio and constitutes a "forward-looking statement." For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Expected Maturity Dates	Expected Maturity Amounts (in thousands)	Weighted Average Interest Rate
Cash equivalents:
2001	$47,500	6.49%
Short-term investments:
2001	40,815	6.55%

Fair value at December 31, 2000	$88,315

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of
WJ Communications, Inc.:

    We have audited the accompanying consolidated balance sheets of WJ Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WJ Communications, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

San Jose, California
January 25, 2001

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

The Stockholders and Board of Directors
of WJ Communications, Inc.:

    We have audited the accompanying consolidated statements of operations, comprehensive income (loss) and cash flows of WJ Communications, Inc. (previously known as Watkins-Johnson Company) and subsidiaries for the year ended December 31, 1998. Our audit also included the consolidated financial statement schedule at Item 14(a)(2) for the year ended December 31, 1998. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such 1998 consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of WJ Communications, Inc. and subsidiaries for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule for the year ended December 31, 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
San Jose, California
January 31, 2000

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	1999
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$48,970	$131,065
Short-term investments	40,815	42,747
Receivables (net of allowances for doubtful accounts of $1,736 and $504 at December 31, 2000 and 1999, respectively)	22,549	11,362
Inventories	17,788	5,146
Deferred income taxes	5,314	2,642
Deposits	—	11,101
Net current assets of discontinued operations	—	20,237
Other	4,042	2,412

Total current assets	139,478	226,712

PROPERTY, PLANT AND EQUIPMENT, net	29,260	13,663
OTHER ASSETS	2,091	3,245

	$170,829	$243,620

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,424	$11,493
Accrued expenses	2,521	2,722
Provision for losses on contracts	3,331	3,500
Payroll and profit sharing	4,400	5,637
Income taxes	11,925	4,046

Total current liabilities	40,601	27,398

OTHER LONG-TERM OBLIGATIONS	10,840	14,085

COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value-authorized and unissued, 10,000,000 shares; no shares outstanding	—	—
Common stock, $0.01 par value-authorized, 100,000,000 shares at December 31, 2000; outstanding: 55,245,052 and 200,497,470 at December 31, 2000 and 1999, respectively	552	37,798
Additional paid-in capital	178,736	—
Retained earnings (deficit)	(56,702)	164,542
Deferred stock compensation	(3,202)	—
Other comprehensive income (loss)	4	(203)

Total stockholder's equity	119,388	202,137

	$170,829	$243,620

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2000	December 31, 1999	December 31, 1998
	(In thousands, except per share amounts)
Sales	$115,797	$82,404	$63,568
Cost of goods sold	72,027	50,534	43,400

Gross profit	43,770	31,870	20,168
Operating expenses:
Research and development	19,064	16,806	14,124
Selling and administrative	15,605	5,331	4,035
Amortization of deferred stock compensation (*).	1,042	—	—
Corporate administrative	322	4,391	1,811
Recapitalization merger and other	35,453	3,223	—

Total operating expenses	71,486	29,751	19,970

Income (loss) from operations	(27,716)	2,119	198
Interest income	3,320	5,070	5,681
Interest expense	(3,353)	(520)	(601)
Other income (expense)—net	(1,390)	412	1,220
Gain on dispositions of real property	30,892	61,652	14,973

Income (loss) from continuing operations before income taxes	1,753	68,733	21,471
Income tax provision	(4,707)	(26,383)	(6,978)

Income (loss) from continuing operations	(2,954)	42,350	14,493
Discontinued operations (Note 10):
Income (loss) from discontinued operations, net of income taxes (benefit) of $91, $(967) and $(30,778) respectively	212	9,661	(63,701)
Gain on disposition, net of income taxes of $20,471 and $1,458 respectively	30,706	15,829	—

Income (loss) before extraordinary item	27,964	67,840	(49,208)
Extraordinary item—early extinguishment of debt, net of income tax benefit of $1,250	(2,050)	—	—

Net income (loss)	$25,914	$67,840	$(49,208)

See notes consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

	Year Ended
	December 31, 2000	December 31, 1999	December 31, 1998
	(In thousands, except per share amounts)
Basic per share amounts:
Income (loss) from continuing operations	$(0.20)	$0.22	$0.06
Discontinued operations:
Income (loss) from operations, net of taxes	—	0.05	(0.27)
Gain on disposition, net of taxes	0.48	0.08	—
Extraordinary item, net of taxes	(0.03)	—	—

Net income (loss)	$0.25	$0.35	$(0.21)

Basic average shares	63,337	192,584	232,110
Diluted per share amounts:
Income (loss) from continuing operations	$(0.20)	$0.21	$0.06
Discontinued operations:
Income (loss) from operations, net of taxes	—	0.05	(0.27)
Gain on disposition, net of taxes	0.48	0.08	—
Extraordinary item, net of taxes	(0.03)	—	—

Net income (loss)	$0.25	$0.34	$(0.21)

Diluted average shares	63,337	198,341	235,710
(*) Amortization of deferred stock compensation excluded from the following expenses
Cost of goods sold	$82
Research and development	227
Selling and administrative	733

	$1,042

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31, 2000	December 31, 1999	December 31, 1998
	(In thousands)
Net income (loss)	$25,914	$67,840	$(49,208)
Other comprehensive income:
Unrealized holding gains (losses) on securities arising during period	(735)	(329)	192
Less: reclassification adjustment for gains (losses) included in net income	942	(26)	(40)

Net unrealized holding gains (losses) on securities—net of income tax benefit (provision) of $(132), $130 and $(97), respectively	207	(355)	152

Comprehensive income (loss)	$26,121	$67,485	$(49,056)

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock
	Shares (as restated for stock split—Note 6)	Dollars	Shares (as restated for stock split—Note 6)	Dollars	Additional Paid in Capital in Excess of Par
	(In thousands, except per share amounts)
Balance, December 31, 1997	247,831,080	$40,631	—	$—	$—
Net loss	—	—	—	—	—
Dividends declared—$0.02 per share	—	—	—	—	—
Stock option transactions	2,473,530	1,605	—	—	—
Repurchases of common stock	(53,874,000)	(7,782)	—	—	—
Unrealized holding gains on securities—net of taxes of $97	—	—	—	—	—

Balance, December 31, 1998	196,430,610	34,454	—	—	—
Net income	—	—	—	—	—
Dividends declared—$0.02 per share	—	—	—	—	—
Stock option transactions	4,066,860	3,344	—	—	—
Unrealized holding losses on securities—net of taxes of $130	—	—	—	—	—

Balance, December 31, 1999	200,497,470	37,798	—	—	—
Net income	—	—	—	—	—
Stock option transactions	163,287	186	—	—	2
Common stock redemption related to recapitalization merger	(197,034,960)	(33,017)	—	—	—
Common stock issued	46,334,240	55,057	—	—	99,424
Subscription for common stock	3,806,465	5,417	—	—	—
Repayments on subscriptions	—	—	—	—	—
Cost associated with issuance of common stock	—	—	—	—	(10,975)
Preferred stock issued	—	—	1,498,800	12,500	—
Cost associated with issuance of preferred stock	—	—	—	(1,302)	—
Conversion of preferred to common/recognition of beneficial conversion	1,498,800	15	(1,498,800)	(11,198)	21,165
Deferred stock compensation	—	4,234	—	—	10
Amortization of deferred stock compensation	—	—	—	—	—
Common stock redemption related to terminating employees	(20,250)	(22)	—	—	(6)
Conversion to Delaware corporation $.01 par value common stock at reincorporation	—	(69,116)	—	—	69,116
Unrealized holding gains on securities—net of taxes of $132	—	—	—	—	—

Balance, December 31, 2000	55,245,052	$552	—	$—	$178,736

See notes to consolidated financial statements.

	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Deferred Stock Compensation	Subscriptions Receivable	Total Stockholders' Equity
	(In thousands, except per share amounts)
Balance, December 31, 1997	$180,356	$—	$—	$—	$220,987
Net loss	(49,208)	—	—	—	(49,208)
Dividends declared—$0.02 per share	(3,685)	—	—	—	(3,685)
Stock option transactions	—	—	—	—	1,605
Repurchases of common stock	(28,390)	—	—	—	(36,172)
Unrealized holding gains on securities—net of taxes of $97	—	152	—	—	152

Balance, December 31, 1998	99,073	152	—	—	133,679
Net income	67,840	—	—	—	67,840
Dividends declared—$0.02 per share	(2,371)	—	—	—	(2,371)
Stock option transactions	—	—	—	—	3,344
Unrealized holding losses on securities—net of taxes of $130	—	(355)	—	—	(355)

Balance, December 31, 1999	164,542	(203)	—	—	202,137
Net income	25,914	—	—	—	25,914
Stock option transactions	—	—	—	—	188
Common stock redemption related to recapitalization merger	(237,086)	—	—	—	(270,103)
Common stock issued	—	—	—	—	154,481
Subscription for common stock	—	—	—	(5,417)	—
Repayments on subscriptions	—	—	—	5,417	5,417
Cost associated with issuance of common stock	—	—	—	—	(10,975)
Preferred stock issued	—	—	—	—	12,500
Cost associated with issuance of preferred stock	—	—	—	—	(1,302)
Conversion of preferred to common/recognition of beneficial conversion	(9,982)	—	—	—	—
Deferred stock compensation	—	—	(4,244)	—	—
Amortization of deferred stock compensation	—	—	1,042	—	1,042
Common stock redemption related to terminating employees	(90)	—	—	—	(118)
Conversion to Delaware corporation $.01 par value common stock at reincorporation	—	—	—	—	—
Unrealized holding gains on securities—net of taxes of $132	—	207	—	—	207

Balance, December 31, 2000	$(56,702)	$4	$(3,202)	$—	$119,388

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2000	December 31, 1999	December 31, 1998
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$25,914	$67,840	$(49,208)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Recapitalization merger costs	35,453	3,223	—
Depreciation and amortization	3,270	2,610	1,982
Extraordinary item, net of income taxes	2,050	—	—
Net gain on disposals of property, plant and equipment	(30,202)	(61,077)	(13,587)
Deferred income taxes	(1,347)	21,932	(5,234)
Amortization of deferred stock compensation	1,042	—	—
Provision for doubtful accounts	1,232	8	—
Provision for inventory	1,948	63	442
Net results of discontinued operations and (gain) loss on disposal	(30,918)	(25,490)	63,701
Net changes in:
Receivables	(12,419)	1,433	(4,970)
Inventories	(14,590)	(1,116)	(2,558)
Other assets	5,552	4,096	(20,634)
Accruals and payables	16,549	(10,014)	(9,074)
Advances on contracts	54	—	(576)
Provision for losses on contracts	(169)	538	748

Net cash provided (used) by continuing operating activities	3,419	4,046	(38,968)
Net cash provided (used) by discontinued operations	(11,132)	22,349	(3,358)

Net cash provided (used) by operating activities	(7,713)	26,395	(42,326)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(21,409)	(4,825)	(5,705)
Purchase of short-term investments	(51,408)	(24,869)	(101,046)
Proceeds from sale of short-term investments	53,680	26,867	55,943
Proceeds from sale of discontinued operations	62,288	19,878	—
Proceeds on real property sales and assets retirements	27,996	70,747	16,331

Net cash provided (used) by investing activities	71,147	87,798	(34,477)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	40,000	—	—
Payments on long-term borrowings and capital leases	(40,164)	(149)	(136)
Net proceeds from issuances of common and preferred stock	160,309	3,344	1,605
Repurchase of common stock	(270,221)	—	(36,172)
Recapitalization merger costs	(35,453)	(3,223)	—
Dividends paid	—	(2,371)	(3,685)

Net cash used by financing activities	(145,529)	(2,399)	(38,388)

Net increase (decrease) in cash and equivalents	(82,095)	111,794	(115,191)
Cash and equivalents at beginning of year	131,065	19,271	134,462

Cash and equivalents at end of year	$48,970	$131,065	$19,271

Other cash flow information:
Income taxes paid (net of refunds)	$8,349	$(9,622)	$9,478
Interest paid	3,000	520	501
Noncash investing and financing activities:
Preferred stock dividend-assumed beneficial conversion	$9,982	$—	$—
Reclassification of plant held for sale from "Property, Plant, and Equipment" to "Other Assets", at book value which is below market (see Note 12)	—	—	6,422

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS OF THE COMPANY

    WJ Communications, Inc. (formerly Watkins-Johnson Company, the "Company") was founded in 1957 in Palo Alto, California. The Company was originally incorporated in California and reincorporated in Delaware in August 2000. For more than 30 years, the Company developed and manufactured microwave devices for government electronics and space communications systems used for intelligence gathering and communication. In 1996, the Company began to develop commercial applications for its military technologies. The Company's continuing operations design, develop and manufacture innovative, high quality broadband communications products that enable voice, data and image transport over fiber optic, broadband cable and wireless communications networks around the world. The Company's products are comprised of advanced, highly functional components and integrated assemblies which address the radio frequency challenges faced by both current and next generation broadband communications networks. The Company's products are used in the network infrastructure supporting and facilitating mobile communications, broadband high speed data transmission and enhanced voice services. The Company previously operated through other segments and has treated its former Government Electronics, Semiconductor Equipment and Telecommunication segments as discontinued operations. All segments classified as discontinued operations had been divested by March 31, 2000.

    Effective January 31, 2000, a recapitalization merger of the Company was completed that included the following transactions, in accordance with the terms of the recapitalization merger agreement among the Company and FP-WJ Acquisition Corp. dated October 25, 1999 (the "Agreement"):

  •
  The Company entered into a credit facility ("Facility") with a group of lenders. This Facility was comprised of a $15.0 million five-year revolver, a $25.0 million five-year term A loan, and a $15.0 million six-year term B loan. The Company borrowed $25.0 million under the term A loan and $15.0 million under the term B loan as part of the recapitalization merger. All outstanding borrowings under the Facility were repaid with a portion of the net proceeds from the Company's Initial Public Offering.

  •
  The Company incurred approximately $3.6 million in financing costs in conjunction with the Facility that were capitalized and $35.5 million of transaction, retention and severance compensation that was charged to operating expenses. A breakdown of the $35.5 million is as follows (in thousands):

Legal	$1,200
Consulting and accounting fees	3,500
Bonus and retention payments	3,400
Severance costs	6,400
Compensation charge for payment of stock options	16,800
Financial services	2,600
Other	1,600

$35,500

  •
  The severance costs relate to 22 hourly and salaried personnel whose positions were eliminated at the date of the recapitalization merger transaction. This entire amount was paid during the three months ended March 31, 2000.

  •
  The Watkins Trust retained an approximate 8.5% voting and economic interest in the Company as part of the recapitalization merger.

  •
  The Company redeemed the remainder of the outstanding common stock for a cash payment of approximately $270 million.

  •
  Fox Paine Capital Fund and affiliates (collectively "Fox Paine") invested $50.8 million in the Company.

  •
  Unamortized deferred financing cost of $3.3 million was written-off in the third quarter of 2000 as an extraordinary item, net of income tax benefit of $1.3 million, in connection with the Company's repayment of the outstanding borrowings under the Facility.

    The Company completed its initial public offering ("IPO") on August 18, 2000. Net proceeds from the IPO were approximately $88.4 million after deducting underwriters discounts and commissions and expenses.

2. SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION—The consolidated financial statements include those of the Company and its subsidiaries after elimination of all intercompany balances and transactions. The Company disposed of its Government Electronics segment in October 1997, Semiconductor Equipment segment in July 1999, and Telecommunications segment in January 2000. The consolidated financial statements reflect such dispositions and results of operations of these businesses as discontinued operations. For additional information on discontinued operations, see Note 10.

    RECLASSIFICATIONS—Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS—Cash and equivalents consist of money market funds and commercial paper acquired with remaining maturity periods of 90 days or less and are stated at cost plus accrued interest which approximates market value. Short-term investments consist primarily of high-grade debt securities (A rating or better) with maturity greater than 90 days from the date of acquisition and are classified as available-for-sale. Short-term investments classified as available-for-sale are reported at fair market value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax, until realized.

    INVENTORIES—Inventories are stated at the lower of cost, using average-cost basis, or market. Cost of inventory items is based on purchase and production cost. Inventories, net of reserves for excess and obsolete amounts, at December 31, 2000 and 1999 consisted of the following (in thousands):

	December 31,
	2000	1999
Finished goods	$1,367	$536
Work in progress	4,413	452
Raw materials and parts	12,008	4,158

	$17,788	$5,146

    PROPERTY, PLANT AND EQUIPMENT—Property, plant and equipment are stated at cost. Provision for depreciation and amortization is primarily based on the straight-line method. Costs incurred to maintain property, plant and equipment that do not increase the useful life of the underlying asset are expensed as incurred. Leases which at inception assure the lessor full recovery of the fair market value of the property over the lease term were capitalized and amortized over the lease term in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting for Leases." See Note 12 for discussion of the disposition of the Company's capitalized leases.

    At December 31, 2000 and 1999, property, plant and equipment consisted of the following (in thousands):

	December 31,
	2000	1999
Buildings and improvements	$9,241	$3,150
Plant facilities	—	6,982
Machinery and equipment	34,581	24,382
Construction in progress	2,113	—

	45,935	34,514
Accumulated depreciation and amortization	(16,675)	(20,851)

Property, plant and equipment—net	$29,260	$13,663

    OTHER ASSETS—At December 31, 2000 and 1999, Other Assets consisted of the following (in thousands):

	December 31,
	2000	1999
Deferred income taxes	$1,598	$3,056
Notes receivable	175	30
Other	318	159

	$2,091	$3,245

    REVENUE RECOGNITION—Revenues from product sales are recognized when all of the following conditions are met: the product has been shipped, the Company has the right to invoice the customer at a fixed price, the collection of the receivable is probable and there are no significant obligations remaining. Generally, title passes upon shipment of the Company's products. Beginning in March 2000, the Company's contract with a significant customer converted to a consignment arrangement under which title to certain of the Company's products does not pass until this significant customer utilizes our products in its production processes. A second significant customer converted its purchases of certain products to a similar consignment arrangement in October, 2000. As a consequence, revenue is recognized on these contracts only when these customers notify us of product consumption. During 2000, approximately 8% of the Company's sales are made to distributors, who maintain limited rights of return as defined in their distributor agreement. Revenues are recognized for these customers upon shipment based on the following factors: the sales price is fixed and determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributors have separate economic substance, the Company has no obligation with respect to the resale of the distributors' inventory, and the Company believes it can reasonably estimate the potential returns from its distributors based on their history and its visibility in the distributors' success with its products and into the market place in general. The Company has had no significant product returns from its distributors.

    Any anticipated losses on contracts are charged to earnings when identified. The Company provides a warranty on standard products and components and products developed for specific customers or program applications. Such warranty generally ranges from 12 to 24 months. The Company estimates the cost of warranty based on its historical field return rates. To date, the Company has had no significant warranty returns.

    INCOME TAXES—The consolidated financial statements include provisions for deferred income taxes using the liability method for transactions that are reported in one period for financial accounting purposes and in another period for income tax purposes. Deferred tax assets are recognized when management believes realization of future tax benefits of temporary differences is more likely than not. In estimating future tax consequences, generally all expected future events are considered other than enactments of changes in the tax law or rates.

    PER SHARE INFORMATION—Basic earnings per share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised or converted into common stock, however, such adjustments are excluded when they are considered anti-dilutive.

    FISCAL YEAR—The Company's fiscal year consists of 52 or 53 weeks ending on December 31st of each year. The years ended 2000, 1999 and 1998 included 52 weeks each.

    MARKET RISKS—The success of the Company is dependent on a number of factors. These factors include the ability to manage and adequately finance anticipated growth, the need to satisfy changing and increasingly complex customer requirements especially in the fiber optics and wireless markets, dependency on a small number of customers and a limited number of key personnel, and suppliers, and competition from companies with greater resources.

    USE OF ESTIMATES—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    STOCK-BASED COMPENSATION—The Company accounts for stock-based compensation granted to employees and directors under the intrinsic value method as defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Proforma disclosures for net income and earnings per share as if the fair value based method was used are included in Note 6 in accordance with SFAS 123 "Accounting for Stock-based Compensation."

    RECENT ACCOUNTING PRONOUNCEMENTS—The Financial Accounting Standards Board, or FASB, has issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS 133." These Statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains and losses resulting from changes in the fair market values of those derivative instruments would be accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. SFAS 133 became effective January 1, 2001. The Company does not currently utilize any derivative instruments and therefore adoption of SFAS 133 did not have a material impact on its financial statements.

    The Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company has adopted SAB 101 and the adoption had no material effect on the accompanying financial statements.

    The FASB has issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation—an interpretation of APB No. 25." Interpretation No. 44 was effective July 1, 2000. The Interpretation clarifies the application of Opinion 25 for various issues, specifically the definition of an employee; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did not have a material impact on our financial position or the results of our operations.

3. FINANCIAL INSTRUMENTS AND SHORT-TERM INVESTMENTS

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and receivables. The Company invests in a variety of financial instruments such as money market funds, commercial paper and high quality corporate bonds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has two significant customers which account for 69% of the Company's sales in the year ended December 31, 2000, and 66% of accounts receivables at December 31, 2000. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

    The carrying value of cash and equivalents, short-term investments, receivables and accounts payable are a reasonable approximation of their fair market value due to the short-term maturities of those instruments.

    The fair value of the amortized cost of available-for-sale securities at December 31, 2000 and 1999, including unrealized holding gains and losses, are presented in the table which follows. Fair values are based on quoted market prices. Available-for-sale securities are classified as current assets and have an average maturity of less than 6 months. Gross proceeds from the sale of short-term investments were $53.7 million and $26.9 million during 2000 and 1999, respectively. Gross gains and losses realized on such sales or maturities were not material. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

    Financial instrument and short-term investments are summarized, as follows (in thousands):

	December 31,
	2000	1999
Cost	$40,808	$43,080
Unrealized holding gains (losses)	7	(333)

Market value	$40,815	$42,747

4. LONG-TERM DEBT

    In December of 2000, the Company entered into a $25.0 million revolving credit facility ("Revolving Facility") with a bank. The Revolving Facility matures on December 31, 2003 and contains a $15.0 million sub-limit to support letters of credit. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at the Company's option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires the Company to maintain certain financial ratios and contains limitations on, among other things, the Company's ability to incur indebtedness, pay dividends and make acquisitions without the bank's permission. The Company was in compliance with the covenants as of December 31, 2000. The Revolving Facility is secured by substantially all of the Company's assets. As of December 31, 2000, there were no outstanding borrowings under the Revolving Facility.

    On January 31, 2000, the Company entered into a credit facility ("Facility") with CIBC World Markets Corp., among others. The Facility included a $25 million term A loan, a $15 million term B loan and a $15 million five-year revolver maturing in 2004. The Facility was repaid with a portion of the proceeds from the Company's initial public offering.

    The Company has letters of credit of $9.3 million outstanding as of December 31, 2000 against which no amounts have been drawn.

5. OTHER LONG-TERM OBLIGATIONS

    Long-term obligations, excluding amounts due within one year, consist of the following (in thousands):

	December 31,
	2000	1999
Environmental remediation	$159	$193
Capital leases, net of current portion	—	4,902
Deferred rent	191	—
Deferred income taxes—reserves for tax contingencies (Note 7)	10,490	8,990

Total	$10,840	$14,085

    ENVIRONMENTAL REMEDIATION—As discussed in Note 8, the Company is obligated to remediate groundwater contamination at its former Palo Alto, California, facility.

    LEASES—In 2000, the Company entered into a lease on a new facility located in San Jose, California. The new facility consists of two buildings: a current structure of approximately 82,000 square feet and a smaller (approximately 42,000 square foot) building which is currently being constructed. Occupancy of the smaller building is expected to begin no later than the end of the second quarter of 2001. Both buildings are leased for ten years. The larger building has a beginning base monthly rent of $158,340 for the first twelve months, which increases by 4% over each succeeding twelve month period. The smaller building will have a beginning base monthly rent of $94,500 for the first twelve months which will also increase by 4% over each succeeding twelve month period. Rental payments on the second building are expected to begin during the Company's first quarter of 2001. The Company also has noncancellable operating leases for its Milpitas facility and certain equipment expiring on various dates through the year 2006.

    Minimum lease commitments as of December 31, 2000 under noncancellable leases are as follows (in thousands):

Operating Leases
Lease payments:
2001	$3,529
2002	3,807
2003	3,932
2004	4,063
2005	4,200
Remaining years	20,395

Total	$39,926

    Rent expense included in continuing operations for property and equipment relating to operating leases is as follows (in thousands):

	2000	1999	1998
Real property	$1,610	$408	$406
Equipment	176	148	191

Total	$1,786	$556	$597

    In October, 2000 the Company moved its operations from Palo Alto, California to its new facility in San Jose, California, and sold the remaining Palo Alto lease rights to a third party for $28.5 million in December, 2000 (see Note 12). In connection with this sale, the Company recorded a pre-tax gain of $30.1 million.

    The Company sub-leased a portion of its former Palo Alto, California facility under a short-term operating lease which expired in October 2000. Included in Other Income (Expense), net for 2000, 1999 and 1998 is approximately $(411,000), $400,000 and $1.2 million, respectively, of income (loss) after expenses from this sub-lease agreement.

6. STOCKHOLDERS' EQUITY

    STOCK SPLIT—During the first quarter of fiscal 2000, the Company effected a stock split of twenty shares of common stock for every one share of outstanding common stock. In addition, in August of 2000, in connection with the Company's initial public offering, the Company effected a stock split of three shares of common stock for every two shares of common stock outstanding. All share and per share amounts in these financial statements have been adjusted to give effect to these stock splits.

    RECAPITALIZATION MERGER—In conjunction with the recapitalization merger during January, 2000, the Company repurchased all of its then outstanding common stock for a cash payment of approximately $270 million except for an approximate 8.5% voting and economic interest retained by the Watkins Trust (see Note 1).

    STOCK REPURCHASE PROGRAM—In 1998, the Company's Board of Directors increased the Company's common stock repurchase authorization up to 105,000,000 shares. By December 31, 1998, all 105,000,000 shares were repurchased, of which 53,874,000 was repurchased in 1998.

    SERIES A PREFERRED STOCK—In July, 2000, the Company sold 1,498,800 shares of its Series A Preferred Stock to a group of investors. Proceeds from these sales totaled approximately $11.2 million, net of expenses. Under the terms of the Series A Preferred Stock, the shares converted into common stock of the Company simultaneous with the Company's IPO in August, 2000. In connection with this conversion, the Company recorded a $10.0 million non-cash preferred stock dividend based on an assumed beneficial conversion. This amount was computed based upon the difference between the IPO price and the price paid for the preferred stock.

    2000 STOCK OPTION PLAN—During 2000, the Company's "2000 Stock Incentive Plan" and "2000 Non-Employee Director Stock Compensation Plan" (collectively the "Plans") were adopted and approved by the board of directors and our shareholders. The Plans may grant incentive awards in the form of options to purchase shares of the Company's common stock, restricted shares, common stock and stock appreciation rights to participants, which include non-employee directors, officers and employees of and consultants to the Company and its affiliates. The total number of shares of common stock reserved and available for grant under the Plans is 17,070,000 shares. Stock options may include incentive stock options, nonqualified stock options or both, in each case, with or without stock appreciation rights. During the year ended December 31, 2000, there were the following grant of stock options:

	Shares	Weighted Average Exercise Price
2000
Granted	15,211,195	$1.69
Exercised	(26,296)	$1.37
Terminated	(47,450)	$1.88
At December 31:
Outstanding	15,137,449	$1.69
Exercisable	2,192,264	$1.37
Reserved for future grants	1,906,254

    Prior to the Company's initial public offering, the board of directors determined the fair market value of its stock for purposes of issuing common stock options based upon recent sales of its securities and other market factors.

    In conjunction with the issuance of certain stock options in 2000, 14,277,795 options were granted at an average exercise price of $1.37 per share which was equal to the weighted average fair value of $1.37 per share at the date of grant. This fair value was determined by using the same fair value used in the recapitalization merger transaction which was completed in January, 2000. Additionally, the Company granted 791,000 options where the weighted average exercise price of $5.31 per share was less than the deemed weighted average fair value of $10.08 per share. In addition, the Company sold 81,000 shares of common stock where the weighted average sales price of $3.82 per common share was less than the deemed weighted average fair value of $9.51 per share. The Company has recorded deferred stock compensation in the aggregate amount of $4,244,000 representing the differential between the deemed fair value of the Company's common stock and the exercise price at the date of grant for options or date of sale for stock purchases. The Company is amortizing this amount using the straight line method over the vesting period of the options granted. The Company recorded $1,042,000 of deferred stock compensation expense for the year ended December 31, 2000 in the accompanying financial statements. Subsequent to the IPO, the fair market value of the stock for purposes of issuing common stock options is based upon the market price of the Company's stock on the date of grant. The Company has granted 142,400 options at a weighted average fair value of $14.09 per share subsequent to the IPO. The Plans provide that options granted under the Plans will have a term of no more than 10 years. Options granted under the Plans have vesting periods ranging from immediate to 9 years. The provisions of the Plans provide that under certain circumstances, such as a change in control, the achievement of certain performance objectives, or certain liquidity events, the outstanding option may be subject to accelerated vesting.

    The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2000:

	Options Outstanding
		Weighted Average Years of Remaining Contractual Life		Options Exercisable
Range of Exercise Price	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.37 to $26.75	15,137,449	4.8	$1.69	2,192,264	$1.37

ACTIVITY RELATED TO ALL STOCK OPTION PLANS PRIOR TO THE RECAPITALIZATION MERGER

    WATKINS-JOHNSON STOCK OPTION PLANS—The Watkins-Johnson Stock Option Plans provided for grants of nonqualifying and incentive stock options to certain key employees and officers. Options were granted at the market price on the date of grant and expire at the tenth anniversary date. One-third of the options granted were exercisable on each of the second, third and fourth anniversary dates following the grant. This plan was terminated at the time of the recapitalization merger on January 31, 2000.

    The Nonemployee Directors Stock Option Plan provided for a fixed schedule of options to be granted through the year 2005. Nonemployee directors of the Company were automatically granted 90,000 shares of common stock each year that they remain a director of the Company. The options were granted at the market price on the date of grant and were to expire on the tenth anniversary date. The options granted become exercisable six months after the date of grant. As included in the tables below, options for 630,000 shares were granted at $0.83 in 1999, options for 630,000 shares were granted at $0.89 in 1998 and options for 630,000 shares were granted at $0.89 in 1997. This plan was terminated at the time of the recapitalization merger on January 31, 2000.

    Stock option transactions included in the consolidated statements of stockholders' equity are shown net of retirement of outstanding shares used in payment for options exercised and include tax benefits related to sales under stock option plans of $653,000 and $217,000 for 1999 and 1998, respectively.

	Shares	Weighted Average Exercise Price
1998
Granted	7,260,000	$0.86	(1)
Exercised	2,473,530	$0.56
Terminated	4,542,810	$0.99
At December 31:
Outstanding	43,561,860	$0.91
Exercisable	25,762,950	$0.89
	Shares	Weighted Average Exercise Price
1999
Granted	5,145,000	$0.79	(1)
Exercised	4,066,860	$0.66
Terminated	8,410,140	$1.13
At December 31:
Outstanding	36,229,860	$0.87
Exercisable	24,194,640	$0.90
	Shares	Weighted Average Exercise Price
2000
Exercised	137,490	$1.12
Terminated	36,092,370	$0.87
At December 31:
Outstanding	—	$—

(1)
Note that for options granted during these periods, the weighted average exercise price was equal to weighted average grant date fair value based upon the market value of the Company's publicly traded common stock at the date of grant.

    As part of the recapitalization merger, as discussed in Note 1, vesting of all outstanding options was accelerated and the fully vested options were surrendered in exchange for the right to receive $1.37 per share in cash, therefore all of the Watkins-Johnson stock option plans discussed above were terminated.

PRO FORMA INFORMATION—STOCK BASED COMPENSATION

    As discussed in Note 2, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. As discussed in Note 6, pre-IPO, the Company granted certain options and sold certain shares of common stock below the deemed fair value. As such, the Company recorded deferred stock compensation of $4,244,000 of which $1,042,000 of deferred stock compensation expense was recognized in the year 2000

($582,000 related to options). Subsequent to the IPO, the fair market value of the stock for purposes of issuing common stock options is based upon the market price of the Company's stock on the date of grant. Accordingly, no further compensation expense has been recognized for its stock-based compensation plans.

    Pro forma information regarding results of operations and net income (loss) per share is required by FASB Statement No. 123 for stock-based awards to employees as if the Company had accounted for such awards using a valuation method permitted under Statement No. 123.

    Stock-based awards granted subsequent to the initial public offering have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the of the Company's stock price, determined in accordance with Statement No. 123, in arriving at an option valuation. Estimates and other assumptions necessary to apply the Black-Scholes model may differ significantly from assumptions used in calculating the value of options granted prior to the initial public offering under the minimum value method.

    The fair value of the Company's stock-based awards granted to employees prior to the initial public offering was estimated assuming no expected dividends, a weighted average expected life of 5.5 years, a weighted average risk-free interest rate of 6.6% and no expected volatility. The fair value of options granted after the initial public offering was estimated assuming no expected dividends, a weighted average expected life of one year from vest date, a weighted average risk-free interest rate of 4.6% and an expected volatility of 1.42. The weighted average fair value of these options is $6.22.

    The weighted average fair value of options granted during 2000, 1999 and 1998 was $0.77, $0.38 and $0.39, respectively. Had compensation cost for all of the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans, and amortized to expense over the vesting period of the awards consistent with the methodology prescribed under SFAS 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income (loss) for 2000, 1999 and 1998 would have been $25.0 million, $67.4 million and $(50.4) million, respectively, or $0.24, $0.35 and $(0.22) per basic and diluted share, respectively. In accordance with SFAS 123, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1998 pro forma adjustment is not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options. The weighted average fair value of options calculated on the date of grant using the option-pricing models along with the weighted average assumptions used are as follows:

	2000		1999	1998
Fair value	$0.77		$0.38	$0.39
Dividend yield	0.0%		1.5%	2.1%
Volatility	142.0%	(1)	42.9%	41.7%
Risk free interest rate at the time of grant	6.6%		4.8%	5.4%
Expected term to exercise (in months from the vest date)	12.0	(1)	6.6	4.9

(1)
Applicable to options granted subsequent to the initial public offering.

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

7. INCOME TAXES

    The provision for federal and state tax expense (benefit) on income from continuing operations consists of the amounts below. Foreign income from continuing operations was insignificant for all years.

	2000	1999	1998
	(in thousands)
Current:
U.S	$4,754	$21,175	$10,205
State	1,167	3,004	1,910

Total current	5,921	24,179	12,115
Deferred:
U.S	(527)	2,680	(3,381)
State	(687)	(476)	(1,756)

Total	$4,707	$26,383	$6,978

    The differences between the effective income tax rate and the statutory federal income tax rate are as follows:

	2000	1999	1998
Statutory federal tax rate	35.0%	35.0%	35.0%
Foreign sales benefit	(28.5)	(0.7)	(0.8)
Research and development credit	(34.0)	(0.7)	(0.7)
State taxes, net of federal tax benefits	6.0	3.6	0.7
Non-deductible expenses(1)	289.0	0.1	—
Other	1.0	1.1	(1.7)

Effective tax rate	268.5%	38.4%	32.5%

(1)
The significant increase in the effective tax rate is due to the impact on federal and state taxes of the non-deductible amounts of recapitalization and merger expenses.

7. INCOME TAXES (Continued)

    Deferred tax amounts are comprised of the following at December 31 (in thousands):

	2000	1999
Fixed assets—depreciation	$(1,484)	$(736)
Fixed assets—capital lease	—	1,146
Accounts receivable valuation	686	202
Inventory valuation	3,029	1,638
Research and development credit	1,571	887
Employee benefit related accruals	969	996
Non-deductible amortization	1,454	1,601
Other non-deductible expenses	687	(36)

Total deferred tax assets	$6,912	$5,698

Deferred tax liabilities—reserves for tax contingencies (Note 5)	$10,490	$8,990

    The Company in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies" has established certain reserves for income tax contingencies. These reserves relate to various tax years subject to audit by tax authorities including the Company's Federal tax filings for 1996 to 1999 which are currently being examined.

8. ENVIRONMENTAL REMEDIATION AND OTHER CONTINGENCIES

    In 1991, the Company recorded a $5.2 million charge for estimated remediation actions and cleanup costs. The Company continues to be in compliance with the remedial action plans being monitored by various regulatory agencies at its former Palo Alto site and no additional provision has been recorded since 1991. Expenditures charged against the provision totaled $338,000, $2,628,000 and $176,000 for the years 2000, 1999 and 1998, respectively. Included in the 1999 expenditures was a payment of $2.4 million for required remedial services to be performed and a related insurance policy to assure compliance for the duration of the remedial action plans. The Company believes any remaining unaccrued or uninsured environmental liabilities should not have a material effect on the Company's results of operations or financial position.

    Four purported shareholder class action lawsuits were filed against the Company and its directors. These lawsuits alleged essentially the same grounds for relief, namely that the individual defendants breached their fiduciary duty to the Company's shareowners in connection with the recapitalization merger, which was completed on January 31, 2000 as discussed in Note 1. On January 14, 2000, all parties to the class action executed a memorandum of understanding to settle the lawsuits. An estimated settlement payment and related legal fees, of approximately $500,000 has been accrued and included in the December 31, 1999 results of operations. Final settlement was reached with no admission of liability and approved by the court during the Company's fourth quarter of 2000. The Company paid the previously accrued settlement in the first quarter of 2001 as full and final payment of the court approved settlement agreement.

    In addition to the above matters, the Company is involved in various legal actions which arose in the ordinary course of its business activities. Management believes the final resolution of these matters should not have a material impact on its results of operations, cash flows, or financial position.

9. EMPLOYEE BENEFIT PLANS

    The Company has an Employees' Investment 401(k) Plan that covers substantially all employees and provides that the Company match employees' salary deferrals up to 3% of eligible employee compensation. The amounts charged to continuing operations were $558,000, $480,000 and $417,000 in 2000, 1999 and 1998, respectively.

    EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")—Prior to the recapitalization merger, the Company had an ESOP to encourage employee participation and long-term ownership of company stock. This plan was terminated on January 31, 2000 in conjunction with the recapitalization merger. The Board approved a contribution equal to 1% of eligible employee compensation for 1998 and 1999, which resulted in charges to continuing operations of $67,000 and $159,000, respectively. The ESOP held 5,231,100 shares of common stock at December 31, 1999, and there were no unallocated or unearned shares held by the ESOP. Dividends paid with respect to common stock held by the ESOP were used to purchase additional shares and were not material for all years presented.

10. BUSINESS SEGMENT REPORTING AND DISCONTINUED OPERATIONS

    In 1997, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." As discussed below, three divested segments are being reported as discontinued operations. The Government Electronics segment was divested in October 1997, the Semiconductor Equipment segment was divested in July 1999 and the Telecommunications segment was divested in January 2000. As an integrated telecommunications products provider, the Company currently has one reportable segment. The Company designs, manufactures and services radio frequency communications products used in network infrastructure. The Company's products enable voice, video and data transport over fiber optic, broadband cable and wireless systems that provide the backbone for cellular and internet communications. While the Company's chief decision-maker monitors the sales of various products, operations are managed and financial performance evaluated based upon the sales and production of multiple products employing common manufacturing and research and development resources; sales and administrative support; and facilities. This allows the Company to leverage its costs in an effort to maximize return. Management believes that any allocation of such shared expenses to various products would be impractical, and currently does not make such allocations internally. The chief decision-maker does, however, monitor sales by products at a more detailed level than those depicted in the Company's historical general purpose financial statements as follows (in thousands):

	Year Ended
	December 31, 2000	December 31, 1999	December 31, 1998
Semiconductor	$25,239	$15,625	$9,763
Fiber optic	48,402	15,228	7,251
Wireless	42,156	51,551	46,554

Total	$115,797	$82,404	$63,568

    Sales to individual customers representing greater than 10% of Company consolidated sales during at least one of the past three years are as follows (in thousands):

	Year Ended
	December 31, 2000	December 31, 1999	December 31, 1998
Company A	$28,633	$36,107	$33,169
Company B	51,529	17,876	7,848
Company C	1,908	8,823	10,015

    Sales to unaffiliated customers by geographic area are as follows (in thousands):

	Year Ended
	December 31, 2000	December 31, 1999	December 31, 1998
United States	$54,620	$58,110	$53,484
Export Sales from United States:
Canada	43,907	18,079	8,010
Europe	13,260	3,791	1,755
Korea	1,230	1,194	237
Other	2,780	1,230	82

Total	$115,797	$82,404	$63,568

    Foreign operations' sales and identifiable assets are less than ten percent of consolidated totals.

    The Company's continuing operations' operating profit (loss) and long-lived assets as of year end by geographic area are substantially all located in the United States.

    Summarized below are the net assets of the discontinued segments. All net assets were shown as current due to the sale of the Telecommunications segment in 2000 (in thousands).

	December 31, 2000	December 31, 1999
Accounts Receivable	$—	$7,933
Inventory	—	6,057
Other assets	—	10,251
Current liabilities	—	(9,180)
Fixed assets, net	—	8,135
Long-term obligations	—	(2,959)

Net assets of discontinued operations, current	$—	$20,237

    All significant amounts outstanding related to discontinued operations have been settled as of December 31, 2000.

    Summarized below are operating results of the discontinued segments (in thousands).

	Year Ended
	December 31, 2000	December 31, 1999	December 31, 1998
Net sales	$1,873	$120,556	$148,651
Gross profit	861	44,136	26,985
Income (loss) before income taxes	$303	$8,694	$(94,479)
Income taxes (benefit)	91	(967)	(30,778)
Gain on disposition—net of income tax benefit of $20,471 and $1,458 for the years ending December 31, 2000 and 1999, respectively	30,706	15,829	—

Income (loss) from discontinued operations	$30,918	$25,490	$(63,701)

    Included in the results of the discontinued operations were corporate administrative expenses which totaled $0 in 2000, $4.2 million in 1999 and $8.0 million in 1998. Corporate administrative expenses comprised of costs incurred in support of the discontinued operations including; international finance and accounting; information systems support; legal, treasury, credit and cash management; risk management functions, including insurance and environmental. Such charges were based on business volume, services and needs of operations provided.

    On January 14, 2000, the Company completed the sale of substantially all of the Telecommunications segment's assets to a unit of Marconi North America, Inc., a subsidiary of the General Electric Company p.l.c. of the United Kingdom. Net proceeds from the sale of approximately $57.8 million and an estimated pre-tax gain of approximately $43.2 million are included in the Company's financial results in the first quarter of 2000.

    In 1998, the Semiconductor Equipment segment discontinued its high-density-plasma chemical-vapor-deposition product line and restructured its operations to focus on its core atmospheric-pressure chemical-vapor-deposition products. Inventory, demonstration equipment, and specialized fixed assets which had no market value and no known alternative use were written down in the restructuring. In addition, employment was reduced from 590 to 430. Terminated employees were mostly related to the discontinued product line. Of the total employees terminated, 120 were from domestic operations, while 40 were from foreign operations. Employees were notified of the reduction-in-force in the third quarter of 1998. The segment incurred charges of $21.1 million, $13.7 million and $3.5 million related to fixed assets, inventory, severance and other exit costs, respectively, for a total of $38.3 million. All restructuring charges were incurred or paid out by December 31, 1999.

    Included in the 1998 asset write-down of $21.1 million was a $6.0 million charge related to the facility in Japan. The asset was written down to fair market value in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Fair market value was determined based on the intended use of the facility.

    In 1998, the Telecommunications segment discontinued its Base2-TM- base-station product line after reassessing key customer needs and market conditions. The reassessment concluded that the segment had exhausted all potential sales avenues for the product, and determined that there was no market value and alternative use for the specialized fixed assets and equipment. In addition, employment was reduced from 320 to 290. Terminated employees were mostly related to the Base2 product line. Employees were notified of the reduction-in-force in the third quarter of 1998. Inventory, demonstration equipment, and specialized fixed assets associated with the discontinued product were written down in the third quarter and subsequently disposed of in the fourth quarter of 1998. The segment incurred charges of $2.3 million, $3.4 million and $0.4 million related to fixed assets, inventory, severance and other exit costs, respectively, for a total of $6.1 million. All restructuring charges were incurred or paid out by December 31, 1999.

11. EARNINGS PER SHARE CALCULATION

    Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods.

    Earnings per share calculation for continuing operations are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2000	1999	1998
Income (loss) from continuing operations	$(2,954)	$42,350	$14,493
Preferred stock dividend—assumed beneficial conversion	(9,982)	—	—

Income (loss) available to common shareholders from continuing operations (numerator)	$(12,936)	$42,350	$14,493

Denominator for basic per share:
Weighted average shares outstanding	63,337	192,584	232,110

Denominator for diluted per share:
Weighted average shares outstanding	63,337	192,584	232,110
Effect of dilutive stock options	—	5,757	3,600

Diluted average common shares	63,337	198,341	235,710

Basic net income (loss) per share from continuing operations	$(0.20)	$0.22	$0.06
Diluted net income (loss) per share from continuing operations	$(0.20)	$0.21	$0.06

    For the year ended December 31, 2000, the incremental shares from the assumed exercise of 15,045,000 stock options are not included in computing the dilutive per share amounts because continuing operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive.

    Weighted average options outstanding to purchase 11,790,000 and 26,610,000 shares of common stock were not included in the computation of diluted per share amounts in 1999 and 1998, respectively, because the weighted average exercise prices were greater than the average market prices of the common shares. Weighted average exercise prices of $1.33 in 1999 and $1.12 in 1998 exceeded the average market prices of $.99 and $.77, respectively.

12. REAL ESTATE TRANSACTIONS

    In October, 2000 the Company moved its operations from Palo Alto, California to San Jose, California and sold the remaining leasehold interest to a third party for $28.5 million in December, 2000. The Company recorded a pre-tax gain of $30.1 million in connection with this sale which included the relief of its obligations under its previous capital lease.

    The Company leased approximately 16 acres of land and certain buildings located in Palo Alto, California from Stanford University under a long-term lease with an original expiration date of 2056. In 1999, the Company agreed to an early termination of the lease resulting in net proceeds of approximately $54.0 million and a pre-tax gain of approximately $51.8 million. The escrow for this property included a $5.0 million security deposit which was released on January 14, 2000 after a letter of guarantee was posted by CIBC World Markets Corp. on behalf of the Company. On December 27, 1999, the Company paid CIBC World Markets Corp. $6.1 million in advance of receiving the funds from escrow, which was also refunded on January 31, 2000. The $11.1 million aggregate was recorded as a deposit as of December 31, 1999. As part of the previously mentioned agreement, the Company occupied the property rent free until October 2000 in order to allow operational transition. The gain on the sale from the early termination of the lease has been reduced by approximately $2 million to reflect the estimated fair market rent of the facility through October 2000. This deferred gain was amortized over a twelve month period through October 2000 as an offset to the estimated future rent expense in accordance with SFAS No. 13, Accounting for Leases.

    In 1999, the Company completed the sale of its remaining San Jose, California facility including a 190,000 square foot building resulting in net proceeds of $16.9 million and a pre-tax gain of $9.7 million. This property was vacated in 1998 and its carrying value of $6.4 million (which management believed to be less than market value) was classified in "Other Assets" (long-term) as of December 31, 1998.

    In 1998, the Company sold approximately 15 acres of undeveloped land adjacent to its San Jose, California, facility for net proceeds of $16.0 million and a pre-tax gain of $15.0 million. The remainder of the San Jose property was sold in 1999 as described above.

13. RELATED PARTY TRANSACTIONS

    On January 31, 2000, as part of the recapitalization merger, the Company entered into a management agreement with Fox Paine & Company, LLC ("Fox Paine"). Fox Paine is the majority stockholder in the Company. Under that agreement, the Company paid Fox Paine an aggregate of $3.5 million for assistance in obtaining debt financing and advisory services. In addition, the Company agreed to pay Fox Paine a management fee of $110,000 for the year ended December 31, 2000 and, for each subsequent year, a fee in the amount of 1% of income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (losses) of minority investments, calculated without regard to the fee. The Company believes the fee represents fair value for the services rendered by Fox Paine. In exchange for its management fee, Fox Paine assists the Company with its strategic planning, budgets and financial projections and helps the Company identify possible strategic acquisitions and to recruit qualified management personnel. Fox Paine also helps develop and enhance customer and supplier relationships on behalf of the Company and consults with management on various matters including tax planning and public relations strategies, economic and industry trends and executive compensation. In connection with this agreement, the Company has agreed to indemnify Fox Paine against various liabilities that may arise as a result of the management services it will perform. The Company has also agreed to reimburse Fox Paine for its expenses incurred in providing these services.

14. QUARTERLY FINANCIAL DATA—UNAUDITED

    The following table sets forth, for the periods presented, selected data from our consolidated statements of operations on a quarterly basis. The consolidated statements of operations data have been derived from our unaudited consolidated financial statements. In the opinion of management, these statements have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. This information should be read in conjunction with the consolidated financial statements and notes to those financial statements included elsewhere in this filing.

	Three Months Ended
	March 31, 2000	June 30, 2000	Sept. 29, 2000(1)	Dec. 31, 2000
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$17,051	$27,627	$34,950	$36,169
Cost of goods sold	10,075	17,466	21,917	22,569

Gross profit	6,976	10,161	13,033	13,600
Operating expenses:
Research and development	4,145	4,619	4,821	5,479
Selling and administrative	2,569	3,397	4,773	4,866
Amortization of deferred stock comp	—	517	330	195
Corporate administrative	322	—	—	—
Recapitalization merger and other	35,453	—	—	—

Total operating expenses	42,489	8,533	9,924	10,540

Income (loss) from operations	(35,513)	1,628	3,109	3,060
Interest income	1,026	291	734	1,269
Interest expense	(872)	(1,403)	(794)	(284)
Other income (expense)—net	(519)	(172)	(176)	(523)
Gain on disposition of real property	—	808	—	30,084

Income (loss) from continuing operations before income taxes	(35,878)	1,152	2,873	33,606
Income tax (provision) benefit	9,687	(313)	(950)	(13,131)

Income(loss) from continuing operations	$(26,191)	$839	$1,923	$20,475

Income (loss) from continuing operations per share—basic	$(0.26)	$0.02	$(0.16)	$0.37

Income (loss) from continuing operations per share—diluted	$(0.26)	$0.02	$(0.16)	$0.32

Shares used to calculate income (loss) from continuing operations per share—basic	99,600	47,502	51,176	55,244
Shares used to calculate income (loss) from continuing operations per share—diluted.	99,600	56,408	51,176	64,507

(1)
Per share amount for the quarter ending September 29, 2000 includes the $10 million amount for the beneficial conversion on preferred stock.

	Three Months Ended
	March 26, 1999	June 25, 1999	Sept. 24, 1999	Dec. 31, 1999
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$23,528	$23,688	$16,524	$18,664
Cost of goods sold	16,095	13,730	9,684	11,025

Gross profit	7,433	9,958	6,840	7,639
Operating expenses:
Research and development	3,934	4,717	4,367	3,788
Selling and administrative	1,262	1,290	1,168	1,611
Corporate administrative	739	1,113	1,181	1,358
Recapitalization merger and other	—	—	1,639	1,584

Total operating expenses	5,935	7,120	8,355	8,341

Income (loss) from operations	1,498	2,838	(1,515)	(702)
Interest income	844	780	1,084	2,362
Interest expense	(120)	(125)	(134)	(141)
Other income (expense)—net	184	(28)	165	91
Gain on disposition of real property	—	—	9,686	51,966

Income from continuing operations before income taxes	2,406	3,465	9,286	53,576
Income tax provision	(782)	(1,121)	(2,964)	(21,516)

Income from continuing operations	$1,624	$2,344	$6,322	$32,060

Income from continuing operations per share—basic	$0.01	$0.01	$0.03	$0.16

Income from continuing operations per share—diluted	$0.01	$0.01	$0.03	$0.15

Shares used to calculate income from continuing operations per share—basic	196,736	196,980	198,090	200,119
Shares used to calculate income from continuing operations per share—diluted	199,358	200,280	205,230	208,013

REPORT OF MANAGEMENT

    The management of the Company is responsible for the preparation, integrity and objectivity of its consolidated financial statements. These statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts based on the best estimates and judgments of management. Financial information included elsewhere in this report is consistent with that in the financial statements.

    The Company maintains a system of internal accounting controls designed to provide reasonable assurance at a reasonable cost that assets are safeguarded against loss or unauthorized use, and that transactions are executed in accordance with management's authorization and reliable for preparation financial statements in conformity with generally accepted accounting principles. The selection, training and development of qualified personnel, the establishment and communication of accounting and administrative policies and procedures and a program of internal audits are important objectives of these control systems.

    Arthur Andersen LLP, independent public accountants, are retained to provide an objective, independent review as to management's discharge of its responsibilities insofar as they relate to the fairness of reported operating results and financial position. Their accompanying report is based on audits of the Company's financial statements for each of the two years in the period ended December 31, 2000 conducted in accordance with auditing standards generally accepted in the United States, which require a review of the system of internal accounting controls and tests of accounting procedures and records to the extent necessary for the purpose of their audits.

    The Board of Directors, through its Audit Committee, which is consisting solely of outside directors and directors affiliated with Fox Paine, oversees management's responsibilities in the preparation of the financial statements and selects the independent auditors, subject to stockholder ratification. The Audit Committee meets regularly with the independent auditors, representatives of management, and the internal auditors to review the activities of each and to assure that each is properly discharging its responsibilities. To ensure complete independence, representatives of Arthur Andersen LLP have full access to meet with the Audit Committee, with or without management representatives present, to discuss the results of their examinations and their opinions on the adequacy of internal controls and the quality of financial reporting.

Signature	Title	Date

/s/ MALCOLM J. CARABALLO Malcolm J. Caraballo	President, Chief Executive Officer, Director	3/29/2001
/s/ WILLIAM T. FREEMAN William T. Freeman	Chief Financial Officer	3/29/2001
/s/ WRAY T. THORN Wray T. Thorn	Audit Committee Chair	3/29/2001

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACOUNTING AND FINANCIAL DISCLOSURE

    There has been no disagreements with our independent auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with respect to our consolidated financial statements that if not resolved to the former independent auditors' satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

    In connection with our change of ownership, we engaged the accounting firm of Arthur Andersen LLP on May 5, 2000 to replace Deloitte & Touche LLP who were terminated effective May 5, 2000 as our independent auditors. Our board of directors approved this change in May 2000.

    The former independent auditors' reports on our financial statements as of and for the fiscal year ended December 31, 1998 did not contain an adverse opinion, a disclaimer of opinion, or any qualifications or modifications related to any uncertainty, or any limitation of audit scope or application of accounting principles. In 1998, there were no disagreements with our former independent auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with respect to our consolidated financial statements up through May 5, 2000, the date of their termination, that if not resolved to the former independent auditors' satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a)
  Identification of Directors. The information under the caption "Election of Directors," appearing in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 23, 2001 which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, is incorporated herein by reference.

  (b)
  Identification of Executive Officers. The information under the caption "Executive Officers and Key Employees," appearing in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 23, 2001 which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, is incorporated herein by reference.

  (c)
  Compliance with Section 16(a) of the Exchange Act. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 23, 2001 which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

    The information under the caption "Executive Compensation and Other Information," appearing in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 23, 2001 which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the caption "Ownership of Securities," appearing in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 23, 2001 which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information under the heading "Certain Transactions," appearing in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 23, 2001 which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, is incorporated herein by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
1. Financial Statements

  The consolidated financial statements, and related notes thereto, of the Company, the Report of Independent Public Accountants and the Report of Independent Auditors listed in the accompanying Index to Consolidated Financial Statements on page 43 are filed as part of this Form 10-K.

  2.
  Financial Statement Schedules

  The following financial statement schedule of the Company is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Page
Report of Independent Public Accountants on Financial Statement Schedule	80
Report of Independent Auditors on Financial Statement Schedule	45
Schedule II—Valuation and Qualifying Accounts	81
  3.
  Exhibits

  The exhibits listed on the following index to exhibits are filed as part of, or hereby incorporated by reference into, this Form 10-K.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated October 25, 1999, by and between FP-WJ Acquisition Corp. and the Registrant***
3.1	Certificate of Incorporation of the Registrant**
3.2	By-Laws of the Registrant**
4.1	Specimen of Common Stock Certificate***
4.2	Shareholders' Agreement, dated as of January 31, 2000, by and among the Registrant, the Parties listed on the signature pages thereto and certain stockholders of the Registrant**
4.3	Investor's Rights Agreement, dated as of July 25, 2000 by and between the Registrant and Cisco Systems, Inc.**

4.4	Investor's Rights Agreement, dated as of July 25, 2000 by and between the Registrant and Investor International (Cayman) Limited**
4.5	Co-Sale/Redemption Rights Agreement, dated as of July 25, 2000, by and among Fox Paine and affiliates, Cisco Systems, Inc., and the Registrant**
4.6	Co-Sale/Redemption Rights Agreement, dated as of July 25, 2000, by and among Fox Paine and affiliates, Investor International (Cayman) Limited, and the Registrant**
10.1	Credit Agreement, dated as of January 31, 2000, by and among the Registrant and Canadian Imperial Bank of Commerce, BT Commercial Corporation, IBM Credit Corporation, CIBC World Markets Corp. and certain other lenders listed on the signature pages therto**
10.2	First Amendment, dated as of March 21, 2000, to the Credit Agreement listed as Exhibit 10.1**
10.3	Employment Agreement, dated as of January 31, 2000, by and between the Registrant and Malcolm J. Caraballo**
10.4	Employment Agreement, dated as of January 31, 2000, by and between the Registrant and Tomas R. Kritzer**
10.5	Employment Agreement, dated as of January 31, 2000, by and between the Registrant and Ralph E. Hoover, Jr.**
10.6	Employment Agreement, dated as of January 31, 2000, by and between the Registrant and Rainer N. Growitz**
10.7	Employment Agreement, dated as of June 26, 2000, by and between the Registrant and William T. Freeman**
10.8	WJ Communications, Inc. 2000 Stock Incentive Plan**
10.9	Lease (Phase I) dated March 24, 2000, by and between the Registrant and 401 River Oaks, LLC**
10.10	Lease (Phase II) dated March 24, 2000, by and between the Registrant and 401 River Oaks, LLC**
10.11	Lease and Agreement between the Registrant and Morrco Properties Company dated October 31, 1975*****
10.12	Assignment of Lease Agreement, dated as of December 30, 1997, by and between the Registrant and Taylor Woodrow Property Company, Inc.******
10.13	Agreement for Option to Amend Sublease, Amendment of Sublease and Joint Escrow Instructions, dated as of March 6, 2000, by and between the Registrant and 3333 Hillview Associates LLC**
10.14	First Amendment, dated as of March 15, 2000 to the Agreement for Option to Amend Sublease, Amendment of Sublease and Joint Escrow Instructions listed at Exhibit 10.13**
10.15	Second Amendment, dated as of March 22, 2000 to the Agreement for Option to Amend Sublease, Amendment of Sublease and Joint Escrow Instructions listed at Exhibit 10.13**
10.16	Third Amendment, dated as of March 29, 2000 to the Agreement for Option to Amend Sublease, Amendment of Sublease and Joint Escrow Instructions listed at Exhibit 10.13**

10.17	Management Agreement, dated as of January 31, 2000, by and between Registrant and Fox Paine & Company, LLC**
10.18	WJ Communications, Inc. 2000 Non-Employee Director Stock Compensation Plan*
16.1	Letter re. Change in Certifying Accountant from Deloitte & Touche LLP**
23.1	Consent of Arthur Andersen LLP, Independent Public Accountants
23.2	Consent of Deloitte & Touche LLP, Independent Auditors
24.1	Power of Attorney (see signature page)

*	Incorporated by reference to exhibit 99.2 to the Registration Statement on Form S-8 filed by the Registrant on December 21, 2000.
**	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S1 filed by the Registrant on August 16, 2000, Commission File No. 333-38518.
***	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form 8-A filed by the Registrant on August 14, 2000.
****	Incorporated by reference to an exhibit to the Registrant's Form 8-K filed on October 28, 1999, Commission File No. 1-5631.
*****	Incorporated by reference to exhibit 2(c) to the Registration Statement on Form 10K filed by the Registrant in 1977, Commission File No. 1-5631.
******	Incorporated by reference to exhibit 10-z to the Registration Statement on Form 10K filed by the Registrant in 1998, Commission File No. 1-5631.
(b)
Reports on Form 8K.

  The Company did not file any reports on Form 8-K during the fourth quarter of 2000.

(c)
The exhibits required to be filed by Item 601 of Regulation S-K are the same as Item 14(a)2 above.

(d)
See Item 14(a)2 above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 29th day of March 2001.

WJ COMMUNICATIONS, INC. (Registrant)
Date:	March 29, 2001	By:	/s/ MALCOLM J. CARABALLO Malcolm J. Caraballo President and Chief Executive Officer

POWER OF ATTORNEY

    We, the undersigned officers and directors of WJ Communications, Inc., do hereby constitute and appoint Malcolm J. Caraballo, and William T. Freeman, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MALCOLM J. CARABALLO Malcolm J. Caraballo	President, Chief Executive Officer (principal executive officer), Director	3/29/01
/s/ WILLIAM T. FREEMAN William T. Freeman	Chief Financial Officer (principal accounting officer)	3/29/01
/s/ DAVID R. PULVINO David R. Pulvino	Controller	3/29/01
/s/ W. DEXTER PAINE, III W. Dexter Paine, III	Chairman of the Board	3/29/01

/s/ SAUL A. FOX Saul A. Fox	Director	3/29/01
/s/ JASON B. HURWITZ Jason B. Hurwitz	Director	3/29/01
/s/ WRAY T. THORN Wray T. Thorn	Director	3/29/01
/s/ CHARLES E. ROBINSON Charles E. Robinson	Director	3/29/01
/s/ JAMES R. KRONER James R. Kroner	Director	3/29/01
/s/ J. THOMAS BENTLEY J. Thomas Bentley	Director	3/29/01
/s/ CHRISTOPHER B. PAISLEY Christopher B. Paisley	Director	3/29/01

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II

To WJ Communications, Inc.:

    We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of WJ Communications, Inc. as of December 31, 2000 and 1999 and for the two years then ended included in this annual report and have issued our report thereon dated January 25, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth herein in relation to the basic financial statements taken as a whole.

                      ARTHUR ANDERSEN LLP

San Jose, California
January 25, 2001

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(in thousands)
Year ended December 31, 2000
Deducted from asset accounts:
Allowance for doubtful accounts	$504	$1,232	$—	$—	$1,736
Reserve for excess and obsolete inventory	505	1,948	—	313	2,140

Total	$1,009	$3,180	$—	$313	$3,876

Year ended December 31, 1999
Deducted from asset accounts:
Allowance for doubtful accounts	$500	$8	$—	$4	$504
Reserve for excess and obsolete inventory	442	63	—	—	505

Total	$942	$71	$—	$4	$1,009

Year ended December 31, 1998
Deducted from asset accounts:
Allowance for doubtful accounts	$500	$—	$—	$—	$500
Reserve for excess and obsolete inventory	—	442	—	—	442

Total	$500	$442	$—	$—	$942

QuickLinks

PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF MANAGEMENT
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K