Form 10-Q
period 2001-04-01
WJ COMMUNICATIONS INC
filed 2001-05-14
CIK 105006

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 333-38518

WJ COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-1402710 (I.R.S. Employer Identification No.)
401 River Oaks Parkway, San Jose, California (Address of principal executive offices)	95134 (Zip Code)

(408) 577-6200
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of May 4, 2001 there were 55,470,855 shares outstanding of the registrant's common stock, $0.01 par value.

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

    This quarterly report on Form 10-Q, the Annual Report on Form 10-K, the annual report, press releases and certain information provided periodically in writing or orally by the Company's officers, directors or agents contain certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecasted in the forward-looking statements. In addition, the forward-looking events discussed in this quarterly report might not occur. These risks and uncertainties included, among others, those described in the section of this report entitled "Risk Factors that May Affect Future Results." Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission. We assume no obligation to update or revise the forward-looking statements or risks and uncertainties to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

WJ Communications, Inc.
QUARTERLY REPORT ON Form 10-Q
THREE MONTHS ENDED aPRIL 1, 2001

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 1, 2001	March 31, 2000
Sales
Fiber optics	$2,187	$6,370
Wireless	6,430	5,809
Semiconductor	7,407	4,872

Total sales	16,024	17,051
Cost of goods sold	20,793	10,075

Gross profit (loss)	(4,769)	6,976
Operating expenses:
Research and development	4,830	4,145
Selling and administrative	3,516	2,891
Amortization of deferred stock compensation (*)	186	—
Recapitalization merger and other	—	35,453

Total operating expenses	8,532	42,489

Loss from operations	(13,301)	(35,513)
Interest income	1,269	1,026
Interest expense	(106)	(872)
Other income (expense) — net	3	(519)
Gain on dispositions of real property	326	—

Loss from continuing operations before income taxes	(11,809)	(35,878)
Income tax benefit	(4,724)	(9,687)

Loss from continuing operations	(7,085)	(26,191)
Discontinued operations (Note 7):
Income from discontinued operations, net of income taxes of $91	—	212
Gain on disposition, net of income taxes of $17,931	—	26,897

Net income (loss)	$(7,085)	$918

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 1, 2001	March 31, 2000
Basic per share amounts:
Loss from continuing operations	$(0.13)	$(0.26)
Discontinued operations:
Income from operations, net of taxes	—	—
Gain on disposition, net of taxes	—	0.27

Net income (loss)	$(0.13)	$0.01

Basic average shares	55,298	99,600
Diluted per share amounts:
Loss from continuing operations	$(0.13)	$(0.26)
Discontinued operations:
Income from operations, net of taxes	—	—
Gain on disposition, net of taxes	—	0.27

Net income (loss)	$(0.13)	$0.01

Diluted average shares	55,298	99,600
(*) Amortization of deferred stock compensation excluded from the following expenses
Cost of goods sold	$10
Research and development	36
Selling and administrative	140

	$186

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2001	March 31, 2000
Net income (loss)	$(7,085)	$918
Other comprehensive income:
Unrealized holding losses on securities arising during period	(1)	(6)
Less: reclassification adjustment for losses included in net income	—	(209)

Net unrealized holding gains (losses) on securities	(1)	203

Comprehensive income (loss)	$(7,086)	$1,121

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 1, 2001	December 31, 2000
	(Unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$38,944	$48,970
Short-term investments	30,699	40,815
Receivables, net	10,276	22,549
Inventories, net	14,023	14,457
Deferred income taxes	6,185	5,314
Income taxes receivable	3,225	—
Other	3,884	4,042

Total current assets	107,236	136,147

PROPERTY, PLANT AND EQUIPMENT, net	31,381	29,260
OTHER ASSETS	2,814	2,091

	$141,431	$167,498

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,410	$18,424
Accrued liabilities	5,041	6,921
Income taxes	2,325	11,925

Total current liabilities	17,776	37,270

OTHER LONG-TERM OBLIGATIONS	10,952	10,840

STOCKHOLDERS' EQUITY:
Common stock	554	552
Additional paid-in capital	178,878	178,736
Retained deficit	(63,787)	(56,702)
Deferred stock compensation	(2,946)	(3,202)
Other comprehensive income (loss)	4	4

Total stockholders' equity	112,703	119,388

	$141,431	$167,498

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2001	March 31, 2000
OPERATING ACTIVITIES:
Net income (loss)	$(7,085)	$918
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Recapitalization merger costs	—	35,453
Depreciation and amortization	1,283	711
Amortization of deferred financing costs	5	—
Net gain on disposals of property, plant and equipment	(398)	(52)
Deferred income taxes	(1,499)	100
Amortization of deferred stock compensation	186	—
Provision for doubtful accounts	(159)	—
Provision for excess and obsolete inventory	6,567	(363)
Net results of discontinued operations and gain on disposal	—	(27,109)
Net changes in:
Receivables	12,432	(889)
Inventories	(6,133)	(3,199)
Income taxes receivable	(3,225)	—
Other assets	177	8,854
Accruals and payables	(19,482)	(5,379)

Net cash provided (used) by continuing operating activities	(17,331)	9,045
Net cash used by discontinued operations	—	(15,119)

Net cash used by operating activities	(17,331)	(6,074)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,393)	(1,562)
Purchase of short-term investments	(7,207)	—
Proceeds from sale of short-term investments	17,233	43,080
Proceeds from sale of discontinued operations	—	59,456
Proceeds on real property sales and asset retirements	500	132

Net cash provided by investing activities	7,133	101,106

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	40,000
Payments on long-term borrowings and financing costs	(43)	(79)
Net proceeds from issuances of common stock	215	55,090
Repurchase of common stock	—	(270,103)
Recapitalization merger costs	—	(35,453)

Net cash provided (used) by financing activities	172	(210,545)

Net decrease in cash and equivalents	(10,026)	(115,513)
Cash and equivalents at beginning of year	48,970	131,065

Cash and equivalents at end of year	$38,944	$15,552

Other cash flow information:
Income taxes paid	$9,600	$(40)
Interest paid	134	309

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month periods ended April 1, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of WJ Communications, Inc. (the "Company") for the fiscal year ended December 31, 2000, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001.

    The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. ORGANIZATION AND OPERATIONS OF THE COMPANY

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

    On October 25, 1999, an affiliate of Fox Paine agreed to enter into a recapitalization merger transaction with the Company. The recapitalization merger transaction was the culmination of a strategy implemented by the predecessor Board of Directors in February 1999 to seek to maximize shareholder value by pursuing the sale of the Company in its entirety or as separate business groups. The predecessor Board decided to divest the microwave products group in 1997, the semiconductor products group in 1999 and the telecommunications group in early 2000, in some cases along with associated real estate assets. The Company replaced the majority of its senior management and its entire Board of Directors upon the closing of the recapitalization merger on January 31, 2000. Since the recapitalization merger, the Company has been focused exclusively on providing product solutions that enable and facilitate the development of fiber optic, broadband cable and wireless network infrastructure. In April 2000, the Company changed its name from Watkins-Johnson Company to WJ Communications, Inc. to highlight its focus on the commercial broadband communications markets. The Company reincorporated in Delaware and effected a 3-for-2 stock split on August 15, 2000. The Company completed its initial public offering ("IPO") on August 18, 2000. Net proceeds from the IPO were approximately $88.4 million after deducting underwriters discounts and commissions and expenses.

    In the recapitalization merger, FP-WJ Acquisition Corp., a newly-formed corporation wholly-owned by Fox Paine, merged into the Company. All of our pre-recapitalization shareholders except, with respect to a portion of its shares, a family trust of which Dean A. Watkins is a co-trustee and beneficiary, became entitled to receive cash in exchange for their shares of the pre-recapitalization common stock. Dr. Watkins is the Company's co-founder and was the Chairman of its Board of Directors at the time of the recapitalization merger. As a result of the rollover of a portion of the interest in the Company's equity held by Dr. Watkins' trust pursuant to an agreement entered into with the trust at the time the Company entered into the merger agreement, the Company was able to account for the merger as a recapitalization for financial accounting purposes. In addition, the rollover provided the trust with a tax benefit, in that the rollover shares were not retired for cash or otherwise.

    The Company's statement of operations includes the costs of the recapitalization merger as an expense. In addition, as a result of the continuing significant ownership interest of the pre-recapitalization stockholders, no adjustments have been made to the historical carrying amounts of our assets and liabilities as a result of the recapitalization merger. Furthermore, the premium paid in cash to stockholders in excess of that historical cost is shown as a reduction of stockholders' equity.

3. SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION—The condensed consolidated financial statements include those of the Company and its subsidiaries after elimination of all intercompany balances and transactions. The Company disposed of its Telecommunications segment in January 2000. The condensed consolidated financial statements reflect such dispositions and results of operations of these businesses as discontinued operations. For additional information on discontinued operations, see Note 7.

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

    INVENTORIES—Inventories are stated at the lower of cost, using average-cost basis, or market. Cost of inventory items is based on purchase and production cost. Provisions, when required, are made to reduce excess inventories to their estimated net realizable values. It is possible that estimates of net realizable values can change in the near term. During the first quarter of 2001, the Company recorded a $6.6 million provision for excess and obsolete inventory largely related to inventory ordered to build base station products for the Company's largest mobile wireless customer. Inventory levels of this product were purchased based on this customer's forecasted demand which has since been dramatically revised downward. In addition, given the overall slowdown in market demand, the Company made provisions for other product lines where customer forecasts have significantly declined. Inventories, net of reserves for excess and obsolete amounts and loss contracts, at April 1, 2001 and December 31, 2000 consisted of the following (in thousands):

	April 1, 2001	December 31, 2000
Finished goods	$2,592	$1,367
Work in progress	2,642	4,413
Raw materials and parts	8,789	8,677
	$14,023	$14,457

    REVENUE RECOGNITION—Revenues from product sales are recognized when all of the following conditions are met: the product has been shipped, the Company has the right to invoice the customer at a fixed price, the collection of the receivable is probable and there are no significant obligations remaining. Generally, title passes upon shipment of the Company's products. Beginning in March 2000, the Company's contract with a significant customer converted to a consignment arrangement under which title to certain of the Company's products does not pass until this significant customer utilizes the Company's products in its production processes. A second significant customer converted its purchases of certain products to a similar consignment arrangement in October, 2000. As a consequence, revenue is recognized on these contracts only when these customers notify the Company of product consumption. In addition to the Company's own sales efforts, the Company uses distributors to sell semiconductor products. Revenues from distributors are recognized upon shipment based on the following factors: the sales price is fixed and determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributors have separate economic substance, the Company has no obligation with respect to the resale of the distributors' inventory, and the Company believes it can reasonably estimate the potential returns from its distributors based on their history and its visibility in the distributors' success with its products and into the market place in general.

    Any anticipated losses on contracts are charged to earnings when identified. The Company provides a warranty on standard products and components and products developed for specific customers or program applications. Such warranty generally ranges from 12 to 24 months. The Company estimates the cost of warranty based on its historical field return rates.

    The Company depends on a small number of customers for a majority of our sales. During the three months ended April 1, 2001, we had four customers, Nortel Networks, Lucent Technologies, Richardson Electronics and Marconi, each account for more than 10% of our sales. Together, these four customers comprised approximately 61% of our sales in the first quarter of 2001. For the year ended December 31, 2000, approximately 69% of our sales were to Nortel Networks and Lucent Technologies, which were our only customers that accounted for more than 10% of our sales for that period.

    INCOME TAXES—The condensed consolidated financial statements include provisions for deferred income taxes using the liability method for transactions that are reported in one period for financial accounting purposes and in another period for income tax purposes. Deferred tax assets are recognized when management believes realization of future tax benefits of temporary differences is more likely than not. In estimating future tax consequences, generally all expected future events are considered other than enactment of changes in the tax law or rates.

    PER SHARE INFORMATION—Basic earnings per share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised or converted into common stock, however, such adjustments are excluded when they are considered anti-dilutive.

    FISCAL YEAR—The Company's fiscal year ends on December 31st of each year. The three months ended April 1, 2001 and March 31, 2000 each included 13 weeks.

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

4. EARNINGS PER SHARE CALCULATION

    Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods.

    Earnings per share calculation for continuing operations are as follows (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2001	March 31, 2000
Loss from continuing operations	$(7,085)	$(26,191)

Denominator for basic per share:
Weighted average shares outstanding	55,298	99,600
Denominator for diluted per share:
Weighted average shares outstanding	55,298	99,600
Effect of dilutive stock options	—	—

Diluted average common shares	55,298	99,600

Basic net loss per share from continuing operations	$(0.13)	$(0.26)
Diluted net loss per share from continuing operations	$(0.13)	$(0.26)

    For the three months ended April 1, 2001, the incremental shares from the assumed exercise of 7,548,308 stock options were not included in computing the dilutive per share amounts because continuing operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive. For the three months ended March 31, 2000, the stock options granted had an exercise price equal to the fair market value during that time period and thus do not have an effect on dilution.

5. LITIGATION

    Four purported shareholder class action lawsuits were filed against the Company and its directors. These lawsuits alleged essentially the same grounds for relief, namely that the individual defendants breached their fiduciary duty to the Company's shareowners in connection with the recapitalization merger, which was completed on January 31, 2000 as discussed in Note 2. On January 14, 2000, all parties to the class action executed a memorandum of understanding to settle the lawsuits. An estimated settlement payment and related legal fees, of approximately $500,000 has been accrued and included in the December 31, 1999 results of operations. Final settlement was reached with no admission of liability and approved by the court during the Company's fourth quarter of 2000. The Company paid the previously accrued settlement in the first quarter of 2001 as full and final payment of the court approved settlement agreement.

    In addition to the above matters, the Company is involved in various legal actions which arose in the ordinary course of its business activities. Management believes the final resolution of these matters should not have a material impact on its results of operations, cash flows, or financial position.

6. DEFERRED STOCK COMPENSATION

    In conjunction with the issuance of certain stock options in 2000, 14,277,795 options were granted at an average exercise price of $1.37 per share which was equal to the weighted average fair value of $1.37 per share at the date of grant. This fair value was determined by using the same fair value used in the recapitalization merger transaction which was completed in January, 2000. Additionally, the Company granted 791,000 options where the weighted average exercise price of $5.31 per share was less than the deemed weighted average fair value of $10.08 per share. In addition, the Company sold 81,000 shares of common stock where the weighted average sales price of $3.82 per common share was less than the deemed weighted average fair value of $9.51 per share. The Company has recorded deferred stock compensation in the aggregate amount of $4,174,000, net of forfeitures, representing the differential between the deemed fair value of the Company's common stock and the exercise price at the date of grant for options or date of sale for stock purchases. The Company is amortizing this amount using the straight line method over the vesting period of the options granted. The Company recorded $186,000 of deferred stock compensation expense for the three months ended April 1, 2001 in the accompanying financial statements. Subsequent to the IPO, the fair market value of the stock for purposes of issuing common stock options is based upon the market price of the Company's stock on the date of grant. The Company has granted 148,400 options at a weighted average fair value of $13.82 per share subsequent to the IPO. The Plans provide that options granted under the Plans will have a term of no more than 10 years. Options granted under the Plans have vesting periods ranging from immediate to 9 years. The provisions of the Plans provide that under certain circumstances, such as a change in control, the achievement of certain performance objectives, or certain liquidity events, the outstanding option may be subject to accelerated vesting.

7. DISCONTINUED OPERATIONS

    On January 14, 2000, the Company completed the sale of substantially all of the Telecommunications segment's assets to a unit of Marconi North America, Inc., a subsidiary of the General Electric Company p.l.c. of the United Kingdom. Net proceeds from the sale of approximately $57.8 million and an estimated pre-tax gain of approximately $43.2 million are included in the Company's financial results in the first quarter of 2000. All significant amounts related to discontinued operations have been settled as of December 31, 2000.

8. DEBT

    In December of 2000, the Company entered into a $25.0 million revolving credit facility ("Revolving Facility") with a bank. The Revolving Facility matures on December 31, 2003 and contains a $15.0 million sub-limit to support letters of credit. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at the Company's option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires that the Company maintain certain financial ratios and contains limitations on, among other things, the Company's ability to incur indebtedness, pay dividends and make acquisitions without the bank's permission. The Company was in compliance with these covenants as of April 1, 2001. The Revolving Facility is secured by substantially all of the Company's assets. As of April 1, 2001, there were no outstanding borrowings under the Revolving Facility.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

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

    The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes and other disclosures included elsewhere in this Form 10-Q and our annual report filed on Form 10-K. Except for historic actual results reported, the following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. See "Special Notice Regarding Forward-looking Statements" above and "Risk Factors That May Affect Future Results" below for a discussion of certain factors that could cause future actual results to differ from those described in the following discussion.

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

    Since we began our operations in the broadband commercial communications market, we have benefited from the significant increases in spending on capital equipment by communications service providers. Recently, several of our major customers have significantly delayed purchases of and reduced their demand for our fiber optic and wireless products. The primary reason for these delays and reductions in their recent and forecasted demand is an overall slowdown in capital spending by communication service providers. We believe that this slow down relates to two primary causes. First, our customers have indicated that there has been a significant build up of their inventory as well as a significant build up of uninstalled equipment at communication service providers. We believe that numerous service providers have reduced their capital expenditures until they have installed their excess inventory of equipment, which they have already purchased, and begin generating revenue from this uninstalled equipment. In addition, based on the slow down in capital expenditures, our customers are attempting to reduce their inventory levels. Secondly, we believe that numerous early stage communication service providers, who have previously been able to access the capital markets, are having difficulties in finding new sources of capital and in certain instances these companies have filed for bankruptcy. In addition, several of the more established service providers financed the build out of their networks with debt. More recently, some of these service providers have shifted their focus to debt reduction. As a result, we believe that these companies have had to greatly reduce their capital expenditures.

    On a long term basis, we believe that the demand for broadband communications equipment and our products will increase. Over the first nine months of this year, we are planning on introducing over twenty new products. These new products will further position us to benefit from the roll-out of four major technologies: fixed broadband wireless for the access market, OC-192 and OC-768 for both the metro and long haul fiber optics markets, and 2.5G and 3G wireless in both Europe and the U.S. During the first quarter of 2001, we introduced several new fiber products including OC-192 modulator drivers and clock amplifiers which began undergoing trial with several potential customers. We have recently received three orders for these products from two customers totaling over $5 million. We will begin shipping product against these orders during the second quarter of 2001. While these new orders are encouraging, there is no assurance that our overall revenues will improve during the second quarter of 2001 or over the remainder of 2001.

    Our manufacturing operations are highly automated which has required us to make significant investments in equipment and fixed overhead. As a result, the volume of product we produce and sell has a significant impact on our gross profit margins. Until demand increases, the slow down in spending on broadband communications equipment will negatively impact our gross margins. In addition, we typically generate lower gross margins on new product introductions. Over time, we typically become more efficient through learning and increased volumes as well as through introducing lower cost elements to the product designs. We expect our new product introductions to be a higher percentage of our sales mix, which will have a temporary negative impact on our gross margins. During the first quarter of 2001, we initiated a cost reduction program designed to more closely align our production costs with our customers' current forecasted demand. As part of this effort, we initiated a reduction in our workforce of approximately 20% and our senior management is foregoing salary increases in 2001. During the first quarter of 2001, we incurred severance related costs of approximately $200,000 and will incur additional severance related costs ranging from $200,000 to $700,000 in the second quarter of 2001. In addition to our efforts to reduce personnel costs, we are currently in the process of attempting to sublease excess office space. While our efforts are expected to reduce our expense levels, we have a significant amount of fixed manufacturing cost that these efforts will not impact.

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

    We depend on a small number of customers for a majority of our sales. During the three months ended April 1, 2001, we had four customers, Nortel Networks, Lucent Technologies, Richardson Electronics and Marconi, each account for more than 10% of our sales. Together, these four customers comprised approximately 61% of our sales in the first quarter of 2001. For the year ended December 31, 2000, approximately 69% of our sales were to Nortel Networks and Lucent Technologies, which were our only customers that accounted for more than 10% of our sales for that period. We have diversified our customer base over the last few years and we have expanded our product offering from wireless mobile infrastructure products to include fiber optic, broadband cable and fixed wireless access products and intend to further diversify our customer base and product offering in the future. However, we anticipate that we will continue to sell a majority of our products to a relatively small group of customers. In addition, most of our sales result from purchase orders or contracts that can be cancelled on short-term notice. Delays in manufacturing or supply procurement or other factors, including general market slow downs, have and could potentially cause cancellation, reduction or delay in orders by or in shipments to a significant customer. During our fourth quarter of 2000 we began to experience a sequential reduction in demand for our wireless base station and OC-192 fiber optic products which has continued into the first quarter of 2001 and, in some cases, has continued into the second quarter. In addition, during the fourth quarter of 2000 and the first quarter of 2001, our two largest customers in 2000, Lucent and Nortel, issued press releases discussing a recent slow down in telecom spending which has resulted in reduced demand for their products and major reductions in their work forces. Our orders from these major customers have fallen significantly in the first quarter of 2001. We expect this slow down in telecom spending to continue in the near term as these two customers have significantly reduced their forecasts for the purchase of our products. The greater the slowdown in demand becomes the more significant the potential negative impact on our sales, earnings, inventory valuations and cash flow.

    Revenues from product sales are recognized when all of the following conditions are met: the product has been shipped, we have the right to invoice the customer at a fixed price, the collection of the receivable is probable and there are no significant obligations remaining. Generally, title passes upon shipment of our products. Beginning in March 2000, our contract with Lucent converted to a consignment arrangement under which title to certain of our products does not pass until Lucent utilizes these products in its production processes. As a consequence, we recognize revenue on this contract only when Lucent notifies us of product consumption. Nortel converted its purchases of certain products to a similar consignment arrangement in October, 2000. As a consequence, we recognize revenue on these contracts only when they notify us of product consumption. In addition to our internal sales efforts, we use distributors to sell semiconductor products. Revenues from distributors are recognized upon shipment based on the following factors: our sales price is fixed and determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributors have separate economic substance, we have no obligation with respect to the resale of the distributors' inventory, and we believe we can reasonably estimate the potential returns from our distributors based on their history and our visibility in the distributors' success with its products and into the market place in general. We provide a warranty on standard products and components and products developed for specific customer or program applications. Such warranty generally ranges from 12 to 24 months. We estimate the warranty cost based on our historical field return rates. We include warranty expense related to these products in cost of goods sold.

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

Operating Expenses

    Our operating expenses are classified into two general categories: research and development, and selling and administrative. We classify all charges to these two categories based on the nature of the expenditures. Although each of these two categories includes expenses that are unique to the category type, there are commonly recurring expenditures that are typically included in these categories, such as wages, fringe benefit costs, depreciation and allocated overhead.

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

CURRENT OPERATIONS

Three Months Ended April 1, 2001 Compared to Three Months Ended March 31, 2000

    Sales—Sales for the three months ended April 1, 2001 were $16.0 million, a decrease of $1.0 million or 6% from sales of $17.1 million in the three months ended March 31, 2000. This decline in sales resulted primarily from a decrease in our fiber optic sales of OC-192 oscillators to Nortel for use in their long haul fiber optic system. Fiber optic sales decreased 66% to $2.2 million as our first quarter 2001 sales were impacted by Nortel's reduction of its work in process inventory and the overall weakness in the long haul fiber optic market. Fiber optic sales represented 14% of total sales for the quarter. Wireless product sales during the first quarter of 2001 totaled $6.4 million, representing 40% of total sales for the quarter and an increase of 11% over the first quarter of 2000. Decline in demand for TDMA products from Lucent was offset by increased sales of fixed wireless products to Marconi and Cisco's fixed wireless customers. Semiconductor sales during the three months ended April 1, 2001 totaled $7.4 million, representing 46% of total sales for the quarter and an increase of 52% over the three months ended March 31, 2000. Increased sales in this product category are attributable to continued demand for our highly linear GaAs semiconductors as well as demand for our thin-film products, which are beginning to make a contribution to sales.

    Cost of Goods Sold—Cost of goods sold increased 106% to $20.8 million in the three months ended April 1, 2001 from $10.1 million in the three months ended March 31, 2000. As a percentage of sales, our cost of goods sold increased to 130% of sales in the first quarter of 2001 from 59% in the first quarter of 2000. Both the increase in our cost of goods sold in terms of dollars and as a percentage of sales relates to a $6.6 million provision for excess and obsolete inventory, significant unabsorbed overhead, and high variable cost on new fixed wireless products which are being transitioned into manufacturing. The $6.6 million provision for excess and obsolete inventory largely related to raw material inventory ordered to build base station products for our largest mobile wireless customer. Inventory levels of this product were purchased based on this customer's forecasted demand which has since been dramatically revised downward. In addition, given the overall slowdown in market demand, we made provisions for other product lines where customer forecasts have significantly declined. We are in the process of working with customers and vendors to reduce inventory levels and purchase commitments based upon current demand forecasts. The significant amount of unabsorbed overhead costs relates to the increased manufacturing infrastructure we put in place to support our customers' demand in the second half of 2000. This increased infrastructure includes, among other things, a new manufacturing facility, a larger manufacturing support staff and investments in machinery and equipment. With respect to our new fixed wireless products, we typically experience higher cost of goods sold as a percentage of the selling price during the early stages of a new product life cycle. Over time, we typically become more efficient through learning and increased volumes, as well as through introducing lower cost elements in the product design. Given the current economic slowdown, the added capacity from our new manufacturing facility and equipment may not be fully utilized and the ongoing costs thereof will still be incurred until such time as the market slowdown ends.

    Research and Development—Research and development expense increased 17% in the first quarter of 2001 to $4.8 million from $4.1 million in the first quarter of 2000. The increase in research and development was primarily attributed to increased spending on development of wireless broadband access, new semiconductor and new fiber optic products. As a percentage of sales, research and development expenses increased to 30% of sales in the three months ended April 1, 2001 from 24% of sales in the three months ended March 31, 2000. The increase in research and development expense as a percentage of sales relates to our decline in sales. Product research and development is essential to our future success and we expect to continue to make investments in new product development and engineering talent.

    Selling and Administrative—Selling and administrative expenses increased 22% to $3.5 million during the three months ended April 1, 2001 from $2.9 million in the three months ended March 31, 2000. The increase is primarily related to higher advertising and promotion expenses as well as rent expense associated with our new facility including excess office space.

    Amortization of deferred stock compensation—Amortization of deferred stock compensation expense in the first quarter of 2001 includes approximately $186,000 related to the issuance of stock options during 2000 at prices deemed below fair market value. There were no such costs incurred during the first quarter of 2000.

    Recapitalization Merger and Other—We incurred recapitalization merger and other expense of $35.5 million in the three months ended March 31, 2000 related to our recapitalization merger. These expenses include: $16.8 million of compensation expense related to payments to former option holders; $9.8 million of compensation expense related to bonus, retention, and severance amounts for certain employees; $4.7 million of legal, consulting and accounting fees; and $4.2 million of financial services and other expenses related to the recapitalization merger transaction.

    Interest Income—Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. Interest income increased 24% to $1.3 million in the first quarter of 2001 from $1.0 million in the first quarter of 2000. This increase primarily resulted from increased average amounts of funds available for investment. To the extent we continue to utilize our cash in the operation of our business, interest income is expected to decrease going forward. Also, our interest income will be impacted by changes in market interest rates.

    Interest Expense—Interest expense decreased to $106,000 in the three months ended April 1, 2001 from $872,000 in the three months ended March 31, 2000. Interest expense during the first quarter of 2001 relates to fees associated with our revolving credit facility and outstanding letters of credit. The expense incurred during the first quarter of 2000 resulted primarily from interest expense related to our credit facility with CIBC World Markets Corp. which we entered into as part of the recapitalization merger and repaid with a portion of the net proceeds from our initial public offering.

    Other Income (Expense)-Net—Other income (expense)-net, increased by $522,000 from other expense of $519,000 in the first quarter of 2000 to other income of $3,000 in the first quarter of 2001. The other expense incurred during the first quarter of 2000 is primarily related to losses realized when we liquidated short-term investments to fund in part the recapitalization merger.

    Gain on Dispositions of Real Property—During the three months ended April 1, 2001 we recorded a gain on disposition of real property related to the release of $500,000 of escrow funds related to our sale of leasehold interests in our Palo Alto site during the fourth quarter of 2000. This gain was partially offset by $174,000 of residual expenses from the sale of the property.

    Income Tax Benefit—Our effective tax rate in the first quarter of 2001 is (40%) as compared to (27%) in the first quarter of 2000. Our effective tax benefit rate for the first quarter of 2001 approximates our combined federal and state effective tax rates. The effective tax rate for the first quarter of 2000 reflects the impact of certain nondeductible expenses related to our recapitalization merger.

LIQUIDITY AND CAPITAL RESOURCES

    On April 1, 2001, cash and equivalents and short-term investments totaled $69.6 million, a decrease of $20.2 million from the year-end balance of $89.8 million. The net decrease was primarily attributable to a $9.6 million payment of income taxes, approximately $9.9 million decrease in accounts payable and accrued expenses and $3.4 million of capital expenditures partially offset by a $12.4 million decrease in receivables.

    In December of 2000, we entered into a $25.0 million revolving credit facility ("Revolving Facility") with a bank. The Revolving Facility matures on December 31, 2003 and contains a $15.0 million sub-limit to support letters of credit. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires that we maintain certain financial ratios and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank's permission. We were in compliance with the covenants as of April 1, 2001. The Revolving Facility is secured by substantially all of our assets. As of April 1, 2001, there were no outstanding borrowings under the Revolving Facility.

    Net Cash Provided (Used) by Continuing Operating Activities—Net cash provided (used) by continuing operations was ($17.3) million in the three months ended April 1, 2001 and $9.0 million in the three months ended March 31, 2000. Net income (loss) in the first quarter of 2001 and 2000 was comprised of ($7.1) million and ($26.2) million from continuing operations, respectively, and $27.1 million from discontinued operations during the first quarter of 2000. Significant items impacting the difference between loss from continuing operations and cash flows from continuing operations in the three months ended April 1, 2001 were $16.2 million used by working capital and a $6.6 million increase in our reserve for excess and obsolete inventory. The $16.2 million used in working capital relates to a $19.5 million decrease in accruals and payables, a $6.1 million increase in inventories and the recognition of a $3.2 million income tax refund receivable which were partially offset by a $12.4 million decrease in receivables. The $19.5 million decrease in accruals and payables was primarily related to a $9.6 million income tax payment generated primarily from the approximately $30.1 million pre-tax gain from the sale of our remaining Palo Alto leasehold interest during our fourth quarter of 2000. Significant items impacting the difference between loss from continuing operations and cash flows from continuing operations in three months ended March 31, 2000 were $613,000 used by working capital and $35.5 million of recapitalization merger cost.

    Net Cash Provided By Investing Activities—Net cash provided by investing activities was $7.1 million and $101.1 million in the first quarter of 2001 and the first quarter of 2000, respectively. In the three months ended April 1, 2001, we realized $17.2 million in proceeds from the sale of short-term investments which was partially offset by $3.4 million capital expenditures and $7.2 million of purchases of short-term investments. In the three months ended March 31 2000, our investing activities provided cash of $43.1 million from the sale of short-term investments, and $59.5 million from the sale of our Telecommunications segment and proceeds related to the release of escrow from our previous discontinued operations which was reduced by $1.6 million from the purchase of property plant and equipment. During 2001 we now expect to invest approximately $10.0 to 14.0 million in capital expenditures which we expect to fund from cash, cash equivalents and short-term investments.

    Net Cash Provided (Used) by Financing Activities—Net cash provided (used) by financing activities totaled $172,000 in the three months ended April 1, 2001 and ($210.5) million in the three months ended March 31, 2000. In the first quarter of 2001, our net proceeds of $215,000 from the issuance of common stock subject to stock options was partially offset by $43,000 financing costs associated with our revolving credit facility. In the first quarter of 2000, our net cash used in financing activities primarily related to our recapitalization merger where we repurchased $270.1 million of common stock and incurred $35.5 million in recapitalization merger cost which was partially offset by the proceeds from the issuance of common stock of $55.1 million and $40.0 million borrowed from a credit facility to partially fund our recapitalization merger.

    We believe that our cash, cash equivalents and short term investments together with our expected cash flows from operations and available borrowings under our line of credit will be sufficient to meet our liquidity and capital spending requirements at least for the next twelve months.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

    The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes.

    Cash Equivalents and Investments—Cash and equivalents consist of money market funds and commercial paper acquired with remaining maturity periods of 90 days or less and are stated at cost plus accrued interest which approximates market value. Short-term investments consist primarily of high-grade debt securities (A rating or better) with maturity greater than 90 days from the date of acquisition and are classified as available-for-sale. Short-term investments classified as available-for-sale are reported at fair market value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax, until realized. These available-for-sale securities are subject to interest rate risk and will rise or fall in value if market interest rates change. They are also subject to short-term market risk. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

    The following table provides information about our investment portfolio and constitutes a "forward-looking statement." For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Expected Maturity Dates	Expected Maturity Amounts (in thousands)	Weighted Average Interest Rate
Cash equivalents:
2001	$38,331	5.28%
Short-term investments:
2001	30,699	5.98%

Fair value at April 1, 2001	$69,030

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

    You should carefully consider the risks described below and all other information contained in this report and in our other filings with the SEC, including but not limited to information under the heading "Risk Factors That May Affect Future Results" in our Form 10-K in evaluating us and our business before making an investment decision. If any of the following risks, or other risks and uncertainties that we have not yet identified or that we currently think are immaterial, actually occur and are material, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline and you may lose part or all of your investment.

Several customers account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a loss of sales.

    We depend on a small number of customers for a majority of our sales. During the three months ended April 1, 2001, we had four customers, Nortel Networks, Lucent Technologies, Richardson Electronics and Marconi, each account for more than 10% of our sales. Together, these four customers comprised approximately 61% of our sales in the first quarter of 2001. During the year ended December 31, 2000, approximately 69% of our sales were attributable to Nortel Networks and Lucent Technologies. In addition, most of our sales result from purchase orders or from contracts that can be cancelled on short-term notice. We anticipate that we will continue to sell a majority of our products to a relatively small group of customers. The loss of or a reduction in orders from a significant customer for any reason could cause our sales to decrease.

    During our fourth quarter of 2000 we began to experience a sequential reduction in demand for our wireless base station and OC-192 optical products. In addition, during the fourth quarter of 2000 and the first quarter of 2001, our two largest customers during 2000, Lucent and Nortel issued press releases discussing a recent slow down in telecom spending which has resulted in reduced demand for their products and major reductions in their work forces. The orders by these major customers have fallen significantly in the first quarter of 2001. We expect this slow down in telecom spending to continue in the near term as these two customers have significantly reduced their forecasts for the purchase of our products. The greater the slowdown in demand becomes the more significant the potential negative impact on our sales, earnings, inventory valuation and cash flow.

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

  •
  increased in-house production by our customers;

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

An increasing percentage of our sales are being generated by the sale of fixed wireless products which is an emerging market.

    We have had significant growth in our sales of fixed wireless products, which represented 16% of our sales in the first quarter of 2001 versus 3% of sales in the year 2000. Fixed wireless networks are an emerging market and in many cases, the business model of the service providers is unproven as the networks are just beginning to be deployed. In addition, a portion of the equipment we are selling is going into trial networks and the service providers have not yet decided on the actual type of equipment they will deploy. In other cases, we sell to small service providers with limited financial resources. Due to all of these factors, there are significant risks associated with our ability to continue to achieve fixed wireless sales and in our ability to continue to grow fixed wireless sales. In addition, we must purchase inventory to support our forecasted sales and provide 30 to 60 day account receivable terms to our customers. As a result, there is risk that we will not be able to sell the inventory purchased or collect on all of the outstanding receivables, the write-off of which would reduce our profitability.

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

    The companies in our target markets, communications equipment companies and service providers, face an extremely competitive environment. Most of the fiber optic and wireless products we design and sell are customized to work with specific customers' systems. If the companies with whom we establish business relations are not successful in building their systems, promoting their products, including new revenue-generating services, receiving requisite approvals and accomplishing the many other requirements for the success of their businesses, our growth will be limited. Furthermore, our customers may have difficulty obtaining parts from other suppliers causing these customers to cancel or delay orders for our products. Moreover, our customers' success is affected by a number of factors, many of which are out of our control, including:

  •
  product life cycles and new product introductions, success of their products;

  •
  manufacturing strategy and changes in inventory levels;

  •
  their accessibility to financing;

  •
  regulatory approvals;

  •
  competitive conditions; and

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

    We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. Lead times for components and materials that we order vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. For substantial increases in production levels, some suppliers may need six months or more lead time. As a result, we may be required to make financial commitments in the form of purchase commitments. We lack visibility into the finished goods inventories of our customers and the end-users. This lack of visibility impacts our ability to accurately forecast our requirements. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. An additional risk for potential excess inventory results from our volume purchase commitments with certain material suppliers, which can only be reduced in certain circumstances. Additionally, if we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our sales and profitability.

We depend on single or limited source suppliers for some of the key components and materials in our products, which makes us susceptible to supply shortages or price fluctuations that could adversely affect our operating results.

    We typically purchase our components and materials through purchase orders, and we have no guaranteed supply arrangements with any of our suppliers. We currently purchase several key components and materials used in the manufacture of our products from single or limited source suppliers. One of our sole source suppliers is Coors Ceramics, which supplies a substantial portion of the raw material used to manufacture our thin-film products and there exists very limited alternative sources for this material. Coors Ceramics is our most significant sole source supplier. We also depend on limited or sole source suppliers for substrates, gallium arsenide wafers, packaging, electronic components and antennas. Recently, we faced difficulties obtaining electronic components that are used in the manufacture of some of our products as a result of a global shortfall of availability of these components. These difficulties resulted in delays in the fulfillment of a number of customer orders. We may fail to obtain required components in a timely manner in the future. We may also experience difficulty identifying alternative sources of supply for the components used in our products. We would experience delays if we were required to test and evaluate products of potential alternative suppliers. Furthermore, financial or other difficulties faced by our suppliers or significant changes in demand for the components or materials they supply to us could limit the availability of those components or materials to us. In addition, the majority of our semiconductor products are packaged in The Philippines and Hong Kong. Political and economic instability and changes in governmental regulations in these areas as well as the United States could affect the ability of our overseas vendors to package our products. Any interruption or delay in the supply of our required components, materials or services, or our inability to obtain these components, materials or services from alternate sources at acceptable prices and within a reasonable amount of time, could impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

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

Future sales of our common stock could depress its market price.

    Sales of substantial amounts of common stock by our officers, directors and other stockholders in the public, or the awareness that a large number of shares is available for sale, could adversely affect the market price of our common stock. In addition to the adverse effect a price decline would have on holders of our common stock, that decline would impede our ability to raise capital through the issuance of additional shares of common stock or other equity or convertible debt securities.

We have also identified the following additional risks which are described in detail in our Form 10-K for the year ended December 31, 2000:

i.
If the Internet does not continue to expand and broadband communications technologies are not deployed to satisfy the increased bandwidth requirements as we anticipate, sales of our products may decline.

ii.
We face intense competition, and, if we do not compete effectively in our markets, we will lose sales and have lower margins.

iii.
We expect to expand our operations significantly and our failure to manage our expansion could lead to customer dissatisfaction, cost inefficiencies and lost sales opportunities.

iv.
Claims that we are infringing third-party intellectual property rights may result in costly litigation.

v.
The variability of our manufacturing yields may affect our gross margins.

vi.
Changes in the regulatory environment of the communications industry may reduce the demand for our products.

vii.
Our future profitability could suffer from known or unknown liabilities that we retained when we sold parts of our company.

viii.
If we fail to comply with environmental regulations we could be subject to substantial fines.

ix.
If RF emissions pose a health risk, the demand for our products may decline.

x.
Our manufacturing facilities are concentrated in an area susceptible to earthquakes.

xi.
Our stock price is highly volatile.

xii.
Our business experiences seasonality.

xiii.
We may need to raise additional capital in the future through the issuance of additional equity or convertible debt securities or by borrowing money, and additional funds may not be available on terms acceptable to us.

xiv.
Our business operations may be effected by the recent California utility outages.

xv.
Our controlling stockholder has the ability to take action that may adversely affect our business, our stock price and our ability to raise capital.

xvi.
There are inherent risks associated with sales to our foreign customers.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

    In 1999, four shareholder class action lawsuits were filed against us and our former directors in the California Superior Court for the County of Santa Clara: Rosenzweig v. Watkins-Johnson Company, et al., Case No. CV885528; Soshtain v. Watkins-Johnson Co., et al., Case No. CV785560; Leong v. Watkins-Johnson Co., et al., Case No. CV785683; Fong v. Watkins-Johnson Co., et al., Case No. CV785683. These lawsuits alleged essentially the same grounds for relief, namely that the individual defendants breached their fiduciary duty to our company's shareowners in connection with the recapitalization merger, which was completed on January 31, 2000 as discussed in Note 2 to our financial statements. On January 14, 2000, all parties to the class action executed a memorandum of understanding to settle the lawsuits. An estimated settlement payment and related legal fees, of approximately $500,000 has been accrued and included in the December 31, 1999 results of operations. Final settlement was reached with no admission of liability and approved by the court during our fourth quarter of 2000. We paid the previously accrued settlement in the first quarter of 2001 as full and final payment of the court approved settlement agreement.

    We currently are involved in litigation and regulatory proceedings incidental to the conduct of our business and expect that we will be involved in other litigation and regulatory proceedings from time to time. We believe that the outcome of such pending matters will not materially affect our business or financial condition.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On February 13, 2001, the Board of Directors adopted, subject to stockholder approval at the Company's Annual Meeting of Stockholders to be held on May 23, 2001, the Company's 2001 Employee Stock Purchase Plan to be effective as of May 1, 2001. Up to 1,500,000 shares of Common Stock may be issued under the 2001 Purchase Plan. The details of the Company's 2001 Employee Stock Purchase Plan can be found in the Company's Schedule 14A "Information Required in Proxy Statement" filed with the Securities and Exchange Commission on April 27, 2001.

Item 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders in the first quarter of 2001.

Item 5. OTHER INFORMATION

    Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Not applicable

  (b)
  Reports on Form 8-K.

    On February 12, 2001 the Company filed a report on Form 8-K with the Securities and Exchange Commission related to the expiration of the underwriters' lock-up restrictions imposed in connection with the WJ Communications initial public offering on approximately 52 million common shares, including shares issuable on the exercise of vested stock options on that date.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 10th day of May 2001.

WJ COMMUNICATIONS, INC. (Registrant)
Date	May 10, 2001	By:	/s/ MALCOLM J. CARABALLO Malcolm J. Caraballo President and Chief Executive Officer (principal executive officer)
Date	May 10, 2001	By:	/s/ WILLIAM T. FREEMAN William T. Freeman Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

QuickLinks

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS
TABLE OF CONTENTS
  PART I—FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  1. BASIS OF PRESENTATION
  2. ORGANIZATION AND OPERATIONS OF THE COMPANY
  3. SIGNIFICANT ACCOUNTING POLICIES
  4. EARNINGS PER SHARE CALCULATION
  5. LITIGATION
  6. DEFERRED STOCK COMPENSATION
  7. DISCONTINUED OPERATIONS
  8. DEBT
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risks
  PART II—OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  Item 3. DEFAULTS UPON SENIOR SECURITIES
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 5. OTHER INFORMATION
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES