Form 10-Q
period 2001-07-01
WJ COMMUNICATIONS INC
filed 2001-08-13
CIK 105006

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 333-38518

WJ COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-1402710
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)
401 River Oaks Parkway, San Jose, California	95134
(Address of principal executive offices)	(Zip Code)

(408) 577-6200
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.Yes [X]. No [ ].

As of August 3, 2001 there were 55,818,324 shares outstanding of the registrant's common stock, $0.01 par value.

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, the Annual Report on Form 10-K, the annual report, press releases and certain information provided periodically in writing or orally by the Company's officers, directors or agents contain certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecasted in the forward-looking statements. In addition, the forward-looking events discussed in this quarterly report might not occur. These risks and uncertainties include, among others, those described in the section of this report entitled "Risk Factors that May Affect Future Results." Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission. We assume no obligation to update or revise the forward-looking statements or risks and uncertainties to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

WJ COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
THREE MONTHS AND SIX MONTHS ENDED JULY 1, 2001
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2001	June 30, 2000	July 1, 2001	June 30, 2000
Sales
Fiber Optics	$2,679	$12,086	$4,866	$18,456
Wireless	8,651	10,340	15,081	16,148
Semiconductor	5,392	5,201	12,799	10,074

Total sales	16,722	27,627	32,746	44,678
Cost of goods sold	13,494	17,466	34,287	27,541

Gross profit (loss)	3,228	10,161	(1,541)	17,137

Operating expenses:
Research and development	4,931	4,619	9,761	8,764
Selling and administrative	3,839	3,397	7,355	6,288
Amortization of deferred stock compensation (*)	198	517	384	517
Recapitalization merger and other	—	—	—	35,453

Total operating expenses	8,968	8,533	17,500	51,022

Income (loss) from operations	(5,740)	1,628	(19,041)	(33,885)
Interest income	738	291	2,007	1,317
Interest expense	(35)	(1,403)	(140)	(2,275)
Other income (expense)—net	349	(172)	352	(691)
Gain on dispositions of real property	—	808	325	808

Income (loss) from continuing operations before income taxes	(4,688)	1,152	(16,497)	(34,726)
Income tax provision (benefit)	(1,875)	313	(6,599)	(9,374)

Income (loss) from continuing operations	(2,813)	839	(9,898)	(25,352)
Discontinued operations:
Income from discontinued operations net of income taxes of $91	—	—	—	212
Gain on disposition, net of income taxes of $2,540 and $20,471 respectively	—	3,809	—	30,706

Net income (loss)	$(2,813)	$4,648	$(9,898)	$5,566

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2001	June 30, 2000	July 1, 2001	June 30, 2000
Basic per share amounts:
Income (loss) from continuing operations	$(0.05)	$0.02	$(0.18)	$(0.34)
Discontinued operations:
Income from operations, net of taxes	—	—	—	—
Gain on disposition, net of taxes	—	0.08	—	0.42
Net income (loss)	$(0.05)	$0.10	$(0.18)	$0.08

Basic average shares	55,586	47,502	55,442	73,551

Diluted per share amounts:
Income (loss) from continuing operations	$(0.05)	$0.01	$(0.18)	$(0.34)
Discontinued operations:
Income from operations, net of taxes	—	—	—	—
Gain on disposition, net of taxes	—	0.07	—	0.42

Net income (loss)	$(0.05)	$0.08	$(0.18)	$0.08

Diluted average shares	55,586	56,408	55,442	73,551
(*) Amortization of deferred stock compensation is excluded from the following expenses:
Cost of goods sold	25	40	35	40
Research and development	36	156	72	156
Selling and administrative	137	321	277	321

	$198	$517	$384	$517

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2001	June 30, 2000	July 1, 2001	June 30, 2000
Net income (loss)	$(2,813)	$4,648	$(9,898)	$5,566

Other comprehensive income:
Unrealized holding losses on securities arising during period	(18)	—	(20)	(6)
Less: reclassification adjustment for losses included in net income (loss)	(7)	—	(8)	(209)

Net unrealized holding gains (losses) on securities	(11)	—	(12)	203

Comprehensive income (loss)	$(2,824)	$4,648	$(9,910)	$5,769

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 1, 2001	December 31, 2000
	(Unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$30,820	$48,970
Short-term investments	30,511	40,815
Receivables, net	9,921	22,549
Inventories	14,841	14,457
Deferred income taxes	10,825	5,314
Other	3,157	4,042

Total current assets	100,075	136,147
PROPERTY, PLANT AND EQUIPMENT, net	35,696	29,260
OTHER ASSETS	3,121	2,091

	$138,892	$167,498

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,627	$18,424
Accrued liabilities	7,546	6,921
Income taxes	1,851	11,925

Total current liabilities	17,024	37,270

OTHER LONG-TERM OBLIGATIONS	11,103	10,840

STOCKHOLDERS' EQUITY:
Common stock	557	552
Additional paid-in capital	179,438	178,736
Retained deficit	(66,600)	(56,702)
Deferred stock compensation	(2,622)	(3,202)
Other comprehensive income (loss)	(8)	4

Total stockholders' equity	110,765	119,388

	$138,892	$167,498

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2001	June 30, 2000
OPERATING ACTIVITIES:
Net income (loss)	$(9,898)	$5,566
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Recapitalization merger costs	—	35,453
Depreciation and amortization	2,707	1,382
Amortization of deferred financing costs	13	—
Net gain on disposals of property, plant and equipment	(395)	(68)
Deferred income taxes	(6,192)	1,822
Amortization of deferred stock compensation	384	517
Reduction in allowance for doubtful accounts	(500)	—
Write-offs of uncollectible accounts to allowance	(178)	—
Provision for excess and obsolete inventory	6,567	—
Net results of discontinued operations and gain on disposal	—	(30,918)
Net changes in:
Receivables	13,306	(7,365)
Inventories	(6,951)	(7,899)
Other assets	1,341	7,575
Accruals, payables and income taxes	(20,084)	(5,495)

Net cash provided (used) by continuing operating activities	(19,880)	570
Net cash used by discontinued operations	—	(16,020)

Net cash used by operating activities	(19,880)	(15,450)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,126)	(3,148)
Purchase of short-term investments	(35,933)	—
Proceeds from sale of short-term investments	45,424	43,080
Proceeds from sale of discontinued operations	—	62,288
Proceeds on real property sales and asset retirements	504	162

Net cash provided by investing activities	869	102,382

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	40,000
Payments on long-term borrowings and financing costs	(43)	(158)
Net proceeds from issuances of common stock	904	60,343
Repurchase of common stock	—	(270,103)
Recapitalization merger costs	—	(35,453)

Net cash provided (used) by financing activities	861	(205,371)

Net decrease in cash and equivalents	(18,150)	(118,439)
Cash and equivalents at beginning of period	48,970	131,065

Cash and equivalents at end of period	$30,820	$12,626

Other cash flow information:
Income taxes paid	$9,667	$5,525
Interest paid	208	1,617

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended July 1, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

2.  ORGANIZATION AND OPERATIONS OF THE COMPANY

WJ Communications, Inc. (formerly Watkins-Johnson Company, the "Company") was founded in 1957 in Palo Alto, California. The Company was originally incorporated in California and reincorporated in Delaware in August 2000. For more than 30 years, the Company developed and manufactured microwave devices for government electronics and space communications systems used for intelligence gathering and communication. In 1996, the Company began to develop commercial applications for its military technologies. The Company's continuing operations design, develop and manufacture innovative, high quality broadband communications products that enable voice, data and image transport over fiber optic, broadband cable and wireless communications networks around the world. The Company's products are comprised of advanced, highly functional components and integrated assemblies which address the radio frequency challenges faced by both current and next generation broadband communications networks. The Company's products are used in the network infrastructure supporting and facilitating mobile communications, broadband high speed data transmission and enhanced voice services. The Company previously operated through other segments and has treated its former Government Electronics, Semiconductor Equipment and Telecommunication segments as discontinued operations. All segments classified as discontinued operations were divested by March 31, 2000.

On October 25, 1999, an affiliate of Fox Paine entered into a recapitalization merger transaction with the Company. The recapitalization merger transaction was the culmination of a strategy implemented by the predecessor Board of Directors in February 1999 to seek to maximize shareholder value by pursuing the sale of the Company in its entirety or as separate business groups. The predecessor Board decided to divest the microwave products group in 1997, the semiconductor products group in 1999 and the telecommunications group in early 2000, in some cases along with associated real estate assets. The Company replaced the majority of its senior management and its entire Board of Directors upon the closing of the recapitalization merger on January 31, 2000. Since the recapitalization merger, the Company has been focused exclusively on providing product solutions that enable and facilitate the development of fiber optic, broadband cable and wireless network infrastructure. In April 2000, the Company changed its name from Watkins-Johnson Company to WJ Communications, Inc. to highlight its focus on the commercial broadband communications markets. The Company reincorporated in Delaware and effected a 3-for-2 stock split on August 15, 2000. The Company completed its initial public offering ("IPO") on August 18, 2000. Net proceeds from the IPO were approximately $88.4 million after deducting underwriters' discounts and commissions and expenses.

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

The Company's statement of operations includes the costs of the recapitalization merger as an expense. In addition, as a result of the continuing significant ownership interest of the pre-recapitalization stockholders, no adjustments were made to the historical carrying amounts of our assets and liabilities as a result of the recapitalization merger. Furthermore, the premium paid in cash to stockholders in excess of that historical cost is shown as a reduction of stockholders' equity.

3.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION—The condensed consolidated financial statements include those of the Company and its subsidiaries after elimination of all intercompany balances and transactions. The Company disposed of its Telecommunications segment in January 2000. The condensed consolidated financial statements reflect such disposition and results of operations of this business as a discontinued operation.

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

INVENTORIES—Inventories are stated at the lower of cost, using average-cost basis, or market. Cost of inventory items is based on purchase and production cost. Provisions, when required, are made to reduce excess inventories to their estimated net realizable values. It is possible that estimates of net realizable values can change in the near term. During the first quarter of 2001, the Company recorded a $6.6 million provision for excess and obsolete inventory largely related to inventory ordered to build base station products for the Company's largest mobile wireless customer. Inventory levels of this product were purchased based on this customer's forecasted demand which had since been dramatically revised downward. In addition, given the overall slowdown in market demand, the Company made provisions for other product lines where customer forecasts have significantly declined. During the second quarter of 2001, approximately $1.7 million of the Company's previously reserved inventory was consumed by the Company's largest mobile wireless customer. This decrease in the reserve was offset by additional provisions for other product lines where customer demand has significantly weakened. In total, the amount of the Company's provision for excess and obsolete inventory remained unchanged during the second quarter of 2001. Inventories, net of reserves for excess and obsolete amounts and loss contracts, at July 1, 2001 and December 31, 2000 consisted of the following (in thousands):

	July 1, 2001	December 31, 2000
Finished goods	$2,411	$1,367
Work in progress	2,480	4,413
Raw materials and parts	9,950	8,677

	$14,841	$14,457

REVENUE RECOGNITION—Revenues from product sales are recognized when all of the following conditions are met: the product has been shipped, the Company has the right to invoice the customer at a fixed price, the collection of the receivable is probable and there are no significant obligations remaining. Generally, title passes upon shipment of the Company's products. Beginning in March 2000, the Company's contract with a significant customer converted to a consignment arrangement under which title to certain of the Company's products does not pass until this significant customer utilizes the Company's products in its production processes. A second significant customer converted its purchases of certain products to a similar consignment arrangement in October, 2000. As a consequence, revenue is recognized on these contracts only when these customers notify the Company of product consumption. In addition to the Company's own sales efforts, the Company uses distributors to sell semiconductor products. Revenues from these distributors are recognized upon shipment based on the following factors: the sales price is fixed and determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributors have separate economic substance, the Company has no obligation with respect to the resale of the distributors' inventory, and the Company believes it can reasonably estimate the potential returns from its distributors based on their history and its visibility in the distributors' success with its products and into the market place in general. During the quarter ending July 1, 2001, the Company began using two distributors for sales of certain fixed wireless products. Lacking history with these new distributors, the Company is recording revenue on these fixed wireless products at the time of the distributors' ultimate sale.

Any anticipated losses on contracts are charged to earnings when identified. The Company provides a warranty on standard products and components and products developed for specific customers or program applications. Such warranty generally ranges from 12 to 24 months. The Company estimates the cost of warranty based on its historical field return rates.

The Company depends on a small number of customers for a majority of our sales. During the six months ended July 1, 2001, we had four customers which each accounted for more than 10% of our sales and in aggregate accounted for 61% of our sales. For the year ended December 31, 2000, approximately 69% of our sales were to Nortel Networks and Lucent Technologies, which were our only customers that accounted for more than 10% of our sales for that period.

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

FISCAL YEAR—The Company's fiscal year ends on December 31st of each year. The three months and six months ended July 1, 2001 and June 30, 2000 each included 13 weeks and 26 weeks, respectively.

MARKET RISKS—The success of the Company is dependent on a number of factors. These factors include the ability to manage and adequately finance anticipated growth, the need to satisfy changing and increasingly complex customer requirements especially in the fiber optics and wireless markets, dependency on a small number of customers and a limited number of key personnel and suppliers, and competition from companies with greater resources.

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

STOCK-BASED COMPENSATION—The Company accounts for stock-based compensation granted to employees and directors under the intrinsic value method as defined in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

RECENT ACCOUNTING PRONOUNCEMENTS—The Financial Accounting Standards Board, or FASB, has issued Statement of Financial Accounting Standard ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133." These Statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains and losses resulting from changes in the fair market values of those derivative instruments would be accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. SFAS No. 133 became effective January 1, 2001. The Company does not currently utilize any derivative instruments and therefore adoption of SFAS No. 133 did not have a material impact on its financial statements.

On June 29, 2001, the FASB approved for issuance SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization. The adoption of SFAS No. 142 in January 2002 will not have a material impact on the Company's financial statements.

4.  EARNINGS PER SHARE CALCULATION

Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods.

Earnings per share calculation for continuing operations are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2001	June 30, 2000	July 1, 2001	June 30, 2000
Income (loss) from continuing operations.	$(2,813)	$839	$(9,898)	$(25,352)

Denominator for basic per share:
Weighted average shares outstanding	55,586	47,502	55,442	73,551
Denominator for diluted per share:
Weighted average shares outstanding	55,586	47,502	55,442	73,551
Effect of dilutive stock options	—	8,906	—	—

Diluted average common shares	55,586	56,408	55,442	73,551

Basic income (loss) per share from continuing operations	$(0.05)	$0.02	$(0.18)	$(0.34)
Diluted income (loss) per share from continuing operations	$(0.05)	$0.01	$(0.18)	$(0.34)

For the three months and six months ended July 1, 2001, the incremental shares from the assumed exercise of 6,888,424 and 7,218,366 stock options respectively were not included in computing the dilutive per share amounts because continuing operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive. For the six months ended June 30, 2000, the incremental shares from the assumed exercise of 6,000,545 stock options were not included in computing the dilutive per share amounts because continuing operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive.

5.  DEFERRED STOCK COMPENSATION

In conjunction with the issuance of certain stock options in 2000, 14,277,795 options were granted at an average exercise price of $1.37 per share which was equal to the weighted average fair value of $1.37 per share at the date of grant. This fair value was determined by using the same fair value used in the recapitalization merger transaction which was completed in January, 2000. Additionally, the Company granted 791,000 options where the weighted average exercise price of $5.31 per share was less than the deemed weighted average fair value of $10.08 per share. In addition, the Company sold 81,000 shares of common stock where the weighted average sales price of $3.82 per common share was less than the deemed weighted average fair value of $9.51 per share. The Company has recorded deferred stock compensation in the aggregate amount of $4,048,000, net of forfeitures, representing the differential between the deemed fair value of the Company's common stock and the exercise price at the date of grant for options or date of sale for stock purchases. The Company is amortizing this amount using the straight line method over the vesting period of the options granted. The Company recorded $198,000 and $384,000 of deferred stock compensation expense for the three months and six months ended July 1, 2001, respectively, in the accompanying financial statements. Subsequent to the IPO, the fair market value of the stock for purposes of issuing common stock options is based upon the market price of the Company's stock on the date of grant. The Company's stock option plans ("Plans") provide that options granted under the Plans will have a term of no more than 10 years. Options granted under the Plans have vesting periods ranging from immediate to 9 years. The provisions of the Plans provide that under certain circumstances, such as a change in control, the achievement of certain performance objectives, or certain liquidity events, the outstanding option may be subject to accelerated vesting.

6.  DEBT

In December of 2000, the Company entered into a $25.0 million revolving credit facility ("Revolving Facility") with a bank. The Revolving Facility matures on December 31, 2003 and contains a

$15.0 million sub-limit to support letters of credit. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at the Company's option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires that the Company maintain certain financial ratios and contains limitations on, among other things, the Company's ability to incur indebtedness, pay dividends and make acquisitions without the bank's permission. The Company was in compliance with these covenants as of July 1, 2001. The Revolving Facility is secured by substantially all of the Company's assets. As of July 1, 2001, there were no outstanding borrowings under the Revolving Facility.

7.  EMPLOYEE BENEFIT PLANS

2001 STOCK OPTION PLAN—On May 23, 2001, the Company's Board of Directors approved the adoption of the Company's 2001 Employee Stock Incentive Plan (the "Plan"). The Plan may grant incentive awards in the form of options to purchase shares of the Company's common stock, restricted shares, common stock and stock appreciation rights to participants, which include employees which are not officers and directors of the Company and its affiliates and consultants to the Company and its affiliates. The total number of shares of common stock reserved and available for grant under the Plan is 2,000,000 shares. Shares subject to award under the Plan may be authorized and unissued shares or may be treasury shares. Stock options may include incentive stock options, nonqualified stock options or both, in each case, with or without stock appreciation rights.

EMPLOYEE STOCK PURCHASE PLAN ("ESPP")—On May 23, 2001, at the Company's Annual Meeting of Stockholders, the Company's stockholders approved the adoption of the Company's 2001 Employee Stock Purchase Plan (the "Purchase Plan") to be effective as of May 1, 2001. Up to 1,500,000 shares of Common Stock may be issued under the Purchase Plan. The details of the Purchase Plan can be found in the Company's Schedule 14A "Information Required in Proxy Statement" filed with the Securities and Exchange Commission on April 27, 2001.

8.  SEVERANCE COSTS

During the first six months of 2001, the Company incurred severance costs of approximately $500,000 related to a reduction of 74 employees, all of whom were terminated and all amounts accrued were paid by July 1, 2001.

9.  SUBSEQUENT EVENTS

In August 2001, the Company initiated a plan to further reduce its existing workforce by an approximately additional 20% and expects to incur severance costs of up to $1.0 million in the third quarter of 2001. The Company expects that this workforce reduction will be completed within the third quarter of 2001.

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

OVERVIEW

We design, develop and manufacture innovative, high quality broadband communications products that enable voice, data and image transport over fiber optic, broadband cable and wireless communications networks around the world. Our products are comprised of advanced, highly functional components and integrated assemblies which address the RF challenges of both current and next generation broadband communications networks. These products are used in the network infrastructure supporting and facilitating mobile communications, broadband high-speed data transmission and enhanced voice services. We believe our core expertise in gallium arsenide semiconductor and thin-film technology, coupled with our exceptional RF design, integration, and manufacturing capabilities, have enabled us to obtain a competitive advantage in these broadband communications markets.

When we began our operations in the broadband commercial communications market, we initially benefited from significant increases in spending on capital equipment by communications service providers. However, during the first half of 2001, several of our major customers have significantly delayed purchases of and reduced their demand for our fiber optic, wireless and semiconductor products. The primary reason for these delays and reductions in their recent and forecasted demand is an overall slowdown in capital spending by communication service providers. We believe that this slow down relates to two primary causes. First, our customers have indicated that there has been a significant build up of their inventory as well as a significant build up of uninstalled equipment at communication service providers. We believe that numerous service providers have reduced their capital expenditures until they have installed their excess inventory of equipment, which they have already purchased, and begin generating revenue from this uninstalled equipment. In addition, based on the slow down in capital expenditures, our customers are attempting to reduce their inventory levels. Secondly, we believe that numerous early stage communication service providers, who have previously been able to access the capital markets, are having difficulties in finding new sources of capital and in certain instances these companies have filed for bankruptcy. In addition, several of the more established service providers financed the build out of their networks with debt. More recently, many of these service providers have shifted their focus to debt reduction and profitability enhancement. As a result, we believe that these companies have had to greatly reduce their capital expenditures. This reduction in capital expenditures is being accentuated by the general economic slowdown, which is having a negative impact on communication service providers' revenues and profitability.

On a long-term basis, we believe that the demand for broadband communications equipment and our products will increase. During the first half of the year, we introduced several new products in each of our three product categories. These new products will further position us to benefit from the roll-out of the following broadband communications technologies: fixed broadband wireless for the access market, OC-192 and OC-768 for both the metro and long haul fiber optics markets, and 2.5G and 3G wireless. During the first half of 2001, we introduced several new fiber products including OC-192 modulator drivers, clock amplifiers and filter products. We have received purchase orders from thirteen customers for various of these new fiber optic products including three orders from two customers totaling over $5 million which we received in the first quarter. We began shipping product against these orders during the second quarter of 2001. Also during the first half of 2001, we introduced over twenty new semiconductor products primarily targeted at wireless infrastructure and fixed wireless applications. Additionally, last quarter, we also expanded our thin film capabilities by introducing a new aluminum nitride process. While customer interest and our new orders are encouraging, there is no assurance that our overall sales will improve in the near future.

Our manufacturing operations are highly automated which has required us to make significant investments in equipment and fixed overhead. As a result, the volume of product we produce and sell has a significant impact on our gross profit margins. Until demand increases, the slow down in spending on broadband communications equipment will negatively impact our gross margins. In addition, we typically generate lower gross margins on new product introductions. Over time, we typically become more efficient relative to new products through learning and increased volumes as well as through introducing lower cost elements to the product designs. We expect our new product introductions to continue to be a higher percentage of our sales mix, which will continue to have a temporary negative impact on our gross margins. As we broaden our product lines we must purchase a wider variety of components to utilize in our manufacturing processes. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility and predictability of customer demand and potential competition. Both of these factors will contribute a higher level of inventory risk in our near future.

During the first quarter of 2001, we began a cost reduction program designed to more closely align our production costs with our customers' current forecasted demand for our products. As part of this effort, we initiated a reduction in our workforce of over 20% and our senior management is foregoing salary increases in 2001. During the first half of 2001, we incurred severance related costs of approximately $500,000 related to this first workforce reduction. Based on the protracted slowdown in communications spending we have continued to focus on reducing our cost structure. In August 2001, we initiated an additional reduction of our existing workforce of approximately 20% and expect to incur severance costs of up to $1.0 million in the third quarter of 2001. We expect that this second workforce reduction will be completed within the third quarter of 2001 and result in an annual savings in salaries and benefits of approximately $5.0 million. The Company also expects to save an additional $3.0 million by reducing non-employee costs including sales and marketing, general and administrative, and overhead expenses. In addition to our cost reduction efforts, we have finalized a sublease on 25% of our second building at our San Jose facility which we began paying rent on in March 2001. Currently, we do not foresee a need to occupy this second facility in the near term and are evaluating subleasing additional space in this excess facility or taking further action with respect to this property. These actions could result in an additional material charge to earnings. While our efforts are expected to reduce our expense levels, we still have a significant amount of fixed manufacturing cost that these efforts will not impact.

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

We depend on a small number of customers for a majority of our sales. During the six months ended July 1, 2001, we had four customers which each accounted for over 10% of our sales and in aggregate accounted for 61% of our sales. For the year ended December 31, 2000, approximately 69% of our sales were to Nortel Networks and Lucent Technologies, which were our only customers that each accounted for more than 10% of our sales for that period. We have diversified our customer base over the last few years and we have expanded our product offering from wireless mobile infrastructure products to include fiber optic, broadband cable and fixed wireless access products and intend to further diversify our customer base and product offering in the future. However, we anticipate that we will continue to sell a majority of our products to a relatively small group of customers. In addition, most of our sales result from purchase orders or contracts that can be cancelled on short-term notice. Delays in manufacturing or supply procurement or other factors, including general market slow downs, have and could potentially cause cancellation, reduction or delay in orders by or in shipments to a significant customer. During our fourth quarter of 2000 we began to experience a sequential reduction in demand for our wireless base station and OC-192 fiber optic products which has continued into the second half of 2001. Also, during the first half of 2001, we have experienced a reduction in and push out of demand for our GaAs semiconductors. In addition, since the fourth quarter of 2000 and through the beginning of the third quarter of 2001, three of our largest customers, Lucent, Nortel and Marconi, issued press releases discussing the slow down in telecom spending which has resulted in reduced demand for their products and major reductions in their work forces. Our orders from these major customers fell significantly in the first half of 2001. While we have since seen some limited recovery in orders for our mobile wireless products, we expect this slow down in telecom spending to continue in the near term based on customer forecasts for the purchase of our products. The greater the slowdown in demand becomes, the more significant the potential negative impact on our sales, earnings, inventory valuations and cash flow.

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

During the quarter ending July 1, 2001, the Company began using two distributors for sales of certain fixed wireless products. Lacking history with these new distributors, the Company is recording revenue on these fixed wireless products at the time of the distributors' ultimate sale. We provide a warranty on standard products and components and products developed for specific customer or program applications. Such warranty generally ranges from 12 to 24 months. We estimate the warranty cost based on our historical field return rates. We include warranty expense related to these products in cost of goods sold.

Generally, the selling prices of our products decrease over time as a result of increased volumes or general competitive pressures. We expect that prices will continue to decline as a result of volume increases or these competitive pressures.

Cost of Goods Sold

    Our cost of goods sold consists primarily of:

  •
  direct material costs of product components;

  •
  provision for excess and obsolete inventory;

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

CURRENT OPERATIONS

Three Months Ended July 1, 2001 Compared to Three Months Ended June 30, 2000

Sales—Sales for the three months ended July 1, 2001 were $16.7 million, a decrease of $10.9 million or 39% from sales of $27.6 million in the three months ended June 30, 2000. This decline in sales resulted primarily from a decrease in our fiber optic sales of OC-192 oscillators for use in long haul fiber optic systems as well as to a decline in the sale of mobile wireless infrastructure products. Fiber optic sales decreased 78% to $2.7 million as our second quarter 2001 sales were impacted by the overall weakness in the long haul fiber optic market. The decline in our sales of OC-192 oscillators was, to a limited extent, offset by sales of our recently introduced fiber optic products. Fiber optic sales represented 16% of total sales for the quarter. Wireless product sales during the second quarter of 2001 totaled $8.7 million, representing 52% of total sales for the quarter and a decrease of 16% over the second quarter of 2000. Decline in demand for mobile wireless products was partially offset by increased sales of fixed wireless products to Marconi and Cisco's fixed wireless customers. Semiconductor sales during the three months ended July 1, 2001 totaled $5.4 million, representing 32% of total sales for the quarter and an increase of 4% over the three months ended June 30, 2000. Increased sales in this product category are attributable to strong demand for our thin-film products which offset a decline in demand for our highly linear GaAs semiconductors.

Cost of Goods Sold—Cost of goods sold decreased 23% to $13.5 million in the three months ended July 1, 2001 from $17.5 million in the three months ended June 30, 2000. As a percentage of sales, our cost of goods sold increased to 81% of sales in the second quarter of 2001 from 63% in the second quarter of 2000. The decrease in our cost of goods sold in terms of dollars is related to the lower sales volume. The increase in our cost of goods sold as a percentage of sales relates to significant unabsorbed overhead and to high variable cost on new fixed wireless products which we began manufacturing in the fourth quarter of 2000 and the first quarter of 2001. Included in our cost of goods sold for the second quarter of 2001 is a recovery of approximately $1.7 million of the Company's previously reserved inventory which was consumed by the Company's largest mobile wireless customer. This decrease in our inventory reserve was offset by an additional $1.7 million in provisions for other product lines where customer demand has significantly weakened. In total, the amount of the Company's provision for excess and obsolete inventory remained unchanged during the second quarter of 2001. We are in the process of working with customers and vendors to reduce inventory levels and purchase commitments based upon current demand forecasts. Due to rapidly changing customer forecast and orders, additional provisions for excess or obsolete inventory, while not currently expected, could be required in the future. In addition, the sale of previously written down inventory could result from significant unforeseen increases in customer demand. The significant amount of unabsorbed overhead costs relates to the increased manufacturing infrastructure we put in place to support our customers' demand in the second half of 2000. This increased infrastructure includes, among other things, a new manufacturing facility, a larger manufacturing support staff and investments in machinery and equipment. With respect to our new fixed wireless products, we typically experience higher cost of goods sold as a percentage of the selling price during the early stages of a new product life cycle. Over time, we typically become more efficient through learning and increased volumes, as well as through introducing lower cost elements in the product design. While margins on these products improved during the second quarter of 2001, the forecasted decline in demand during the third quarter of 2001 could slow further progress. Given the current economic slowdown, the added capacity from our new manufacturing facility and equipment may not be fully utilized and the ongoing costs thereof will still be incurred until such time as the market demand for our products increases or until alternative uses such as subleasing are identified and implemented.

Research and Development—Research and development expense increased 7% in the second quarter of 2001 to $4.9 million from $4.6 million in the second quarter of 2000. The increase in research and development was primarily attributed to increased spending on development of wireless broadband access, new semiconductor and new fiber optic products. As a percentage of sales, research and development expenses increased to 29% of sales in the three months ended July 1, 2001 from 17% of sales in the three months ended June 30, 2000. The increase in research and development expense as a percentage of sales primarily relates to our decline in sales. Product research and development is essential to our future success and we expect to continue to make investments in new product development.

Selling and Administrative—Selling and administrative expenses increased 13% to $3.8 million during the three months ended July 1, 2001 from $3.4 million in the three months ended June 30, 2000. The increase is primarily related to higher advertising and promotion expenses as well as rent expense associated with our two new facilities including excess office space. Subsequent to July 1, 2001, we finalized a sublease on 25% of our second San Jose facility and are continuing to search for additional tenants for this excess facility.

Amortization of deferred stock compensation—Amortization of deferred stock compensation expense in the second quarter of 2001 includes approximately $198,000 related to the issuance of stock options during 2000 at prices deemed below fair market value. Amortization of deferred stock compensation expense in the second quarter of 2000 includes approximately $517,000 related to the sale of stock and issuance of stock options during 2000 at prices deemed below fair market value.

Interest Income—Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. Interest income increased 154% to $0.7 million in the second quarter of 2001 from $0.3 million in the second quarter of 2000. This increase primarily resulted from increased average amounts of funds available for investment. To the extent we continue to utilize our cash in the operation of our business, interest income is expected to decrease going forward. Additionally, our interest income will be impacted by changes in the market interest rates of our investments, which are generally lower than they were a year ago.

Interest Expense—Interest expense decreased to $35,000 in the three months ended July 1, 2001 from $1.4 million in the three months ended June 30, 2000. Interest expense during the second quarter of 2001 relates to fees associated with our revolving credit facility and outstanding letters of credit. The expense incurred during the second quarter of 2000 resulted primarily from interest expense related to our credit facility with CIBC World Markets Corp. which we entered into as part of the recapitalization merger and repaid with a portion of the net proceeds from our initial public offering.

Other Income (Expense)-Net—Other income (expense)-net, increased by $521,000 from other expense of $172,000 in the second quarter of 2000 to other income of $349,000 in the second quarter of 2001. The other income realized in the three months ended July 1, 2001 related to a refund of an insurance premium for potential environmental liabilities on our former Scotts Valley facility. In the fourth quarter of 2000, we were informed that our insurance carrier was experiencing financial difficulty and we purchased insurance with a new carrier. We were advised at that time that a refund of our premium from our original carrier was unlikely. During the second quarter of 2001, the original carrier refunded our premium. The other expense recorded in the three months ended June 30, 2000 is primarily related to higher facility costs associated with our former Palo Alto sublease.

Gain on Dispositions of Real Property—In the three months ended June 30, 2000 we recorded a gain on disposition of real property of $808,000 related to the reimbursement of property development expenses associated with the sale of our former San Jose facility during 1999. During the three months ended July 1, 2001 we recorded no such transactions related to real property.

Income Tax Benefit—Our effective tax rate in the second quarter of 2001 was a benefit of 40% as compared to a benefit of 27% in the second quarter of 2000. Our effective tax benefit rate for the second quarter of 2001 approximates our combined federal and state effective tax rates. The effective tax rate for the second quarter of 2000 reflects the impact of certain nondeductible expenses related to our 2000 recapitalization merger.

Six Months Ended July 1, 2001 Compared to Six Months Ended June 30, 2000

Sales—Sales for the six months ended July 1, 2001 were $32.7 million, a decrease of $12.0 million, or 27%, from sales of $44.7 million in the six months ended June 30, 2000. This decline in sales resulted primarily from a decrease in our fiber optic sales of OC-192 oscillators for use in long haul fiber optic system as well as to a decline in the sale of mobile wireless infrastructure products. Fiber optic sales decreased 74% to $4.9 million as our second quarter 2001 sales were impacted by Nortel's reduction of its work in process inventory and the overall weakness in the long haul fiber optic market. Fiber optic sales represented 15% of total sales for the six months ended July 1, 2001. Wireless product sales during the first six months of 2001 totaled $15.1 million, representing 46% of total sales and a decrease of 7% over the same period of 2000. Decline in demand for mobile wireless products was partially offset by increased sales of fixed wireless products to Marconi and Cisco's fixed wireless customers. Semiconductor sales during the six months ended July 1, 2001 totaled $12.8 million, representing 39% of total sales and an increase of 27% over the six months ended June 30, 2000.

Cost of Goods Sold—Cost of goods sold increased 24% to $34.3 million in the six months ended July 1, 2001 from $27.5 million in the six months ended June 30, 2000. As a percentage of sales, our cost of goods sold increased to 105% of sales in the six months ended July 1, 2001 from 62% in the same period of 2000. During the first quarter of 2001, the Company recorded a $6.6 million provision for excess and obsolete inventory largely related to inventory ordered to build base station products for the Company's largest mobile wireless customer. Inventory levels of this product were purchased based on this customer's forecasted demand which had since been dramatically revised downward. In addition, given the overall slowdown in market demand, the Company made provisions for other product lines where customer forecasts have significantly declined. During the second quarter of 2001, approximately $1.7 million of the Company's previously reserved inventory was consumed by the Company's largest mobile wireless customer. This decrease in our inventory reserve was offset by an additional $1.7 million in provisions for other product lines where customer demand has significantly weakened. In total, the amount of the Company's provision for excess and obsolete inventory remained unchanged during the second quarter of 2001. Due to rapidly changing customer forecast and orders, additional provisions for excess or obsolete inventory, while not currently expected, could be required in the future. In addition, the sale of previously written down inventory could result from significant unforeseen increases in customer demand. The significant amount of unabsorbed overhead costs relates to the increased manufacturing infrastructure we put in place to support our customers' demand in the second half of 2000. This increased infrastructure includes, among other things, a new manufacturing facility, a larger manufacturing support staff and investments in machinery and equipment. With respect to our new fixed wireless products, we typically experience higher cost of goods sold as a percentage of the selling price during the early stages of a new product life cycle. Over time, we typically become more efficient through learning and increased volumes, as well as through introducing lower cost elements in the product design. While margins on these products improved somewhat during the second quarter of 2001, the forecasted decline in demand during the third quarter of 2001 could slow further progress. Given the current economic slowdown, the added capacity from our new manufacturing facility and equipment may not be fully utilized and the ongoing costs thereof will still be incurred until such time as the market demand for our products increases.

Research and Development—Research and development expense increased 11% in the first six months of 2001 to $9.8 million from $8.8 million in the same period of 2000. The increase in research and development was primarily attributed to increased spending on development of wireless broadband access, new semiconductor and new fiber optic products. As a percentage of sales, research and development expenses increased to 30% of sales in the six months ended July 1, 2001 from 20% of sales in the six months ended June 30, 2000. The increase in research and development expense as a percentage of sales relates to our decline in sales as well as to higher research and development expenditures. Product research and development is essential to our future success and we expect to continue to make investments in new product development.

Selling and Administrative—Selling and administrative expenses increased 17% to $7.4 million during the six months ended July 1, 2001 from $6.3 million in the six months ended June 30, 2000. The increase is primarily related to higher advertising and promotion expenses as well as rent expense associated with our two new facilities including excess office space. Subsequent to July 1, 2001, we finalized a sublease on 25% of our second San Jose facility and are continuing to search for additional tenants for this excess facility.

Amortization of deferred stock compensation—Amortization of deferred stock compensation expense in the first six months of 2001 includes approximately $384,000 related to the issuance of stock options during 2000 at prices deemed below fair market value. Amortization of deferred stock compensation expense in the second quarter of 2000 includes approximately $517,000 related to the sale of stock and issuance of stock options during 2000 at prices deemed below fair market value.

Recapitalization Merger and Other—We incurred recapitalization merger and other expense of $35.5 million in the six months ended June 30, 2000 related to our recapitalization merger. These expenses include: $16.8 million of compensation expense related to payments to former option holders; $9.8 million of compensation expense related to bonus, retention, and severance amounts for certain employees; $4.7 million of legal, consulting and accounting fees; and $4.2 million of financial services and other expenses related to the recapitalization merger transaction.

Interest Income—Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. Interest income increased 52% to $2.0 million in the first six months of 2001 from $1.3 million in the first six months of 2000. This increase primarily resulted from increased average amounts of funds available for investment. To the extent we continue to utilize our cash in the operation of our business, interest income is expected to decrease going forward. Additionally, our interest income will be impacted by changes in the market interest rates of our investments, which are generally lower than they were a year ago.

Interest Expense—Interest expense decreased to $140,000 in the six months ended July 1, 2001 from $2.3 million in the six months ended June 30, 2000. Interest expense during the first six months of 2001 relates to fees associated with our revolving credit facility and outstanding letters of credit. The expense incurred during the first six months of 2000 resulted primarily from interest expense related to our credit facility with CIBC World Markets Corp., which we entered into as part of the recapitalization merger and repaid with a portion of the net proceeds from our initial public offering.

Other Income (Expense)-Net—Other income (expense)-net, increased by $1,043,000 from other expense of $691,000 in the first six months of 2000 to other income of $352,000 in the first six months of 2001. The other income realized in the six months ended July 1, 2001 related to a refund of an insurance premium for potential environmental liabilities on our former Scotts Valley facility. In the fourth quarter of 2000, we were informed that our insurance carrier was experiencing financial difficulty and we purchased insurance with a new carrier. We were advised at that time that a refund of our premium from our original carrier was unlikely. During the second quarter of 2001, the original carrier refunded our premium. The other expense incurred during the first six months of 2000 is primarily related to losses realized when we liquidated short-term investments to fund in part the recapitalization merger and to higher facility cost associated with our Palo Alto sublease.

Gain on Dispositions of Real Property—During the six months ended July 1, 2001 we recorded a gain on disposition of real property related to the release of $500,000 of escrow funds related to our sale of leasehold interests in our Palo Alto site during the fourth quarter of 2000. This gain was partially offset by $175,000 of residual expenses from the sale of the property. In the six months ended June 30, 2000 we recorded a gain on disposition of real property of $808,000 related to the reimbursement of property development expenses by Agilent associated with the sale of our former San Jose facility during 1999.

Income Tax Benefit—Our effective tax rate in the first six months of 2001 was a tax benefit of 40% as compared to a tax benefit of 27% in the first six months of 2000. Our effective tax benefit rate for 2001 approximates our combined federal and state effective tax rates. The effective tax rate of 2000 reflects the impact of certain nondeductible expenses related to our recapitalization merger.

LIQUIDITY AND CAPITAL RESOURCES

On July 1, 2001, cash and equivalents and short-term investments totaled $61.3 million, a decrease of $28.5 million from the December 31, 2000 balance of $89.8 million. The net decrease was primarily attributable to a $9.7 million payment of income taxes, approximately $10.4 million decrease in accounts payable and accrued expenses and $9.1 million of capital expenditures partially offset by a $13.3 million decrease in receivables.

In December of 2000, we entered into a $25.0 million revolving credit facility ("Revolving Facility") with a bank. The Revolving Facility matures on December 31, 2003 and contains a $15.0 million sub-limit to support letters of credit. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires that we maintain certain financial ratios and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank's permission. We were in compliance with the covenants as of July 1, 2001. The Revolving Facility is secured by substantially all of our assets. As of July 1, 2001, there were no outstanding borrowings under the Revolving Facility.

Net Cash Provided (Used) by Continuing Operating Activities—Net cash provided (used) by continuing operations was ($19.9) million in the six months ended July 1, 2001 and $0.6 million in the six months ended June 30, 2000. Net income (loss) in the first six months of 2001 and 2000 was comprised of ($9.9) million and ($25.4) million from continuing operations, respectively, and $30.9 million from discontinued operations during the first six months of 2000. Significant items impacting the difference between loss from continuing operations and cash flows from continuing operations in the six months ended July 1, 2001 were $12.3 million used by working capital, a $6.6 million increase in our reserve for excess and obsolete inventory and an increase of $6.2 million in deferred income taxes. The $12.3 million used in working capital relates to a $20.3 million decrease in accruals, payables and income taxes and a $7.0 million increase in inventories which were partially offset by a $13.3 million decrease in receivables. The $20.3 million decrease in accruals, payables and income taxes was partially related to a $9.6 million income tax payment generated primarily from the approximately $30.1 million pre-tax gain from the sale of our remaining Palo Alto leasehold interest during our fourth quarter of 2000. The deferred income taxes include an anticipated refund of $4.0 million related to the carryback of our current year's loss (formerly classified as an income tax receivable). Significant items impacting the difference between loss from continuing operations and cash flows from continuing operations in six months ended June 30, 2000 were $10.3 million used by working capital and $35.5 million of recapitalization merger cost. The $10.3 million used in working capital relates to a $7.9 million increase in inventories, a $7.4 increase in receivables and a $5.5 million decrease in accruals, payables and income taxes, which were partially offset by a $10.5 million decrease in other assets.

Net Cash Provided By Investing Activities—Net cash provided by investing activities was $869,000 and $102.4 million in the first six months of 2001 and the first six months of 2000, respectively. In the six months ended July 1, 2001, we realized $45.4 million in proceeds from the sale of short-term investments which was partially offset by $9.1 million of capital expenditures and $35.9 million of purchases of short-term investments. In the six months ended June 30, 2000, our investing activities provided cash of $43.1 million from the sale of short-term investments, and $62.3 million from the sale of our Telecommunications segment and proceeds related to the release of escrow from our previous discontinued operations which was reduced by $3.1 million from the purchase of property plant and equipment. During 2001 we now expect to invest approximately $10.0 to 14.0 million in capital expenditures which we expect to fund from cash, cash equivalents and short-term investments.

Net Cash Provided (Used) by Financing Activities—Net cash provided (used) by financing activities totaled $861,000 in the six months ended July 1, 2001 and ($205.4) million in the six months ended June 30, 2000. In the first six months of 2001, our net proceeds of $904,000 from the issuance of common stock subject to stock options was partially offset by $43,000 financing costs associated with our revolving credit facility. In the first six months of 2000, our net cash used in financing activities primarily related to our recapitalization merger where we repurchased $270.1 million of common stock and incurred $35.5 million in recapitalization merger cost which was partially offset by the proceeds from the issuance of common stock of $60.3 million and $40.0 million borrowed from a credit facility to partially fund our recapitalization merger.

We believe that our cash and cash equivalents and short term investments together with our expected cash flows from operations and available borrowings under our line of credit will be sufficient to meet our liquidity and capital spending requirements for at least the next twelve months.

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

Expected Maturity Dates	Expected Maturity Amounts (in thousands)	Weighted Average Interest Rate
Cash equivalents:
2001	$30,211	4.02%
Short-term investments:
2001	30,511	4.30%

Fair value at July 1, 2001	$60,722

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

We depend on a small number of customers for a majority of our sales. During the six months ended July 1, 2001, we had four customers, which each accounted for more than 10% of our sales. Together, these four customers comprised approximately 61% of our sales in the first half of 2001. During the year ended December 31, 2000, approximately 69% of our sales were attributable to Nortel Networks and Lucent Technologies. In addition, most of our sales result from purchase orders or from contracts that can be cancelled on short-term notice. We anticipate that we will continue to sell a majority of our products to a relatively small group of customers. The loss of or a reduction in orders from a significant customer for any reason could cause our sales to decrease.

During our fourth quarter of 2000 we began to experience a sequential reduction in demand for our wireless base station and OC-192 fiber optic products which has continued into the second half of 2001. Also, during the first half of 2001, we have experienced a reduction in and push out of demand for our GaAs semiconductors. In addition, since the fourth quarter of 2000 and through the beginning of the third quarter of 2001, three of our largest customers, Lucent, Nortel and Marconi, issued press releases discussing the slow down in telecom spending which has resulted in reduced demand for their products and major reductions in their work forces. Our orders from these major customers fell significantly in the first half of 2001. While we have since seen some limited recovery in orders for our mobile wireless products, we expect this slow down in telecom spending to continue in the near term based on customer forecasts for the purchase of our products. The greater the slowdown in demand becomes, the more significant the potential negative impact on our sales, earnings, inventory valuations and cash flow.

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

  •
  continued slow down in capital spending by communications service providers;

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

  •
  continued excessive inventories held by our customers or end-users;

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

  •
  continued reduction or loss of customer orders due to economic and business factors affecting our customers;

  •
  should we begin to acquire technologies and businesses, the risks inherent in these acquisitions, including the timing and successful completion of technology and product development through volume production, integration issues, costs and unanticipated expenditures, change relationships with customers, suppliers and strategic partners, potential contractual, intellectual property or employment issues, accounting treatment and charges, and the risks that the acquisition cannot be completed successfully or that anticipated benefits are not realized;

  •
  increased warranty claims;

  •
  continued poor economic and market conditions in our industry; and

  •
  general economic and market conditions.

Due to all of the foregoing factors, and the other risks discussed in this report, you should not rely on period-to-period comparisons of our operating results as an indication of future performance.

An increasing percentage of our sales are being generated by the sale of fixed wireless products which is an emerging market.

We have had significant growth in our sales of fixed wireless products, which represented 18% of our sales in the first half of 2001 versus 3% of sales in the year 2000. Fixed wireless networks are an emerging market and in many cases, the business model of the service providers is unproven as the networks are just beginning to be deployed. In addition, a portion of the equipment we are selling is going into trial networks and the service providers have not yet decided on the actual type of equipment they will deploy. In other cases, we sell to small service providers with limited financial resources. Due to all of these factors, there are significant risks associated with our ability to continue to achieve fixed wireless sales and in our ability to continue to grow fixed wireless sales. In addition, we must purchase inventory to support our forecasted sales and provide 30 to 60 day account receivable terms to our customers. As a result, there is risk that we will not be able to sell the inventory purchased or collect on all of the outstanding receivables, the write-off of which would reduce our profitability.

If we are unable to respond to the rapid technological changes taking place in our industry, our existing products could become obsolete and we could face difficulties making future sales.

The markets in which we compete are characterized by rapidly changing technologies, evolving industry standards and frequent improvements in products and services. If the technologies supported by our products become obsolete or fail to gain widespread acceptance, as a result of a change in industry standards or otherwise, we could face difficulties making future sales.

We must continue to make significant investments in research and development to seek to develop product enhancements, new designs and technologies on a cost effective basis. If we are unable to develop and introduce new products or enhancements in a timely manner in response to changing market conditions or customer requirements, or if our new products do not achieve market acceptance, our sales could decline. Additionally, initial lower margins are typically experienced with new products under development.

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

For the past six months, the demand for telecom equipment has been very soft and is projected to continue during the second half of the year 2001 and potentially beyond. If the markets for our products in fiber optic, broadband cable or wireless communications decline, fail to grow, or grow more slowly than we anticipate, the use of our products may be reduced and our sales could suffer.

If we fail to accurately forecast component and material requirements for our manufacturing facilities, we could incur additional costs or experience manufacturing delays.

We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. Lead times for components and materials that we order vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. For substantial increases in production levels, some suppliers may need six months or more lead time. As a result, we may be required to make financial commitments in the form of purchase commitments. We lack visibility into the finished goods inventories of our customers and the end-users. This lack of visibility impacts our ability to accurately forecast our requirements. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. An additional risk for potential excess inventory results from our volume purchase commitments with certain material suppliers, which can only be reduced in certain circumstances. Additionally, if we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our sales and profitability. As we broaden our product lines we must purchase a wider variety of components to utilize in our manufacturing processes. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility of customer acceptance and potential competition. Both of these factors will contribute a higher level of inventory risk in our near future.

We depend on single or limited source suppliers for some of the key components and materials in our products, which makes us susceptible to supply shortages or price fluctuations that could adversely affect our operating results.

We typically purchase our components and materials through purchase orders, and we have no guaranteed supply arrangements with any of our suppliers. We currently purchase several key components and materials used in the manufacture of our products from single or limited source suppliers. In the event one of our sole source suppliers is unable or unwilling to sell us material components this could have a significant adverse effect on the Company. Additionally, we may fail to obtain required components in a timely manner in the future. We may also experience difficulty identifying alternative sources of supply for the components used in our products. We would experience delays if we were required to test and evaluate products of potential alternative suppliers. Furthermore, financial or other difficulties faced by our suppliers or significant changes in demand for the components or materials they supply to us could limit the availability of those components or materials to us. In addition, the majority of our semiconductor products are packaged in The Philippines and Hong Kong. Political and economic instability and changes in governmental regulations in these areas as well as the United States could affect the ability of our overseas vendors to package our products. Any interruption or delay in the supply of our required components, materials or services, or our inability to obtain these components, materials or services from alternate sources at acceptable prices and within a reasonable amount of time, could impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

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

We have also identified the following additional risks which are described in detail in our Form 10-K for the year ended December 31, 2000:

  i.
  If the Internet does not continue to expand and broadband communications technologies are not deployed to satisfy any increased future bandwidth requirements, sales of our products may decline.

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

  v.
  Claims that we are infringing third-party intellectual property rights may result in costly litigation.

  vi.
  The variability of our manufacturing yields may affect our gross margins.

  vii.
  Changes in the regulatory environment of the communications industry may reduce the demand for our products.

  viii.
  Our future profitability could suffer from known or unknown liabilities that we retained when we sold parts of our company.

  ix.
  If we fail to comply with environmental regulations we could be subject to substantial fines.

  x.
  If RF emissions pose a health risk, the demand for our products may decline.

  xi.
  Our manufacturing facilities are concentrated in an area susceptible to earthquakes.

  xii.
  Our stock price is highly volatile.

  xiii.
  Our business experiences seasonality.

  xiv.
  We may need to raise additional capital in the future through the issuance of additional equity or convertible debt securities or by borrowing money, and additional funds may not be available on terms acceptable to us.

  xv.
  Our business operations may be effected by any future California utility outages.

  xvi.
  Our controlling stockholder has the ability to take action that may adversely affect our business, our stock price and our ability to raise capital.

  xvii.
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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 23, 2001.

(a)
At the Annual Meeting, the Shareholders elected each of the following nominees as directors, each to serve for a one-year term and to hold office until their successors are duly elected and qualified. The vote for each director was as follows:

Nominee	For	Withheld
Malcolm J. Caraballo	50,530,245	41,060
W. Dexter Paine, III	50,505,257	66,048
J. Thomas Bentley	49,624,295	947,010
Saul A. Fox	49,617,045	954,260
Jason B. Hurwitz	49,617,045	954,260
James R. Kroner	49,617,045	954,260
Christopher B. Paisley	50,537,695	33,610
Charles E. Robinson	50,537,695	33,610
Wray T. Thorn	50,537,795	33,510
(b)
At the Annual Meeting, the Shareholders adopted the following resolutions by the respective votes indicated:

(1)
To approve the Company's 2001 Employee Stock Purchase Plan.

For	Against	Abstain
50,399,996	163,092	8,217
  (2)
  To ratify the appointment of Arthur Andersen LLP as the independent auditors for the Company for the fiscal year ending December 31, 2001.

For	Against	Abstain
50,538,857	20,670	11,778

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Not applicable

(b)
Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the second quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 13th day of August 2001.

WJ COMMUNICATIONS, INC. (Registrant)
Date August 13, 2001	By:	/s/ MALCOLM J. CARABALLO Malcolm J. Caraballo President and Chief Executive Officer (principal executive officer)
Date August 13, 2001	By:	/s/ WILLIAM T. FREEMAN William T. Freeman Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

QuickLinks

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS
WJ COMMUNICATIONS, INC. QUARTERLY REPORT ON FORM 10-Q THREE MONTHS AND SIX MONTHS ENDED JULY 1, 2001 TABLE OF CONTENTS
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
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SIGNATURES