Form 10-Q
period 2001-09-30
WJ COMMUNICATIONS INC
filed 2001-11-13
CIK 105006

FORM 10–Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-31337

WJ COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94–1402710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 River Oaks Parkway, San Jose, California	95134
(Address of principal executive offices)	(Zip Code)

(408) 577-6200
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒.     No  ☐.

As of November 2, 2001 there were 55,870,154 shares outstanding of the registrant’s common stock, $0.01 par value.

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, the Annual Report on Form 10-K, the annual report, press releases and certain information provided periodically in writing or orally by the Company’s officers, directors or agents contain certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecasted in the forward-looking statements. In addition, the forward-looking events discussed in this quarterly report might not occur. These risks and uncertainties include, among others, those described in the section of this report entitled “Risk Factors that May Affect Future Results.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission. We assume no obligation to update or revise the forward-looking statements or risks and uncertainties to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

WJ COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30,	Sept 29,	Sept 30,	Sept 29,
	2001	2000	2001	2000
Sales
Fiber Optics	$2,406	$15,587	$7,272	$34,043
Wireless	10,114	13,452	25,195	29,600
Semiconductor	2,938	5,911	15,737	15,985
Total sales	15,458	34,950	48,204	79,628

Cost of goods sold	12,721	21,917	47,008	49,458
Gross profit	2,737	13,033	1,196	30,170
Operating expenses:
Research and development	3,722	4,821	13,483	13,585
Selling and administrative	3,514	4,773	10,869	11,061
Amortization of deferred stock compensation (*)	143	330	527	847
Restructuring charge	9,797	—	9,797	—
Recapitalization merger and other	—	—	—	35,453
Total operating expenses	17,176	9,924	34,676	60,946
Income (loss) from operations	(14,439)	3,109	(33,480)	(30,776)
Interest income	587	734	2,594	2,051
Interest expense	(44)	(794)	(185)	(3,069)
Other income (expense)—net	345	(176)	697	(867)
Gain on dispositions of real property	—	—	325	808
Income (loss) from continuing operations before income taxes	(13,551)	2,873	(30,049)	(31,853)
Income tax provision (benefit)	(4,411)	950	(11,010)	(8,424)
Income (loss) from continuing operations	(9,140)	1,923	(19,039)	(23,429)
Discontinued operations:
Income from discontinued operations, net of income taxes of $91	—	—	—	212
Gains on disposition, net of income taxes of $20,471	—	—	—	30,706
Income (loss) before extraordinary item	(9,140)	1,923	(19,039)	7,489
Extraordinary item, net of income taxes of $1,250	—	(2,050)	—	(2,050)
Net income (loss)	(9,140)	(127)	(19,039)	5,439
Assumed preferred stock dividend -beneficial conversion	—	(9,982)	—	(9,982)
Net loss available for common shareholders	$(9,140)	$(10,109)	$(19,039)	$(4,543)

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30, 2001	Sept 29, 2000	Sept 30, 2001	Sept 29, 2000
Basic per share amounts:
Loss from continuing operations	$(0.16)	$(0.16)	$(0.34)	$(0.51)
Discontinued operations:
Income from operations, net of taxes	—	—	—	—
Gain on disposition, net of taxes	—	—	—	0.46
Extraordinary item, net of taxes	—	(0.04)	—	(0.03)
Net loss	$(0.16)	$(0.20)	$(0.34)	$(0.07)
Basic average shares	55,814	51,176	55,566	66,093

Diluted per share amounts:
Loss from continuing operations	$(0.16)	$(0.16)	$(0.34)	$(0.51)
Discontinued operations:
Income from operations, net of taxes	—	—	—	—
Gain on disposition, net of taxes	—	—	—	0.46
Extraordinary item, net of taxes	—	(0.04)	—	(0.03)
Net loss	$(0.16)	$(0.20)	$(0.34)	$(0.07)
Diluted average shares	55,814	51,176	55,566	66,093

(*) Amortization of deferred stock compensation is excluded from the following expenses:
Cost of goods sold	12	22	47	62
Research and development	31	35	103	191
Selling and administrative	100	273	377	594
	$143	$330	$527	$847

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30,	Sept 29,	Sept 30,	Sept 29,
	2001	2000	2001	2000
Net income (loss)	$(9,140)	$(127)	$(19,039)	$5,439
Other comprehensive income:
Unrealized holding gains (losses) on securities arising during period	46	—	372	(6)
Less: reclassification adjustment for gains (losses) included in net income (loss)	18	—	355	(209)
Net unrealized holding gains on securities	28	—	17	203
Comprehensive income (loss)	$(9,112)	$(127)	$(19,022)	$5,642

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2001	2000
	(Unaudited)	(See Note 1)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$30,775	$48,970
Short-term investments	26,256	40,815
Receivables, net	9,009	22,549
Inventories	14,473	14,457
Deferred income taxes	7,164	5,314
Other	6,317	4,042
Total current assets	93,994	136,147

PROPERTY, PLANT AND EQUIPMENT, net	32,880	29,260

OTHER ASSETS	6,072	2,091
	$132,946	$167,498

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,179	$18,424
Accrued liabilities	7,105	6,921
Income taxes	35	11,925
Total current liabilities	13,319	37,270

Restructuring accrual	6,536	—
Other long-term obligations	11,151	10,840
Total liabilities	31,006	48,110

STOCKHOLDERS’ EQUITY:
Common stock	558	552
Additional paid-in capital	177,871	178,736
Retained deficit	(75,741)	(56,702)
Deferred stock compensation	(769)	(3,202)
Other comprehensive income	21	4
Total stockholders’ equity	101,940	119,388
	$132,946	$167,498

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,	September 29,
	2001	2000
OPERATING ACTIVITIES:
Net income (loss)	$(19,039)	$5,439
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Recapitalization merger costs	—	35,453
Depreciation and amortization	4,106	2,169
Extraordinary item, net of taxes	—	2,050
Amortization of deferred financing costs	21	—
Net gain on disposals of property, plant and equipment	(395)	(67)
Deferred income taxes	(8,029)	1,594
Restructuring costs	9,797	—
Amortization of deferred stock compensation	527	847
Provision (reduction) in allowance for doubtful accounts	(500)	941
Write-offs of uncollectible accounts to allowance	(207)	—
Provision for excess and obsolete inventory	6,567	1,267
Net results of discontinued operations and gains on disposal	—	(30,918)
Net changes in:
Receivables	14,248	(9,389)
Inventories	(6,584)	(10,473)
Other assets	(1,313)	6,855
Accruals, payables and income taxes	(22,072)	(2,158)
Net cash provided (used) by continuing operating activities	(22,873)	3,610
Net cash used by discontinued operations	—	(12,569)
Net cash used by operating activities	(22,873)	(8,959)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,294)	(9,035)
Purchase of short-term investments	(53,056)	—
Proceeds from sale of short-term investments	66,520	43,080
Proceeds from sale of discontinued operations	—	62,288
Proceeds on real property sales and asset retirements	504	162
Net cash provided by investing activities	3,674	96,495

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	40,000
Payments on long-term borrowings and financing costs	(43)	(40,125)
Net proceeds from issuances of common stock	1,047	160,297
Repurchase of common stock	—	(270,222)
Recapitalization merger costs	—	(35,453)
Net cash provided (used) by financing activities	1,004	(145,503)
Net decrease in cash and equivalents	(18,195)	(57,967)
Cash and equivalents at beginning of period	48,970	131,065
Cash and equivalents at end of period	$30,775	$73,098

Other cash flow information:
Assumed preferred stock dividend – beneficial conversion	$—	$9,982
Income taxes paid	9,819	6,897
Interest paid	244	2,759

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of WJ Communications, Inc. (the “Company”) for the fiscal year ended December 31, 2000, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001.

The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.     ORGANIZATION AND OPERATIONS OF THE COMPANY

WJ Communications, Inc. (formerly Watkins-Johnson Company, the “Company”) was founded in 1957 in Palo Alto, California. The Company was originally incorporated in California and reincorporated in Delaware in August 2000. For more than 30 years, the Company developed and manufactured microwave devices for government electronics and space communications systems used for intelligence gathering and communication. In 1996, the Company began to develop commercial applications for its military technologies. The Company’s continuing operations design, develop and manufacture innovative, high quality broadband communications products that enable voice, data and image transport over fiber optic, broadband cable and wireless communications networks around the world. The Company’s products are comprised of advanced, highly functional components and integrated assemblies which address the radio frequency challenges faced by both current and next generation broadband communications networks. The Company’s products are used in the network infrastructure supporting and facilitating mobile communications, broadband high speed data transmission and enhanced voice services. The Company previously operated through other segments and has treated its former Government Electronics, Semiconductor Equipment and Telecommunication segments as discontinued operations. All segments classified as discontinued operations were divested by March 31, 2000.

On October 25, 1999, an affiliate of Fox Paine entered into a recapitalization merger transaction with the Company. The recapitalization merger transaction was the culmination of a strategy implemented by the predecessor Board of Directors in February 1999 to seek to maximize shareholder value by pursuing the sale of the Company in its entirety or as separate business groups. The predecessor Board decided to divest the microwave products group in 1997, the semiconductor products group in 1999 and the telecommunications group in early 2000, in some cases along with associated real estate assets. The Company replaced the majority of its senior management and its entire Board of Directors upon the closing of the recapitalization merger on January 31, 2000. Since the recapitalization merger, the Company has been focused exclusively on providing product solutions that enable and facilitate the development of fiber optic, broadband cable and wireless network infrastructure. In April 2000, the Company changed its name from Watkins-Johnson Company to WJ Communications, Inc. to highlight its focus on the commercial broadband communications markets. The Company reincorporated in Delaware and effected a 3-for-2 stock split on August 15, 2000. The Company completed its initial public offering (“IPO”) on August 18, 2000. Net proceeds from the IPO were approximately $88.4 million after deducting underwriters’ discounts and commissions and expenses.

In the recapitalization merger, FP-WJ Acquisition Corp., a newly-formed corporation wholly-owned by Fox Paine, merged into the Company. All of our pre-recapitalization shareholders except, with respect to a portion of its shares, a family trust of which Dean A. Watkins is a co-trustee and beneficiary, became entitled to receive cash in exchange for their shares of the pre-recapitalization common stock. Dr. Watkins is the Company’s co-founder and was the Chairman of its Board of Directors at the time of the recapitalization merger. As a result of the rollover of a portion of the interest in the Company’s equity held by Dr. Watkins’ trust pursuant to an agreement entered into with the trust at the time the Company entered into the merger agreement, the Company was able to account for the merger as a recapitalization for financial accounting purposes. In addition, the rollover provided the trust with a tax benefit, in that the rollover shares were not retired for cash or otherwise.

The Company’s statement of operations includes the costs of the recapitalization merger as an expense. In addition, as a result of the continuing significant ownership interest of the pre-recapitalization stockholders, no adjustments were made to the historical carrying amounts of our assets and liabilities as a result of the recapitalization merger. Furthermore, the premium paid in cash to stockholders in excess of that historical cost is shown as a reduction of stockholders’ equity.

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

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS—Cash and equivalents consist of money market funds and commercial paper acquired with remaining maturity periods of 90 days or less and are stated at cost plus accrued interest which approximates market value. Short-term investments consist primarily of high-grade debt securities (A rating or better) with maturity greater than 90 days from the date of acquisition and are classified as available-for-sale. Short-term investments classified as available-for-sale are reported at fair market value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity, net of tax, until realized.

INVENTORIES—Inventories are stated at the lower of cost, using average-cost basis, or market. Cost of inventory items is based on purchase and production cost. Provisions, when required, are made to reduce excess inventories to their estimated net realizable values. It is possible that estimates of net realizable values can change in the near term. During the first quarter of 2001, the Company recorded a $6.6 million provision for excess and obsolete inventory largely related to inventory ordered to build base station products for the Company’s largest mobile wireless customer. Inventory levels of this product were purchased based on this customer’s forecasted demand which had since been dramatically revised downward. In addition, given the overall slowdown in market demand, the Company made provisions for other product lines where customer forecasts have significantly declined. Since the first quarter of 2001, approximately $4.4 million of the Company’s previously reserved inventory was consumed by the Company’s largest mobile wireless customer. This decrease in the reserve was offset by additional provisions for other product lines where customer demand has significantly weakened. In total, the amount of the Company’s provision for excess and obsolete inventory remained unchanged since the first quarter of 2001. Inventories, net of reserves for excess and obsolete amounts and loss contracts, at September 30, 2001 and December 31, 2000 consisted of the following (in thousands):

	September 30,	December 31,
	2001	2000
Finished goods	$3,651	$1,367
Work in progress	1,885	4,413
Raw materials and parts	8,937	8,677
	$14,473	$14,457

REVENUE RECOGNITION—Revenues from product sales are recognized when all of the following conditions are met:  the product has been shipped, the Company has the right to invoice the customer at a fixed price, the collection of the receivable is probable and there are no significant obligations remaining. Generally, title passes upon shipment of the Company’s products. Beginning in March 2000, the Company’s contract with a significant customer converted to a consignment arrangement under which title to certain of the Company’s products does not pass until this significant customer utilizes the Company’s products in its production processes. A second significant customer converted its purchases of certain products to a similar consignment arrangement in October, 2000. As a consequence, revenue is recognized on these contracts only when these customers notify the Company of product consumption. In addition to the Company’s own sales efforts, the Company uses distributors to sell semiconductor products. Revenues from these distributors are recognized upon shipment based on the following factors:  the sales price is fixed and determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributors have separate economic substance, the Company has no obligation with respect to the resale of the distributors’ inventory, and the Company believes it can reasonably estimate the potential returns from its distributors based on their history and its visibility in the distributors’ success with its products and into the market place in general. During the quarter ending July 1, 2001, the Company began using two distributors for sales of certain fixed wireless products. Lacking history with these new distributors, the Company is recording revenue on these fixed wireless products at the time of the distributors’ sale to the ultimate end customer.

Any anticipated losses on contracts are charged to earnings when identified. The Company provides a warranty on standard products and components and products developed for specific customers or program applications. Such warranty generally ranges from 12 to 24 months. The Company estimates the cost of warranty based on its historical field return rates.

The Company depends on a small number of customers for a majority of its sales. During the three months ended September 30, 2001, the Company had three customers which each accounted for more than 10% of its sales and in aggregate accounted for 53% of its sales. For the three months ended September 29, 2000, the Company had two customers which each accounted for more than 10% of its sales and in aggregate accounted for 73% of its sales. During the nine months ended September 30, 2001, the Company had four customers which each accounted for more than 10% of its sales and in aggregate accounted for 58% of its sales.  For the nine months ended September 29, 2000, the Company had two customers which each accounted for more than 10% of its sales and in aggregate accounted for 71% of its sales.

INCOME TAXES—The condensed consolidated financial statements include provisions for deferred income taxes using the liability method for transactions that are reported in one period for financial accounting purposes and in another period for income tax purposes. Deferred tax assets are recognized when management believes realization of future tax benefits of temporary differences is more likely than not. In estimating future tax consequences, generally all expected future events are considered (including available carryback claims), other than enactment of changes in the tax law or rates. Valuation allowances are established for those deferred tax assets where management believes it is not more likely than not such assets will be realized.

PER SHARE INFORMATION—Basic earnings per share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised or converted into common stock, however, such adjustments are excluded when they are considered anti-dilutive.

FISCAL YEAR—The Company’s fiscal year ends on December 31st of each year. The three months and nine months ended September 30, 2001 and September 29, 2000 each included 13 weeks and 39 weeks, respectively.

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

STOCK-BASED COMPENSATION—The Company accounts for stock-based compensation granted to employees and directors under the intrinsic value method as defined in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”

RECENT ACCOUNTING PRONOUNCEMENTS—The Financial Accounting Standards Board, or FASB, has issued Statement of Financial Accounting Standard (“SFAS”) No.133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133.” These Statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains and losses resulting from changes in the fair market values of those derivative instruments would be accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. SFAS No. 133 became effective January 1, 2001. The Company does not currently utilize any derivative instruments and therefore adoption of SFAS No. 133 did not have a material impact on its financial statements.

On June 29, 2001, the FASB approved for issuance SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Intangible Assets”. Major provisions of these Statements are as follows:  all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization. The adoption of SFAS No. 142 in January 2002 will not have a material impact on the Company’s financial statements.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 with early applications permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

4.     EARNINGS PER SHARE CALCULATION

Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods.

Earnings per share calculation for continuing operations are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	Sept 30,	Sept 29,	Sept 30,	Sept 29,
	2001	2000	2001	2000
Income (loss) from continuing operations	$(9,140)	$1,923	$(19,039)	$(23,429)
Assumed preferred stock dividend - beneficial conversion	—	(9,982)	—	(9,982)
Loss available to common shareholders from continuing operations (numerator)	$(9,140)	$(8,059)	$(19,039)	$(33,411)

Denominator for basic per share:
Weighted average shares outstanding	55,814	51,176	55,566	66,093

Denominator for diluted per share:
Weighted average shares outstanding	55,814	51,176	55,566	66,093
Effect of dilutive stock options	—	—	—	—
Diluted average common shares	55,814	51,176	55,566	66,093

Basic loss per share from continuing operations	$(0.16)	$(0.16)	$(0.34)	$(0.51)
Diluted loss per share from continuing operations	$(0.16)	$(0.16)	$(0.34)	$(0.51)

For the three months and nine months ended September 30, 2001, the incremental shares from the assumed exercise of 9,129,668 and 11,051,003 stock options respectively were not included in computing the dilutive per share amounts because continuing operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive. For the three months and nine months ended September 29, 2000, the incremental shares from the assumed exercise of 10,698,000 and 9,674,000 stock options, respectively, were not included in computing the dilutive per share amounts because continuing operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive.

5.     DEFERRED STOCK COMPENSATION

In conjunction with the issuance of certain stock options in 2000, 14,277,795 options were granted at an average exercise price of $1.37 per share which was equal to the weighted average fair value of $1.37 per share at the date of grant. This fair value was determined by using the same fair value used in the recapitalization merger transaction which was completed in January, 2000. Additionally, the Company granted 791,000 options where the weighted average exercise price of $5.31 per share was less than the deemed weighted average fair value of $10.08 per share. In addition, the Company sold 81,000 shares of common stock where the weighted average sales price of $3.82 per common share was less than the deemed weighted average fair value of $9.51 per share. The Company has recorded deferred stock compensation in the aggregate amount of $2,338,000, net of forfeitures, representing the differential between the deemed fair value of the Company’s common stock and the exercise price at the date of grant for options or date of sale for stock purchases. The Company is amortizing this amount using the straight line method over the vesting period of the options granted. The Company recorded $143,000 and $527,000 of deferred stock compensation expense for the three months and nine months ended September 30, 2001, respectively, in the accompanying financial statements. Subsequent to the Company’s IPO, the fair market value of the stock for purposes of issuing common stock options is based upon the market price of the Company’s stock on the date of grant.  The Company’s stock option plans (“Plans”) provide that options granted under the Plans will have a term of no more than 10 years. Options granted under the Plans have vesting periods ranging from immediate to 9 years. The provisions of the Plans provide that under certain circumstances, such as a change in control, the achievement of certain performance objectives, or certain liquidity events, the outstanding option may be subject to accelerated vesting.

6.     DEBT

In December of 2000, the Company entered into a $25.0 million revolving credit facility (“Revolving Facility”) with a bank. The Revolving Facility matures on December 31, 2003 and contains a $15.0 million sub-limit to support letters of credit. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at the Company’s option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires that the Company maintain certain financial ratios and contains limitations on, among other things, the Company’s ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission. The Company was in compliance with these covenants as of September 30, 2001.  The Revolving Facility is secured by substantially all of the Company’s assets. As of September 30, 2001, there were no outstanding borrowings under the Revolving Facility.

7.     SEVERANCE COSTS

During the first nine months of 2001, the Company incurred severance costs of approximately $1.3 million related to a reduction of approximately 140 employees, all of whom were terminated and all amounts accrued were paid by November 2, 2001.

8.     RESTRUCTURING CHARGE

In September 2001, the Company decided to abandon a new leased facility based on revised anticipated demand for its products and current market conditions. This excess facility, for which the Company has a ten year commitment, is located adjacent to the Company’s current corporate headquarters and was originally developed to house additional administrative and corporate offices to accommodate planned expansion. This decision has resulted in a pre-tax lease loss of $7.2 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and a pre-tax asset impairment charge of $2.6 million on tenant improvements deemed no longer realizable. In determining this estimate, the Company has made certain assumptions with regards to its ability to sub-lease the space and has reflected off-setting assumed sub-lease income in line with the Company’s best estimate of current market conditions. Should there be a significant change in those market conditions, the ultimate loss could be higher and such amount could be material. The Company has signed one tenant to cover a portion of the excess leased space. Any sub-lease tenants are subject to the landlord’s consent. The lease loss is an estimate under SFAS No. 5 “Accounting for Contingencies” and represents the low end of the range and adjustments will be made in future periods, if necessary, based upon the then current actual events and circumstances. The Company has estimated that the high end of the lease loss could be $10.7 million if operating lease rental rates continue to decrease or should it take longer than expected to find a suitable tenant or tenants to sublease the facility.

The following table summarizes restructuring charges recorded during the third quarter of 2001 (in millions):

	Lease Loss	Asset Impairment
Restructuring charges	$7.2	$2.6
Cash charges	(0.2)	—
Non-cash charges	.0	(2.6)
Accrual balance as of September 30, 2001	$7.0	$—

Total cash outlay for the restructuring is expected to be $7.2 million, with $7.0 million accrued at September 30, 2001 and approximately $200,000 paid out in the three months ended September 30, 2001. Of the balance in accrued liabilities as of September 30, 2001, the Company expects approximately $550,000 of the lease loss to be paid out over the next twelve months, and the remaining $6.5 million to be paid out over the remaining life of the lease of approximately nine years.

9.     ASSUMED BENEFICAL CONVERSION OF PREFERRED STOCK

In July, 2000, the Company sold 1,498,800 shares of its Series A Preferred Stock to one strategic investor and one financial investor. Net proceeds from the sales totaled approximately $11.2 million. Under the terms of the Series A Preferred Stock, the shares converted into common stock of the Company simultaneous with the Company’s IPO in August, 2000. In connection with this conversion, the Company recorded a $10 million non-cash preferred stock dividend based on an assumed beneficial conversion during the three and nine month period ended September 29, 2000.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Special Notice Regarding Forward-Looking Statements. The following discussion and analysis contains forward-looking statements including financial projections, statements as to the plans and objectives of management for future operations, and statements as to our future economic performance, financial condition or results of operations. These forward-looking statements are not historical facts but rather are based on current expectations, estimates, projections about our industry, our beliefs and our assumptions. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements.  Our actual results may differ materially from those projected in these forward-looking statements as a result of a number of factors, including, but not limited to, the continuation or worsening of poor economic and market conditions in our industry and in general, technological innovation in the wireless and fiber optic communications markets, the availability and the price of raw materials and components used in our products, the demand for wireless and fiber optic systems and products generally as well as those of our customers and changes in our customer’s product designs.Readers of this report are cautioned not to place undue reliance on these forward-looking statements.

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes and other disclosures included elsewhere in this Form 10-Q and our Annual Report filed on Form 10-K. Except for historic actual results reported, the following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. See “Special Notice Regarding Forward-looking Statements” above and “Risk Factors That May Affect Future Results” below for a discussion of certain factors that could cause future actual results to differ from those described in the following discussion.

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

When we began our operations in the broadband commercial communications market, we initially benefited from significant increases in spending on capital equipment by communications service providers. However, during the first nine months of 2001, several of our major customers have significantly delayed purchases of and reduced their demand for our fiber optic, wireless and semiconductor products. The primary reason for these delays and reductions in their recent and forecasted demand is an overall slowdown in capital spending by communication service providers. We believe that this slow down relates to two primary causes. First, our customers have indicated that there has been a significant build up of their inventory as well as a significant build up of uninstalled equipment at communication service providers. We believe that numerous service providers have reduced their capital expenditures until they have installed their excess inventory of equipment, which they have already purchased, and begin generating revenue from this uninstalled equipment. In addition, based on the slow down in capital expenditures, our customers are attempting to reduce their inventory levels. Secondly, we believe that numerous early stage communication service providers, who have previously been able to access the capital markets, are having difficulties in finding new sources of capital and in certain instances these companies have filed for bankruptcy. In addition, several of the more established service providers financed the build out of their networks with debt.  Many of these service providers have shifted their focus to debt reduction and profitability enhancement. As a result, we believe that these companies have had to greatly reduce their capital expenditures. This reduction in capital expenditures is being accentuated by the general economic slowdown, which is having a negative impact on communication service providers’ revenues and profitability.

On a long-term basis, we believe that the demand for broadband communications equipment and our products will increase. Throughout 2001, we have introduced several new products in each of our three product categories. These new products will further position us to benefit from the roll-out of the following broadband communications technologies:  OC-192 and OC-768 for both the metro and long haul fiber optics markets, and 2.5G and 3G wireless. During the first nine months of 2001, we introduced over ten new fiber products including OC-192 modulator drivers, clock amplifiers and filter products. We have received purchase orders from over twenty customers for various of these new fiber optic products. Also during the first nine months of 2001, we introduced over thirty new semiconductor products primarily targeted at wireless infrastructure and fixed wireless applications. During the third quarter of 2001, we had 15 new socket wins at major OEMs. Additionally, during the first half of 2001, we also expanded our thin film capabilities by introducing a new aluminum nitride process. While customer interest and our new orders are encouraging, there is no assurance that our overall sales will improve in the near future.

Our manufacturing operations are highly automated which has required us to make significant investments in equipment and fixed overhead. As a result, the volume of product we produce and sell has a significant impact on our gross profit margin. Until demand increases, the slow down in spending on broadband communications equipment will negatively impact our gross margin. In addition, we typically generate lower gross margin on new product introductions. Over time, we typically become more efficient relative to new products through learning and increased volumes as well as through introducing lower cost elements to the product designs. We expect our new product introductions to continue to be a higher percentage of our sales mix, which will continue to have a temporary negative impact on our gross margin. As we broaden our product lines we must purchase a wider variety of components to utilize in our manufacturing processes. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility and predictability of customer demand and potential competition. Both of these factors will contribute a higher level of inventory risk in our near future.

Over the course of 2001, we have taken aggressive steps designed to more closely align our production costs with our customers’ current forecasted demand for our products. As part of this effort, we have reduced our workforce and our senior management is foregoing salary increases in 2001. During the first half of 2001, we incurred severance related costs of approximately $500,000 related to workforce reductions. In the third quarter of 2001, we initiated further reductions of our existing workforce of approximately 20% and incurred severance costs of approximately $764,000. We have also saved an additional $1.0 million during the third quarter of 2001 by reducing non-employee costs including sales and marketing, general and administrative, and overhead expenses. In addition to our cost reduction efforts, we have abandoned our excess facility and recorded a pre-tax restructuring charge of $9.8 million (see Note 8 of the “Notes to Condensed Consolidated Financial Statements”).  This abandonment reduced our selling and administrative expenses by approximately $130,000 in the third quarter of 2001 and will reduce our selling and administrative expenses by approximately $250,000 per quarter starting in the fourth quarter of 2001. While our continuing efforts are expected to further reduce our expense levels, we still have a significant amount of fixed manufacturing cost that these efforts will not impact.

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

We depend on a small number of customers for a majority of our sales. During the three months ended September 30, 2001, we had three customers which each accounted for more than 10% of our sales and in aggregate accounted for 53% of our sales. For the three months ended September 29, 2000, we had two customers which each accounted for more than 10% of our sales and in aggregate accounted for 73% of our sales. During the nine months ended September 30, 2001, we had four customers which each accounted for more than 10% of our sales and in aggregate accounted for 58% of our sales.  For the nine months ended September 29, 2000, we had two customers which each accounted for more than 10% of our sales and in aggregate accounted for 71% of our sales. We have diversified our customer base over the last few years and we have expanded our product offering from wireless mobile infrastructure products to include fiber optic, broadband cable and fixed wireless access products and intend to further diversify our customer base and product offering in the future. However, we anticipate that we will continue to sell a majority of our products to a relatively small group of customers. In addition, most of our sales result from purchase orders or contracts that can be cancelled on short-term notice. Delays in manufacturing or supply procurement or other factors, including general market slow downs, have and could potentially cause cancellation, reduction or delay in orders by or in shipments to a significant customer. Since the fourth quarter of 2000 we have experienced a sequential reduction in demand for our wireless base station and OC-192 fiber optic products which has continued into the second half of 2001. Also, during the first nine months of 2001, we have experienced a reduction in and push out of demand for our GaAs semiconductors. In addition, since the fourth quarter of 2000 and through the beginning of the fourth quarter of 2001, three of our largest customers, Lucent, Nortel and Marconi, issued press releases discussing the slow down in telecom spending which has resulted in reduced demand for their products and major reductions in their work forces. Our orders from these major customers fell significantly in the first nine months of 2001. While we have since seen some limited recovery in orders for our mobile wireless products, we expect this slow down in telecom spending to continue in the near term based on customer forecasts for the purchase of our products. The greater the slowdown in demand becomes, the more significant the potential negative impact on our sales, earnings, inventory valuations and cash flow.

Revenues from product sales are recognized when all of the following conditions are met: the product has been shipped, we have the right to invoice the customer at a fixed price, the collection of the receivable is probable and there are no significant obligations remaining. Generally, title passes upon shipment of our products. Beginning in March 2000, our contract with Lucent converted to a consignment arrangement under which title to certain of our products does not pass until Lucent utilizes these products in its production processes. As a consequence, we recognize revenue on this contract only when Lucent notifies us of product consumption. Nortel converted its purchases of certain products to a similar consignment arrangement in October, 2000. As a consequence, we recognize revenue on these contracts only when they notify us of product consumption. In addition to our internal sales efforts, we use distributors to sell semiconductor products. Revenues from distributors are recognized upon shipment based on the following factors:  our sales price is fixed and determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributors have separate economic substance, we have no obligation with respect to the resale of the distributors’ inventory, and we believe we can reasonably estimate the potential returns from our distributors based on their history and our visibility in the distributors’ success with its products and into the market place in general. During the quarter ending July 1, 2001, the Company began using two distributors for sales of certain fixed wireless products. Lacking history with these new distributors, we are recording revenue on these fixed wireless products at the time of the distributors’ sale to the ultimate end customer. We provide a warranty on standard products and components and products developed for specific customer or program applications. Such warranty generally ranges from 12 to 24 months. We estimate the warranty cost based on our historical field return rates. We include warranty expense related to these products in cost of goods sold.

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

Restructuring Charge

Restructuring charge reflects our decision to abandon a new leased facility based on revised anticipated demand for our products and current market conditions. It is comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge on tenant improvements. In determining this estimate, we have made certain assumptions with regards to our ability to sub-lease the space and have reflected off-setting assumed sub-lease income in line with our best estimate of current market conditions.

Recapitalization Merger and Other

Recapitalization merger and other expense is a non-recurring expenditure comprised of employee retention and severance compensation, legal, professional and other costs associated with our recapitalization merger and the sale of our telecommunications group.

CURRENT OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 29, 2000

Sales – Sales for the three months ended September 30, 2001 were $15.5 million, a decrease of $19.5 million or 56% from sales of $35.0 million in the three months ended September 29, 2000. This decline in sales resulted primarily from a decrease in our fiber optic sales of OC-192 oscillators for use in long haul fiber optic systems as well as to a decline in the sale of our semiconductor products. Fiber optic sales decreased 85% to $2.4 million as our third quarter 2001 sales continued to be impacted by the overall weakness in the long haul fiber optic market. The decline in our sales of OC-192 oscillators was, to a limited extent, offset by sales of our recently introduced fiber optic products. Fiber optic sales represented 16% of total sales for the quarter. Wireless product sales during the third quarter of 2001 totaled $10.1 million, representing 65% of total sales for the quarter and a decrease of 25% over the third quarter of 2000. Semiconductor sales during the three months ended September 30, 2001 totaled $2.9 million, representing 19% of total sales for the quarter and a decrease of 50% over the three months ended September 29, 2000. Decreased sales in this product category are attributable to lower demand for our thin-film products and a decline in demand for our highly linear GaAs semiconductors.

Cost of Goods Sold – Cost of goods sold decreased 42% to $12.7 million in the three months ended September 30, 2001 from $21.9 million in the three months ended September 29, 2000. As a percentage of sales, our cost of goods sold increased to 82% of sales in the third quarter of 2001 from 63% in the third quarter of 2000. The decrease in our cost of goods sold in terms of dollars is related to the lower sales volume. The increase in our cost of goods sold as a percentage of sales primarily relates to significant unabsorbed overhead. Included in our cost of goods sold for the third quarter of 2001 is a recovery of approximately $2.7 million of our previously reserved inventory which was consumed by our largest mobile wireless customer.  This decrease in our inventory reserve was offset by an additional $2.7 million in provisions for other product lines where customer demand has significantly weakened. In total, the amount of our provision for excess and obsolete inventory remained unchanged during the third quarter of 2001. We are in the process of working with customers and vendors to reduce inventory levels and purchase commitments based upon current forecasted demand. Due to rapidly changing customer forecast and orders, additional provisions for excess or obsolete inventory, while not currently expected, could be required in the future. In addition, the sale of previously written down inventory could result from significant unforeseen increases in customer demand. The significant amount of unabsorbed overhead costs relates to the increased manufacturing infrastructure we put in place to support our customers’ demand in the second half of 2000. This increased infrastructure includes, among other things, a new manufacturing facility and investments in machinery and equipment. Given the current economic slowdown, the added capacity from our new manufacturing facility and equipment may not be fully utilized and the ongoing costs thereof will still be incurred until such time as the market demand for our products increases or until alternative uses such as subleasing are identified and implemented.

Research and Development – Research and development expense decreased 23% in the third quarter of 2001 to $3.7 million from $4.8 million in the third quarter of 2000. The decrease in research and development was primarily attributed to lower overall overhead costs and an increase in customer funded development. As a percentage of sales, research and development expenses increased to 24% of sales in the three months ended September 30, 2001 from 14% of sales in the three months ended September 29, 2000. The increase in research and development expense as a percentage of sales primarily relates to our decline in sales. Product research and development is essential to our future success and we expect to continue to make investments in new product development.

Selling and Administrative – Selling and administrative expenses decreased 26% to $3.5 million during the three months ended September 30, 2001 from $4.8 million in the three months ended September 29, 2000. The decrease is primarily related to lower commission, recruiting, advertising and promotion expenses partially offset by approximately $393,000 of severance expenses and rent expense associated with our two new facilities including excess office space through August, 2001 (see Note 8 of the “Notes to Condensed Consolidated Financial Statements”).

Amortization of deferred stock compensation – Amortization of deferred stock compensation expense in the third quarter of 2001 includes approximately $143,000 related to the issuance of stock options during 2000 at prices deemed below fair market value. Amortization of deferred stock compensation expense in the third quarter of 2000 includes approximately $330,000 related to the issuance of stock options during 2000 at prices deemed below fair market value.

Restructuring charge – For the three months ended September 30, 2001, we have recorded a restructuring charge of $9.8 million related to our decision to abandon our excess facility.  In September 2001, we decided not to occupy a new leased facility based on revised anticipated demand for our products and current market conditions. This excess facility, for which we have a ten year commitment, is located adjacent to our current corporate headquarters and was originally developed to house additional administrative and corporate offices to accommodate planned expansion. This decision has resulted in a pre-tax lease loss of $7.2 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and a pre-tax asset impairment charge of $2.6 million on tenant improvements deemed no longer realizable. In determining this estimate, we have made certain assumptions with regards to our ability to sub-lease the space and have reflected off-setting assumed sub-lease income in line with our best estimate of current market conditions. Should there be a significant change in those market conditions, the ultimate loss could be higher and such amount could be material. We have signed one tenant to cover a portion of the excess leased space. Any sub-lease tenants are subject to the landlord’s consent. The lease loss is an estimate under SFAS No. 5 “Accounting for Contingencies” and represents the low end of the range and adjustments will be made in future periods, if necessary, based upon the then current actual events and circumstances. We have estimated that the high end of the lease loss could be $10.7 million if operating lease rental rates continue to decrease or should it take longer than expected to find a suitable tenant or tenants to sublease the facility.  Total cash outlay for the restructuring is expected to be $7.2 million, with $7.0 million accrued at September 30, 2001 and approximately $200,000 paid out in the three months ended September 30, 2001. We expect approximately $550,000 of the lease loss to be paid out over the next twelve months, and the remaining $6.5 million to be paid out over the remaining life of the lease of approximately nine years.

Interest Income –Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. Interest income decreased 20% to approximately $587,000 in the third quarter of 2001 from approximately $734,000 in the third quarter of 2000. This decrease primarily resulted from decreased average amounts of funds available for investment. To the extent we continue to utilize our cash in the operation of our business, interest income is expected to decrease going forward. Additionally, our interest income will be impacted by changes in the market interest rates of our investments, which are generally lower than they were a year ago.

Interest Expense–Interest expense decreased to approximately $44,000 in the three months ended September 30, 2001 from approximately $794,000 in the three months ended September 29, 2000. Interest expense during the third quarter of 2001 relates to fees associated with our revolving credit facility and outstanding letters of credit. The expense incurred during the third quarter of 2000 resulted primarily from interest expense related to our credit facility with CIBC World Markets Corp. which we entered into as part of the recapitalization merger and which we repaid with a portion of the net proceeds from our initial public offering.

Other Income (Expense)-Net –Other income (expense)-net, increased by $521,000 from other expense of $176,000 in the third quarter of 2000 to other income of $345,000 in the third quarter of 2001. The other income realized in the three months ended September 30, 2001 related to a realized gain on the sale of short-term investments. The other expense recorded in the three months ended September 29, 2000 is primarily related to higher facility costs associated with our former Palo Alto sublease.

Income Tax Benefit – Our effective tax rate in the third quarter of 2001 was a benefit of 32.5% as compared to a benefit of 33.1% in the third quarter of 2000. Our effective tax benefit rate for 2001 approximates our combined federal and state effective tax rates adjusted for valuation allowances against those deferred tax assets that management believes are not more likely than not to be realized. The effective tax rate for the third quarter of 2000 reflects the impact of certain nondeductible expenses related to our 2000 recapitalization merger.

Extraordinary item, net of taxes –  During the third quarter of 2000, we repaid all of the outstanding borrowings under our credit facility and wrote-off, as an extraordinary item, the remaining unamortized deferred financing cost of $3.3 million before income taxes of $1.25 million.

Assumed preferred stock dividend – beneficial conversion –  In July, 2000, we sold 1,498,800 shares of our Series A Preferred Stock to one strategic investor and one financial investor. Net proceeds from the sales totaled approximately $11.2 million. Under the terms of the Series A Preferred Stock, the shares converted into our common stock simultaneous with our IPO in August, 2000. In connection with this conversion, we recorded a $10 million non-cash preferred stock dividend based on an assumed beneficial conversion during the three month period ended September 29, 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 29, 2000

Sales – Sales for the nine months ended September 30, 2001 were $48.2 million, a decrease of $31.4 million, or 39%, from sales of $79.6 million in the nine months ended September 29, 2000. This decrease in sales resulted primarily from an decrease in fiber optic sales of OC-192 oscillators for use in long haul fiber optic systems. Fiber optic sales decreased 79% to $7.3 million as our third quarter 2001 sales continued to be impacted by the overall weakness in the long haul fiber optic market. Fiber optic sales represented 15% of total sales for the nine months ended September 30, 2001. Wireless product sales during the first nine months of 2001 totaled $25.2 million, representing 52% of total sales and a decrease of 15% over the same period of 2000. Semiconductor sales during the nine months ended September 30, 2001 totaled $15.7 million, representing 33% of total sales and a decrease of 2% over the nine months ended September 29, 2000.

Cost of Goods Sold – Cost of goods sold decreased 5% to $47.0 million in the nine months ended September 30, 2001 from $49.5 million in the nine months ended September 29, 2000. As a percentage of sales, our cost of goods sold increased to 98% of sales in the nine months ended September 30, 2001 from 62% in the same period of 2000. The increase in our cost of goods sold as a percentage of sales relates to significant unabsorbed overhead, approximately $764,000 of severance expenses, a $6.6 million provision for excess and obsolete inventory, and high variable cost on fixed wireless products which were being transitioned into manufacturing. During the first quarter of 2001, the Company recorded a $6.6 million provision for excess and obsolete inventory largely related to inventory ordered to build base station products for our largest mobile wireless customer. Inventory levels of this product were purchased based on this customer’s forecasted demand which had since been dramatically revised downward. In addition, given the overall slowdown in market demand, we made provisions for other product lines where customer forecasts have significantly declined. Since the first quarter of 2001, approximately $4.4 million of our previously reserved inventory was consumed by our largest mobile wireless customer.  This decrease in our inventory reserve was offset by an additional $4.4 million in provisions for other product lines where customer demand has significantly weakened. In total, the amount of our provision for excess and obsolete inventory remained unchanged since the first quarter of 2001. Due to rapidly changing customer forecast and orders, additional provisions for  excess or obsolete inventory, while not currently expected, could be required in the future. In addition, the sale of previously written down inventory could result from significant unforeseen increases in customer demand. The significant amount of unabsorbed overhead costs relates to the increased manufacturing infrastructure we put in place to support our customers’ demand in the second half of 2000. This increased infrastructure includes, among other things, a new manufacturing facility and investments in machinery and equipment. With respect to our fixed wireless products, we typically experience higher cost of goods sold as a percentage of the selling price during the early stages of a new product life cycle. Over time, we typically become more efficient through learning and increased volumes, as well as through introducing lower cost elements in the product design. Margin improvement on our fixed wireless products has remained unrealized due to very low volume production during the third quarter of 2001. Given the current economic slowdown, the added capacity from our new manufacturing facility and equipment may not be fully utilized and the ongoing costs thereof will still be incurred until such time as the market demand for our products increases.

Research and Development – Research and development expense decreased 1% in the first nine months of 2001 to $13.5 million from $13.6 million in the same period of 2000. As a percentage of sales, research and development expenses increased to 28% of sales in the nine months ended September 30, 2001 from 17% of sales in the nine months ended September 29, 2000. The increase in research and development expense as a percentage of sales relates to our decline in sales. Product research and development is essential to our future success and we expect to continue to make investments in new product development.

Selling and Administrative – Selling and administrative expenses decreased 2% to $10.9 million during the nine months ended September 30, 2001 from $11.1 million in the nine months ended September 29, 2000. The decrease is primarily related to lower commission, recruiting, advertising and promotion expenses partially offset by approximately $460,000 of severance expenses and rent expense associated with our two new facilities including excess office space through August, 2001 (see Note 8 of the “Notes to Condensed Consolidated Financial Statements”).

Amortization of deferred stock compensation – Amortization of deferred stock compensation expense in the first nine months of 2001 includes approximately $527,000 related to the issuance of stock options during 2000 at prices deemed below fair market value. Amortization of deferred stock compensation expense in the first nine months of 2000 includes approximately $847,000 related to the sale of stock and issuance of stock options during 2000 at prices deemed below fair market value.

Restructuring charge – For the nine months ended September 30, 2001, we have recorded a restructuring charge of $9.8 million related to our decision to abandon our excess facility.  In September 2001, we decided not to occupy a new leased facility based on revised anticipated demand for our products and current market conditions. This excess facility, for which we have a ten year commitment, is located adjacent to our current corporate headquarters and was originally developed to house additional administrative and corporate offices to accommodate planned expansion. This decision has resulted in a pre-tax lease loss of $7.2 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and a pre-tax asset impairment charge of $2.6 million on tenant improvements deemed no longer realizable. In determining this estimate, we have made certain assumptions with regards to our ability to sub-lease the space and have reflected off-setting assumed sub-lease income in line with our best estimate of current market conditions. Should there be a significant change in those market conditions, the ultimate loss could be higher and such amount could be material. We have signed one tenant to cover a portion of the excess leased space. Any sub-lease tenants are subject to the landlord’s consent. The lease loss is an estimate under SFAS No. 5 “Accounting for Contingencies” and represents the low end of the range and adjustments will be made in future periods, if necessary, based upon the then current actual events and circumstances. We have estimated that the high end of the lease loss could be $10.7 million if operating lease rental rates continue to decrease or should it take longer than expected to find a suitable tenant or tenants to sublease the facility.  Total cash outlay for the restructuring is expected to be $7.2 million, with $7.0 million accrued at September 30, 2001 and approximately $200,000 paid out in the three months ended September 30, 2001. We expect approximately $550,000 of the lease loss to be paid out over the next twelve months, and the remaining $6.5 million to be paid out over the remaining life of the lease of approximately nine years.

Recapitalization Merger and Other – We incurred recapitalization merger and other expense of $35.5 million in the nine months ended September 29, 2000 related to our recapitalization merger. These expenses include: $16.8 million of compensation expense related to payments to former option holders; $9.8 million of compensation expense related to bonus, retention, and severance amounts for certain employees; $4.7 million of legal, consulting and accounting fees; and $4.2 million of financial services and other expenses related to the recapitalization merger transaction.

Interest Income –Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. Interest income increased 26% to $2.6 million in the first nine months of 2001 from $2.1 million in the first nine months of 2000. This increase primarily resulted from increased average amounts of funds available for investment. To the extent we continue to utilize our cash in the operation of our business, interest income is expected to decrease going forward. Additionally, our interest income will be impacted by changes in the market interest rates of our investments, which are generally lower than they were a year ago.

Interest Expense–Interest expense decreased to approximately $185,000 in the nine months ended September 30, 2001 from $3.1 million in the nine months ended September 29, 2000. Interest expense during the first nine months of 2001 relates to fees associated with our revolving credit facility and outstanding letters of credit. The expense incurred during the first nine months of 2000 resulted primarily from interest expense related to our credit facility with CIBC World Markets Corp., which we entered into as part of the recapitalization merger and repaid with a portion of the net proceeds from our initial public offering.

Other Income (Expense)-Net –Other income (expense)-net, increased by $1,564,000 from other expense of $867,000 in the first nine months of 2000 to other income of $697,000 in the first nine months of 2001. The other income realized in the nine months ended September 30, 2001 was primarily related to a realized gain on the sale of short-term investments and a refund of an insurance premium for potential environmental liabilities on our former Scotts Valley facility. In the fourth quarter of 2000, we were informed that our insurance carrier was experiencing financial difficulty and we purchased insurance with a new carrier. We were advised at that time that a refund of our premium from our original carrier was unlikely. During the second quarter of 2001, the original carrier refunded our premium. The other expense incurred during the first nine months of 2000 is primarily related to losses realized when we liquidated short-term investments to fund in part the recapitalization merger and to higher facility cost associated with our Palo Alto sublease.

Gain on Dispositions of Real Property – During the nine months ended September 30, 2001 we recorded a gain on disposition of real property related to the release of $500,000 of escrow funds related to our sale of leasehold interests in our Palo Alto site during the fourth quarter of 2000. This gain was partially offset by $175,000 of residual expenses from the sale of the property. In the nine months ended September 29, 2000 we recorded a gain on disposition of real property of $808,000 related to the reimbursement of property development expenses by Agilent associated with the sale of our former San Jose facility during 1999.

Income Tax Benefit – Our effective tax rate in the first nine months of 2001 was a tax benefit of 36.6% as compared to a tax benefit of 26.4% in the first nine months of 2000. Our effective tax benefit rate for 2001 approximates our combined federal and state effective tax rates adjusted for valuation allowances against those deferred tax assets that management believes are not more likely than not to be realized. The effective tax rate of 2000 reflects the impact of certain nondeductible expenses related to our recapitalization merger.

Extraordinary item, net of taxes –  During the third quarter of 2000, we repaid all of the outstanding borrowings under our credit facility and wrote-off, as an extraordinary item, the remaining unamortized deferred financing cost of $3.3 million before income taxes of $1.25 million.

Assumed preferred stock dividend – beneficial conversion –  In July, 2000, we sold 1,498,800 shares of our Series A Preferred Stock to one strategic investor and one financial investor. Net proceeds from the sales totaled approximately $11.2 million. Under the terms of the Series A Preferred Stock, the shares converted into our common stock simultaneous with our IPO in August, 2000. In connection with this conversion, we recorded a $10 million non-cash preferred stock dividend based on an assumed beneficial conversion during the nine month period ended September 29, 2000.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2001, cash and equivalents and short-term investments totaled $57.0 million, a decrease of $32.8 million from the December 31, 2000 balance of $89.8 million. The net decrease was primarily attributable to a $9.8 million payment of income taxes, approximately $14.3 million decrease in accounts payable and accrued expenses and $10.3 million of capital expenditures partially offset by a $14.2 million decrease in receivables.

In December of 2000, we entered into a $25.0 million revolving credit facility (“Revolving Facility”) with a bank. The Revolving Facility matures on December 31, 2003 and contains a $15.0 million sub-limit to support letters of credit.  Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires that we maintain certain financial ratios and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission. We were in compliance with the covenants as of September 30, 2001. The Revolving Facility is secured by substantially all of our assets.  As of September 30, 2001, there were no outstanding borrowings under the Revolving Facility.

Net Cash Provided (Used) by Continuing Operating Activities – Net cash provided (used) by continuing operations was ($22.9) million in the nine months ended September 30, 2001 and $3.6 million in the nine months ended September 29, 2000. Net income (loss) in the first nine months of 2001 and 2000 was comprised of ($19.0) million and ($23.4) million from continuing operations, respectively, and $30.9 million from discontinued operations during the first nine months of 2000. Also during the first nine months of 2000, we incurred a $2.1 million loss (net of income tax) from an extraordinary item arising from the early extinguishment of debt. Significant items impacting the difference between loss from continuing operations and cash flows from continuing operations in the nine months ended September 30, 2001 were $16.1 million used by working capital, a $9.8 million increase in our restructuring accrual, a $6.6 million increase in our reserve for excess and obsolete inventory and an increase of $8.1 million in deferred income tax assets. The $16.1 million used in working capital relates to a $22.3 million decrease in accruals, payables and income taxes and a $6.6 million increase in inventories which were partially offset by a $14.2 million decrease in receivables. The $20.0 million decrease in accruals, payables and income taxes was partially related to a $9.6 million income tax payment generated primarily from the approximately $30.1 million pre-tax gain from the sale of our remaining Palo Alto leasehold interest during our fourth quarter of 2000. Significant items impacting the difference between loss from continuing operations and cash flows from continuing operations in nine months ended September 29, 2000 were $15.3 million used by working capital, $35.5 million of recapitalization merger cost and a $2.1 million extraordinary item related to the write-off of unamortized deferred financing cost. The $15.3 million used in working capital relates to a $10.5 million increase in inventories, a $9.4 million increase in receivables and a $2.2 million decrease in accruals, payables and income taxes, which were partially offset by a $7.0 million decrease in other assets.

Net Cash Provided By Investing Activities – Net cash provided by investing activities was $3.7 million and $96.5 million in the first nine months of 2001 and the first nine months of 2000, respectively. In the nine months ended September 30, 2001, we realized $66.5 million in proceeds from the sale of short-term investments which was partially offset by $10.3 million of capital expenditures and $53.1 million of purchases of short-term investments. In the nine months ended September 29, 2000, our investing activities provided cash of $43.1 million from the sale of short-term investments, and $62.3 million from the sale of our Telecommunications segment and proceeds related to the release of escrow from our previous discontinued operations which was partially offset by $9.0 million from the purchase of property plant and equipment. During 2001 we now expect to invest in total approximately $11.0 to $13.0 million in capital expenditures of which we have spent approximately $10.3 million as of September 30, 2001.  We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so throughout the remainder of 2001.

Net Cash Provided (Used) by Financing Activities – Net cash provided (used) by financing activities totaled $1.0 million in the nine months ended September 30, 2001 and ($145.5) million in the nine months ended September 29, 2000. In the first nine months of 2001, our net proceeds of $1,047,000 from the issuance of common stock subject to stock options was partially offset by $43,000 financing costs associated with our revolving credit facility. In the first nine months of 2000, our net cash used in financing activities primarily related to our recapitalization merger where we repurchased $270.2 million of common stock and incurred $35.5 million in recapitalization merger cost which was partially offset by the proceeds from the issuance of common stock of $160.3 million and $40.0 million borrowed from a credit facility to partially fund our recapitalization merger.

We believe that our cash and cash equivalents and short term investments together with our expected cash flows from operations and available borrowings under our line of credit will be sufficient to meet our liquidity and capital spending requirements for at least through the end of 2002. Thereafter, we will utilize our cash, cash equivalents, short term investments, cash flows and borrowings to the extent available and, if desirable or necessary, we may seek to raise additional capital through the sale of debt or equity. There can be no assurances, however, that future borrowings and capital resources will be available on favorable terms or at all.

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

Cash Equivalents and Investments — Cash and equivalents consist of money market funds and commercial paper acquired with remaining maturity periods of 90 days or less and are stated at cost plus accrued interest which approximates market value. Short-term investments consist primarily of high-grade debt securities (A rating or better) with maturity greater than 90 days from the date of acquisition and are classified as available-for-sale. Short-term investments classified as available-for-sale are reported at fair market value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity, net of tax, until realized. These available-for-sale securities are subject to interest rate risk and will rise or fall in value if market interest rates change. They are also subject to short-term market risk. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

The following table provides information about our investment portfolio and constitutes a “forward-looking statement.” For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity	Weighted
	Amounts	Average Interest
Expected Maturity Dates	(in thousands)	Rate
Cash equivalents:
2001	$30,219	3.35%
Short-term investments:
2001	26,256	3.76%
Fair value at September 30, 2001	$56,475

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

You should carefully consider the risks described below and all other information contained in this report and in our other filings with the SEC, including but not limited to information under the heading “Risk Factors That May Affect Future Results” in our Form 10-K in evaluating us and our business before making an investment decision. If any of the following risks, or other risks and uncertainties that we have not yet identified or that we currently think are immaterial, actually occur and are material, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline and you may lose part or all of your investment.

Several customers account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a loss of sales.

We depend on a small number of customers for a majority of our sales. During the three months ended September 30, 2001, we had three customers which each accounted for more than 10% of our sales and in aggregate accounted for 53% of our sales. For the three months ended September 29, 2000, we had two customers which each accounted for more than 10% of our sales and in aggregate accounted for 73% of our sales. During the nine months ended September 30, 2001, we had four customers which each accounted for more than 10% of our sales and in aggregate accounted for 58% of our sales.  For the nine months ended September 29, 2000, we had two customers which each accounted for more than 10% of our sales and in aggregate accounted for 71% of our sales. In addition, most of our sales result from purchase orders or from contracts that can be cancelled on short-term notice. We anticipate that we will continue to sell a majority of our products to a relatively small group of customers. The loss of or a reduction in orders from a significant customer for any reason could cause our sales to decrease.

During our fourth quarter of 2000 we began to experience a sequential reduction in demand for our wireless base station and OC-192 fiber optic products which has continued into the third quarter of 2001. Also, during the first nine months of 2001, we have experienced a reduction in and push out of demand for our GaAs semiconductors. In addition, since the fourth quarter of 2000 and through the third quarter of 2001, three of our largest customers, Lucent, Nortel and Marconi, issued press releases discussing the slow down in telecom spending which has resulted in reduced demand for their products and major reductions in their work forces. Our orders from these major customers fell significantly in the first nine months of 2001. While we have since seen some limited recovery in orders for our mobile wireless products, we expect this slow down in telecom spending to continue in the near term based on customer forecasts for the purchase of our products. The greater the slowdown in demand becomes, the more significant the potential negative impact on our sales, earnings, inventory valuations and cash flow.

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

•         increased warranty claims;

•         the eventual actual cost of our abandonment of our leased facility;

•         our ability to sub-lease the excess space we abandoned in our leased facility;

•         our ability to successfully complete our restructuring program;

•         the impact of acts of terrorism on economic and market conditions;

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

The companies in our target markets, communications equipment companies and service providers, face an extremely competitive environment. Most of the fiber optic and wireless products we design and sell are customized to work with specific customers’ systems. If the companies with whom we establish business relations are not successful in building their systems, promoting their products, including new revenue-generating services, receiving requisite approvals and accomplishing the many other requirements for the success of their businesses, our growth will be limited. Furthermore, our customers may have difficulty obtaining parts from other suppliers causing these customers to cancel or delay orders for our products. In addition, we have limited ability to foresee the competitive success of our customers and to plan accordingly.

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

For the past nine months, the demand for telecom equipment has been very soft and is projected to continue during the fourth quarter of the year 2001 and potentially beyond.  If the markets for our products in fiber optic, broadband cable or wireless communications decline, fail to grow, or grow more slowly than we anticipate, the use of our products may be reduced and our sales could suffer.

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

Our performance is substantially dependent on the continued services and on the performance of our senior management and our highly qualified team of engineers, who have many years of experience and specialized expertise in our business. Our performance also depends on our ability to retain and motivate our other executive officers and key employees. The loss of the services of any of our executive officers or of a number of our engineers could harm our ability to maintain and build our business. We have no “key man” life insurance policies.

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

Our purchase agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, the limitation of liability provision contained in these agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. Although we maintain $25.0 million of insurance to protect against claims associated with the use of our products, our insurance coverage may not adequately cover all claims asserted against us. In addition, even ultimately unsuccessful claims could result in costly litigation, divert our management’s time and resources and damage our customer relationships.

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

iv.            We may pursue acquisitions and investments in new businesses, products or technologies that involve numerous risks, including the use of cash and diversion of management’s attention.

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

PART II — OTHER INFORMATION

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

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Not applicable.

(b)   Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the third quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 9th day of November 2001.

WJ COMMUNICATIONS, INC.
(Registrant)

Date	November 9, 2001	By:	/s/ MALCOLM J. CARABALLO
Malcolm J. Caraballo
President and Chief Executive Officer
(principal executive officer)

Date	November 9, 2001	By:	/s/ DAVID R. PULVINO
David R. Pulvino
Controller
(principal accounting officer)