Form 10-K
period 2001-12-31
WJ COMMUNICATIONS INC
filed 2002-03-28
CIK 105006

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

        As of March 22, 2002 there were 56,007,045 shares outstanding of the registrant's common stock, $0.01 par value. As of that date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $60,512,650.

DOCUMENTS INCORPORATED BY REFERENCE

PART III—Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2002 are incorporated by reference into Part III (Items 10, 11, 12 and 13) to this Form 10-K.

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
TABLE OF CONTENTS

PART I

Item 1. BUSINESS

Overview

        WJ Communications, Inc. (formerly Watkins-Johnson Company) was founded in 1957 in Palo Alto, California. We were originally incorporated in California and reincorporated in Delaware in August 2000. For more than 30 years, we developed and manufactured microwave devices for government electronics and space communications systems used for intelligence gathering and communication.

        In 1996, we began to develop commercial applications for our military technologies. Today, we design, develop and manufacture innovative, high quality radio frequency (RF) communications products for wireless and wireline communications networks. Our products are comprised of advanced RF semiconductors, integrated assemblies, and highly functional components. The RF equipment in a communications network is used to convert, process, and amplify the high frequency signals that transmit voice, data and images over the network. Our products are installed in wireless and cellular network base stations, and in broadband high speed wireline networks, particularly fiber optic networks. Our products address the radio frequency (RF) challenges faced by these networks and our core expertise in RF design and integration, including RF semiconductor design, coupled with our manufacturing capabilities allows us to compete effectively in our markets.

        We previously operated through other segments and have treated our former Government Electronics, Semiconductor Equipment and Telecommunication segments as discontinued operations. All segments classified as discontinued operations had been divested by March 31, 2000.

        We completed our initial public offering ("IPO") on August 18, 2000. In the IPO we sold an aggregate of 6,210,000 shares of common stock, par value of $0.01 per share. The sale of the shares of common stock generated net proceeds of approximately $88.4 million after deducting discounts and fees. Our common stock is traded on the Nasdaq National Market under the symbol "WJCI".

Industry Background

        Over the last decade, there have been significant developments in the communications industry, including the emergence of the Internet, broad deployment of wireless communications and the deployment of broadband communications networks.

        Since the middle of the 1990's, growing demand for voice, video and data services, as well as high speed Internet access, increased the need for communications networks capable of handling large volumes of traffic. Simultaneously, the deregulation of the communications industry and the licensing of additional radio spectrum for wireless communications increased competition among service providers and forced these service providers to seek to differentiate themselves in an effort to attract and retain subscribers. These service providers began upgrading their systems, as well as deploying next-generation wireless and wireline communications technologies including new generations of cellular, fiber optic, broadband cable, and fixed wireless technologies. This in turn fueled rapid growth in demand for RF semiconductors, components and integrated assemblies such as those we sell.

        As wireless service providers expand and upgrade their networks, they are driving an important transition from wireless networks that use analog signal modulation techniques to wireless networks that use digital signal modulation techniques. As compared to analog technologies, digital technologies generally provide better signal quality and increase the speed and capacity of the voice and data network by allowing transmission of more information in a smaller amount of radio frequency space. Digital technologies place a premium on linear power amplification and management of multiple transmission channels. These are technical challenges which are typically met using increasingly higher performance RF semiconductors and assemblies.

        Over the last several years infrastructure improvements to wireline networks have most prominently included a dramatic increase in the deployment of fiber optic technology to replace conventional copper wire. Optical fiber offers substantially greater capacity and is easier to administer than copper wire. The most advanced fiber optic transport technology commercially available is capable of carrying data at OC-192 transmission rates. OC-192 systems transmit data at 10 gigabits-per-second, which is 150,000 times the capacity of a standard dial-up twisted-pair copper line. As the transmission speeds of fiber optic networks increases, RF components are increasingly used to reduce transmission frequency so that signal processing equipment operating at lower frequencies can extract information from the signal. Today, this is particularly true of the high capacity long haul OC-192 networks that connect major metropolitan areas to one another.

        Throughout the second half of the 1990's and into calendar 2000 these trends have driven significant increases in demand for wireless and wireline communications products including RF products. However, since the beginning of calendar 2001 we and our industry have experienced a notable downturn. This downturn has been driven by a reduction in capital expenditures and network deployments by the telecommunications carriers and service providers that ultimately consume our products. This decrease in demand from carriers and service providers has been caused by several factors including network overcapacity, generally soft economic conditions world wide, and capital market constraints currently faced by carriers and service providers. The reduction in network deployments and capital expenditures has had a particularly large effect on the long haul fiber markets and broadband fixed wireless markets that we compete in, and our financial results suffered accordingly. During the years from 1997 to 2000, our revenues increased from $31.2 million to $115.8 million. However, in 2001 our revenues dropped to $62.2 million.

        While recent reductions in demand across our industry have been pronounced, we believe that our industry and our markets will ultimately rebound. We believe there are several reasons for their expected future growth.

        Increasing Demand for Wireless Communications Equipment Will be Driven by the Increase in the Number of Wireless Service Subscribers.    The global wireless communications industry has grown considerably, and the number of cellular subscribers has continued to grow, albeit at reduced rates, even in 2001. This growth is driven by the demand for new mobile telephone services, the increase in coverage of mobile networks, and the increase in sales of mobile handsets. Mobile subscribers are increasingly demanding data services in addition to enhanced voice services. Next-generation mobile networks are presently being built to provide enhanced voice and data services.

        Demand for High-Speed Internet Access and Other Data Services Will Continue to Grow.    Consumers are using the Internet for a variety of applications including e-mail, audio, streaming video and other multimedia services. Businesses are also using the Internet for e-commerce, global marketing, customer support, order fulfillment and supply management. Furthermore, the growth in the use of corporate data networks and the rising number of telecommuters has resulted in the need to transmit large quantities of data to almost any location at high speed across both wireline and wireless networks.

        These trends continue to increase the demands placed on communications networks. As a result, communication service providers will continue to focus on implementing system improvements that provide greater capacity and speed.

        Greater Demand for Broadband Access Has Led Service Providers to Develop Next Generation Transport Technologies for both Wireless and Wireline Networks.    Wireless network operators and service providers have begun to announce their plans for deployment of next generation wireless services and networks, referred to in the industry as 2.5G and 3G networks. These networks will offer subscribers increased speeds, additional application capabilities, and broader compatible coverage across geographies. Generally speaking these next generation wireless services require upgrades, additions, or replacement of existing wireless infrastructure equipment and therefore as these new services are deployed demand for RF products should be impacted favorably. In wireline networks, the traditional copper wire communications infrastructure was originally built for voice traffic. This infrastructure has not been sufficient to meet consumer and business demand for broadband access, which has led to the implementation and deployment of next generation communications networks with greater transmission capacity and speed, in particular fiber optic networks. These networks are typically comprised of long haul segments, metro-access segments and local access segments. While the fastest segments of these networks currently operate at OC-192 speeds, the capacity and speed of network access experienced by the end-user is governed by the slowest segment of the network. As the number of users and the amount of network traffic increases over time, eventually service providers must increase the speed of all parts of the network to keep pace.

The RF Challenge

        While the transport medium is very different for wireless and wireline communications networks, including fiber optic networks, the core technology of RF electronics is common to each. In these networks, signals are transported at radio frequencies or higher and the RF components in the network are used to convert, process, and amplify these signals.

        The design and performance parameters at radio frequencies are generally more challenging and more complex than those at lower frequencies. As a result, the new generation of broadband wireless and wireline communications networks has led to increased demand for advanced RF products. For example, wireless systems generally require components that transmit signals with minimal interference or distortion, which is commonly referred to as high linearity. High speed fiber optic systems place a premium on stable and reliable oscillators for precise timing. In addition, in new generation wireless and wireline networks, the ability to integrate RF components into higher level, more complex assemblies and to interface these RF assemblies and subsystems with other network elements requires a highly specialized engineering expertise.

        RF semiconductor technology presents different engineering challenges than standard semiconductor design. In general, digital semiconductors are created from standard semiconductor circuit designs that have predictable performance. This permits an automated design process. Each RF component, however, has distinctly different characteristics that influence overall system performance in complex ways. Instead of having stable inputs and outputs, the RF circuit characteristics can drift based on process variations, temperature, power supply and other variables. As a result, performance characteristics are unique for each device, and the RF engineer must evaluate and develop new designs on a continuous basis for each system performance level and air interface standard. In addition to being skilled in semiconductor circuit design, the RF circuit designer must have a thorough understanding of signal processing principles, must understand the totality of the system for which the device is intended and must be able to create designs that function within the unique parameters of different wireless system architectures.

        The knowledge and skills required to design and to manufacture RF semiconductors, components and integrated assemblies are unique and can take many years to develop. Communications equipment manufacturers seek companies with the technical skills and engineering resources to design, manufacture and integrate RF semiconductors and the other advanced products required by current and future generations of wireless and wireline infrastructure equipment.

The WJ Communications Solution

        With the ability to design and manufacture RF semiconductors, components, and higher level RF assemblies, and interface these assemblies with other network elements, we enable advanced wireless and wireline communications networks that satisfy the demand for the rapid transmission of large amounts of data, voice and video. Our core technology lies within our advanced RF semiconductor designs, including gallium arsenide semiconductors, as well as thin-film substrate and oscillator capabilities. By satisfying the critical need for linearity in wireless networks and for precise, stable and reliable data timing in fiber optic networks our solutions improve both network capacity and speed.

        Our RF expertise covers a broad range of frequencies, from a few megahertz to 30 gigahertz or more, used in advanced communications networks today. Our solution is comprised of the following key elements:

        RF Design Expertise.    We have been designing RF and microwave products for more than 30 years and have developed significant RF design expertise. Our team of over 80 highly qualified and talented engineering and technical employees is capable of applying this expertise to a variety of wireless and wireline communications products. This broad range of RF design expertise allows us to create products from the RF semiconductor level, through the component level to the more complex assembly level. These products are optimized to achieve high performance with minimum cost in wireless and wireline networks. Increasingly, our RF expertise is being applied to the design and delivery of the RF semiconductors and components that our customers require and we expect that over the coming years this will be an increasing area of focus for the company.

        Advanced Device Technology.    We design products using the following core technologies:

  •
  Gallium Arsenide Semiconductor Technology. Gallium arsenide (GaAs) is a crystalline material that is often used as an alternative to silicon in the production of semiconductors used in high frequency signal transmission. We have substantial expertise in designing and manufacturing highly linear gallium arsenide semiconductor products that amplify and transform signals with minimal distortion and interference. We believe that our devices are more efficient, consume less power and produce less heat than competitive products, and, consequently, enable RF systems to achieve optimal performance. In the future our products will be manufactured using multiple processes. Some of these processes will be used in our own manufacturing operations and in other cases we will have our products manufactured for us by an outside foundry. The processes we are currently designing for or evaluating include heterojunction bipolar transistor (HBT), GaAs metal semiconductor field effect transistor (MESFET), silicon germanium (SiGe) BiCMOS, silicon bipolar transistor, silicon CMOS, silicon BiCMOS.

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

        Manufacturability.    Our ability to rapidly convert new technologies and designs into completed RF semiconductors, integrated assemblies, and highly functional components products results from our flexible manufacturing operations and our manufacturing engineering expertise. Our manufacturing operations are comprised of a number of individual manufacturing cells. Cells can be added or reconfigured to respond to changes in product demand. This cell-based architecture provides us with the flexibility to use a cell to manufacture one product in the morning and a different product in the afternoon. Using these processes, we believe we can rapidly transition from prototype to volume manufacturing with exceptional product quality and performance.

Business Strategy

        Our objective is to be the leading supplier of innovative, proprietary RF solutions to communications equipment companies and service providers. To meet this goal, we intend to:

        Leverage Our Technology Leadership and Our Design and Integration Expertise to Grow with Growing Markets.    We intend to participate in the rapid growth of the global wireless and wireline communications. We believe that as data throughput requirements expand in wireless networks and as data transmission speeds increase in fiber optic networks the ability to solve the RF challenges becomes increasingly important and the market for RF products will grow accordingly. We intend to apply our RF design expertise to develop additional leading-edge products in each of the rapidly growing areas of the communications markets. In the future we expect to focus increasingly on the markets for RF semiconductors and components. Where appropriate we also intend to use our integration expertise to design cost-effective, high performance integrated assemblies for our customers. Due to the commonality of the RF challenge in fiber optic, broadband cable and wireless communications networks, we have the flexibility to allocate our design and engineering resources to any or all of these markets and intend to use this flexibility to take advantage of market opportunities as they arise.

        Maintain and Develop Strong Collaborative Customer Relationships with Industry Leaders.    We believe our reputation for product quality, technical performance, customer responsiveness, on-time delivery and cost competitiveness will help us to continue to maintain and develop a loyal customer base. We collaborate with many of our customers to design and develop new products for them as they develop new products. We plan to maintain our current, and develop new, customer relationships with industry leaders within wireless and wireline communications markets.

        Enhance our Manufacturing Capabilities.    We are an ISO 9001 certified manufacturer. We intend to enhance our manufacturing capabilities to meet our customers' demand through a combination of outsourcing and in-house manufacturing. We also intend to continue to develop robust assembly and test processes that produce repeatable and reliable product performance. We do not expect to make significant investments in new manufacturing capacity until overall demand for network communications equipment increases.

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

Products and Technology

        We are committed to being a technology leader and product development innovator within the growing broadband communications markets. By applying our sophisticated integration expertise to high level assembly design, we are able to develop cost-effective, high performance products suitable for volume manufacturing. Many of our design engineers, because of the breadth of their experience and expertise, are capable of working effectively at both the semiconductor level and the integrated assembly level. As a result, we are able to focus our expertise and resources to quickly address specific market opportunities as they arise. Our product offerings fall into the following three categories:

  •
  Semiconductor Products

  •
  Fiber Optic Communications Products

  •
  Wireless Communications Products

Semiconductor Products

        Our semiconductor products include a broad array of high performance gallium arsenide semiconductors and thin-film substrates that we manufacture for our own use as well as for sale to others. The primary markets for our gallium arsenide semiconductor and thin-film substrate products are the wireless, fiber optic and broadband cable infrastructure markets. In the future we intend to increase our resources focused on developing and marketing our semiconductor products.

        Gallium Arsenide Semiconductor Products.    Our gallium arsenide semiconductor products are comprised primarily of amplifiers, mixers and transistors. Amplifiers and transistors increase the level of signals while mixers translate a signal from one frequency to another. The strength of our gallium arsenide semiconductor technology lies in our ability to design and manufacture highly linear products. High linearity is one of the most critical performance parameters for broadband cable and wireless networks. While our gallium arsenide semiconductor products form a solid technological foundation for our own integrated product offerings, we sell approximately 90% of these products to customers. The table below illustrates the wide range of applications for which our gallium arsenide semiconductor products are used:

	Amplifiers	Mixers	Transistors
Second and third generation wireless base stations	X	X	X
Fiber optic	X	N/A	X
Broadband cable	X	X	X

        In the future our products will be manufactured using multiple processes. Some of these processes will be used in our own manufacturing operations and in other cases we will have our products manufactured for us by an outside foundry. The processes we are currently designing for or evaluating include heterojunction bipolar transistor (HBT), GaAs metal semiconductor field effect transistor (MESFET), silicon germanium (SiGe) BiCMOS, silicon bipolar transistor, silicon CMOS, silicon BiCMOS.

        Thin-Film Substrate Products.    Our semiconductor products also include thin-film substrates designed and manufactured using several advanced processes. Our thin-film substrates incorporate technology that improves the electrical performance of the circuits while enabling increased circuit density. In addition, we use laser machining technology which allows us to cut our products into virtually any shape. We use our thin-film products in the design and production of our fiber optic and wireless communications products and sell them to customers.

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

        Fiber Optic Products.    Fiber optic systems are being upgraded by communications service providers to provide higher data transmission rates as a means of increasing network capacity. The highest transmission rate systems that are currently commercially available are the OC-192 systems, which operate at a 10 gigabit-per-second rate. At these high rates, the time between consecutive pieces of data is extremely short, making system timing critical. Our highly stable oscillator assemblies provide the timing function, or clock, that delivers the precision and reliability needed to keep the overall system synchronized. We currently produce oscillator assemblies for OC-192 systems and are working with our customers to develop similar products for next-generation OC-768 systems, which will operate at 40 gigabits-per-second. In addition to our oscillator products, we produce modulator driver amplifiers and narrow band clock amplifiers for OC-192 systems. We are also expanding our product base to include transmit and receive functions for high-speed fiber optic systems as we integrate the RF electronics with other elements of these networks.

Wireless Communications Products

        Our wireless communications products are primarily used in wireless infrastructure equipment, such as cellular base stations, which provide a combination of voice and data services to mobile users.

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

Customers

        We sell our semiconductor, fiber optic and wireless communications components and subassemblies principally to original equipment manufacturers, including their manufacturing subcontractors, that, in turn, integrate our products into network infrastructure equipment solutions. We believe that we have strong relationships with market leaders in the wireless and wireline markets, including the fiber optic market. A sample of our revenue-producing customers include:

Agilent Technologies Ameritech Ciena Corporation Cisco Systems, Inc. Ericsson Fujitsu Quantum Devices Ltd.	Harris Corporation JDS Uniphase Corporation Lucent Technologies, Inc. M/A-COM Marconi Communications GMBH Nokia Networks	Nortel Networks NU Horizons Electronics QUALCOMM, Inc. Richardson Electronics Ltd. Samsung Electronics Co. Ltd. Sprint PCS

        During the year ended December 31, 2001, we had four customers which each accounted for more than 10% of our sales and in aggregate accounted for 71% of our sales. Those customers were Lucent Technologies, Marconi Communications, Nortel Networks and Richardson Electronics including sales to their respective manufacturing subcontractors. During the year ended December 31, 2000, we had two customers which each accounted for more than 10% of our sales and in aggregate accounted for approximately 72% of our sales. Those customers were Lucent Technologies and Nortel Networks including sales to their respective manufacturing subcontractors. While our sales have historically been concentrated with several key communications equipment manufacturers, we have expanded our product offering from wireless mobile infrastructure products to include fiber optic, broadband cable and fixed wireless products and we believe this will allow us to diversify our customer base.

Sales and Marketing

        We sell and market our products primarily through the following three sales channels:

        Direct Sales    We have a dedicated team of direct sales people who are responsible for maintaining relationships with our key customers and generating new business with both existing and potential customers. We cultivate strong direct relationships with our key customers through major account teams that are led by our sales professionals and are comprised of engineers and product managers. These teams are designed to address the specific product needs of our key customers.

        Manufacturer Sales Representatives    Manufacturer sales representatives are responsible for calling on potential customers as well as maintaining relationships with non-major accounts. We use manufacturer sales representatives to augment our own direct sales force.

        Distributors    We sell our RF semiconductor products to component distributors that resell them through catalog, e-commerce and direct channels.

        International Sales    Our sales outside the United States were 42%, 53% and 29% of our total sales, in 2001, 2000 and 1999, respectively. For more detailed disclosure on our foreign sales, see Note 12 to the audited consolidated financial statements included elsewhere in this annual report.

Manufacturing

        We have two leased manufacturing sites: a building in Milpitas, California with over 35,000 square feet and two buildings in San Jose, California totaling over 124,000 square feet. The San Jose facility consists of two buildings: a larger building of approximately 82,000 square feet and a smaller building of approximately 42,000 square foot. In September 2001, we decided to abandon the smaller building at our San Jose facility based on revised anticipated demand for our products and current market conditions and incurred a charge of $9.8 million, see Note 11 to the audited consolidated financial statements included elsewhere in this annual report.

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

Research and Development

        Our future success depends on our ability to develop new designs, technologies and product enhancements. We have assembled a core team of experienced engineers and technologists to accomplish these objectives. These employees are involved in advancing our core technologies, as well as applying these core technologies to our product development activities in our target markets. We have made, and will continue to make, a substantial investment in research and development activities. Research and development costs, which are expensed when incurred, were approximately $17 million, $19 million and $17 million for the years 2001, 2000 and 1999, respectively.

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

        We seek patent protection for our unique developments in circuit designs, processes and algorithms. We have 26 United States patents and four foreign patents in force. In 2001, we filed seven and were granted two patents. We currently have several patent applications pending in the United States Patent and Trademark Office. Our existing United States patents will expire between June 2007 and March 2017. We have chosen to pursue foreign patent protection only in selected foreign countries. Our failure to pursue foreign protection in these countries and the fact that patent rights may be unavailable or limited in some foreign countries could make it easier for our competitors to utilize our intellectual property. We cannot assure you that any patent will be issued as a result of our pending applications or any future applications or that, if issued, these patents will be sufficient to protect our technology. In addition, we cannot assure you that any existing or future United States or foreign patents will not be challenged, invalidated or circumvented, or that any patent granted will provide us with adequate protection or any competitive advantages.

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

Employees

        One of our most important assets is our base of well-trained and experienced employees. As of December 31, 2001, we had 243 employees, none of whom were represented by a collective bargaining agreement. As of December 31, 2001, our employees consisted of:

  •
  20 executive and administrative employees;

  •
  25 sales and marketing employees;

  •
  118 manufacturing, facilities and operations employees; and

  •
  80 engineering and technical employees.

        We have historically experienced relatively low turnover. However, since January 1, 2001 we have reduced our workforce by approximately 48% due to the recent economic downturn and weakness in demand resulting in approximately $1.5 million of employee severance costs. If demand increases in the future, we expect to correspondingly increase our workforce and there can be no assurance that we will be able to hire qualified employees. Our employees have an average of over five years tenure with us. Many of our engineering and technical staff have been with us for even longer. We believe that many of our engineers, as a result of their tenure and their defense electronics background, are among the most experienced high frequency engineers in the United States. We believe that the relationship with our employees is good.

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

Seasonality and Cyclicality

        It has been our experience that telecommunication equipment spending is typically lower in the first quarter of the calendar year and higher during the fourth quarter of the calendar year. Our semiconductor business is cyclical and most recently has been effected by an overall downturn in the semiconductor market.

Item 2. PROPERTIES

        We have two leased manufacturing sites: a building in Milpitas, California with over 35,000 square feet and two buildings in San Jose, California totaling over 124,000 square feet. The San Jose facility consists of two buildings: a larger building of approximately 82,000 square feet and a smaller building of approximately 42,000 square foot. Both buildings are leased for ten years. The larger building has a beginning base monthly rent of $158,340 for the first twelve months, which increases by 4% over each succeeding twelve month period. The smaller building has a beginning base monthly rent of $94,500 for the first twelve months which will also increase by 4% over each succeeding twelve month period.

        In September 2001, we decided to abandon the smaller building at our San Jose facility based on revised anticipated demand for our products and current market conditions (see Note 11 to the audited consolidated financial statements included elsewhere in this annual report). We have signed one tenant to cover a portion of the excess leased space and are actively seeking others. This sub-tenant has a two year lease occupying approximately 27% of the building and is paying a beginning base rent of approximately $25,300. Any sub-lease tenants are subject to our landlord's consent. Based on our current expected level of business, we will be utilizing less than 50% of our total capacity of all of our facilities.

Item 3. LEGAL PROCEEDINGS

        We currently are involved in litigation and regulatory proceedings incidental to the conduct of our business and expect that we will be involved in other litigation and regulatory proceedings from time to time. While we believe that any adverse outcome of such pending matters will not materially affect our business or financial condition, there can be no assurance that this will be the case.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders in the fourth quarter of 2001.

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

	High	Low
August 18, 2000 through September 29, 2000	$58.938	$30.938
Fourth Quarter (through December 31, 2000)	34.125	9.000
First Quarter (through April 1, 2001)	24.750	2.313
Second Quarter (through July 1, 2001)	9.750	1.938
Third Quarter (through September 30, 2001)	5.380	2.810
Fourth Quarter (through December 31, 2001)	4.590	2.350

        As of December 31, 2001, there were approximately 290 stockholders of record of our common stock.

Dividend Policy

        We did not pay any dividends in 2001 and 2000. We do not intend to pay cash dividends on our common stock for the foreseeable future. Instead, we intend to retain all earnings for use in the operation and expansion of our business. Our board of directors will make any future determination of the payment of dividends based upon various factors then existing, including, but not limited to, our financial condition, operating results and current and anticipated cash needs. In addition, covenants in our revolving credit facility limit our ability to declare and pay cash dividends on our common stock, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 4 to the audited consolidated financial statements included elsewhere in this annual report.

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

        Since the completion of our IPO through December 31, 2001 we reasonably estimate that we have used the net proceeds from the initial public offering as follows: approximately $40.0 million to repay outstanding debt amounts, approximately $23.4 million to purchase and install equipment and construct various leasehold improvements, and approximately $6.4 million for working capital and general corporate purposes (including compensation to employees, officers and directors in accordance with their standard agreements). We expect to use the remaining net proceeds for general corporate purposes, including funding our operations, our working capital needs and capital expenditures. Pending further use of the net proceeds, we have invested them in short-term, interest-bearing, investment-grade securities. Except as indicated above, all of the payments described above were direct or indirect payments to entities or persons other than directors, officers or greater than 10% owners of our equity securities.

Recent Sales of Unregistered Securities

        In 2001, we did not sell any of our securities that were not registered under the Securities Act.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this report. The statements of operations data for the years ended December 31, 2001, 2000, and 1999 and the selected balance sheet data as of December 31, 2001 and 2000 are derived from our audited financial statements which are included elsewhere in this report. The statements of operations data for the years ended December 31, 1998 and the selected consolidated balance sheet data as of December 31, 1999 and 1998 are derived from our audited consolidated financial statements which are not included in this annual report. The statements of operations data for the year ended December 31, 1997 and the selected consolidated balance sheet data as of December 31, 1997 is derived from our unaudited consolidated financial statements which are not included in this annual report. The selected consolidated statements of operations data represent our results from continuing operations only and the selected consolidated balance sheet data exclude net assets from discontinued operations. For a discussion of our discontinued operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 12 to the audited consolidated financial statements included elsewhere in this annual report. The selected consolidated statements of operations data excludes our extraordinary item resulting from the write-off of unamortized deferred financing costs associated with our early extinguishment of debt and includes our preferred stock dividend—assumed beneficial conversion. For a discussion of our preferred stock dividend—assumed beneficial conversion, see Note 6 to the audited consolidated financial statements included elsewhere in this annual report. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2001	2000(1)	1999	1998	1997
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$62,220	$115,797	$82,404	$63,568	$31,174
Cost of goods sold	58,860	72,027	50,534	43,400	25,591

Gross profit	3,360	43,770	31,870	20,168	5,583
Operating expenses:
Research and development	17,193	19,064	16,806	14,124	10,204
Selling and administrative	13,771	15,927	9,722	5,846	3,459
Amortization of deferred stock compensation	593	1,042	—	—	—
Recapitalization merger and other	—	35,453	3,223	—	—
Restructuring charge	9,797	—	—	—	—

Total operating expenses	41,354	71,486	29,751	19,970	13,663

Income (loss) from operations	(37,994)	(27,716)	2,119	198	(8,080)
Interest income	3,015	3,320	5,070	5,681	2,198
Interest expense	(238)	(3,353)	(520)	(601)	(795)
Other income (expense)—net	693	(1,390)	412	1,220	(249)
Gain on dispositions of real property	325	30,892	61,652	14,973	7,609

Income (loss) from continuing operations before income taxes	(34,199)	1,753	68,733	21,471	683
Income tax (provision) benefit	12,528	(4,707)	(26,383)	(6,978)	(240)

Income (loss) from continuing operations	$(21,671)	$(2,954)	$42,350	$14,493	$443

Income (loss) from continuing operations per share—basic	$(0.39)	$(0.20)	$0.22	$0.06	$0.00

Income (loss) from continuing operations per share—diluted	$(0.39)	$(0.20)	$0.21	$0.06	$0.00

Shares used to calculate income (loss) from continuing operations per share—basic	55,629	63,337	192,584	232,110	247,740
Shares used to calculate income (loss) from continuing operations per share—diluted	55,629	63,337	198,341	235,710	255,270
Dividends per common share	$—	$—	$0.02	$0.02	$0.02

	December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Selected Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$55,673	$89,785	$173,812	$64,624	$134,462
Working capital (2)	84,822	98,877	179,077	90,660	131,963
Total assets (3)	127,016	167,498	219,883	144,652	180,454
Total debt	—	—	—	—	—
Capital leases, net of current portion	—	—	4,902	5,066	5,190
Total stockholders' equity	99,722	119,388	202,137	133,679	220,987

(1)
Per share amounts available to common stockholders reflect a $10 million preferred stock dividend for the assumed beneficial conversion on our preferred stock, see Note 13 to the audited consolidated financial statements included elsewhere in this annual report.

(2)
Working capital excludes net assets of discontinued operations in the amount of $20,237 and $27,922 as of December 31, 1999 and 1998, respectively.

(3)
Total assets exclude net assets of discontinued operations in the amount of $20,237 and $36,975 as of December 31, 1999 and 1998 respectively. Net assets of discontinued operations were fully liquidated as of December 31, 2000.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

        Special Notice Regarding Forward-Looking Statements. The following discussion and analysis contains forward-looking statements including financial projections, statements as to the plans and objectives of management for future operations, and statements as to our future economic performance, financial condition or results of operations. These forward-looking statements are not historical facts but rather are based on current expectations, estimates, projections about our industry, our beliefs and our assumptions. Words such as "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those projected in these forward-looking statements as a result of a number of factors, including, but not limited to, the continuation or worsening of poor economic and market conditions in our industry and in general, technological innovation in the wireless and fiber optic communications markets, the availability and the price of raw materials and components used in our products, the demand for wireless and fiber optic systems and products generally as well as those of our customers and changes in our customer's product designs. Readers of this report are cautioned not to place undue reliance on these forward-looking statements.

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

        When we began our operations in the broadband commercial communications market, we benefited from the significant increases in spending on capital equipment by communications service providers. However, towards the end of 2000 and in 2001, several of our major customers significantly delayed and reduced their demand for our fiber optic and wireless products. The primary reason for these delays and reductions in their recent and forecasted demand is an overall slow down in capital spending by communication service providers. We believe that this slow down relates to two primary items. First, our customers have indicated that there has been a significant build up of their inventory as well as a significant build up of uninstalled equipment at communication service providers. We believe that numerous service providers have reduced their capital expenditures until they have installed their excess inventory of equipment, which they have already purchased, and begin generating revenue from this uninstalled equipment. In addition, based on the slow down in capital expenditures, our customers are attempting to reduce their inventory levels. Secondly, we believe that numerous early stage communication service providers, who have previously been able to access the capital markets, are having difficulties in finding new sources of capital and in certain instances these companies have filed for bankruptcy. As a result, we believe that these companies have had to greatly reduce their capital expenditures.

        On a long-term basis, we believe that the demand for broadband communications equipment and our products will rebound. Throughout 2001, we have introduced several new products in each of our three product categories. These new products will further position us to benefit from the roll-out of the following broadband communications technologies: 2.5G and 3G wireless, and OC-192 and OC-768 for both the metro and long haul fiber optics markets. During 2001, we introduced over twenty new semiconductor products primarily targeted at wireless infrastructure applications. During 2001, we also had many new socket wins at major OEMs. Additionally, during the first half of 2001, we expanded our thin film capabilities by introducing a new polished aluminum nitride process. During 2001, we also introduced over ten new fiber products including OC-192 modulator drivers, clock amplifiers and filter products. During the fourth quarter of 2001, we announced an alliance with Fujitsu Quantum Devices Ltd. for joint development of 40 Gb/s Optical products for OC-768 applications. While customer interest, new product introductions, additional design wins, strategic alliances and new orders are encouraging, there is no assurance that they will have a positive impact on our overall sales.

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

        Over the course of 2001, we have taken aggressive steps designed to more closely align our production costs with our customers' current forecasted demand for our products. As part of this effort, we have reduced our workforce by approximately 48%, incurring approximately $1.5 million in severance related costs. We have also saved an additional $2.0 million during the second half of 2001 by reducing non-employee costs including sales and marketing, general and administrative, and overhead expenses. Our cost reduction initiatives also include temporary shutdowns of our manufacturing facilities and significant reductions in capital spending. In addition to our cost reduction efforts, we have abandoned our excess San Jose facility and recorded a pre-tax restructuring charge of $9.8 million (see Note 11 to the audited consolidated financial statements included elsewhere in this annual report). This abandonment reduced our selling and administrative expenses by approximately $380,000 in the second half of 2001 and is expected to reduce our selling and administrative expense by approximately $250,000 per quarter going forward. While our continuing efforts are expected to further reduce our expense levels, we still have a significant amount of fixed manufacturing cost that these efforts will not impact and our expense reduction initiatives alone will not return us to profitability. We expect that reduced end-customer demand, underutilization of our manufacturing capacity and other factors will continue to adversely affect our operating results in the near term and we anticipate incurring additional losses in 2002. In order to return to profitability, we must achieve substantial revenue growth and we currently face an environment of uncertain demand in the markets our products address. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

Sales

        We sell our products predominantly to large equipment manufacturers and service providers in the fiber optic, broadband cable and wireless network infrastructure markets. Our major customers provide forecasted demand on at least a monthly basis, which assists us in allocating our manufacturing capacity.

These forecasts, however, are subject to changes, including changes as a result of market conditions, and could fluctuate from quarter to quarter.

        We depend on a small number of customers for a majority of our sales. During the year ended December 31, 2001, we had four customers which each accounted for more than 10% of our sales and in aggregate accounted for 71% of our sales. Those customers were Lucent Technologies, Marconi Communications, Nortel Networks and Richardson Electronics including sales to their respective manufacturing subcontractors. During the year ended December 31, 2000, we had two customers which each accounted for more than 10% of our sales and in aggregate accounted for approximately 72% of our sales. Those customers were Lucent Technologies and Nortel Networks including sales to their respective manufacturing subcontractors. We have diversified our customer base over the last few years and intend to further diversify our customer base and product offering in the future. However, we anticipate that we will continue to sell a majority of our products to a relatively small group of customers. In addition, most of our sales result from purchase orders or contracts that can be cancelled on short-term notice. Delays in manufacturing or supply procurement or other factors, including general market slow downs, have caused and could potentially continue to cause cancellation, reduction or delay in orders by or in shipments to a significant customer. Based on specific terms of the customer contract and purchase order, we may negotiate a final delivery and settlement in connection with order cancellations. Due to the uncertain and often lengthy nature of these negotiations, a substantial portion, if not all, of the inventory subject to the cancellation may be provided for as part of our excess and obsolete inventory provision. In the fourth quarter of 2001, we reached final agreement with one customer, Marconi Communications, and recognized revenue of $3.5 million related to the delivery of specific fixed wireless products that have previously been reserved for. We anticipate that similar arrangements will be made with other customers for final deliveries of less than $5 million over the first half of 2002 in addition to our core business. Since the fourth quarter of 2000 we have experienced a sequential reduction in demand for our wireless base station and OC-192 fiber optic products which continued throughout 2001. Also, during 2001, we have experienced a reduction in and push out of demand for our GaAs semiconductors. In addition, since the fourth quarter of 2000 and throughout 2001, three of our largest customers, Lucent, Nortel and Marconi, issued press releases discussing the slow down in telecom spending which has resulted in reduced demand for their products and major reductions in their work forces. In March 2002, Lucent and Nortel issued press releases disclosing reduced customer orders to date in 2002. Our orders from these major customers fell significantly in 2001 and there can be no assurance that orders will increase in 2002 or not continue to decline. While we have seen some limited recovery in orders for our mobile wireless products, we expect this slow down in telecom spending to continue in the near term based on customer forecasts for the purchase of our products. The greater the slow down in demand becomes, the more significant the potential negative impact on our sales, earnings, inventory valuations and cash flow.

        Revenues from product sales are recognized when all of the following conditions are met: the product has been shipped, the Company has the right to invoice the customer at a fixed price, the collection of the receivable is probable and there are no significant obligations remaining. Generally, title passes upon shipment of the Company's products. Beginning in March 2000, our contract with Lucent converted to a consignment arrangement under which title to certain of our products does not pass until Lucent utilizes these products in its production processes. Consequently, we recognize revenue on this contract only when Lucent notifies us of product consumption. Nortel converted its purchases of certain products to a similar consignment arrangement in October, 2000. Consequently, we recognize revenue on these contracts only when they notify us of product consumption. In addition to our internal sales efforts, we use distributors to sell semiconductor products. Revenues from distributors are recognized upon shipment based on the following factors: our sales price is fixed and determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributors have separate economic substance, we have no obligation with respect to the resale of the distributors' inventory, and we believe we can reasonably estimate the potential returns from our distributors based on their history and our visibility in the distributors' success with its products and into the market place in general. During the quarter ending July 1, 2001, the Company began using two distributors for sales of certain fixed wireless products. Lacking history with these new distributors, we are recording revenue on these fixed wireless products at the time of the distributors' sale to the ultimate end customer. We provide a warranty on standard products and components and products developed for specific customer or program applications. Such warranty generally ranges from 12 to 24 months. We estimate the warranty cost based on our historical field return rates. To date, we have had no significant warranty returns. We include warranty expense related to these products in cost of goods sold.

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

  •
  allocated occupancy costs;

  •
  scrapped material used in the production process; and

  •
  provision for excess and obsolete inventory.

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

Amortization of Deferred Stock Compensation

        We have recorded deferred stock compensation representing the differential between the deemed fair value of our common stock and the exercise price at the date of grant for options or date of sale for stock purchases. We are amortizing this amount using the straight line method over the vesting period of the options granted.

Recapitalization Merger and Other

        Recapitalization merger and other expense is a non-recurring expenditure comprised of employee retention and severance compensation, legal, professional and other costs associated with our recapitalization merger and the sale of our telecommunications group.

Restructuring Charge

        Restructuring charge reflects our decision to abandon a new leased facility based on revised anticipated demand for our products and current market conditions. It is comprised of future lease payments net of anticipated sub-lease income, broker commissions and other facility costs, and an asset impairment charge on tenant improvements. In determining this estimate, we have made certain assumptions with regards to our ability to sub-lease the space and have reflected off-setting assumed sub-lease income in line with our best estimate of current market conditions.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a continuous basis, we evaluate all our significant estimates including those related to doubtful accounts receivable, inventory valuation, impairment of long-lived assets, income taxes, restructuring including accruals for abandoned lease properties, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstance, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. See Note 2 to the audited consolidated financial statements included elsewhere in this annual report for a detailed discussion of all our significant accounting policies.

Revenue Recognition

        We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. In addition, failure to obtain anticipated orders or delays or cancellations of orders or significant pressure to reduce prices from key customers could have a material adverse effect on our revenue.

        Based on specific terms of the customer contract and purchase order, we may negotiate a final delivery and settlement in connection with order cancellations. Due to the uncertain and often lengthy nature of these negotiations, a substantial portion, if not all, of the inventory subject to the cancellation may be provided for as part of our excess and obsolete inventory provision. In the fourth quarter of 2001, we reached final agreement with one customer, Marconi Communications, and recognized revenue of $3.5 million related to the delivery of specific fixed wireless products that have previously been reserved for. We anticipate that similar arrangements will be made with other customers for final deliveries of less than $5 million over the first half of 2002 in addition to our core business.

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and historic bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences may result in the amount and timing of expenses for any period if management made different judgments or utilized different estimates. Our allowances for doubtful accounts were $1.4 million and $1.7 million as of December 31, 2001 and 2000, respectively. Approximately 84% of our accounts receivable as of December 31, 2001 was concentrated with our top four customers, each, including their respective manufacturing subcontractors, accounting for more than 10% of our sales and in aggregate accounting for 71% of our sales,.

Provision for Excess and Obsolete Inventory

        We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Management specifically identifies obsolete products and analyzes historical usage, forecasted production based on demand forecasts, current economic trends and historical write-offs when evaluating the adequacy of the provision for excess and obsolete inventory. Due to rapidly changing customer forecast and orders, additional provisions for excess or obsolete inventory, while not currently expected, could be required in the future. In addition, the sale of previously written down inventory could result from significant unforeseen increases in customer demand. Material differences in estimates of excess and obsolete inventory may result in the amount and timing of cost of sales for any period if management made different judgments or utilized different estimates.

Income Taxes

        As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax provision (benefit) in each of the jurisdictions in which we operate. This process involves us estimating our current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Management believes that it its more likely than not that its deferred tax assets will be realized through refunds from the carryback of the current year net operating loss and any projected net operating loss for 2002. As of December 31, 2001, our deferred tax asset valuation allowance was $6.6 million.

        In accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies", we have established certain reserves for income tax contingencies. These reserves relate to various tax years subject to audit by tax authorities including our Federal tax filings for 1996 to 1999 which are currently being examined. As of December 31, 2001, our income tax reserve was $10.5 million, which we believe is adequate. However, the ultimate outcome of this estimate may differ from our estimates and the difference may be material.

Restructuring

        In September 2001, we decided not to occupy a new leased facility based on revised anticipated demand for our products and current market conditions. This excess facility, for which we have a ten year commitment, is located adjacent to our current corporate headquarters and was originally developed to house additional administrative and corporate offices to accommodate planned expansion. This decision has resulted in a pre-tax lease loss of $7.2 million, comprised of future lease payments net of anticipated sub-lease income, broker commissions and other facility costs, and a pre-tax asset impairment charge of $2.6 million on tenant improvements deemed no longer realizable. In determining this estimate, we have made certain assumptions with regards to our ability to sub-lease the space and have reflected off-setting assumed sub-lease income in line with our best estimate of current market conditions. Should there be a significant change in those market conditions, the ultimate loss could be higher and such amount could be material. We have signed one tenant to cover a portion of the excess leased space. Any sub-lease tenants are subject to the landlord's consent. The lease loss is an estimate under SFAS No. 5 "Accounting for Contingencies" and represents the low end of the range and adjustments will be made in future periods, if necessary, based upon the then current actual events and circumstances. We have estimated that the high end of the lease loss could be $10.7 million if operating lease rental rates continue to decrease or should it take longer than expected to find a suitable tenant or tenants to sub-lease the facility. As of December 31, 2001, our restructuring accrual was $6.8 million.

Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards ("SFAS") No.121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors we consider that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected, future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; or significant technological changes, which would render equipment and manufacturing process, obsolete. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Through December 31, 2001, the Company has not experienced any such impairments.

        Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail, material write downs of our long-lived assets could occur.

Current Operations

        The following table sets forth certain statements of operations data expressed as a percentage of sales for the periods indicated. As a result of our new products, our increased infrastructure, changing market conditions and other factors, the historical percentages and comparisions set forth below may not reflect our expected future operations.

	Percentage of Sales Year Ended December 31,
	2001	2000	1999
Consolidated Statements of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of goods sold	94.6	62.2	61.3

Gross profit	5.4	37.8	38.7
Operating expenses:
Research and development	27.6	16.4	20.4
Selling and administrative	22.1	13.8	11.8
Amortization of deferred stock compensation	1.0	0.9	—
Recapitalization merger and other	—	30.6	3.9
Restructuring charge	15.8	—	—

Total operating expenses	66.5	61.7	36.1

Income (loss) from operations	(61.1)	(23.9)	2.6
Interest income	4.9	2.9	6.2
Interest expense	(0.4)	(2.9)	(0.7)
Other income (expense) — net	1.1	(1.2)	0.5
Gain on dispositions of real property	0.5	26.6	74.8

Income from continuing operations before income taxes	(55.0)	1.5	83.4
Income tax (provision) benefit	20.2	(4.1)	(32.0)

Income (loss) from continuing operations.	(34.8)%	(2.6)%	51.4%

Comparison of Years Ended December 31, 2001 and 2000

        Sales—We recognized $62.2 million and $115.8 million in sales for the fiscal years ended December 31, 2001 and 2000, respectively. This $53.6 million or 46% decrease in sales resulted primarily from an decrease in fiber optic sales of OC-192 oscillators for use in long haul fiber optic systems. Fiber optic sales decreased 79% to $10.0 million as our 2001 sales continued to be impacted by the overall weakness in the long haul fiber optic market. Fiber optic sales represented 16% of total sales for 2001. Wireless product sales during 2001 totaled $32.5 million, representing 52% of total sales and a decrease of 23% over 2000. Semiconductor sales during 2001 totaled $19.8 million, representing 32% of total sales and a decrease of 22% over 2000. Based on specific terms of the customer contract and purchase order, we may negotiate a final delivery and settlement in connection with order cancellations. Due to the uncertain and often lengthy nature of these negotiations, a substantial portion, if not all, of the inventory subject to the cancellation may be provided for as part of our excess and obsolete inventory provision. In the fourth quarter of 2001, we reached final agreement with one customer, Marconi Communications, and recognized revenue of $3.5 million related to the delivery of specific fixed wireless products that have previously been reserved for. We anticipate that similar arrangements will be made with other customers for final deliveries of less than $5 million over the first half of 2002 in addition to our core business. Moving forward, we continue to be cautious about the current market environment, but we believe that our core business will generate approximately $10 to $11 million in quarterly sales over the first half of 2002. However, there can be no assurance that we will generate such a level of sales.

        Cost of Goods Sold—Our cost of goods sold for 2001 was $58.9 million, a decrease of $13.1 million or 18% as compared with cost of goods sold of $72.0 million in 2000. The decrease in cost of goods sold primarily relates to our 46% decrease in sales. As a percentage of sales, our cost of goods sold increased to 95% of sales in 2001 from 62% in 2000. The increase in our cost of goods sold as a percentage of sales relates to significant unabsorbed overhead, a $6.6 million provision for excess and obsolete inventory, approximately $983,000 of severance expenses related to manufacturing personnel, and high variable cost on fixed wireless products which were being transitioned into manufacturing. The significant amount of unabsorbed overhead costs relates to the increased manufacturing infrastructure we put in place to support our customers' demand in the second half of 2000. This increased infrastructure includes, among other things, a new manufacturing facility and investments in machinery and equipment. During the first quarter of 2001, we recorded a $6.6 million provision for excess and obsolete inventory largely related to inventory ordered to build base station products for our largest mobile wireless customer. Inventory levels of this product were purchased based on this customer's forecasted demand which had since been dramatically revised downward. In addition, given the overall slowdown in market demand, we made provisions for other product lines where customer forecasts have significantly declined. Since the first quarter of 2001, approximately $4.4 million of our previously reserved inventory was consumed by our largest mobile wireless customer. This decrease in our inventory reserve was offset by an additional $4.4 million in provisions for other product lines where customer demand has significantly weakened. In total, the amount of our provision for excess and obsolete inventory remained unchanged since the first quarter of 2001. Due to rapidly changing customer forecasts and orders, additional provisions for excess or obsolete inventory, while not currently expected, could be required in the future. In addition, the sale of previously written down inventory could result from significant unforeseen increases in customer demand. With respect to our fixed wireless products, we typically experience higher cost of goods sold as a percentage of the selling price during the early stages of a new product life cycle. Over time, we typically become more efficient through learning and increased volumes, as well as through introducing lower cost elements in the product design. Margin improvement on our fixed wireless products has remained unrealized due to very low volume production during the second half of 2001. Given the current economic slowdown, the added capacity from our new manufacturing facility and equipment may not be fully utilized and the ongoing costs thereof will still be incurred until such time as the market demand for our products increases.

        Research and Development—Our research and development expense for 2001 was $17.2 million, a decrease of $1.9 million or 10% as compared with research and development expense of $19.1 million in 2000. The decrease in research and development was primarily attributed to lower overall overhead costs and an increase in customer funded development. As a percentage of sales, research and development expenses increased to 28% of sales in 2001 from 16% of sales in 2000. The increase in research and development expense as a percentage of sales primarily relates to our decline in sales. Product research and development is essential to our future success and we expect to continue to make investments in new product development.

        Selling and Administrative—Selling and administrative expense for 2001 was $13.8 million or 22% of sales, a decrease of $2.1 million or 13% as compared with selling and administrative expense of $15.9 million or 14% of sales in 2000. The decrease in absolute dollars is primarily related to lower commission, recruiting, advertising and promotion expenses partially offset by approximately $485,000 of severance expenses and rent expense associated with our two new facilities including excess office space through August, 2001 (see Note 11 to the audited consolidated financial statements included elsewhere in this annual report). As a percentage of sales, the increase in selling and administrative expense reflected the significant decrease in sales during 2001.

        Amortization of Deferred Stock Compensation—Amortization of deferred stock compensation expense in 2001 includes approximately $593,000 related to the issuance of stock options during 2000 at prices deemed below fair market value. Amortization of deferred stock compensation expense in 2000 includes approximately $1.0 million related to the sale of stock and issuance of stock options during 2000 at prices deemed below fair market value. As of December 31, 2001, the balance of our remaining unamortized deferred stock compensation was approximately $702,000 to be amortized over the next 42 months.

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

        Restructuring charge—For 2001, we have recorded a restructuring charge of $9.8 million related to our decision to abandon our excess facility. In September 2001, we decided not to occupy a new leased facility based on revised anticipated demand for our products and current market conditions. This excess facility, for which we have a ten year commitment, is located adjacent to our current corporate headquarters and was originally developed to house additional administrative and corporate offices to accommodate planned expansion. This decision has resulted in a pre-tax lease loss of $7.2 million, comprised of future lease payments net of anticipated sub-lease income, broker commissions and other facility costs, and a pre-tax asset impairment charge of $2.6 million on tenant improvements deemed no longer realizable. In determining this estimate, we have made certain assumptions with regards to our ability to sub-lease the space and have reflected off-setting assumed sub-lease income in line with our best estimate of current market conditions. Should there be a significant change in those market conditions, the ultimate loss could be higher and such amount could be material. We have signed one tenant to occupy a portion of the excess leased space. Any sub-lease tenants are subject to the landlord's consent. The lease loss is an estimate under SFAS No. 5 "Accounting for Contingencies" and represents the low end of the range and adjustments will be made in future periods, if necessary, based upon the then current actual events and circumstances. We have estimated that the high end of the lease loss could be $10.7 million if operating lease rental rates continue to decrease or should it take longer than expected to find a suitable tenant or tenants to sub-lease the facility. Total cash outlay for the restructuring is expected to be $7.2 million, with $6.8 million accrued at December 31, 2001 and approximately $400,000 paid out through December 31, 2001. Of the balance in accrued liabilities as of December 31, 2001, the Company expects approximately $493,000 of the lease loss to be paid out over the next twelve months, and the remaining $6.3 million to be paid out over the remaining life of the lease of approximately nine years.

        Interest Income—Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. Our interest income for 2001 was $3.0 million, a decrease of approximately $305,000 or 9% as compared with interest income of $3.3 million in 2000. This decrease primarily resulted from decreased average amounts of funds available for investment and a decrease in interest rates. To the extent we continue to utilize our cash in the operation of our business, interest income is expected to decrease going forward. Additionally, our interest income will be impacted by changes in the market interest rates of our investments, which are generally lower than they were a year ago.

        Interest Expense—Our interest expense for 2001 was $238,000, a decrease of $3.2 million or 94% as compared with interest expense of $3.4 million in 2000. Interest expense during 2001 relates to fees associated with our revolving credit facility and outstanding letters of credit. The expense incurred during 2000 resulted from interest expense related to our credit facility with CIBC World Markets Corp., which we entered into as part of the recapitalization merger and fully repaid with a portion of the net proceeds from our initial public offering.

        Other Income (Expense)-Net—The other income realized in 2001 was primarily related to a $345,000 realized gain on the sale of short-term investments, a business interruption insurance settlement of $112,000, net of expenses, related to a power outage at our Milpitas facility and a $235,000 refund of an insurance premium for potential environmental liabilities on our former Scotts Valley facility. The other expense incurred in 2000 is primarily related to losses realized when we liquidated short-term investments to fund in part the recapitalization merger and to higher facility cost associated with our Palo Alto sub-lease.

        Gain on Dispositions of Real Property—During 2001, we recorded a gain on dispositions of real property related to the release of $500,000 of escrow funds related to our sale of leasehold interests in our Palo Alto site during the fourth quarter of 2000. This gain was partially offset by $175,000 of residual expenses from the sale of the property. In 2000, our pre-tax gain on the dispositions of real property of $30.9 million primarily related to our sale of the remaining leasehold interest in our Palo Alto site which resulted in a pre-tax gain of $30.1 million. We vacated this site in October of 2000.

        Income Tax (Provision) Benefit—Our effective tax rate in 2001 was a tax benefit of 37% as compared to a tax provision of 269% in 2000. Our effective tax benefit rate for 2001 approximates our combined federal and state effective tax rates adjusted primarily for valuation allowances against those deferred tax assets that management believes are not more likely than not to be realized as well as a reduction of certain taxes payable deemed no longer required. The effective tax rate of 2000 reflects the impact of certain nondeductible expenses related to our recapitalization merger. Beginning in 2002, we have elected to not benefit on-going future net operating losses.

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

        Selling and Administrative—Selling and administrative expenses increased 64% to $15.9 million in 2000 from $9.7 million in 1999. The increase in selling and administrative related to increased spending on sales and marketing, recruiting and human resources, our relocation to our new facility in San Jose and increases in our bad debt allowance. The increase in our bad debt allowance of $1.2 million was primarily due to a bankruptcy filing by one of our customers and an increase in potentially uncollectible accounts receivable as our sales grew rapidly. As a percentage of sales, selling and administrative expenses increased to 14% of sales in 2000 from 12% of sales in 1999. The increase in selling and administrative as a percentage of sales primarily related to increases in our bad debt reserve and cost associated with our relocation to our new facility.

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

        Other Income (Expense)-Net—Other income (expense)-net, decreased to $1.4 million of other expense in 2000 from $412,000 of other income in 1999. This decrease is primarily related to losses realized in the first quarter of 2000 when we liquidated short-term investments to fund in part the recapitalization merger.

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

        Income Tax (Provision) Benefit—Our effective tax rate in 2000 was 269% as compared to 38% in 1999. The primary reason our 2000 effective tax rate was significantly higher than the statutory tax rate relates to the impact of certain nondeductible expenses incurred in connection with our recapitalization merger.

        Extraordinary item, net of taxes—During the third quarter of 2000, we repaid all of the outstanding borrowings under our credit facility and wrote-off, as an extraordinary item, the remaining unamortized deferred financing cost of $3.3 million before income taxes of $1.25 million.

Liquidity and Capital Resources

        Cash, cash equivalents and short-term investments at December 31, 2001 were $55.7 million, a decrease of $34.1 million or 38% compared to the balance of $89.8 million at December 31, 2000.

        In December of 2000, we entered into a $25.0 million revolving credit facility ("Revolving Facility") with a bank. The Revolving Facility matures on December 31, 2003 and contains a $15.0 million sub-limit to support letters of credit. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires that we maintain certain financial ratios and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank's permission. We were in compliance with the covenants as of December 31, 2001. The Revolving Facility is secured by substantially all of our assets. As of December 31, 2001, there were no outstanding borrowings under the Revolving Facility. Our Federal tax filings for 1996 to 1999 are currently being examined and if the outcome is unfavorable we will need to pay substantial taxes and penalties which will have an adverse impact on our cash position. We currently have approximately $10.5 million as a contingent liability related to various tax years subject to audit by tax authorities

        Net Cash Provided (Used) by Continuing Operating Activities—Net cash provided (used) by continuing operations was ($24.9) million, $3.4 million and $4.0 million in 2001, 2000 and 1999, respectively. Net income (loss) in 2001, 2000 and 1999 was comprised of ($21.7) million, ($3.0) million and $42.4 million from continuing operations, respectively, and $30.9 million and $25.5 million from discontinued operations for 2000 and 1999, respectively. During 2000, we also incurred a $2.1 million loss (net of income tax) from an extraordinary item arising from the early extinguishment of debt. Significant items impacting the difference between net income from continuing operations and cash flows from continuing operations in 2001 were $15.4 million used by working capital, a $6.3 million increase in our restructuring accrual, an increase of $9.4 million in deferred tax assets, and a $6.6 million increase in our provision for excess and obsolete inventory. The $15.4 million used in working capital relates to a $25.9 million decrease in accruals, payables and income taxes and a $2.4 million increase in inventories which were partially offset by a $11.1 million decrease in receivables and a $1.3 million decrease in other assets. The $25.9 million decrease in accruals, payables and income taxes was partially related to a $9.6 million income tax payment generated primarily from the approximately $30.1 million pre-tax gain from the sale of our remaining Palo Alto leasehold interest during our fourth quarter of 2000. Significant items impacting the difference between loss from continuing operations and cash flows from continuing operations in 2000 were $6.3 million used in working capital, $35.5 million of recapitalization merger cost and $30.2 million of net gains on the disposal of property, plant and equipment. The net gain on the disposal of property, plant and equipment primarily relates to a $30.1 million gain on the sale of real estate. The $6.3 million used in working capital relates to a $14.8 million increase in inventories and a $12.4 million increase in receivables which were partially offset by a $15.0 million increase in accruals, payables and income taxes and a $5.9 million decrease in other assets. Significant items impacting the difference between net income from continuing operations and cash flows from continuing operations in 1999 were $5.1 million used in working capital, net gains on the disposition of property, plant and equipment of $61.1 million and $21.9 million provided by the utilization of deferred tax assets. The $61.1 million net gain on property, plant and equipment was primarily related to a $61.7 million gain on the sale of real estate. The $5.1 million used in working capital relates to a $10.0 million decrease in accruals, payables and income taxes which was partially offset by a $1.4 million decrease in receivables and a $4.1 million decrease in other assets.

        Net Cash Provided (Used) by Investing Activities—Net cash provided (used) by investing activities was ($227,000), $71.1 million and $87.8 million in 2001, 2000 and 1999, respectively. In 2001, we used $75.9 million to purchase short-term investments and $11.1 million to invest in property, plant and equipment which were largely offset by $86.3 million provided by our sale of short-term investments. In 2000, our investing activities provided cash of $53.7 million from the sale of short-term investments, $62.3 million from the sale of our Telecommunications segment and proceeds related to the release of escrow from our previous discontinued operations, and $28.0 million of proceeds from real estate sales and asset retirements which was partially offset by $51.4 million used to purchase short-term investments and $21.4 million used to invest in property, plant and equipment. In 1999, our investing activities provided cash of $26.9 million from the sale of short-term investments, $19.9 million from the sale of discontinued operations and $70.7 million from the proceeds on real estate sales and asset retirements which were partially offset by $24.9 million from the purchase of short-term investments and $4.8 million from the purchase of property, plant and equipment. During 2002, we expect to invest approximately $2.0 to $4.0 million in capital expenditures. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so throughout 2002.

        Net Cash Provided (Used) by Financing Activities—Net cash provided (used) by financing activities totaled $1.4 million, ($145.5) million and ($2.4) million in 2001, 2000 and 1999, respectively. In 2001, we received net cash of approximately $1.4 million from the sale of our common stock to employees through our employee stock purchase and option plans. In 2000, our net cash used in financing activities primarily related to our recapitalization merger where we repurchased $270.2 million of common stock and incurred $35.5 million in recapitalization merger cost which was partially offset by the proceeds from the issuance of common and preferred stock of $160.3 million including our initial public offering in August, 2000. In 1999 our net cash used in financing activities primarily related to $3.2 million in recapitalization merger and other cost and $2.4 million in dividends paid partially offset by the issuance of common stock for $3.3 million.

        Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments together with our expected cash flows from operations and anticipated available borrowings under our line of credit will be sufficient to meet our liquidity and capital spending requirements for at least the next twelve months. Thereafter, we will utilize our cash, cash flows and borrowings to the extent available and, if desirable or necessary, we may seek to raise additional capital through the sale of debt or equity. There can be no assurances, however, that future borrowings and capital resources will be available on favorable terms or at all. Our cash flows are highly dependent on demand for our products, timing of orders and shipments with key customers and our ability to manage our working capital, especially inventory and accounts receivable, as well as controlling our production and operating costs in line with our revenue.

Other Matters

        Accounting Pronouncements—On June 29, 2001, the Financial Accounting Standards Board, or FASB, approved for issuance SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization. The adoption of SFAS No. 142 in January 2002 will not have a material impact on the Company's financial statements.

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

        Litigation—The Company is involved in various legal actions which arose in the ordinary course of its business activities. Management believes the final resolution of these matters should not have a material impact on its results of operations, cash flows, or financial position. For a more detailed description of these suits, see "Business—Legal Proceedings."

        Recent Events Related to our Independent Auditor, Arthur Andersen—On March 14, 2002 our independent certified public accountant, Arthur Andersen, LLP, was indicted on federal charges of obstruction of justice in connection with the U.S. government's investigation of Enron. We are required to file periodic financial statements with the SEC which have been audited or reviewed by an independent, certified public accountant. The SEC has issued a release stating that it will continue to accept financial statements audited by Arthur Andersen, and interim financial statements reviewed by it, so long as Arthur Andersen is able to make certain representations to us. While Arthur Andersen has made the SEC required representations to us in connection with our audited financial statements for 2001, there can be no assurance that Arthur Andersen will be able to do so in the future, that the SEC will continue to accept financial statements audited or reviewed by Arthur Andersen or that Arthur Andersen will be able to perform the required services for us. In such case, we will promptly seek to engage new independent certified public accountants to perform audit-related services for us. Our ability to timely file our required periodic reports could be impaired if Arthur Andersen becomes unable to make the required representations to us, the SEC ceases accepting financial statements audited or reviewed by Arthur Andersen or if for any other reason Arthur Andersen is unable to perform audit-related services for us. If we are unable to timely file our required periodic reports it could have a material adverse effect on us.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

        You should carefully consider the risks described below and all other information contained in this report and in our other filings with the SEC in evaluating us and our business before making an investment decision. If any of the following risks, or other risks and uncertainties that we have not yet identified or that we currently think are immaterial, actually occur and are material, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline and you may lose part or all of your investment.

We have recently incurred substantial operating losses and we anticipate additional future losses.

        Our sales for 2001 were $62.2 million compared to $115.8 million for 2000 due to sharply reduced end-customer demand in many of the communications end-markets which our products address. We incurred a net loss of $21.7 million for 2001.

        We expect that reduced end-customer demand, underutilization of our manufacturing capacity and other factors will continue to adversely affect our operating results in the near term and we anticipate incurring additional losses in 2002. In order to return to profitability, we must achieve substantial revenue growth and we currently face an environment of uncertain demand in the markets our products address. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

Several customers account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a loss of sales.

        We depend on a small number of customers for a majority of our sales. During the year ended December 31, 2001, we had four customers which each accounted for more than 10% of our sales and in aggregate accounted for 71% of our sales. Those customers were Lucent Technologies, Marconi Communications, Nortel Networks and Richardson Electronics including sales to their respective manufacturing subcontractors. During the year ended December 31, 2000, we had two customers which each accounted for more than 10% of our sales and in aggregate accounted for approximately 72% of our sales. Those customers were Lucent Technologies and Nortel Networks including sales to their respective manufacturing subcontractors. In addition, most of our sales result from purchase orders or from contracts that can be cancelled on short-term notice. We anticipate that we will continue to sell a majority of our products to a relatively small group of customers. The loss of or a reduction in orders from, a significant customer for any reason could cause our sales to decrease.

        During our fourth quarter of 2000 we began to experience a sequential reduction in demand for our wireless base station and OC-192 optical products which has continued into the first quarter of 2002. Also, during 2001, we have experienced a reduction in and push out of demand for our GaAs semiconductors. In addition, since the fourth quarter of 2000 and throughout 2001, three of our largest customers, Lucent, Nortel and Marconi issued press releases discussing the slow down in telecom spending which has resulted in reduced demand for their products and major reductions in their work forces. In March 2002, Lucent and Nortel issued press releases disclosing reduced customer orders to date in 2002. Our orders from these major customers fell significantly during 2001 and there can be no assurance that orders will increase in 2002 or not continue to decline. While we have seen some limited recovery in orders for our mobile wireless and GaAs semiconductor products, we expect this general slow down in telecom spending to continue in the near term based on customer forecasts for the purchase of our products. The greater the slowdown in demand becomes, the more significant the potential negative impact on our sales, earnings, inventory valuations and cash flow.

Our future success depends in significant part on strategic relationships with certain of our customers. If we cannot maintain these relationships or if these customers develop their own solution or adopt a competitor's solutions instead of buying our products, our operating results would be adversely affected.

        In the past, we have relied on our strategic relationships with certain customers who are technology leaders in our target markets. We intend to pursue and continue to form these strategic relationships in the future but we cannot assure you that we will be able to do so. These relationships often require us to develop new products that typically involve significant technological challenges. Our partners frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial amount of our limited resources to our strategic relationships, which could detract from or delay our completion of other important development projects. Delays in development could impair our relationships with our strategic partners and negatively impact sales of the products under development. Moreover, it is possible that our customers may develop their own solutions or adopt a competitor's solution for products that they currently buy from us. If that happens, our business, financial condition and results of operations could be materially and adversely affected.

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

        Our quarterly revenues and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet our publicly stated guidance or the expectations of securities analysts or investors, our stock price may decline. Fluctuations in our operating results may be due to a number of factors, including the following:

  •
  continued slow down in capital spending by communications service providers

  •
  the volume of our product sales and pricing concessions on volume sales;

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

  •
  changes in manufacturing capacity and the utilization of this capacity;

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

  •
  increased warranty claims;

  •
  recognition of non-recurring revenue generated from life-time buys of discontinued products or settlements of contract cancellations for orders containing inventory protection clauses;

  •
  the eventual actual cost of our abandonment of our lease facility;

  •
  our ability to sub-lease the excess space we abandoned in our leased facility;

  •
  our ability to successfully complete our restructuring program;

  •
  the impact of international conflicts and acts of terrorism on economic and market conditions;

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

        During 2001, the demand for telecom equipment has been very soft and is projected to continue during the first quarter of 2002 and potentially beyond. If the markets for our products in fiber optic, broadband cable or wireless communications fail to grow, or grow more slowly than we anticipate, the use of our products may decline and our sales could suffer.

If the Internet does not continue to expand and broadband access technologies are not deployed to satisfy the increased bandwidth requirements as we anticipate, sales of our products may decline.

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

        We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. Lead times for components and materials that we order vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. For substantial increases in production levels, some suppliers may need six months or more lead time. As a result, we may be required to make financial commitments in the form of purchase commitments. We lack visibility into the finished goods inventories of our customers and the end-users. This lack of visibility impacts our ability to accurately forecast our requirements. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. An additional risk for potential excess inventory results from our volume purchase orders with certain material suppliers, which can only be reduced in certain circumstances. Additionally, if we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our sales and profitability. As we broaden our product lines we must purchase a wider variety of components to utilize in our manufacturing processes. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility of customer acceptance and potential competition. Both of these factors will contribute a higher level of inventory risk in our near future.

We depend on single or limited source suppliers for some of the key components and materials in our products, which makes us susceptible to supply shortages or price fluctuations that could adversely affect our operating results.

        We typically purchase our components and materials through purchase orders, and we have no guaranteed supply arrangements with any of our suppliers. We currently purchase several key components and materials used in the manufacture of our products from single or limited source suppliers. In the event one of our sole source suppliers is unable or unwilling to sell us material components, this could have a significant adverse effect on the Company. Additionally, we may fail to obtain required components in a timely manner in the future. We may also experience difficulty identifying alternative sources of supply for the components used in our products. We would experience delays if we were required to test and evaluate products of potential alternative suppliers. Furthermore, financial or other difficulties faced by our suppliers or significant changes in demand for the components or materials they supply to us could limit the availability of those components or materials to us. In addition, the majority of our semiconductor products are packaged in The Philippines and Hong Kong. Political and economic instability and changes in governmental regulations in these areas as well as the United States could affect the ability of our overseas vendors to package our products. Any interruption or delay in the supply of our required components, materials or services, or our inability to obtain these components, materials or services from alternate sources at acceptable prices and within a reasonable amount of time, could impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

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

        Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, marketing and customer service personnel. If we fail to attract, integrate and retain the necessary personnel, our ability to maintain and build our business could suffer significantly. Additionally, California State law can create unique difficulties for a California based company attempting to enforce covenants not to compete with employees which could be a factor in our future ability to retain key management and employees in a competitive environment.

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

        We regularly file patent applications with the U.S. Patent and Trademark Office and in selected foreign countries covering particular aspects of our technology and intend to prosecute such applications to the fullest extent of the law. Based upon our assessment of our current and future technology, we may decide to file additional patent applications in the future, and may decide to abandon current patent applications. We cannot assure you that any patent application we have filed or will file will result in an issued patent, or, if patents are issued to us, that such patents will provide us with any competitive advantages and will not be challenged by third parties or invalidated by the U.S. Patent and Trademark Office or foreign patent office. Any failure to protect our existing patents or to secure new patents may limit our ability to protect the intellectual property rights that such patents or patent applications were intended to cover. Furthermore, the patents of others may impair our ability to do business. See "Business—Intellectual Property" for a more complete description of our intellectual property and our efforts to protect it.

        We have several registered trademarks and service marks, in the United States and abroad, and are in the process of registering others in the United States. Nevertheless, we cannot assure you that the U.S. Patent and Trademark Office will grant us these registrations. Should we decide to apply to register additional trademarks or service marks in foreign countries, there is no guarantee that we will be able to secure such registrations. The inability to register or decision not to register in certain foreign countries and adequately protect our trademarks and service marks could harm our competitive position, harm our reputation and negatively impact our future profitability. For more details, see "Business—Intellectual Property."

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

  •
  export control compliance with respect to our defense products purchased by the United States and foreign governments; and

  •
  product defect claims with respect to products manufactured by our sold businesses before they were sold.

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

Our stock price is highly volatile.

        The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering in August, 2000, through January 28, 2002, our common stock has traded at prices as low as $1.9375 and as high as $59.875 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

        In addition, the market prices of securities on the NASDAQ National Market and that of our customers and competitors have been especially volatile. This volatility has significantly affected the market prices of securities for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. If we were the object of a securities class action litigation, it could result in substantial losses and divert management's attention and resources from other matters.

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

        We believe that the cash, cash equivalents and investments on hand, the cash we expect to generate from operations and borrowings under our line of credit will be sufficient to meet our liquidity and capital spending requirements at least through the end of 2002. However, it is possible that we may need to raise additional funds to fund our activities during and/or beyond that time. We could raise these funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we many not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

        It is possible that our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

  •
  whether the Company operates on a positive cash flow basis;

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

Our business operations may be effected by the California utility outages.

        Our headquarters and our manufacturing facilities are concentrated in the State of California, which experienced power shortages and outages earlier in 2001. Substantially all of the production equipment that currently accounts for our sales, as well as planned additional production equipment, is or is currently expected to be located in California. We cannot predict when these outages will occur and the extent these outages will disrupt our business operations and delay delivery of our products. Any delays in product deliveries could result in a loss of sales and a loss of customers which could impact our profitability.

Our controlling stockholder has the ability to take action that may adversely affect our business, our stock price and our ability to raise capital.

        As of December 31, 2001, Fox Paine & Company, LLC ("Fox Paine") is the indirect beneficial owner of 66.1% of our outstanding share capital. As a result, Fox Paine has and will continue to have control over the outcome of matters requiring stockholder approval, including the power to:

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

        We sell a significant portion of our product to customers outside of the United States. Sales to customers outside of the United States accounted for approximately 42%, 53% and 29% of our sales in 2001, 2000 and 1999, respectively. We expect that sales to customers outside of the United States will continue to account for a significant portion of our sales. Although all of our foreign sales are denominated in U.S. dollars, such sales are subject to certain risks, including, among others, changes in regulatory requirements, the imposition of tariffs and other trade barriers, the existence of political, legal and economic instability in foreign markets, language and cultural barriers, seasonal reductions in business activities, our ability to receive timely payment and collect our accounts receivable, currency fluctuations, and potentially adverse tax consequences, which could adversely affect our business and financial results.

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

The amount and timing of revenue from newly designed products is often uncertain.

        We have announced a significant number of new products and design wins for new and existing products. Achieving a design win with a customer does not create a binding commitment from that customer to purchase our products. Rather, a design win is solely an expression of interest by potential customers in purchasing our products and is not supported by binding commitments of any nature. Accordingly, a customer may choose at any time to discontinue using our products in their designs or product development efforts. Even if our products are chosen to be incorporated in our customer's products, we still may not realize significant revenues from that customer if their products are not commercially successful. A design win may not generate revenue if the customer's product is rejected by their end market. Typically, most new products or design wins have very little impact on near-term revenue. It may take well over a year before a new product or design win generates meaningful revenue.

We must develop or otherwise gain access to improved process technologies.

        For our semiconductor products, our future success will depend upon our ability to continue to improve existing process technologies, to develop or acquire new process technologies, and to adapt our process technologies to emerging industry standards. In the future, we may be required to transition one or more of our products to process technologies with smaller geometries, other materials or higher speed in order to reduce costs and/or improve product performance. We may not be able to improve our process technologies and develop or otherwise gain access to new process technologies in a timely or affordable manner. In addition, products based on these technologies may not achieve market acceptance.

Recent events related to our independent auditor, Arthur Andersen.

        On March 14, 2002 our independent certified public accountant, Arthur Andersen, LLP, was indicted on federal charges of obstruction of justice in connection with the U.S. government's investigation of Enron. We are required to file periodic financial statements with the SEC which have been audited or reviewed by an independent, certified public accountant. The SEC has issued a release stating that it will continue to accept financial statements audited by Arthur Andersen, and interim financial statements reviewed by it, so long as Arthur Andersen is able to make certain representations to us. While Arthur Andersen has made the SEC required representations to us in connection with our audited financial statements for 2001, there can be no assurance that Arthur Andersen will be able to do so in the future, that the SEC will continue to accept financial statements audited or reviewed by Arthur Andersen or that Arthur Andersen will be able to perform the required services for us. In such case, we will promptly seek to engage new independent certified public accountants to perform audit-related services for us. Our ability to timely file our required periodic reports could be impaired if Arthur Andersen becomes unable to make the required representations to us, the SEC ceases accepting financial statements audited or reviewed by Arthur Andersen or if for any other reason Arthur Andersen is unable to perform audit-related services for us. If we are unable to timely file our required periodic reports it could have a material adverse effect on us.

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

Expected Maturity Dates	Expected Maturity Amounts (in thousands)	Weighted Average Interest Rate
Cash equivalents:
2002	$24,404	2.04%
Short-term investments:
2002	30,457	2.48%

Fair value at December 31, 2001	$54,861

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of
WJ Communications, Inc.:

        We have audited the accompanying consolidated balance sheets of WJ Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WJ Communications, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

ARTHUR ANDERSEN LLP

San Jose, California
January 22, 2002

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$25,216	$48,970
Short-term investments	30,457	40,815
Receivables (net of allowances for doubtful accounts of $1,398 and $1,736 at December 31, 2001 and 2000, respectively)	11,748	22,549
Inventories	10,258	14,457
Deferred income taxes	14,202	5,314
Other	2,701	4,042

Total current assets	94,582	136,147

PROPERTY, PLANT AND EQUIPMENT, net	32,214	29,260
OTHER ASSETS	220	2,091

	$127,016	$167,498

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,849	$18,424
Accrued expenses	2,310	1,355
Payroll and profit sharing	2,011	4,400
Accrued workers' compensation	1,072	1,166
Restructuring accrual (Note 11)	493	—
Income taxes	25	11,925

Total current liabilities	9,760	37,270

OTHER LONG-TERM OBLIGATIONS (Notes 5 and 11)	17,534	10,840

COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value-authorized and unissued, 10,000,000 shares; no shares outstanding	—	—
Common stock, $0.01 par value-authorized, 100,000,000 shares at December 31, 2001; outstanding: 55,980,258 and 55,245,052 at December 31, 2001 and 2000, respectively	560	552
Additional paid-in capital	178,241	178,736
Retained deficit	(78,373)	(56,702)
Deferred stock compensation	(702)	(3,202)
Other comprehensive income (loss)	(4)	4

Total stockholders' equity	99,722	119,388

	$127,016	$167,498

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999
	(In thousands, except per share amounts)
Sales	$62,220	$115,797	$82,404
Cost of goods sold	58,860	72,027	50,534

Gross profit	3,360	43,770	31,870
Operating expenses:
Research and development	17,193	19,064	16,806
Selling and administrative	13,771	15,927	9,722
Amortization of deferred stock compensation (*)	593	1,042	—
Recapitalization merger and other	—	35,453	3,223
Restructuring charge (Note 11)	9,797	—	—

Total operating expenses	41,354	71,486	29,751

Income (loss) from operations	(37,994)	(27,716)	2,119
Interest income	3,015	3,320	5,070
Interest expense	(238)	(3,353)	(520)
Other income (expense)—net	693	(1,390)	412
Gain on dispositions of real property	325	30,892	61,652

Income (loss) from continuing operations before income taxes	(34,199)	1,753	68,733
Income tax (provision) benefit	12,528	(4,707)	(26,383)

Income (loss) from continuing operations	(21,671)	(2,954)	42,350
Discontinued operations (Note 12):
Income (loss) from discontinued operations, net of income taxes (benefit) of $91 and $(967) respectively	—	212	9,661
Gain on disposition, net of income taxes of $20,471 and $1,458 respectively	—	30,706	15,829

Income (loss) before extraordinary item	(21,671)	27,964	67,840
Extraordinary item—early extinguishment of debt, net of income tax benefit of $1,250	—	(2,050)	—

Net income (loss)	$(21,671)	$25,914	$67,840

See notes to consolidated financial statements.

	Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999
	(In thousands, except per share amounts)
Basic per share amounts:
Income (loss) from continuing operations	$(0.39)	$(0.20)	$0.22
Discontinued operations:
Income (loss) from operations, net of income taxes	—	—	0.05
Gain on disposition, net of income taxes	—	0.48	0.08
Extraordinary item, net of income taxes	—	(0.03)	—

Net income (loss)	$(0.39)	$0.25	$0.35

Basic average shares	55,629	63,337	192,584
Diluted per share amounts:
Income (loss) from continuing operations	$(0.39)	$(0.20)	$0.21
Discontinued operations:
Income (loss) from operations, net of income taxes	—	—	0.05
Gain on disposition, net of income taxes	—	0.48	0.08
Extraordinary item, net of income taxes	—	(0.03)	—

Net income (loss)	$(0.39)	$0.25	$0.34

Diluted average shares	55,629	63,337	198,341
(*) Amortization of deferred stock compensation excluded from the following expenses
Cost of goods sold	$72	$82	$—
Research and development	132	227	—
Selling and administrative	389	733	—

	$593	$1,042	$—

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999
	(In thousands)
Net income (loss)	$(21,671)	$25,914	$67,840
Other comprehensive income:
Unrealized holding gains (losses) on securities arising during period	332	(735)	(329)
Less: reclassification adjustment for gains (losses) included in net income	(340)	942	(26)

Net unrealized holding gains (losses) on securities—net of income tax benefit (provision) of $5, $(132) and $130 respectively	(8)	207	(355)

Comprehensive income (loss)	$(21,679)	$26,121	$67,485

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock
					Additional Paid in Capital in Excess of par
	Shares (as restated for stock split—Note 6)	Dollars	Shares (as restated for stock split—Note 6)	Dollars
	(In thousands, except per share amounts)
Balance, December 31, 1998	196,430,610	$34,454	—	$—	$—
Net income	—	—	—	—	—
Dividends declared—$0.02 per share	—	—	—	—	—
Stock option transactions	4,066,860	3,344	—	—	—
Unrealized holding losses on securities—net of taxes of $130	—	—	—	—	—

Balance, December 31, 1999	200,497,470	37,798	—	—	—
Net income	—	—	—	—	—
Stock option transactions	163,287	186	—	—	2
Common stock redemption related to recapitalization merger	(197,034,960)	(33,017)	—	—	—
Common stock issued	46,334,240	55,057	—	—	99,424
Subscription for common stock	3,806,465	5,417	—	—	—
Repayments on subscriptions	—	—	—	—	—
Cost associated with issuance of common stock	—	—	—	—	(10,975)
Preferred stock issued	—	—	1,498,800	12,500	—
Cost associated with issuance of preferred stock	—	—	—	(1,302)	—
Conversion of preferred to common/recognition of beneficial conversion	1,498,800	15	(1,498,800)	(11,198)	21,165
Deferred stock compensation	—	4,234	—	—	10
Amortization of deferred stock compensation	—	—	—	—	—
Common stock redemption related to employee termination	(20,250)	(22)	—	—	(6)
Conversion to Delaware corporation $.01 par value common stock at reincorporation	—	(69,116)	—	—	69,116
Unrealized holding gains on securities—net of taxes of $132	—	—	—	—	—

Balance, December 31, 2000	55,245,052	552	—	—	178,736
Net loss	—	—	—	—	—
Common stock issued	113,455	1	—	—	516
Stock option transactions	621,751	7	—	—	896
Amortization of deferred stock compensation	—	—	—	—	—
Elimination of deferred compensation related to stock options forfeited	—	—	—	—	(1,907)
Unrealized holding losses on securities—net of taxes of $5	—	—	—	—	—

Balance, December 31, 2001	55,980,258	$560	—	$—	$178,241

See notes to consolidated financial statements.

	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Deferred Stock Compensation	Subscriptions Receivable	Total Stockholders' Equity
	(In thousands, except per share amounts)
Balance, December 31, 1998	$99,073	$152	$—	$—	$133,679
Net income	67,840	—	—	—	67,840
Dividends declared—$0.02 per share	(2,371)	—	—	—	(2,371)
Stock option transactions	—	—	—	—	3,344
Unrealized holding losses on securities—net of taxes of $130	—	(355)	—	—	(355)

Balance, December 31, 1999	164,542	(203)	—	—	202,137
Net income	25,914	—	—	—	25,914
Stock option transactions	—	—	—	—	188
Common stock redemption related to recapitalization merger	(237,086)	—	—	—	(270,103)
Common stock issued	—	—	—	—	154,481
Subscription for common stock	—	—	—	(5,417)	—
Repayments on subscriptions	—	—	—	5,417	5,417
Cost associated with issuance of common stock	—	—	—	—	(10,975)
Preferred stock issued	—	—	—	—	12,500
Cost associated with issuance of preferred stock	—	—	—	—	(1,302)
Conversion of preferred to common/recognition of beneficial conversion	(9,982)	—	—	—	—
Deferred stock compensation	—	—	(4,244)	—	—
Amortization of deferred stock compensation	—	—	1,042	—	1,042
Common stock redemption related to employee termination	(90)	—	—	—	(118)
Conversion to Delaware corporation $.01 par value common stock at reincorporation	—	—	—	—	—
Unrealized holding gains on securities—net of taxes of $132	—	207	—	—	207

Balance, December 31, 2000	(56,702)	4	(3,202)	—	119,388
Net loss	(21,671)	—	—	—	(21,671)
Common stock issued	—	—	—	—	517
Stock option transactions	—	—	—	—	903
Amortization of deferred stock compensation	—	—	593	—	593
Elimination of deferred compensation related to stock options forfeited	—	—	1,907	—	—
Unrealized holding losses on securities—net of taxes of $5	—	(8)	—	—	(8)

Balance, December 31, 2001	$(78,373)	$(4)	$(702)	$—	$99,722

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(21,671)	$25,914	$67,840
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Recapitalization merger costs	—	35,453	3,223
Non-cash restructuring charge	2,591	—	—
Depreciation and amortization	5,573	3,270	2,610
Extraordinary item, net of income taxes	—	2,050	—
Net gain on disposals of property, plant and equipment	(395)	(30,202)	(61,077)
Deferred income taxes	(9,356)	(1,347)	21,932
Amortization of deferred stock compensation	593	1,042	—
Amortization of deferred financing costs	29	—	—
Provision for (reduction in) doubtful accounts	(130)	1,232	8
Write-off of uncollectible accounts to allowance	(208)	—	—
Provision for excess and obsolete inventory	6,567	1,948	63
Net results of discontinued operations and gain on disposal	—	(30,918)	(25,490)
Net changes in:
Receivables	11,139	(12,419)	1,433
Inventories	(2,369)	(14,759)	(578)
Other assets	1,578	5,552	4,096
Accruals, payables and income taxes	(25,676)	16,603	(10,014)
Restructuring liabilities	6,832	—	—

Net cash provided (used) by continuing operating activities	(24,903)	3,419	4,046
Net cash provided (used) by discontinued operations	—	(11,132)	22,349

Net cash provided (used) by operating activities	(24,903)	(7,713)	26,395

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,085)	(21,409)	(4,825)
Purchase of short-term investments	(75,909)	(51,408)	(24,869)
Proceeds from sale of short-term investments	86,263	53,680	26,867
Proceeds from sale of discontinued operations	—	62,288	19,878
Proceeds on real property sales and assets retirements	504	27,996	70,747

Net cash provided (used) by investing activities	(227)	71,147	87,798

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	40,000	—
Payments on long-term borrowings and capital leases	—	(40,164)	(149)
Net proceeds from issuances of common and preferred stock	1,419	160,309	3,344
Financing costs	(43)	—	—
Repurchase of common stock	—	(270,221)	—
Recapitalization merger costs	—	(35,453)	(3,223)
Dividends paid	—	—	(2,371)

Net cash provided (used) by financing activities	1,376	(145,529)	(2,399)

Net increase (decrease) in cash and equivalents	(23,754)	(82,095)	111,794
Cash and equivalents at beginning of year	48,970	131,065	19,271

Cash and equivalents at end of year	$25,216	$48,970	$131,065

Other cash flow information:
Income taxes paid (net of refunds)	$6,656	$8,349	$(9,622)
Interest paid	284	3,000	520
Noncash investing and financing activities:
Preferred stock dividend-assumed beneficial conversion	$—	$9,982	$—

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

2.    SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION—The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all intercompany balances and transactions. The Company disposed of its Government Electronics segment in October 1997, Semiconductor Equipment segment in July 1999, and Telecommunications segment in January 2000. The consolidated financial statements reflect such dispositions and results of operations of these businesses as discontinued operations. For additional information on discontinued operations, see Note 12.

        RECLASSIFICATIONS—Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

        CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS—Cash and equivalents consist of money market funds and commercial paper acquired with remaining maturity periods of 90 days or less and are stated at cost plus accrued interest which approximates market value. Short-term investments consist primarily of high-grade debt securities (A rating or better) with maturity greater than 90 days from the date of acquisition and are classified as available-for-sale. Short-term investments classified as available-for-sale are reported at fair market value with unrealized gains or losses excluded from earnings and reported as other comprehensive income (loss), a separate component of stockholders' equity, net of tax, until realized. Realized gains and losses are included in the accompanying consolidated statements of operations as other income (expense)—net.

        INVENTORIES—Inventories are stated at the lower of cost, using average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Provisions, when required, are made to reduce excess inventories to their estimated net realizable values. It is possible that estimates of net realizable values can change in the near term. During the first quarter of 2001, the Company recorded a $6.6 million provision for excess and obsolete inventory largely related to inventory ordered to build base station products for the Company's largest mobile wireless customer. Inventory levels of this product were purchased based on this customer's forecasted demand which had since been dramatically revised downward. In addition, given the overall slowdown in market demand, the Company made provisions for other product lines where customer forecasts have significantly declined. Since the first quarter of 2001, approximately $4.4 million of the Company's previously reserved inventory was consumed by the Company's largest mobile wireless customer. This decrease in the reserve was offset by additional provisions for other product lines where customer demand has significantly weakened. In total, the amount of the Company's provision for excess and obsolete inventory remained unchanged since the first quarter of 2001. Inventories, net of provisions for excess and obsolete amounts, at December 31, 2001 and 2000 consisted of the following (in thousands):

	December 31,
	2001	2000
Finished goods	$3,665	$1,367
Work in progress	595	4,413
Raw materials and parts	5,998	8,677

	$10,258	$14,457

        PROPERTY, PLANT AND EQUIPMENT—Property, plant and equipment are stated at cost. Provision for depreciation and amortization is primarily based on the straight-line method over the assets' estimated useful lives ranging from two to ten years. Costs incurred to maintain property, plant and equipment that do not increase the useful life of the underlying asset are expensed as incurred. Leases which at inception assure the lessor full recovery of the fair market value of the property over the lease term were capitalized and amortized over the lease term in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting for Leases." See Note 14 for discussion of the disposition of the Company's capitalized leases.

        At December 31, 2001 and 2000, property, plant and equipment consisted of the following (in thousands):

	December 31,
	2001	2000
Buildings and improvements	$10,136	$9,241
Machinery and equipment	42,692	34,581
Construction in progress	186	2,113

	53,014	45,935
Accumulated depreciation and amortization	(20,800)	(16,675)

Property, plant and equipment—net	$32,214	$29,260

        LONG-LIVED ASSETS—In accordance with Statement of Financial Accounting Standards ("SFAS") No.121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", the Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted future cash flows resulting from the use of the assets over their average remaining useful life. Through December 31, 2001, the Company has not experienced any such impairments.

        OTHER ASSETS—At December 31, 2001 and 2000, other assets consisted of the following (in thousands):

	December 31,
	2001	2000
Deferred income taxes	$—	$1,598
Notes receivable	—	175
Other	220	318

	$220	$2,091

        REVENUE RECOGNITION—Revenues from product sales are recognized when all of the following conditions are met: the product has been shipped, the Company has the right to invoice the customer at a fixed price, the collection of the receivable is probable and there are no significant obligations remaining. Generally, title passes upon shipment of the Company's products. Beginning in March 2000, the Company's contract with a significant customer converted to a consignment arrangement under which title to certain of the Company's products does not pass until this significant customer utilizes the Company's products in its production processes. A second significant customer converted its purchases of certain products to a similar consignment arrangement in October, 2000. Consequently, revenue is recognized on these contracts only when these customers notify the Company of product consumption. In addition to the Company's own sales efforts, the Company uses distributors to sell semiconductor products.

Revenues from these distributors are recognized upon shipment based on the following factors: the sales price is fixed or determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributors have separate economic substance, the Company has no obligation with respect to the resale of the distributors' inventory, and the Company believes it can reasonably estimate the potential returns from its distributors based on their history and its visibility in the distributors' success with its products and into the market place in general. During the quarter ending July 1, 2001, the Company began using two distributors for sales of certain fixed wireless products. Lacking history with these new distributors, the Company is recording revenue on these fixed wireless products at the time of the distributors' sale to the ultimate end customer. Order cancellations from any of our customers could have a significant negative impact on our business. Based on specific terms of the customer contract and purchase order, the Company may negotiate a final delivery and settlement in connection with such order cancellations. Due to the uncertain and often lengthy nature of these negotiations, a substantial portion, if not all, of the inventory subject to the cancellation may be provided for as part of the Company's excess and obsolete inventory provision. In the fourth quarter of 2001, the Company reached final agreement with one customer, Marconi Communications, and recognized revenue of $3.5 million related to the delivery of specific fixed wireless products that have previously been reserved for.

        Any anticipated losses on contracts are charged to earnings when identified. The Company provides a warranty on standard products and components and products developed for specific customers or program applications. Such warranty generally ranges from 12 to 24 months. The Company estimates the cost of warranty based on its historical field return rates.

        The Company depends on a small number of customers for a majority of its sales. During the year ended December 31, 2001, the Company had four customers which each accounted for more than 10% of its sales and in aggregate accounted for 71% of its sales. Those customers were Lucent Technologies, Marconi Communications, Nortel Networks and Richardson Electronics including sales to their respective manufacturing subcontractors. During the year ended December 31, 2000, the Company had two customers which each accounted for more than 10% of its sales and in aggregate accounted for approximately 72% of its sales. Those customers were Lucent Technologies and Nortel Networks including sales to their respective manufacturing subcontractors.

        INCOME TAXES—In accordance with SFAS No. 109, "Accounting for Income Taxes", the consolidated financial statements include provisions for deferred income taxes using the liability method for transactions that are reported in one period for financial accounting purposes and in another period for income tax purposes. Deferred tax assets are recognized when management believes realization of future tax benefits of temporary differences is more likely than not. In estimating future tax consequences, generally all expected future events are considered (including available carryback claims), other than enactment of changes in the tax law or rates. Valuation allowances are established for those deferred tax assets where management believes it is not more likely than not such assets will be realized.

        PER SHARE INFORMATION—Basic earnings per share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised or converted into common stock, however, such adjustments are excluded when they are considered anti-dilutive.

        FISCAL YEAR—The Company's fiscal year consists of 52 or 53 weeks ending on December 31st of each year. The years ended 2001, 2000 and 1999 included 52 weeks each.

        CONCENTRATION OF RISK—The success of the Company is dependent on a number of factors. These factors include the ability to manage and adequately finance anticipated growth, the need to satisfy changing and increasingly complex customer requirements especially in the fiber optics and wireless markets, dependency on a small number of customers and a limited number of key personnel, and suppliers, and competition from companies with greater resources.

        USE OF ESTIMATES—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        RECENT ACCOUNTING PRONOUNCEMENTS—On June 29, 2001, Financial Accounting Standards Board, or FASB, approved for issuance SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization. The adoption of SFAS No. 142 in January 2002 will not have a material impact on the Company's financial statements.

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

3.    FINANCIAL INSTRUMENTS AND SHORT-TERM INVESTMENTS

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and receivables. The Company invests in a variety of financial instruments such as money market funds, commercial paper and high quality corporate bonds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. During the year ended December 31, 2001, the Company had four customers which, including sales to their respective manufacturing subcontractors, each accounted for more than 10% of its sales and in aggregate accounted for 71% of its sales. These customers account for 84% of the Company's accounts receivable at December 31, 2001. During the year ended December 31, 2000, the Company had two customers which, including sales to their respective manufacturing subcontractors, each accounted for more than 10% of its sales and in aggregate accounted for approximately 72% of its sales. These customers account for 72% of the Company's accounts receivables at December 31, 2000. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

        The carrying value of cash and equivalents, short-term investments, receivables and accounts payable are a reasonable approximation of their fair market value due to the short-term maturities of those instruments.

        The fair value of the amortized cost of available-for-sale securities at December 31, 2001 and 2000, including unrealized holding gains and losses, are presented in the table which follows. Fair values are based on quoted market prices. Available-for-sale securities are classified as current assets and have an average maturity of less than 6 months. Gross proceeds from the sale of short-term investments were $84.7 million and $53.7 million during 2001 and 2000, respectively. Gross gains and losses realized on such sales or maturities were not material. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

        Financial instrument and short-term investments are summarized, as follows (in thousands):

	December 31,
	2001	2000
Cost	$30,463	$40,808
Unrealized holding gains (losses)	(6)	7

Market value	$30,457	$40,815

4.    LONG-TERM DEBT

        In December of 2000, the Company entered into a $25.0 million revolving credit facility ("Revolving Facility") with a bank. The Revolving Facility matures on December 31, 2003 and contains a $15.0 million sub-limit to support letters of credit. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at the Company's option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires the Company to maintain certain financial ratios and contains limitations on, among other things, the Company's ability to incur indebtedness, pay dividends and make acquisitions without the bank's permission. The Company was in compliance with the covenants as of December 31, 2001. The Revolving Facility is secured by substantially all of the Company's assets. As of December 31, 2001, there were no outstanding borrowings under the Revolving Facility.

        On January 31, 2000, the Company entered into a credit facility ("Facility") with CIBC World Markets Corp., among others. The Facility included a $25 million term A loan, a $15 million term B loan and a $15 million five-year revolver maturing in 2004. The Facility was repaid with a portion of the proceeds from the Company's initial public offering.

        The Company has letters of credit of $5.2 million outstanding as of December 31, 2001 against which no amounts have been drawn.

5.    OTHER LONG-TERM OBLIGATIONS

        Long-term obligations, excluding amounts due within one year, consist of the following (in thousands):

	December 31,
	2001	2000
Environmental remediation	$143	$159
Restructuring accrual (Note 11)	6,338	—
Deferred rent and deposits	563	191
Deferred income taxes—reserves for income tax contingencies (Note 7)	10,490	10,490

Total	$17,534	$10,840

        ENVIRONMENTAL REMEDIATION—As discussed in Note 8, the Company is obligated to remediate groundwater contamination at its former Palo Alto, California, facility.

        LEASES—In 2000, the Company entered into a lease on a new facility located in San Jose, California. The new facility consists of two buildings: a larger building of approximately 82,000 square feet and a smaller building of approximately 42,000 square foot. Both buildings are leased for ten years. The larger building has a beginning base monthly rent of $158,340 for the first twelve months, which increases by 4% over each succeeding twelve month period. The smaller building has a beginning base monthly rent of $94,500 for the first twelve months which will also increase by 4% over each succeeding twelve month period. The Company also has noncancellable operating leases for its Milpitas facility and certain equipment expiring on various dates through the year 2006. In September 2001, the Company decided to abandon the smaller building at its San Jose facility based on revised anticipated demand for its products and current market conditions (see Note 11 for further discussion of the Company's lease loss liability accrual). The Company has signed one tenant to occupy a portion of the excess leased space and is actively seeking others. This sub-tenant has a two year lease occupying approximately 27% of the building and is paying a beginning base rent of approximately $25,300. Any sub-lease tenants are subject to the landlord's consent.

        Minimum lease commitments net of sub-lease income as of December 31, 2001 under noncancellable leases are as follows (in thousands):

Operating Leases
Lease payments:
2002	$3,526
2003	3,762
2004	4,090
2005	4,227
2006	4,349
Remaining years	15,703

Total	$35,657

        Rent expense included in continuing operations for property and equipment relating to operating leases is as follows (in thousands):

	2001	2000	1999
Real property	$3,454	$1,610	$408
Equipment	160	176	148

Total	$3,614	$1,786	$556

        The 2001 rent expense includes the rent expense for the Company's abandoned leased building for the period from March, 2001 through August, 2001 which totals $567,000. Beginning in September, 2001, all remaining outstanding lease payments for this property were accrued as part of the restructuring charge (see Note 11).

        In October 2000 the Company moved its operations from Palo Alto, California to its new facility in San Jose, California, and sold the remaining Palo Alto lease rights to a third party for $28.5 million in December, 2000 (see Note 14). In connection with this sale, the Company recorded a pre-tax gain of $30.1 million.

        The Company sub-leased a portion of its former Palo Alto, California facility under a short-term operating lease which expired in October 2000. Included in Other Income (Expense), net for 2000 and 1999 is approximately $(411,000) and $400,000, respectively, of income (loss) after expenses from this sub-lease agreement.

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

        RECAPITALIZATION MERGER—In conjunction with the recapitalization merger during January 2000, the Company repurchased all of its then outstanding common stock for a cash payment of approximately $270 million except for an approximate 8.5% voting and economic interest retained by the Watkins Trust (see Note 1).

        SERIES A PREFERRED STOCK—In July 2000, the Company sold 1,498,800 shares of its Series A Preferred Stock to a group of investors. Proceeds from these sales totaled approximately $11.2 million, net of expenses. Under the terms of the Series A Preferred Stock, the shares converted into common stock of the Company simultaneous with the Company's IPO in August, 2000. In connection with this conversion, the Company recorded a $10.0 million non-cash preferred stock dividend based on an assumed beneficial conversion. This amount was computed based upon the difference between the IPO price and the price paid for the preferred stock.

        STOCK OPTION PLANS—During 2000, the Company's "2000 Stock Incentive Plan" and "2000 Non-Employee Director Stock Compensation Plan" (collectively the "Plans") were adopted and approved by the board of directors and our shareholders. The Plans may grant incentive awards in the form of options to purchase shares of the Company's common stock, restricted shares, common stock and stock appreciation rights to participants, which include non-employee directors, officers and employees of and consultants to the Company and its affiliates. The total number of shares of common stock reserved and available for grant under the Plans is 17,070,000 shares. Stock options may include incentive stock options, nonqualified stock options or both, in each case, with or without stock appreciation rights.

        On May 23, 2001, the Company's Board of Directors approved the adoption of the Company's 2001 Employee Stock Incentive Plan (the "Plan"). The Plan may grant incentive awards in the form of options to purchase shares of the Company's common stock, restricted shares, common stock and stock appreciation rights to participants, which include employees which are not officers and directors of the Company and its affiliates and consultants to the Company and its affiliates. The total number of shares of common stock reserved and available for grant under the Plan is 2,000,000 shares. Shares subject to award under the Plan may be authorized and unissued shares or may be treasury shares. Stock options may include incentive stock options, nonqualified stock options or both, in each case, with or without stock appreciation rights.

        Activity under the stock option plans during 2001 and 2000 are set forth below:

	Shares	Weighted Average Exercise Price
2000
Granted	15,211,195	$1.69
Exercised	(26,296)	$1.37
Terminated	(47,450)	$1.88
At December 31:
Outstanding	15,137,449	$1.69
Exercisable	2,192,264	$1.37
Reserved for future grants	1,906,254

	Shares	Weighted Average Exercise Price
2001
Granted	1,714,500	$2.67
Exercised	(621,751)	$1.37
Terminated	(1,293,416)	$3.82
At December 31:
Outstanding	14,936,782	$1.64
Exercisable	4,078,820	$1.48
Reserved for future grants	3,485,170

        Prior to the Company's initial public offering, the board of directors determined the fair market value of its stock for purposes of issuing common stock options based upon recent sales of its securities and other market factors.

        In conjunction with the issuance of certain stock options in 2000, 14,277,795 options were granted at an average exercise price of $1.37 per share which was equal to the weighted average fair value of $1.37 per share at the date of grant. This fair value was determined by using the same fair value used in the recapitalization merger transaction which was completed in January 2000. Additionally, the Company granted 791,000 options where the weighted average exercise price of $5.31 per share was less than the deemed weighted average fair value of $10.08 per share. In addition, the Company sold 81,000 shares of common stock where the weighted average sales price of $3.82 per common share was less than the deemed weighted average fair value of $9.51 per share. The Company has recorded deferred stock compensation in the aggregate amount of $2,337,000, net of forfeitures, representing the differential between the deemed fair value of the Company's common stock and the exercise price at the date of grant for options or date of sale for stock purchases. The Company is amortizing this amount using the straight line method over the vesting period of the options granted. The Company recorded $593,000 and $1,042,000 of deferred stock compensation expense for the years ended December 31, 2001 and December 31, 2000, respectively, in the accompanying financial statements. Subsequent to the IPO, the fair market value of the stock for purposes of issuing common stock options is based upon the market price of the Company's stock on the date of grant. The Company has granted 1,856,900 options at a weighted average fair value of $3.55 per share subsequent to the IPO. The Plans provide that options granted under the Plans will have a term of no more than 10 years. Options granted under the Plans have vesting periods ranging from immediate to 9 years. The provisions of the Plans provide that under certain circumstances, such as a change in control, the achievement of certain performance objectives, or certain liquidity events, the outstanding option may be subject to accelerated vesting.

        The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.37 to $1.37	13,184,342	8.1	$1.37	4,030,570	$1.37
$2.22 to $2.96	1,447,500	9.5	$2.39	—
$3.81 to $3.85	40,000	9.8	$3.83	—
$6.67 to $9.75	225,050	8.8	$8.67	39,850	$8.29
$12.94 to $16.00	23,750	8.7	$15.20	5,000	$15.54
$26.75 to $26.75	16,140	8.6	$26.75	3,400	$26.75

$1.37 to $26.75	14,936,782	8.2	$1.64	4,078,820	$1.48

        EMPLOYEE STOCK PURCHASE PLAN ("ESPP")—On May 23, 2001, at the Company's Annual Meeting of Stockholders, the Company's stockholders approved the adoption of the Company's 2001 Employee Stock Purchase Plan (the "Purchase Plan") to be effective as of May 1, 2001. Up to 1,500,000 shares of Common Stock may be issued under the Purchase Plan. The details of the Purchase Plan can be found in the Company's Schedule 14A "Information Required in Proxy Statement" filed with the Securities and Exchange Commission on April 27, 2001. Under the plan, all eligible employees may purchase shares of the Company's common stock at six-month intervals at 85% of fair market value (calculated in the manner provided under the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation. In fiscal 2001, 120,816 shares were issued under this plan at an average price of $2.21. At December 31, 2001, 1,379,184 shares were available for future issuance under the plan.

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

        The Nonemployee Directors Stock Option Plan provided for a fixed schedule of options to be granted through the year 2005. Nonemployee directors of the Company were automatically granted 90,000 shares of common stock each year that they remain a director of the Company. The options were granted at the market price on the date of grant and were to expire on the tenth anniversary date. The options granted become exercisable six months after the date of grant. As included in the table below, options for 630,000 shares were granted at $0.83 in 1999. This plan was terminated at the time of the recapitalization merger on January 31, 2000.

        Stock option transactions included in the consolidated statements of stockholders' equity are shown net of retirement of outstanding shares used in payment for options exercised and include tax benefits related to sales under stock option plans of $653,000 for 1999.

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

PRO FORMA INFORMATION—STOCK BASED COMPENSATION

        As discussed in Note 2, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. As discussed in Note 6, pre-IPO, the Company granted certain options and sold certain shares of common stock below the deemed fair value. As such, the Company recorded deferred stock compensation of $2,337,000, net of forfeitures, of which $593,000 and $1,042,000 of deferred stock compensation expense was recognized in the years 2001 and 2000 ($582,000 related to options), respectively. Subsequent to the IPO, the fair market value of the stock for purposes of issuing common stock options is based upon the market price of the Company's stock on the date of grant. Accordingly, no further compensation expense has been recognized for its stock-based compensation plans.

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

        For 2001, the fair value of options granted was estimated assuming no expected dividends, a weighted average expected life of 4.0 years from vest date, a weighted average risk-free interest rate of 4.1% and an expected volatility of 1.20. The weighted average fair value of these options is $2.11. For 2001, the fair value of employee stock purchase rights was estimated assuming no expected dividends, a weighted average expected life of 6 months, a weighted average risk-free interest rate of 3.9% and an expected volatility of 1.20. The weighted average fair value of these employee stock purchase rights is $3.50.

        For 2000, the fair value of the Company's stock-based awards granted to employees prior to the initial public offering was estimated assuming no expected dividends, a weighted average expected life of 5.5 years, a weighted average risk-free interest rate of 6.6% and no expected volatility. For 2000, the fair value of options granted after the initial public offering was estimated assuming no expected dividends, a weighted average expected life of one year from vest date, a weighted average risk-free interest rate of 4.6% and an expected volatility of 1.42. The weighted average fair value of these options is $6.22.

        The weighted average fair value of options granted during 2001, 2000 and 1999 was $2.11, $0.77 and $0.38, respectively. The weighted average fair value of employee stock purchase rights granted in 2001, 2000 and 1999 was $3.50, $0 and $0, respectively. Had compensation cost for all of the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans, and amortized to expense over the vesting period of the awards consistent with the methodology prescribed under SFAS 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income (loss) for 2001, 2000 and 1999 would have been $(22.4) million, $25.0 million, and $67.4 million, respectively, or $(0.40), $0.24, and $0.35 per basic and diluted share, respectively. The weighted average fair value of options calculated on the date of grant and purchase rights using the option-pricing models along with the weighted average assumptions used are as follows:

	2001	2000		1999
Employee Stock Option Plans
Fair value	$2.11	$0.77		$0.38
Dividend yield	0.0%	0.0%		1.5%
Volatility	120.0%	142.0	%(1)	42.9%
Risk free interest rate at the time of grant	4.1%	6.6%		4.8%
Expected term to exercise (in months from the vest date)	48.0	12.0	(1)	6.6
Employee Stock Purchase Plan
Fair value	$3.50	—		—
Dividend yield	0.0%	—		—
Volatility	120.0%	—		—
Risk free interest rate at the time of grant	3.9%	—		—
Expected term to exercise (in months from the vest date)	6.0	—		—

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

7.    INCOME TAXES

        The provision for (benefit from) federal and state tax expense on income (loss) from continuing operations consists of the amounts below. Foreign income from continuing operations was insignificant for all years.

	2001	2000	1999
	(in thousands)
Current:
U.S	$(5,311)	$4,754	$21,175
State	73	1,167	3,004

Total current	(5,238)	5,921	24,179
Deferred:
U.S	(9,613)	(527)	2,680
State	2,323	(687)	(476)

Total	$(12,528)	$4,707	$26,383

        The differences between the effective income tax rate in 2000 was applied to income (loss) from continuing operations and the statutory federal income tax rate are as follows:

	2001	2000	1999
Statutory federal tax rate	(35.0)%	35.0%	35.0%
Foreign sales benefit	(0.9)	(28.5)	(0.7)
Research and development credit	(1.0)	(34.0)	(0.7)
State taxes, net of federal tax benefit	(4.5)	6.0	3.6
Non-deductible expenses(1)	—	289.0	0.1
Other	0.8	1.0	1.1
Tax reserve no longer required	(15.4)	—	—
Change in valuation allowance	19.4	—	—

Effective tax rate	(36.6)%	268.5%	38.4%

(1)
The significant increase in the effective tax rate is due to the impact on federal and state taxes of the non-deductible amounts of recapitalization and merger expenses.

        Deferred tax assets are recognized when management believes realization of future tax benefits of temporary differences is more likely than not. In estimating future tax consequences, all expected future events are considered (including available carryback claims), other than enactment of changes in the tax law or rates. Valuation allowances are established for those deferred tax assets where management believes it is not more likely than not such assets will be realized. Deferred tax amounts are comprised of the following at December 31 (in thousands):

	2001	2000
Net operating loss	$9,470	$—
Restructuring accrual	3,788	—
Fixed assets—depreciation	(2,808)	(1,484)
Accounts receivable valuation	468	686
Inventory valuation	4,469	3,029
Research and development credit	2,312	1,571
Employee benefit related accruals	807	969
Non-deductible amortization	1,449	1,454
Other non-deductible expenses	884	687

Total deferred tax assets	20,839	6,912
Valuation allowance	(6,637)	—

Total deferred tax assets	$14,202	$6,912

Deferred tax liabilities—reserves for tax contingencies (Note 5)	$10,490	$10,490

        The Company in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies" has established certain reserves for income tax contingencies. These reserves relate to various tax years subject to audit by tax authorities including the Company's Federal tax filings for 1996 to 1999 which are currently under examination.

8.    ENVIRONMENTAL REMEDIATION AND OTHER CONTINGENCIES

        In 1991, the Company recorded a $5.2 million charge for estimated remediation actions and cleanup costs. The Company continues to be in compliance with the remedial action plans being monitored by various regulatory agencies at its former Palo Alto site. In 2001, the Company recorded an additional provision of $100,000 to offset unanticipated program oversight, remediation actions and cleanup costs associated decommissioning our former Palo Alto site. Expenditures charged against the provision totaled $46,000, $338,000, and $2,628,000 for the years 2001, 2000 and 1999, respectively. Included in the 1999 expenditures was a payment of $2.4 million for required remedial services to be performed and a related insurance policy to assure compliance for the duration of the remedial action plans. The Company believes any remaining unaccrued or uninsured environmental liabilities should not have a material effect on the Company's results of operations or financial position.

        In addition to the above matters, the Company is involved in various legal actions which arose in the ordinary course of its business activities. Management believes the final resolution of these matters should not have a material impact on its results of operations, cash flows, or financial position.

9.    EMPLOYEE BENEFIT PLANS

        The Company has an Employees' Investment 401(k) Plan that covers substantially all employees and provides that the Company match employees' salary deferrals up to 3% of eligible employee compensation. The amounts charged to continuing operations were $574,000, $558,000 and $480,000 in 2001, 2000, and 1999, respectively.

        EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")—Prior to the recapitalization merger, the Company had an ESOP to encourage employee participation and long-term ownership of company stock. This plan was terminated on January 31, 2000 in conjunction with the recapitalization merger. The Board approved a contribution equal to 1% of eligible employee compensation for 1999, which resulted in a charge to continuing operations of $159,000. The ESOP held 5,231,100 shares of common stock at December 31, 1999, and there were no unallocated or unearned shares held by the ESOP. Dividends paid with respect to common stock held by the ESOP were used to purchase additional shares and were not material for all years presented.

10.    SEVERANCE COSTS

        During the year ended December 31, 2001, the Company incurred severance costs of approximately $1.5 million related to a reduction of 201 employees, all of whom were terminated and all amounts accrued (including approximately $66,400 as of December 31, 2001 included in Payroll and Profit Sharing) were paid subsequent to December 31, 2001.

11.    RESTRUCTURING CHARGE

        In September 2001, the Company decided to abandon a new leased facility based on revised anticipated demand for its products and current market conditions. This excess facility, for which the Company has a ten year commitment, is located adjacent to the Company's current corporate headquarters and was originally developed to house additional administrative and corporate offices to accommodate planned expansion. This decision has resulted in a pre-tax lease loss of $7.2 million, comprised of future lease payments net of anticipated sub-lease income, broker commissions and other facility costs, and a pre-tax asset impairment charge of $2.6 million on tenant improvements deemed no longer realizable. In determining this estimate, the Company has made certain assumptions with regards to its ability to sub-lease the space and has reflected off-setting assumed sub-lease income in line with the Company's best estimate of current market conditions. Should there be a significant change in those market conditions, the ultimate loss could be higher and such amount could be material. The Company has signed one tenant to cover a portion of the excess leased space. Any sub-lease tenants are subject to the landlord's consent. The lease loss is an estimate under SFAS No. 5 "Accounting for Contingencies" and represents the low end of the range and adjustments will be made in future periods, if necessary, based upon the then current actual events and circumstances. The Company has estimated that the high end of the lease loss could be $10.7 million if operating lease rental rates continue to decrease or should it take longer than expected to find a suitable tenant or tenants to sub-lease the facility. Adjustments to the restructuring reserve will be made in future periods, if necessary, based upon the then current actual events and circumstances.

        The following table summarizes restructuring charges recorded during the second half of 2001 (in millions):

	Lease Loss	Asset Impairment
Restructuring charges	$7.2	$2.6
Cash charges	(0.2)	—
Non-cash charges	—	(2.6)

Accrual balance as of September 30, 2001	$7.0	$—
Cash charges	(0.2)	—
Non-cash charges	—	—

Accrual balance as of December 31, 2001	6.8	$—

        Total cash outlay for the restructuring is expected to be $7.2 million, with $6.8 million accrued at December 31, 2001 and approximately $400,000 paid out through December 31, 2001. Of the balance in accrued liabilities as of December 31, 2001, the Company expects approximately $493,000 of the lease loss to be paid out over the next twelve months, and the remaining $6.3 million to be paid out over the remaining life of the lease of approximately nine years.

12.    BUSINESS SEGMENT REPORTING AND DISCONTINUED OPERATIONS

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

        The chief decision-maker does, however, monitor sales by products at a more detailed level than those depicted in the Company's historical general purpose financial statements as follows (in thousands):

	Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999
Semiconductor	$19,757	$25,239	$15,625
Fiber optic	10,003	48,402	15,228
Wireless	32,460	42,156	51,551

Total	$62,220	$115,797	$82,404

        During the year ended December 31, 2001, our larger customers began to outsource a greater percentage of their manufacturing. As such, the Company believes it is more meaningful in terms of concentration of risk and historic comparisons to combine the sales to manufacturing subcontractors with the end customer who ultimately controls product demand. Sales to individual customers representing greater than 10% of Company consolidated sales during at least one of the past three years are as follows (in thousands):

	Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999
Company A(1)	$18,979	$31,820	$44,931
Company B	8,891	51,529	17,876
Company D	9,286	1,550	—
Company E	6,921	7,706	2,611

(1)
Includes sales to Company A and sales to manufacturing subcontractors of Company A including Company C. As previously reported in the Company's Annual Report filed on Form 10-K as of December 31, 2000, sales to Company A were $28,633,000 and $36,107,000 for the years ended December 31, 2000 and 1999, respectively. Also as previously reported in the Company's Annual Report filed on Form 10-K as of December 31, 2000, sales to Customer C were $1,908,000 and $8,823,000 for the years ended December 31, 2000 and 1999, respectively.

        During the year ended December 31, 2001, the Company had four customers which each accounted for more than 10% of its sales and in aggregate accounted for 71% of its sales. Those customers were Lucent Technologies, Marconi Communications, Nortel Networks and Richardson Electronics including sales to their respective manufacturing subcontractors. During the year ended December 31, 2000, the Company had two customers which each accounted for more than 10% of its sales and in aggregate accounted for approximately 72% of its sales. Those customers were Lucent Technologies and Nortel Networks including sales to their respective manufacturing subcontractors. During the year ended December 31, 1999, the Company had two customers which each accounted for more than 10% of its sales and in aggregate accounted for approximately 76% of its sales. Those customers were Lucent Technologies and Nortel Networks including sales to their respective manufacturing subcontractors.

        Sales to unaffiliated customers by geographic area are as follows (in thousands):

	Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999
United States	$36,068	$54,620	$58,110
Export Sales from United States:
Canada	9,110	43,907	18,079
Europe	13,599	13,260	3,791
Korea	1,030	1,230	1,194
Other	2,413	2,780	1,230

Total	$62,220	$115,797	$82,404

        Foreign operations' sales and identifiable assets are less than ten percent of consolidated totals.

        The Company's continuing operations' operating profit (loss) and long-lived assets as of year end by geographic area are substantially all located in the United States.

        All significant amounts outstanding related to net assets of the discontinued segments have been settled as of December 31, 2000.

        Summarized below are operating results of the discontinued segments (in thousands).

	Year Ended
	December 31, 2000	December 31, 1999
Net sales	$1,873	$120,556
Gross profit	861	44,136
Income before income taxes	$303	$8,694
Income taxes provision (benefit)	91	(967)
Gain on disposition—net of income tax benefit of $20,471 and $1,458 for the years ending December 31, 2000 and 1999, respectively	30,706	15,829

Income from discontinued operations	$30,918	$25,490

        Included in the results of the discontinued operations were corporate administrative expenses which totaled $0 in 2000 and $4.2 million in 1999. Corporate administrative expenses comprised of costs incurred in support of the discontinued operations including; international finance and accounting; information systems support; legal, treasury, credit and cash management; risk management functions, including insurance and environmental. Such charges were based on business volume, services and needs of operations provided.

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

13. EARNINGS PER SHARE CALCULATION

        Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods. Earnings per share calculation for continuing operations are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2000	1999
Income (loss) from continuing operations	$(21,671)	$(2,954)	$42,350
Preferred stock dividend—assumed beneficial conversion	—	(9,982)	—

Income (loss) available to common shareholders from continuing operations (numerator)	$(21,671)	$(12,936)	$42,350

Denominator for basic per share:
Weighted average shares outstanding	55,629	63,337	192,584

Denominator for diluted per share:
Weighted average shares outstanding	55,629	63,337	192,584
Effect of dilutive stock options	—	—	5,757

Diluted average common shares	55,629	63,337	198,341

Basic net income (loss) per share from continuing operations	$(0.39)	$(0.20)	$0.22
Diluted net income (loss) per share from continuing operations	$(0.39)	$(0.20)	$0.21

        For the year ended December 31, 2001, the incremental shares from the assumed exercise of 14,936,783 stock options are not included in computing the dilutive per share amounts because continuing operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive. For the year ended December 31, 2000, the incremental shares from the assumed exercise of 15,137,449 stock options are not included in computing the dilutive per share amounts because continuing operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive. Weighted average options outstanding to purchase 11,790,000 shares of common stock were not included in the computation of diluted per share amount in 1999 because the weighted average exercise price was greater than the average market price of the common shares. Weighted average exercise price of $1.33 in 1999 exceeded the average market price of $0.99.

14. REAL ESTATE TRANSACTIONS

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

15. RELATED PARTY TRANSACTIONS

        On January 31, 2000, as part of the recapitalization merger, the Company entered into a management agreement with Fox Paine & Company, LLC ("Fox Paine"). Fox Paine is the majority stockholder in the Company. Under that agreement, the Company paid Fox Paine a management fee of $122,800 for the year ended December 31, 2001 and, for each subsequent year, a fee in the amount of 1% of the prior year's income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (losses) of minority investments, calculated without regard to the fee. The Company believes the fee represents fair value for the services rendered by Fox Paine. In exchange for its management fee, Fox Paine assists the Company with its strategic planning, budgets and financial projections and helps the Company identify possible strategic acquisitions and to recruit qualified management personnel. Fox Paine also helps develop and enhance customer and supplier relationships on behalf of the Company and consults with management on various matters including tax planning and public relations strategies, economic and industry trends and executive compensation. In connection with this agreement, the Company has agreed to indemnify Fox Paine against various liabilities that may arise as a result of the management services it will perform. The Company has also agreed to reimburse Fox Paine for its expenses incurred in providing these services. The Company paid Fox Paine approximately $25,000 for the reimbursement of expenses incurred by Fox Paine for the year ended December 31, 2001.

        During 2000, the Company paid Fox Paine an aggregate of $3.5 million for assistance in obtaining debt financing and advisory services in connection with the recapitalization merger. In addition, the Company paid Fox Paine a management fee of $110,000 for the year ended December 31, 2000 for the advisory services rendered by Fox Paine subsequent to the recapitalization merger. The Company also reimbursed Fox Paine approximately $125,000 for its expenses incurred in providing these services for the year ended December 31, 2000.

16. QUARTERLY FINANCIAL DATA—UNAUDITED

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

	Three Months Ended
	April 1, 2001	July 1, 2001	Sept. 30, 2001	Dec. 31, 2001
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$16,024	$16,722	$15,458	$14,016
Cost of goods sold	20,793	13,494	12,721	11,852

Gross profit	(4,769)	3,228	2,737	2,164
Operating expenses:
Research and development	4,830	4,931	3,722	3,710
Selling and administrative	3,516	3,839	3,514	2,902
Amortization of deferred stock comp	186	198	143	66
Recapitalization merger and other	—	—	—	—
Restructuring charge	—	—	9,797	—

Total operating expenses	8,532	8,968	17,176	6,678

Loss from operations	(13,301)	(5,740)	(14,439)	(4,514)
Interest income	1,269	738	587	421
Interest expense	(106)	(35)	(44)	(53)
Other income (expense)—net	3	349	345	(4)
Gain on disposition of real property	326	—	—	(1)

Loss from continuing operations before income taxes	(11,809)	(4,688)	(13,551)	(4,151)
Income tax benefit	4,724	1,875	4,411	1,518

Loss from continuing operations	$(7,085)	$(2,813)	$(9,140)	$(2,633)

Loss from continuing operations per share—basic	$(0.13)	$(0.05)	$(0.16)	$(0.05)

Loss from continuing operations per share—diluted	$(0.13)	$(0.05)	$(0.16)	$(0.05)

Shares used to calculate loss from continuing operations per share—basic	55,298	55,586	55,814	55,907
Shares used to calculate loss from continuing operations per share—diluted	55,298	55,586	55,814	55,907

	Three Months Ended
	March 31, 2000	June 30, 2000	Sept. 29, 2000 (1)	Dec. 31, 2000
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$17,051	$27,627	$34,950	$36,169
Cost of goods sold	10,075	17,466	21,917	22,569

Gross profit	6,976	10,161	13,033	13,600
Operating expenses:
Research and development	4,145	4,619	4,821	5,479
Selling and administrative	2,891	3,397	4,773	4,866
Amortization of deferred stock comp	—	517	330	195
Recapitalization merger and other	35,453	—	—	—
Restructuring charge	—	—	—	—

Total operating expenses	42,489	8,533	9,924	10,540

Income (loss) from operations	(35,513)	1,628	3,109	3,060
Interest income	1,026	291	734	1,269
Interest expense	(872)	(1,403)	(794)	(284)
Other income (expense)—net	(519)	(172)	(176)	(523)
Gain on disposition of real property	—	808	—	30,084

Income (loss) from continuing operations before income taxes	(35,878)	1,152	2,873	33,606
Income tax (provision) benefit	9,687	(313)	(950)	(13,131)

Income (loss) from continuing operations	$(26,191)	$839	$1,923	$20,475

Income (loss) from continuing operations per share—basic	$(0.26)	$0.02	$(0.16)	$0.37

Income (loss) from continuing operations per share—diluted	$(0.26)	$0.02	$(0.16)	$0.32

Shares used to calculate income (loss) from continuing operations per share—basic	99,600	47,502	51,176	55,244
Shares used to calculate income (loss) from continuing operations per share—diluted	99,600	56,408	51,176	64,507

(1)
Per share amount for the quarter ending September 29, 2000 includes the $10 million amount for the beneficial conversion on preferred stock.

REPORT OF MANAGEMENT

        The management of the Company is responsible for the preparation, integrity and objectivity of its consolidated financial statements. These statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on the best estimates and judgments of management. Financial information included elsewhere in this report is consistent with that in the financial statements.

        The Company maintains a system of internal accounting controls designed to provide reasonable (but not absolute) assurance at a reasonable cost that assets are safeguarded against loss or unauthorized use, and that transactions are executed in accordance with management's authorization and reliable for preparation financial statements in conformity with generally accepted accounting principles. The selection, training and development of qualified personnel, the establishment and communication of accounting and administrative policies and procedures and a program of internal audits are important objectives of these control systems.

        Arthur Andersen LLP, independent public accountants, are retained to provide an objective, independent review as to management's discharge of its responsibilities insofar as they relate to the fairness of reported operating results and financial position. Their accompanying report is based on audits of the Company's financial statements for each of the three years in the period ended December 31, 2001 conducted in accordance with auditing standards generally accepted in the United States of America, which require a review of the system of internal accounting controls and tests of accounting procedures and records to the extent necessary for the purpose of their audits.

        The Board of Directors, through its Audit Committee, which is consisting solely of outside directors and directors affiliated with Fox Paine, oversees management's responsibilities in the preparation of the financial statements and selects the independent auditors, subject to stockholder ratification. The Audit Committee meets regularly with the independent auditors and representatives of financial and non-financial management to review the activities of each and to assure that each is properly discharging its responsibilities. To ensure complete independence, representatives of Arthur Andersen LLP have full access to meet with the Audit Committee, with or without management representatives present, to discuss the results of their examinations and their opinions on the adequacy of internal controls and the quality of financial reporting.

Signature	Title	Date

/s/ MICHAEL R. FARESE, PH.D. Michael R. Farese, Ph.D.	President, Chief Executive Officer, Director	3/28/2002
/s/ WILLIAM R. SLAKEY William R. Slakey	Chief Financial Officer	3/28/2002
/s/ WRAY T. THORN Wray T. Thorn	Audit Committee Chair	3/28/2002

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There has been no disagreements with our independent accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with respect to our consolidated financial statements that if not resolved to the independent accountants' satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a)
  Identification of Directors. The information under the caption "Election of Directors," appearing in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 22, 2002 which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, is incorporated herein by reference.

  (b)
  Identification of Executive Officers. The information under the caption "Executive Officers and Key Employees," appearing in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 22, 2002 which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, is incorporated herein by reference.

  (c)
  Compliance with Section 16(a) of the Exchange Act. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 22, 2002 which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

        The information under the caption "Executive Compensation and Other Information," appearing in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 22, 2002 which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information under the caption "Ownership of Securities," appearing in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 22, 2002 which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the heading "Certain Transactions," appearing in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 22, 2002 which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, is incorporated herein by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
1. Financial Statements

  The consolidated financial statements, and related notes thereto, of the Company, the Report of Independent Public Accountants listed in the accompanying Index to Consolidated Financial Statements on page 49 are filed as part of this Form 10-K.

  2.
  Financial Statement Schedules

  The following financial statement schedule of the Company is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Page
Report of Independent Public Accountants on Supplemental Schedule	88
Schedule II—Valuation and Qualifying Accounts	89
  3.
  Exhibits

  The exhibits listed on the following index to exhibits are filed as part of, or hereby incorporated by reference into, this Form 10-K.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated October 25, 1999, by and between FP-WJ Acquisition Corp. and the Registrant***
3.1	Certificate of Incorporation of the Registrant**
3.2	By-Laws of the Registrant**
4.1	Specimen of Common Stock Certificate***
4.2	Shareholders' Agreement, dated as of January 31, 2000, by and among the Registrant, the Parties listed on the signature pages thereto and certain stockholders of the Registrant**
4.3	Investor's Rights Agreement, dated as of July 25, 2000 by and between the Registrant and Cisco Systems, Inc.**
4.4	Investor's Rights Agreement, dated as of July 25, 2000 by and between the Registrant and Investor International (Cayman) Limited**
4.5	Co-Sale/Redemption Rights Agreement, dated as of July 25, 2000, by and among Fox Paine and affiliates, Cisco Systems, Inc., and the Registrant**
4.6	Co-Sale/Redemption Rights Agreement, dated as of July 25, 2000, by and among Fox Paine and affiliates, Investor International (Cayman) Limited, and the Registrant**
10.1	Credit Agreement, dated as of January 31, 2000, by and among the Registrant and Canadian Imperial Bank of Commerce, BT Commercial Corporation, IBM Credit Corporation, CIBC World Markets Corp. and certain other lenders listed on the signature pages therto**
10.2	First Amendment, dated as of March 21, 2000, to the Credit Agreement listed as Exhibit 10.1**
10.3	Employment Agreement, dated as of January 31, 2000, by and between the Registrant and Malcolm J. Caraballo**

10.4	Employment Agreement, dated as of January 31, 2000, by and between the Registrant and Tomas R. Kritzer**
10.5	Employment Agreement, dated as of January 31, 2000, by and between the Registrant and Ralph E. Hoover, Jr.**
10.6	Employment Agreement, dated as of January 31, 2000, by and between the Registrant and Rainer N. Growitz**
10.7	Employment Agreement, dated as of June 26, 2000, by and between the Registrant and William T. Freeman**
10.8	WJ Communications, Inc. 2000 Stock Incentive Plan**
10.9	Lease (Phase I) dated March 24, 2000, by and between the Registrant and 401 River Oaks, LLC**
10.10	Lease (Phase II) dated March 24, 2000, by and between the Registrant and 401 River Oaks, LLC**
10.11	Lease and Agreement between the Registrant and Morrco Properties Company dated October 31, 1975*****
10.12	Assignment of Lease Agreement, dated as of December 30, 1997, by and between the Registrant and Taylor Woodrow Property Company, Inc.******
10.13	Agreement for Option to Amend Sub-lease, Amendment of Sub-lease and Joint Escrow Instructions, dated as of March 6, 2000, by and between the Registrant and 3333 Hillview Associates LLC**
10.14	First Amendment, dated as of March 15, 2000 to the Agreement for Option to Amend Sub-lease, Amendment of Sub-lease and Joint Escrow Instructions listed at Exhibit 10.13**
10.15	Second Amendment, dated as of March 22, 2000 to the Agreement for Option to Amend Sub-lease, Amendment of Sub-lease and Joint Escrow Instructions listed at Exhibit 10.13**
10.16	Third Amendment, dated as of March 29, 2000 to the Agreement for Option to Amend Sub-lease, Amendment of Sub-lease and Joint Escrow Instructions listed at Exhibit 10.13**
10.17	Management Agreement, dated as of January 31, 2000, by and between Registrant and Fox Paine & Company, LLC**
10.18	WJ Communications, Inc. 2000 Non-Employee Director Stock Compensation Plan*
10.19	Employment Agreement, dated as of October 29, 2001, by and between the Registrant and William R. Slakey
10.20	Employment Agreement, by and between the Registrant and Michael R. Farese, Ph.D.

16.1	Letter re. Change in Certifying Accountant from Deloitte & Touche LLP**
23.1	Consent of Independent Public Accountants
24.1	Power of Attorney (see signature page)
99	Letter to SEC re: Assurances of Arthur Andersen

*	Incorporated by reference to exhibit 99.2 to the Registration Statement on Form S-8 filed by the Registrant on December 21, 2000.
**	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S1 filed by the Registrant on August 16, 2000, Commission File No. 333-38518.
***	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form 8-A filed by the Registrant on August 14, 2000.
****	Incorporated by reference to an exhibit to the Registrant's Form 8-K filed on October 28, 1999, Commission File No. 1-5631.
*****	Incorporated by reference to exhibit 2(c) to the Registration Statement on Form 10K filed by the Registrant in 1977, Commission File No. 1-5631.
******	Incorporated by reference to exhibit 10-z to the Registration Statement on Form 10K filed by the Registrant in 1998, Commission File No. 1-5631.
(b)
Reports on Form 8K.

  The Company did not file any reports on Form 8-K during the fourth quarter of 2001.

(c)
The exhibits required to be filed by Item 601 of Regulation S-K are the same as Item 14(a) 2 above.

(d)
See Item 14(a)2 above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 28th day of March 2002.

WJ COMMUNICATIONS, INC. (Registrant)
Date March 28, 2002	By:	/s/ MICHAEL R. FARESE, PH.D. Michael R. Farese, Ph.D. President and Chief Executive Officer

POWER OF ATTORNEY

        We, the undersigned officers and directors of WJ Communications, Inc., do hereby constitute and appoint Michael R. Farese, Ph.D., and William R. Slakey, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ MICHAEL R. FARESE, PH.D. Michael R. Farese, Ph.D.	President, Chief Executive Officer (principal executive officer), Director	3/28/2002
/s/ WILLIAM R. SLAKEY William R. Slakey	Chief Financial Officer (principal financial officer)	3/28/2002
/s/ DAVID R. PULVINO David R. Pulvino	Controller	3/28/2002
/s/ W. DEXTER PAINE, III W. Dexter Paine, III	Chairman of the Board	3/28/2002
/s/ SAUL A. FOX Saul A. Fox	Director	3/28/2002
/s/ JASON B. HURWITZ Jason B. Hurwitz	Director	3/28/2002

/s/ WRAY T. THORN Wray T. Thorn	Director	3/28/2002
/s/ CHARLES E. ROBINSON Charles E. Robinson	Director	3/28/2002
/s/ JAMES R. KRONER James R. Kroner	Director	3/28/2002
/s/ J. THOMAS BENTLEY J. Thomas Bentley	Director	3/28/2002
/s/ CHRISTOPHER B. PAISLEY Christopher B. Paisley	Director	3/28/2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To WJ Communications, Inc.:

        We have audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of WJ Communications, Inc. as of December 31, 2001, 2000 and 1999 and for the three years then ended included in this annual report and have issued our report thereon dated January 22, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth herein in relation to the basic financial statements taken as a whole.

                      ARTHUR ANDERSEN LLP

San Jose, California
January 22, 2002

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

Description	Balance at Beginning of Period	Charged (Credits) to Costs and Expenses	Charged to Other Accounts	Write-offs	Balance at End of Period
	(in thousands)
Year ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$1,736	$(130)	$—	$(208)	$1,398
Sales return allowance	—	60	—	—	60

Total	$1,736	$(70)	$—	$(208)	$1,458

Year ended December 31, 2000
Deducted from asset accounts:
Allowance for doubtful accounts	$504	$1,232	$—	$—	$1,736

Total	$504	$1,232	$—	$—	$1,736

Year ended December 31, 1999
Deducted from asset accounts:
Allowance for doubtful accounts	$500	$8	$—	$(4)	$504

Total	$500	$8	$—	$(4)	$504

QuickLinks

TABLE OF CONTENTS
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
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999