Form 10-Q
period 2002-03-31
WJ COMMUNICATIONS INC
filed 2002-05-15
CIK 105006

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 10, 2002 there were 56,536,489 shares outstanding of the registrant's common stock, $0.01 par value.

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

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2002	April 1, 2001
Sales
Fiber optics	$2,662	$2,187
Wireless	6,613	6,430
Semiconductor	3,787	7,407

Total sales	13,062	16,024
Cost of goods sold	10,076	20,793

Gross profit (loss)	2,986	(4,769)
Operating expenses:
Research and development	4,440	4,830
Selling and administrative	3,443	3,516
Amortization of deferred stock compensation (*)	102	186

Total operating expenses	7,985	8,532

Loss from operations	(4,999)	(13,301)
Interest income	299	1,269
Interest expense	(22)	(106)
Other income (expense) — net	—	3
Gain on dispositions of real property	—	326

Loss from operations before income taxes	(4,722)	(11,809)
Income tax benefit	—	(4,724)

Net loss	$(4,722)	$(7,085)

Basic and diluted net loss per share	$(0.08)	$(0.13)

Basic and diluted average shares	55,995	55,298
(*) Amortization of deferred stock compensation excluded from the following expenses
Cost of goods sold	$11	$10
Research and development	29	36
Selling and administrative	62	140

	$102	$186

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2002	April 1, 2001
Net loss	$(4,722)	$(7,085)
Other comprehensive loss:
Unrealized holding losses on securities arising during period	(23)	(1)
Less: reclassification adjustment for losses included in net loss	(9)	—

Net unrealized holding losses on securities	(14)	(1)

Comprehensive loss	$(4,736)	$(7,086)

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$39,944	$25,216
Short-term investments	27,594	30,457
Receivables, net	8,901	11,748
Inventories	6,609	10,258
Deferred income taxes	6,053	14,202
Other	1,956	2,701

Total current assets	91,057	94,582
PROPERTY, PLANT AND EQUIPMENT, net	31,739	32,214
OTHER ASSETS	309	220

	$123,105	$127,016

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,699	$3,849
Accrued liabilities	6,847	5,911

Total current liabilities	10,546	9,760
Restructuring accrual	6,057	6,338
Other long-term obligations	11,316	11,196

Total liabilities	27,919	27,294
STOCKHOLDERS' EQUITY:
Common stock	563	560
Additional paid-in capital	179,202	178,241
Retained deficit	(83,095)	(78,373)
Deferred stock compensation	(1,466)	(702)
Other comprehensive loss	(18)	(4)

Total stockholders' equity	95,186	99,722

	$123,105	$127,016

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2002	April 1, 2001
OPERATING ACTIVITIES:
Net loss	$(4,722)	$(7,085)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,487	1,283
Amortization of deferred financing costs	8	5
Net gain on disposals of property, plant and equipment	—	(398)
Deferred income taxes	8,158	(4,724)
Amortization of deferred stock compensation	102	186
Reduction in allowance for doubtful accounts	(225)	(159)
Write-offs of uncollectible accounts to allowance	(254)	—
Provision for excess and obsolete inventory	2,865	6,567
Net changes in:
Receivables	3,326	12,432
Inventories	784	(6,133)
Other assets	579	177
Accruals, payables and income taxes	624	(19,482)

Net cash provided (used) by operating activities	12,732	(17,331)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,011)	(3,393)
Purchase of short-term investments	(12,268)	(7,207)
Proceeds from sale of short-term investments	15,176	17,233
Proceeds on real property sales and asset retirements	—	500

Net cash provided by investing activities	1,897	7,133

FINANCING ACTIVITIES:
Payments on long-term borrowings and financing costs	—	(43)
Net proceeds from issuances of common stock	99	215

Net cash provided by financing activities	99	172

Net increase (decrease) in cash and equivalents	14,728	(10,026)
Cash and equivalents at beginning of period	25,216	48,970

Cash and equivalents at end of period	$39,944	$38,944

Other cash flow information:
Income taxes paid (received), net	(8,158)	9,600
Interest paid	14	134

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

        The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of WJ Communications, Inc. (the "Company") for the fiscal year ended December 31, 2001, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.

        The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all of the information required by generally accepted accounting principles for complete financial statements.

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

        On October 25, 1999, an affiliate of Fox Paine entered into a recapitalization merger transaction with the Company. The recapitalization merger transaction was the culmination of a strategy implemented by the predecessor Board of Directors in February 1999 to seek to maximize shareholder value by pursuing the sale of the Company in its entirety or as separate business groups. The predecessor Board decided to divest the microwave products group in 1997, the semiconductor equipment group in 1999 and the telecommunications group in early 2000, in some cases along with associated real estate assets. The Company replaced the majority of its senior management and its entire Board of Directors upon the closing of the recapitalization merger on January 31, 2000. Since the recapitalization merger, the Company has been focused exclusively on providing product solutions that enable and facilitate the development of fiber optic, broadband cable and wireless network infrastructure. In April 2000, the Company changed its name from Watkins-Johnson Company to WJ Communications, Inc. to highlight its focus on the commercial broadband communications markets. The Company reincorporated in Delaware and effected a 3-for-2 stock split on August 15, 2000. The Company completed its initial public offering ("IPO") on August 18, 2000. Net proceeds from the IPO were approximately $88.4 million after deducting underwriters' discounts and commissions and expenses.

        In the recapitalization merger, FP-WJ Acquisition Corp., a newly-formed corporation wholly-owned by Fox Paine, merged into the Company. All of our pre-recapitalization shareholders except, with respect to a portion of its shares, a family trust of which Dean A. Watkins is a co-trustee and beneficiary, became entitled to receive cash in exchange for their shares of the pre-recapitalization common stock. Dr. Watkins is the Company's co-founder and was the Chairman of its Board of Directors at the time of the recapitalization merger. As a result of the rollover of a portion of the interest in the Company's equity held by Dr. Watkins' trust pursuant to an agreement entered into with the trust at the time the Company entered into the merger agreement, the Company was able to account for the merger as a recapitalization for financial accounting purposes. As a result of the continuing significant ownership interest of the pre-recapitalization stockholders, no adjustments were made to the historical carrying amounts of the Company's assets and liabilities as a result of the recapitalization merger. Furthermore, the premium paid in cash to stockholders in excess of that historical cost was accounted for as a reduction of stockholders' equity in 2000.

3.    SIGNIFICANT ACCOUNTING POLICIES

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

        INVENTORIES—Inventories are stated at the lower of cost, using average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Provisions, when required, are made to reduce excess inventories to their estimated net realizable values. It is possible that estimates of net realizable values can change in the near term. Inventories, net of provisions for excess and obsolete amounts, at March 31, 2002 and December 31, 2001 consisted of the following (in thousands):

	March 31, 2002	December 31, 2001
Finished goods	$1,433	$3,665
Work in progress	2,100	595
Raw materials and parts	3,076	5,998

	$6,609	$10,258

        PROPERTY, PLANT AND EQUIPMENT—Property, plant and equipment are stated at cost. Provision for depreciation and amortization is primarily based on the straight-line method over the assets' estimated useful lives ranging from four to ten years. Costs incurred to maintain property, plant and equipment that do not increase the useful life of the underlying asset are expensed as incurred.

        IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with Statement of Financial Accounting Standards ("SFAS") No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors we consider that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected, future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; or significant technological changes, which would render equipment and manufacturing processes obsolete. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Through March 31, 2002, we have not experienced any such impairments.

        REVENUE RECOGNITION—Revenues from product sales are recognized when all of the following conditions are met: the product has been shipped, the Company has the right to invoice the customer at a fixed price, the collection of the receivable is probable and there are no significant obligations remaining. Generally, title passes upon shipment of the Company's products. Certain contracts are under a consignment arrangement under which title to our products does not pass until the customer utilizes these products in its production processes. Consequently, revenue is recognized on these contracts only when these customers notify the Company of product consumption. In addition to the internal sales efforts, we use distributors to sell semiconductor products. Revenues from these distributors are recognized upon shipment based on the following factors: the sales price is fixed or determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributors have separate economic substance, the Company has no obligation with respect to the resale of the distributors' inventory, and the Company believes it can reasonably estimate the potential returns from its distributors based on their history and its visibility in the distributors' success with its products and into the market place in general. During the quarter ending July 1, 2001, the Company began using two distributors for sales of certain fixed wireless products. Lacking history with these new distributors, the Company recorded revenue on these fixed wireless products at the time of the distributors' sale to the ultimate end customer. During the quarter ending March 31, 2002, the

Company terminated its agreement with these two distributors as part of its exit from the fixed wireless CPE market.

        Any anticipated losses on contracts are charged to earnings when identified. The Company provides a warranty on standard products and components and products developed for specific customers or program applications. Such warranty generally ranges from 12 to 24 months. The Company estimates the cost of warranty based on its historical field return rates.

        INCOME TAXES—In accordance with SFAS No. 109, "Accounting for Income Taxes", the condensed consolidated financial statements include provisions for deferred income taxes using the liability method for transactions that are reported in one period for financial accounting purposes and in another period for income tax purposes. Deferred tax assets are recognized when management believes realization of future tax benefits of temporary differences is more likely than not. In estimating future tax consequences, generally all expected future events are considered (including available carryback claims), other than enactment of changes in the tax law or rates. Valuation allowances are established for those deferred tax assets where management believes it is not more likely than not such assets will be realized.

        PER SHARE INFORMATION—Basic earnings per share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised or converted into common stock and shares related to contributions under the Employee Stock Purchase Plan for pending purchases, however, such adjustments are excluded when they are considered anti-dilutive.

        FISCAL YEAR—The Company's fiscal year consists of 52 or 53 weeks ending on December 31st of each year. The three months ended March 31, 2002 and April 1, 2001 each included 13 weeks.

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

        RECENT ACCOUNTING PRONOUNCEMENTS—On June 29, 2001, Financial Accounting Standards Board, or FASB, approved for issuance SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill arising between July 1, 2001 and December 31, 2001 will not be subject to amortization. The adoption of SFAS No. 142 on January 1, 2002 did not have an impact on the Company's consolidated financial statements.

        On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 with early applications permitted. The adoption of this statement on January 1, 2002 did not have a material impact on the Company's consolidated financial statements.

4.    LOSS PER SHARE CALCULATION

        Per share amounts are computed based on the weighted average number of basic and diluted common and common equivalent shares outstanding during the respective periods. The net loss per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2002	April 1, 2001
Net loss	$(4,722)	$(7,085)

Denominator for basic net loss per share:
Weighted average shares outstanding	56,098	55,298
Less weighted average shares subject to repurchase	(103)	—

Weighted average shares outstanding	55,995	55,298
Denominator for diluted net loss per share:
Weighted average shares outstanding	55,995	55,298
Effect of dilutive stock options	—	—

Diluted weighted average common shares	55,995	55,298

Basic net loss per share	$(0.08)	$(0.13)

Diluted net loss per share	$(0.08)	$(0.13)

        For the three months ended March 31, 2002, the incremental shares from the assumed exercise of 8,216,055 stock options and 41,093 shares related to contributions under the Employee Stock Purchase Plan for pending purchases, were not included in computing the diluted per share amounts the effect of such assumed conversion would be anti-dilutive. For the three months ended April 1, 2001, the incremental shares from the assumed exercise of 7,548,308 stock options were not included in computing the diluted per share amounts because the effect of such assumed conversion would be anti-dilutive.

5.    DEFERRED STOCK COMPENSATION

        In conjunction with the issuance of certain stock options in 2000, 14,277,795 options were granted at an average exercise price of $1.37 per share which was equal to the weighted average fair value of common stock $1.37 per share at the date of grant. This fair value was determined by using the same fair value used in the recapitalization merger transaction which was completed in January, 2000. Additionally, the Company granted 791,000 options where the weighted average exercise price of $5.31 per share was less than the deemed weighted average fair value of common stock $10.08 per share. The Company also sold 81,000 shares of common stock where the weighted average sales price of $3.82 per common share was less than the deemed weighted average fair value of common stock $9.51 per share. In February, 2002 the Company granted 300,000 shares of restricted common stock for a purchase price of $0.01 per share which was less than the fair value of common stock of $2.90. The Company has recorded deferred stock compensation in the aggregate amount of $3,203,000, net of forfeitures, representing the differential between the deemed fair value of the Company's common stock and the exercise price at the date of grant for options or date of sale for stock purchases. The Company is amortizing this amount using the straight line method over the vesting period of the options granted. The Company recorded $102,000 of deferred stock compensation expense for the three months ended March 31, 2002 in the accompanying financial statements. Subsequent to the Company's IPO, the fair market value of the stock for purposes of issuing common stock options is based upon the market price of the Company's stock on the date of grant. The Company's stock option plans ("Plans") provide that options granted under the Plans will have a term of no more than 10 years. Options granted under the Plans have vesting periods ranging from immediate to 9 years. The provisions of the Plans provide that under certain circumstances, such as a change in control, the achievement of certain performance objectives, or certain liquidity events, the outstanding option may be subject to accelerated vesting. The Company has granted 3,856,900 options at a weighted average fair value of $2.22 per share subsequent to the IPO.

6.    DEBT

        In December of 2000, the Company entered into a $25.0 million revolving credit facility ("Revolving Facility") with a bank. The Revolving Facility matures on December 31, 2003 and contains a $15.0 million sub-limit to support letters of credit. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at the Company's option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires that the Company maintain certain financial ratios and contains limitations on, among other things, the Company's ability to incur indebtedness, pay dividends and make acquisitions without the bank's permission. The Company was in compliance with these covenants as of March 31, 2002. The Revolving Facility is secured by substantially all of the Company's assets. As of March 31, 2002, there were no outstanding borrowings under the Revolving Facility.

7.    RESTRUCTURING CHARGE

        In September 2001, the Company decided to abandon a leased facility based on revised anticipated demand for its products and current market conditions. This excess facility, for which the Company has a ten year commitment, is located adjacent to the Company's current corporate headquarters and was originally developed to house additional administrative and corporate offices to accommodate planned expansion. This decision has resulted in a pre-tax lease loss of $7.2 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and a pre-tax asset impairment charge of $2.6 million on tenant improvements deemed no longer realizable.

        In determining this estimate, the Company has made certain assumptions with regards to its ability to sub-lease the space and has reflected offsetting assumed sub-lease income in line with the Company's best estimate of current market conditions. The Company has signed two tenants to cover approximately 52% of the excess leased space. Any sub-lease tenants are subject to the landlord's consent.

        The following table summarizes restructuring accrual activity recorded during the first quarter of 2002 (in thousands):

Lease Loss
Accrual balance as of December 31, 2001	$6,831
Cash charges	(271)
Non-cash charges	16

Accrual balance as of March 31, 2002	$6,576

        Of the balance in accrued liabilities as of March 31, 2001, the Company expects approximately $520,000 of the lease loss to be paid out over the next twelve months, and the remaining $6.1 million to be paid out over the remaining life of the lease of approximately nine years.

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

        The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes and other disclosures included elsewhere in this Form 10-Q and our Annual Report filed on Form 10-K for the year ended December 31, 2001. Except for historic actual results reported, the following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. See "Special Notice Regarding Forward-looking Statements" above and "Risk Factors That May Affect Future Results" below for a discussion of certain factors that could cause future actual results to differ from those described in the following discussion.

OVERVIEW

        We design, develop and manufacture innovative, high quality broadband communications products that enable voice, data and image transport over fiber optic, broadband cable and wireless communications networks around the world. Our products are comprised of advanced, highly functional components and integrated assemblies which address the Radio Frequency ("RF") challenges of both current and next generation broadband communications networks. These products are used in the network infrastructure supporting and facilitating mobile communications, broadband high-speed data transmission and enhanced voice services. We believe our core expertise in gallium arsenide semiconductor and thin-film technology, coupled with our exceptional RF design, integration, and manufacturing capabilities, have enabled us to obtain a competitive advantage in these broadband communications markets.

        When we began our operations in the broadband commercial communications market, we initially benefited from significant increases in spending on capital equipment by communications service providers. However, during 2001 and throughout the first quarter of 2002, the demand for telecom equipment has been very soft. This weakness in demand is currently projected to continue during the second quarter of the year 2002 and potentially beyond based on customer forecasts for the purchase of our products. The primary reason for these delays and reductions in their recent and forecasted demand is an overall slowdown in capital spending by communication service providers. We believe that this slow down relates to two primary causes. First, our customers have indicated that there has been a significant build up of their inventory as well as a significant build up of uninstalled equipment at communication service providers. We believe that numerous service providers have reduced their capital expenditures until they have installed their excess inventory of equipment, which they have already purchased, and begin generating revenue from this uninstalled equipment. In addition, based on the slow down in capital expenditures, our customers are attempting to reduce their inventory levels. Secondly, we believe that numerous early stage communication service providers, who have previously been able to access the capital markets, are having difficulties in finding new sources of capital and in certain instances these companies have filed for bankruptcy. In addition, several of the more established service providers financed the build out of their networks with debt. Many of these service providers have shifted their focus to debt reduction and profitability enhancement. As a result, we believe that these companies have had to greatly reduce their capital expenditures. This reduction in capital expenditures is being accentuated by the general economic slowdown, which is having a negative impact on communication service providers' revenues and profitability.

        On a long-term basis, we believe that the demand for broadband communications equipment and our products will rebound. During the first quarter of 2002 and throughout 2001, we have introduced several new products in each of our three product categories. These new products will further position us to benefit from the roll-out of the following broadband communications technologies: 2.5G and 3G wireless, and OC-192 and OC-768 for both the metro and long haul fiber optics markets. In the first quarter of 2002, we introduced over ten new RF semiconductor products primarily targeted at wireless infrastructure applications. During 2001, we introduced over twenty new RF semiconductor products. In the first quarter of 2002, we had over fifteen new socket wins at major OEMs expanding on the over thirty design wins we achieved during 2001. During 2002, we are concentrating our resources on the development of RF semiconductors and expect to maintain our accelerated pace of new product introductions and design wins. During 2001, we also introduced over ten new fiber products including OC-192 modulator drivers, clock amplifiers and filter products. These new product introductions have allowed us to greatly increase our customer base, moving from selling a limited product line to a few customers in 2000, to selling over ten products to more than a dozen customers in 2001. During the fourth quarter of 2001, we announced an alliance with Fujitsu Quantum Devices Ltd. for joint development of 40 Gb/s Optical products for OC-768 applications. While customer interest, new product introductions, additional design wins, strategic alliances and new orders are encouraging, there is no assurance that they will have a positive impact on our overall sales.

        Our manufacturing operations are highly automated which has required us to make significant investments in equipment and fixed overhead. As a result, the volume of product we produce and sell has a significant impact on our gross profit margin. Until demand increases, the slow down in spending on broadband communications equipment will negatively impact our gross margin. In addition, we typically generate lower gross margin on new product introductions. Over time, we typically become more efficient relative to new products through learning and increased volumes as well as through introducing lower cost elements to the product designs. We expect our new product introductions to continue to be a higher percentage of our sales mix, which will continue to have a temporary negative impact on our gross margin. As we broaden our product lines we must purchase a wider variety of components to utilize in our manufacturing processes. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility and predictability of customer demand and potential competition. Both of these factors will contribute to a higher level of inventory risk in our near future.

        Over the course of 2001, we began taking aggressive steps designed to more closely align our production costs with our customers' current forecasted demand for our products. As part of this effort, we reduced our workforce by approximately 48% and reduced non-employee costs including sales and marketing, general and administrative, and overhead expenses. Our cost reduction initiatives have also included temporary shutdowns of our manufacturing facilities and significant reductions in capital spending. We plan to continue to take steps to reduce our cost structure, including aggressively managing our capital equipment. While our continuing efforts are expected to further reduce our expense levels, we still have a significant amount of fixed manufacturing cost that these efforts will not impact and our expense reduction initiatives alone will not return us to profitability. We expect that reduced end-customer demand, underutilization of our manufacturing capacity and other factors will continue to adversely affect our operating results in the near term and we anticipate incurring additional losses in 2002. In order to return to profitability, we must achieve substantial revenue growth and we currently face an environment of uncertain demand in the markets our products address. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

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

        We depend on a small number of customers for a majority of our sales. During the three months ended March 31, 2002, we had three customers which each accounted for more than 10% of our sales and in aggregate accounted for 65% of our sales, including sales to their respective manufacturing subcontractors. For the three months ended April 1, 2001, we had four customers which each accounted for more than 10% of our sales and in aggregate accounted for 65% of our sales. We have diversified our customer base over the last few years and we have expanded our product offering to address all of the following markets: wireless mobile infrastructure, fiber optic, broadband cable and fixed wireless. We intend to further diversify our customer base and product offering in the future, however, we anticipate that we will continue to sell a majority of our products to a relatively small group of customers. In addition, most of our sales result from purchase orders or contracts that can be cancelled on short-term notice. Delays in manufacturing or supply procurement or other factors, including general market slow downs, have and could potentially cause cancellation, reduction or delay in orders by or in shipments to a significant customer. During 2001 and throughout the first quarter of 2002, the demand for telecom equipment has been very soft. This weakness in demand is currently projected to continue during the second quarter of the year 2002 and potentially beyond based on customer forecasts for the purchase of our products. If the markets for our products in fiber optic, broadband cable or wireless communications decline, fail to grow, or grow more slowly than we anticipate, the use of our products may be reduced with a significant negative impact on our sales, earnings, inventory valuations and cash flow.

        Revenues from product sales are recognized when all of the following conditions are met: the product has been shipped, we have the right to invoice the customer at a fixed price, the collection of the receivable is probable and there are no significant obligations remaining. Generally, title passes upon shipment of our products. Certain contracts are under a consignment arrangement under which title to our products does not pass until the customer utilizes these products in its production processes. As a consequence, we recognize revenue on these contracts only when the customer notifies us of product consumption. In addition to our internal sales efforts, we use distributors to sell semiconductor products. Revenues from distributors are recognized upon shipment based on the following factors: our sales price is fixed and determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributors have separate economic substance, we have no obligation with respect to the resale of the distributors' inventory, and we believe we can reasonably estimate the potential returns from our distributors based on their history and our visibility in the distributors' success with its products and into the market place in general. During the quarter ending July 1, 2001, we began using two distributors for sales of certain fixed wireless products. Lacking history with these new distributors, we recorded revenue on these fixed wireless products at the time of the distributors' sale to the ultimate end customer. During the quarter ending March 31, 2002, we terminated its agreement with these two distributors as part of its exit from the fixed wireless CPE market.

        Based on specific terms of the customer contract or purchase order, we may negotiate a final delivery and settlement in connection with cancellations. Due to the uncertain and lengthy nature of these negotiations, a substantial portion, if not all, of the inventory subject to the cancellation may be written off as part of our excess and obsolete inventory provision. In the fourth quarter of 2001, we reached final agreement with one customer and recognized revenue of $3.5 million related to the delivery of specific fixed wireless products that have previously been written off. In the first quarter of 2002, we completed a second fixed wireless contract resulting in $3.0 million of sales for final product delivery. Substantially all of this inventory had been written off in 2001. In the future, we anticipate that similar arrangements for final deliveries could be made with other customers upon completion of major contracts, however there can be no assurance that this will occur.

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

Amortization of Deferred Stock Compensation

        We have recorded deferred stock compensation representing the differential between the deemed fair value of our common stock and the exercise price at the date of grant for options or date of sale for stock purchases. We are amortizing this amount using the straight line method over the vesting period of the equity instruments granted.

Restructuring Charge

        The restructuring charge reflects our decision to abandon a leased facility based on revised anticipated demand for our products and current market conditions. It is comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge on tenant improvements. In determining this estimate, we have made certain assumptions with regards to our ability to sub-lease the space and have reflected off-setting assumed sub-lease income in line with our best estimate of current market conditions.

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. See Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a detailed discussion of all our significant accounting policies.

Revenue Recognition

        We recognize revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. In addition, failure to obtain anticipated orders or delays or cancellations of orders or significant pressure to reduce prices from key customers could have a material adverse effect on our revenue.

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and historic bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences may result in the amount and timing of expenses for any period if management made different judgments or utilized different estimates. Our allowance for doubtful accounts was approximately $919,000 as of March 31, 2002. Approximately 69% of our accounts receivable as of March 31, 2002 was concentrated with our top three customers, each, including their respective manufacturing subcontractors, accounting for more than 10% of our sales and in aggregate accounting for 65% of our sales.

Provision for Excess and Obsolete Inventory

        We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Management specifically identifies obsolete products and analyzes historical usage, forecasted production based on demand forecasts, current economic trends and historical write-offs when evaluating the adequacy of the provision for excess and obsolete inventory. Due to rapidly changing customer forecast and orders, additional provisions for excess or obsolete inventory, while not currently expected, could be required in the future. In addition, the sale of previously written down inventory could result from significant unforeseen increases in customer demand. Material differences in estimates of excess and obsolete inventory may result in the amount and timing of cost of sales for any period if management made different judgments or utilized different estimates. Our provision for excess and obsolete inventory was $7.9 million as of March 31, 2002.

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

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Management believes that it is more likely than not that its deferred tax assets will be realized through refunds from the carryback of any projected net operating loss for 2002.

Restructuring

        In September 2001, we decided not to occupy a new leased facility based on revised anticipated demand for our products and current market conditions. This excess facility, for which we have a ten year commitment, is located adjacent to our current corporate headquarters and was originally developed to house additional administrative and corporate offices to accommodate planned expansion. This decision has resulted in a pre-tax lease loss of $7.2 million, comprised of future lease payments net of anticipated sub-lease income, broker commissions and other facility costs, and a pre-tax asset impairment charge of $2.6 million on tenant improvements deemed no longer realizable. In determining this estimate, we have made certain assumptions with regards to our ability to sub-lease the space and have reflected offsetting assumed sub-lease income in line with our best estimate of current market conditions. Should there be a significant change in those market conditions, the ultimate loss could be higher and such amount could be material. We have signed two tenants to cover approximately 52% of the excess leased space. Any sub-lease tenants are subject to the landlord's consent. As of March 31, 2002, our restructuring accrual was $6.6 million.

Impairment of Long-Lived Assets

        In accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors we consider that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected, future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; or significant technological changes, which would render equipment and manufacturing process, obsolete. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Through March 31, 2002, we have not experienced any such impairments.

        Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected cash flows and should different conditions prevail, material write downs of our long-lived assets could occur.

CURRENT OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended April 1, 2001

        Sales—We recognized $13.1 million and $16.0 million in sales for the three months ended March 31, 2002 and April 1, 2001, respectively. This $2.9 million or 18% decrease in sales resulted primarily from a decrease in RF semiconductor sales. RF semiconductor sales during the first quarter of 2002 totaled $3.8 million, representing 29% of total sales and a decrease of 49% over the first quarter of 2001. Our RF semiconductor sales in the first quarter of 2001 benefitted from carryover demand from the strong Telecommunications market of 2000. Fiber optic sales increased 22% to $2.7 million and represented 21% of total sales for the first quarter of 2002. Wireless product sales during the first quarter of 2002 totaled $6.6 million, representing 50% of total sales and an increase of 3% over the first quarter of 2001. Wireless product sales for the first quarter of 2002 included $3.0 million for final product delivery of our last major fixed wireless contract. We do not expect significant revenues from fixed wireless CPE products in future quarters. In addition, we expect to complete our largest long-haul fiber optic contract for our OC-192 DRO within the next two quarters. Given the outlook for the long-haul fiber optic market, we believe it will be very difficult to replace this revenue and, as such, we expect that our fiber optic revenues will decline. Moving forward, we believe that revenues from our RF semiconductor products will increase sequentially, but that this increase will be overshadowed in the near term by the decrease in market demand for our long-haul fiber optics products. Based on customer feedback, we also expect some near term weakness in sales for our CDMA and TDMA wireless assemblies, with some recovery in the second half of 2002. Considering all of the preceding factors, we believe our revenue in the second quarter of 2002 will be in a range of $7.0 million to $9.0 million.

        Cost of Goods Sold—Our cost of goods sold for the three months ended March 31, 2002 was $10.1 million, a decrease of $10.7 million or 51% as compared with cost of goods sold of $20.8 million in the three months ended April 1, 2001. As a percentage of sales, our cost of goods sold decreased to 77% of sales in the three months ended March 31, 2002 from 130% in the three months ended April 1, 2001. The decrease in our cost of goods sold as a percentage of sales primarily relates to the following costs which were incurred in the first quarter of 2001: a $6.6 million provision for excess and obsolete inventory, approximately $118,000 of severance expenses related to manufacturing personnel, and high variable costs on fixed wireless products which were being transitioned into manufacturing. The $6.6 million provision for excess and obsolete inventory largely related to inventory ordered to build base station products for our largest mobile wireless customer. Inventory levels of this product were purchased based on this customer's forecasted demand which had since been revised downward. In addition, given the overall slowdown in market demand, we made provisions for other product lines where customer forecasts have significantly declined. During the first quarter of 2002, our cost of goods sold benefited from the sale of $5.9 million of fixed wireless CPE inventory of which $3.1 million had been previously written off in 2001. These benefits were mainly offset by an increase in our provision of excess and obsolete inventory of $2.9 million related to our fiber optic product line. Due to rapidly changing customer forecasts and orders, additional provisions for excess or obsolete inventory, while not currently expected, could be required in the future. In addition, the sale of previously written down inventory could result from significant unforeseen increases in customer demand. We have a significant amount of unabsorbed overhead costs related to the increased manufacturing infrastructure we put in place to support our customers' demand in the second half of 2000. This increased infrastructure includes, among other things, a new manufacturing facility and investments in machinery and equipment. Given the current economic slowdown, increased capacity may not be fully utilized and the ongoing costs thereof will still be incurred until such time as the market demand for our products increases.

        Research and Development—Our research and development expense for the three months ended March 31, 2002 was $4.4 million, a decrease of approximately $400,000 or 8% as compared with research and development expense of $4.8 million in the three months ended April 1, 2001. Research and development efforts in the first quarter of 2001 were attributable to increased spending on the development of fixed wireless broadband CPE, new RF semiconductor and new fiber optic products. As of the first quarter of 2002, we have greatly increased our expenditure on RF semiconductor development projects while selectively reducing development efforts for fiber optic products and eliminating fixed wireless broadband CPE development. As a percentage of sales, research and development expenses increased to 34% of sales in three months ended March 31, 2002 from 30% of sales in the three months ended April 1, 2001. The increase in research and development expense as a percentage of sales primarily relates to our decline in sales. Product research and development is essential to our future success and we expect to continue to make investments in new product development and engineering talent. In particular, we will continue to focus our research efforts and resources on RF semiconductor development.

        Selling and Administrative—Selling and administrative expense for the three months ended March 31, 2002 was $3.4 million or 26% of sales, a decrease of approximately $73,000 or 2% as compared with selling and administrative expense of $3.5 million or 22% of sales in the three months ended April 1, 2001. The decrease in absolute dollars is primarily related to reduced commission, outside services expenses, and rent expense along with a $225,000 reduction in our allowance for doubtful accounts partially offset by an increase of approximately $450,000 in severance expenses. The reduced rent expense is related to our decision to abandon our new leased facility in September, 2001 (see Note 7 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q). Until that time, the rent expense for that excess office space was included in selling and administrative expense. The reduction in our allowance for doubtful accounts relates to the collection of accounts receivable previously considered uncollectible. As a percentage of sales, the increase in selling and administrative expense reflects the decrease in sales during the first quarter of 2002.

        Amortization of Deferred Stock Compensation—Amortization of deferred stock compensation expense in the three months ended March 31, 2002 includes approximately $102,000 related to the sale during the first quarter of 2002 of restricted stock at a price below fair market value and the issuance of stock options during 2000 at prices deemed below fair market value. Amortization of deferred stock compensation expense in the three months ended April 1, 2001 includes approximately $186,000 related to the issuance of stock options during 2000 at prices deemed below fair market value. As of March 31, 2002, the balance of our remaining unamortized deferred stock compensation was $1.5 million to be amortized over the next 39 months.

        Interest Income—Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. Our interest income in the three months ended March 31, 2002 was approximately $300,000, a decrease of $1.0 million or 77% as compared with interest income of $1.3 million in the three months ended April 1, 2001. This decrease primarily resulted from decreased average amounts of funds available for investment and a decrease in interest rates. To the extent we continue to utilize our cash in the operation of our business, interest income is expected to decrease going forward. Additionally, our interest income will be impacted by changes in the market interest rates of our investments, which are generally lower than they were a year ago.

        Interest Expense—Our interest expense for the three months ended March 31, 2002 was approximately $22,000, a decrease of approximately $84,000 or 79% as compared with interest expense of approximately $106,000 for the three months ended April 1, 2001. Interest expense for both periods relates to fees associated with our revolving credit facility and outstanding letters of credit. The three months ended April 1, 2001 included an additional $75,000 of fees as we transitioned from our former credit facility with CIBC World Markets Corp. to our current credit facility.

        Other Income (Expense)-Net—The other income realized in the three months ended April 1, 2001 was approximately $3,000.

        Gain on Dispositions of Real Property—During the three months ended April 1, 2001, we recorded a gain on dispositions of real property related to the release of $500,000 of escrow funds related to our sale of leasehold interests in our Palo Alto site during the fourth quarter of 2000. This gain was partially offset by $175,000 of residual expenses from the sale of the property.

        Income Tax Benefit—Beginning in 2002, it was determined that it was not more likely than not that any additional deferred tax assets would be realized through the application of carryforward claims, thus we will not benefit on-going future net operating losses. Our effective tax rate in the three months ended April 1, 2001 was a tax benefit of 40% approximating our combined federal and state effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

        On March 31, 2002, cash and equivalents and short-term investments totaled $67.5 million, an increase of $11.9 million from the December 31, 2001 balance of $55.6 million.

        In December of 2000, we entered into a $25.0 million revolving credit facility ("Revolving Facility") with a bank. The Revolving Facility matures on December 31, 2003 and contains a

$15.0 million sub-limit to support letters of credit. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires that we maintain certain financial ratios and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank's permission. We were in compliance with the covenants as of March 31, 2002. The Revolving Facility is secured by substantially all of our assets. As of March 31, 2002, there were no outstanding borrowings under the Revolving Facility.

        Net Cash Provided (Used) by Operating Activities—Net cash provided (used) by operations was $12.7 million and ($17.3) million in the three months ended March 31, 2002 and April 1, 2001, respectively. Net loss in the three months ended March 31, 2002 and April 1, 2001 was ($4.7) million and ($7.1) million from operations, respectively. Significant items impacting the difference between net loss from operations and cash flows from operations in the first quarter of 2002 were $5.3 million provided by working capital and $8.2 million provided by the utilization of deferred tax assets. The $5.3 million provided by working capital primarily relates to a $784,000 decrease in inventories and a $3.3 million decrease in receivables. The $8.2 million provided by the utilization of deferred tax assets relates to the receipt of an income tax refund generated by the carryback of our 2001 net operating loss. Significant items impacting the difference between net loss from operations and cash flows from operations in first quarter of 2001 were $13.0 million used by working capital, a $6.6 million increase in our reserve for excess and obsolete inventory and a $4.7 million increase in deferred income taxes. The $13.0 million used in working capital relates to a $19.5 million decrease in accruals and payables and a $6.1 million increase in inventories which were partially offset by a $12.4 million decrease in receivables. The $19.5 million decrease in accruals and payables was primarily related to a $9.6 million income tax payment generated primarily from the approximately $30.1 million pre-tax gain from the sale of our remaining Palo Alto leasehold interest during our fourth quarter of 2000. The deferred income taxes included an anticipated refund of $3.2 million related to the carryback of our then projected 2001 net operating loss.

        Net Cash Provided by Investing Activities—Net cash provided by investing activities was $1.9 million and $7.1 million in the three months ended March 31, 2002 and April 1, 2001, respectively. In the first quarter of 2002, we received $15.2 million from the sale of short-term investments which was partially offset by $12.3 million used to purchase short-term investments and $1.0 million to invest in property, plant and equipment. In the first quarter of 2001, we realized $17.2 million in proceeds from the sale of short-term investments which was partially offset by $7.2 million used to purchase short-term investments and $3.4 million to invest in property, plant and equipment. During 2002, we expect to invest approximately $3.0 to $5.0 million in capital expenditures of which approximately $1.0 million was purchased in the first quarter. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so throughout 2002.

        Net Cash Provided by Financing Activities—Net cash provided by financing activities totaled $99,000 and $172,000 in the three months ended March 31, 2002 and April 1, 2001, respectively. In the first quarter of 2002, we received net cash of approximately $99,000 from the sale of our common stock to employees through our employee stock purchase and option plans. In the first quarter of 2001, we received net cash of approximately $215,000 from the sale of our common stock to employees through our employee option plans which was partially offset by $43,000 of financing costs associated with our revolving credit facility.

        Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments, together with our expected cash flows from operations and anticipated available borrowings under our line of credit, will be sufficient to meet our liquidity and capital spending requirements for at least the next twelve months. Thereafter, we will utilize our cash, cash flows and borrowings to the extent available and, if desirable or necessary, we may seek to raise additional capital through the sale of debt or equity. There can be no assurances, however, that future borrowings and capital resources will be available on favorable terms or at all. Our cash flows are highly dependent on demand for our products, timing of orders and shipments with key customers and our ability to manage our working capital, especially inventory and accounts receivable, as well as controlling our production and operating costs in line with our revenue.

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

        Cash Equivalents and Investments—Cash equivalents consist of money market funds and commercial paper acquired with remaining maturity periods of 90 days or less at purchase and are stated at cost plus accrued interest which approximates market value. Short-term investments consist primarily of high-grade debt securities (A rating or better) with maturities greater than 90 days from the date of acquisition and are classified as available-for-sale. Short-term investments classified as available-for-sale are reported at fair market value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax, until realized. These available-for-sale securities are subject to interest rate risk and will rise or fall in value if market interest rates change. They are also subject to short-term market risk. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

        The following table provides information about our investment portfolio and constitutes a "forward-looking statement." For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Expected Maturity Dates	Expected Maturity Amounts (in thousands)	Weighted Average Interest Rate
Cash equivalents:
2002	$39,895	1.85%
Short-term investments:
2002	27,594	2.08%

Fair value at March 31, 2002	$67,489

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

        You should carefully consider the risks described below and all other information contained in this report and in our other filings with the SEC, including but not limited to information under the heading "Risk Factors That May Affect Future Results" in our most recently filed Form 10-K in evaluating us and our business before making an investment decision. If any of the following risks, or other risks and uncertainties that we have not yet identified or that we currently think are immaterial, actually occur and are material, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline and you may lose part or all of your investment.

We have recently incurred substantial operating losses and we anticipate additional future losses.

        In our first quarter ending March 31, 2002, our sales were $13.1 million and we incurred an operating loss of $4.7 million. In addition, our sales for 2001 were $62.2 million compared to $115.8 million for 2000 due to sharply reduced end-customer demand in many of the communications end-markets which our products address. We incurred a net loss of $21.7 million for 2001.

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

We are exposed to the risks associated with the recent worldwide economic slow down and related uncertainties.

        Slower economic activity, concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications and related industries, and recent international conflicts and terrorist and military activity have resulted in a downturn in worldwide economic conditions, particularly in the United States. As a result of these unfavorable economic conditions, during 2001 we experienced a significant slow down in customer orders, an increase in the number of cancellations and reschedulings of backlog and higher overhead costs as a percentage of our reduced net sales. Entering the second quarter of 2002, concerns remain regarding the timing, strength and duration of economic recovery in the semiconductor industry and broadband communications and Internet infrastructure markets. In addition, recent political and social turmoil related to international conflicts and terrorist acts can be expected to place further pressure on economic conditions in the U.S. and to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations will likely be materially and adversely affected.

Several customers account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a loss of sales.

        We depend on a small number of customers for a majority of our sales. During the three months ended March 31, 2002, we had three customers which each accounted for more than 10% of our sales and in aggregate accounted for 65% of our sales, including sales to their respective manufacturing subcontractors. For the three months ended April 1, 2001, we had four customers which each accounted for more than 10% of our sales and in aggregate accounted for 65% of our sales. Sales to our 10% customers, including sales to their respective manufacturing subcontractors, in aggregate accounted for 71% of our sales in 2001 and 72% of our sales in 2000. In addition, most of our sales result from purchase orders or from contracts that can be cancelled on short-term notice. We expect that our key customers will continue to account for a substantial portion of our revenue in 2002 and in the foreseeable future. The loss of or a reduction in orders from a significant customer for any reason could cause our sales to decrease.

Our future success depends significantly on strategic relationships with certain of our customers. If we cannot maintain these relationships or if these customers develop their own solution or adopt a competitor's solutions instead of buying our products, our operating results would be adversely affected.

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

        Our quarterly revenues and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet our publicly stated guidance or the expectations of securities analysts or investors, our stock price may decline. Fluctuations in our operating results may be due to a number of factors, including the following:

  •
  continued slow down and uncertainty in capital spending by communications service providers;

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

  •
  patent and other intellectual property disputes, customer indemnification claims and other types of litigation risks;

  •
  the effectiveness of our expense and product cost control and reduction efforts;

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

  •
  increased warranty claims;

  •
  fluctuations in the manufacturing yields of any third party semiconductor foundries we employ and other problems or delays in the fabrication, assembly, testing or delivery of our products;

  •
  the availability and pricing of third party semiconductor foundry and assembly and test capacity and raw materials;

  •
  the risks and challenges of producing products with new suppliers and at new fabrication and assembly facilities;

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

        During 2001 and throughout the first quarter of 2002, the demand for telecom equipment has been very soft. This weakness in demand is currently projected to continue during the second quarter of the year 2002 and potentially beyond based on customer forecasts for the purchase of our products. If the markets for our products in fiber optic, broadband cable or wireless communications decline, fail to grow, or grow more slowly than we anticipate, the use of our products may be reduced and our sales could suffer.

If we fail to accurately forecast component and material requirements for our manufacturing facilities, we could incur additional costs or experience manufacturing delays.

        We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. Lead times for components and materials that we order vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. For substantial increases in production levels, some suppliers may need six months or more lead time. As a result, we may be required to make financial commitments in the form of purchase commitments. We lack visibility into the finished goods inventories of our customers and the end-users. This lack of visibility impacts our ability to accurately forecast our requirements. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. An additional risk for potential excess inventory results from our volume purchase commitments with certain material suppliers, which can only be reduced in certain circumstances. Additionally, if we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our sales and profitability. We have incurred, and may in the future incur, charges related to excess and obsolete inventory. While these charges may be partially offset by subsequent sales of previously written-down inventory, there can be no assurance that any such sales will be significant. As we broaden our product lines we must purchase a wider variety of components to utilize in our manufacturing processes. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility of customer acceptance and potential competition. Both of these factors will contribute a higher level of inventory risk in our near future.

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

If we are unable to develop and introduce new semiconductors successfully and in a cost-effective and timely manner or to achieve market acceptance of our new semiconductors, our operating results would be adversely affected.

        The future success of our semiconductor business will depend on our ability to develop new semiconductor solutions for existing and new markets, introduce these products in a cost-effective and timely manner and convince leading equipment manufacturers to select these products for design into their own new products. Our quarterly results in the past have been, and are expected in the future to continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new semiconductor devices is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products and lower than anticipated manufacturing yields in the early production of such products. Our ability to develop and deliver new semiconductor products successfully will depend on various factors, including our ability to:

  •
  accurately predict market requirements and evolving industry standards;

  •
  accurately define new products;

  •
  timely complete and introduce new product designs;

  •
  timely qualify and obtain industry interoperability certification of our products and the products of our customers into which our products will be incorporated;

  •
  obtain sufficient foundry capacity;

  •
  achieve high manufacturing yields;

  •
  shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration; and

  •
  gain market acceptance of our products and our customers' products.

        If we are not able to develop and introduce new products successfully and in a cost-effective and timely manner, our business, financial condition and results of operations would be materially and adversely affected.

        Our new semiconductor products generally are incorporated into our customers' products at the design stage. We often incur significant expenditures on the development of a new product without any assurance that an equipment manufacturer will select our product for design into its own product. The value of our semiconductors largely depends on the commercial success of our customers' products and on the extent to which those products accommodate components manufactured by our competitors. We cannot assure you that we will continue to achieve design wins or that equipment that incorporates our products will ever be commercially successful.

The amount and timing of revenue from newly designed semiconductors is often uncertain.

        We have announced a significant number of new semiconductor products and design wins for new and existing semiconductors. Achieving a design win with a customer does not create a binding commitment from that customer to purchase our products. Rather, a design win is solely an expression of interest by potential customers in purchasing our products and is not supported by binding commitments of any nature. Accordingly, a customer may choose at any time to discontinue using our products in their designs or product development efforts. Even if our products are chosen to be incorporated in our customer's products, we still may not realize significant revenues from that customer if their products are not commercially successful. A design win may not generate revenue if the customer's product is rejected by their end market. Typically, most new products or design wins have very little impact on near-term revenue. It may take well over a year before a new product or design win generates meaningful revenue.

        Once a manufacturer of communications equipment has designed a supplier's semiconductor into its products, the manufacturer may be reluctant to change its source of semiconductors due to the significant costs associated with qualifying a new supplier and potentially redesigning its product. Accordingly, our failure to achieve design wins with equipment manufacturers, which have chosen a competitor's semiconductor, could create barriers to future sales opportunities with these manufacturers.

Our semiconductor products typically have lengthy sales cycles and we may ultimately be unable to recover our investment in new products.

        After we have developed and delivered a semiconductor product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customer may need three to six months or longer to test, evaluate and adopt our semiconductors and an additional three to nine months or more to begin volume production of equipment that incorporates our semiconductors. Moreover, in light of the recent significant economic slow down in the telecommunications sector, it may take significantly longer than three to nine months before customers commence volume production of equipment incorporating some of our semiconductors. Due to this lengthy sales cycle, we may experience significant delays from the time we increase our expenses for research and development and sales and marketing efforts and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our semiconductors to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. In addition, our business, financial condition and results of operations could be materially and adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products.

        The resources devoted to product research and development and sales and marketing may not generate material revenue for us, and from time to time, we may need to write off excess and obsolete inventory. If we incur significant marketing and inventory expenses in the future that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions and we still have higher cost products in inventory, our operating results would be harmed.

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

We have also identified the following additional risks which are described in detail in our Form 10-K for the year ended December 31, 2001:

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

  xiv.
  Our business operations may be effected by any future California utility outages.

  xv.
  Our controlling stockholder has the ability to take action that may adversely affect our business, our stock price and our ability to raise capital.

  xvi.
  There are inherent risks associated with sales to our foreign customers.

  xvii.
  Future sales of our common stock could depress its market price.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

Item 5. OTHER INFORMATION

        On April 12, 2002 the Company dismissed Arthur Andersen LLP as independent public accountant. This event was reported in the Company's report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2002.

        On May 8, 2002 the Company appointed Deloitte & Touche LLP as independent public accountant. This event was reported in the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2002.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Not applicable.

  (b)
  Reports on Form 8-K.

        On March 5, 2002 the Company filed a report on Form 8-K with the Securities and Exchange Commission related to the appointment of Michael R. Farese, Ph.D. as the new Chief Executive Officer, replacing Malcolm J. Caraballo who resigned from the Company.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 15th day of May 2002.

WJ COMMUNICATIONS, INC. (Registrant)
Date	May 15, 2002	By:	/s/ MICHAEL R. FARESE, Ph.D. Michael R. Farese, Ph.D. President and Chief Executive Officer (principal executive officer)
Date	May 15, 2002	By:	/s/ WILLIAM R. SLAKEY William R. Slakey Chief Financial Officer (principal financial officer)

QuickLinks

WJ COMMUNICATIONS, INC. QUARTERLY REPORT ON FORM 10-Q TABLE OF CONTENTS
  PART I—FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands) (Unaudited)
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