Form 10-Q
period 2002-06-30
WJ COMMUNICATIONS INC
filed 2002-08-14
CIK 105006

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [    ].

        As of August 9, 2002 there were 56,529,585 shares outstanding of the registrant's common stock, $0.01 par value.

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

WJ COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Sales:
Fiber optics	$2,742	$2,679	$5,404	$4,866
Wireless	1,960	8,651	8,573	15,081
Semiconductor	4,021	5,392	7,808	12,799

Total sales	8,723	16,722	21,785	32,746
Cost of goods sold	6,874	13,494	16,950	34,287

Gross profit (loss)	1,849	3,228	4,835	(1,541)

Operating expenses:
Research and development	4,657	4,931	9,097	9,761
Selling and administrative	2,596	3,839	6,039	7,355
Amortization of deferred stock compensation (*)	141	198	243	384

Total operating expenses	7,394	8,968	15,379	17,500

Loss from operations	(5,545)	(5,740)	(10,544)	(19,041)
Interest income	336	738	635	2,007
Interest expense	(60)	(35)	(82)	(140)
Other income—net	—	349	—	352
Gain on dispositions of real property	—	—	—	325

Loss from operations before income taxes	(5,269)	(4,688)	(9,991)	(16,497)
Income tax benefit	—	(1,875)	—	(6,599)

Net loss	$(5,269)	$(2,813)	$(9,991)	$(9,898)

Basic and diluted net loss per share	$(0.09)	$(0.05)	$(0.18)	$(0.18)

Basic and diluted average shares	56,292	55,586	56,174	55,442

(*) Amortization of deferred stock compensation is excluded from the following expenses:
Cost of goods sold	$3	$25	$14	$35
Research and development	4	36	33	72
Selling and administrative	134	137	196	277

	$141	$198	$243	$384

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net loss	$(5,269)	$(2,813)	$(9,991)	$(9,898)

Other comprehensive loss:
Unrealized holding gains (losses) on securities arising during period	10	(18)	(13)	(20)
Less: reclassification adjustment for gains (losses) included in net loss	4	(7)	(5)	(8)

Net unrealized holding gains (losses) on securities	6	(11)	(8)	(12)

Comprehensive loss	$(5,263)	$(2,824)	$(9,999)	$(9,910)

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$44,078	$25,216
Short-term investments	24,327	30,457
Receivables, net	5,048	11,748
Inventories	6,044	10,258
Deferred income taxes	6,049	14,202
Other	1,626	2,701

Total current assets	87,172	94,582
PROPERTY, PLANT AND EQUIPMENT, net	30,550	32,214
OTHER ASSETS	307	220

	$118,029	$127,016

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,565	$3,849
Accrued liabilities	5,480	5,911

Total current liabilities	10,045	9,760
Restructuring accrual	5,885	6,338
Other long-term obligations	11,423	11,196

Total liabilities	27,353	27,294
STOCKHOLDERS' EQUITY:
Common stock	565	560
Additional paid-in capital	179,657	178,241
Retained deficit	(88,364)	(78,373)
Deferred stock compensation	(1,170)	(702)
Other comprehensive loss	(12)	(4)

Total stockholders' equity	90,676	99,722

	$118,029	$127,016

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2002	July 1, 2001
OPERATING ACTIVITIES:
Net loss	$(9,991)	$(9,898)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	3,018	2,707
Amortization of deferred financing costs	12	13
Net gain (loss) on disposal of property, plant and equipment	205	(395)
Deferred income taxes	8,158	(6,192)
Amortization of deferred stock compensation	243	384
Reduction in allowance for doubtful accounts	(78)	(500)
Write-offs of uncollectible accounts to allowance	(362)	(178)
Net changes in:
Receivables	7,140	13,306
Inventories	4,215	(384)
Other assets	744	1,341
Accruals, payables and income taxes	60	(20,084)

Net cash provided (used) by operating activities	13,364	(19,880)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,607)	(9,126)
Purchase of short-term investments	(24,913)	(35,933)
Proceeds from sale of short-term investments	31,270	45,424
Proceeds on real property sales and asset retirements	50	504

Net cash provided by investing activities	4,800	869

FINANCING ACTIVITIES:
Payments on long-term borrowings and financing costs	(12)	(43)
Net proceeds from issuances of common stock	710	904

Net cash provided by financing activities	698	861

Net increase (decrease) in cash and equivalents	18,862	(18,150)
Cash and equivalents at beginning of period	25,216	48,970

Cash and equivalents at end of period	$44,078	$30,820

Other cash flow information:
Income taxes paid (refunded), net	$(8,158)	$9,667
Interest paid	71	208

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

        The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of WJ Communications, Inc. (the "Company") for the fiscal year ended December 31, 2001, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.

        The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. ORGANIZATION AND OPERATIONS OF THE COMPANY

        WJ Communications, Inc. (formerly Watkins-Johnson Company, the "Company") was founded in 1957 in Palo Alto, California. The Company was originally incorporated in California and reincorporated in Delaware in August 2000. For more than 30 years, the Company developed and manufactured microwave devices for government electronics and space communications systems used for intelligence gathering and communication. In 1996, the Company began to develop commercial applications for its military technologies. The Company's continuing operations design, develop and manufacture innovative, high quality Radio Frequency ("RF") semiconductors and broadband communications products that enable voice, data and image transport over wireless, fiber optic and broadband cable communications networks around the world. The Company's products are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which address the radio frequency challenges faced by both current and next generation wireless and broadband communications networks. The Company's products are used in the network infrastructure supporting and facilitating mobile communications, broadband high speed data transmission and enhanced voice services. The Company previously operated through other segments and has treated its former Government Electronics, Semiconductor Equipment and Telecommunication segments as discontinued operations. All segments classified as discontinued operations were divested by March 31, 2000.

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

        INVENTORIES—Inventories are stated at the lower of cost, using average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Provisions, when required, are made to write-down excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. Inventories, net of write-downs for excess and obsolete amounts and loss contracts, at June 30, 2002 and December 31, 2001 consisted of the following (in thousands):

	June 30, 2002	December 31, 2001
Finished goods	$2,090	$3,665
Work in progress	1,651	595
Raw materials and parts	2,303	5,998

	$6,044	$10,258

        PROPERTY, PLANT AND EQUIPMENT—Property, plant and equipment are stated at cost. Provision for depreciation and amortization is primarily based on the straight-line method over the assets' estimated useful lives ranging from four to ten years. Costs incurred to maintain property, plant and equipment that do not increase the useful life of the underlying asset are expensed as incurred.

        IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with Statement of Financial Accounting Standards ("SFAS") No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors we consider that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected, future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; or significant technological changes, which would render equipment and manufacturing processes obsolete. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Through June 30, 2002, we have not experienced any such impairments.

        REVENUE RECOGNITION—Revenues from product sales are recognized when all of the following conditions are met: the product has been shipped, the Company has the right to invoice the customer at a fixed price, the collection of the receivable is probable and there are no significant obligations remaining. Generally, title passes upon shipment of the Company's products. Certain contracts are under a consignment arrangement under which title to our products does not pass until the customer utilizes these products in its production processes. Consequently, revenue is recognized on these contracts only when these customers notify the Company of product consumption. In addition to internal sales efforts, we use distributors to sell semiconductor products. Revenues from these distributors are recognized upon shipment based on the following factors: the sales price is fixed or determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributors have separate economic substance, the Company has no obligation with respect to the resale of the distributors' inventory, and the Company believes it can reasonably estimate the potential returns from its distributors based on their history and its visibility in the distributors' success with its products and into the market place in general. During the quarter ending July 1, 2001, the Company began using two distributors for sales of certain fixed wireless products. Lacking history with these new distributors, the Company recorded revenue on these fixed wireless products at the time of the distributors' sale to the ultimate end customer. During the quarter ending March 31, 2002, the Company terminated its agreement with these two distributors as part of its exit from the fixed wireless CPE market.

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

        FISCAL YEAR—The Company's fiscal year consists of 52 or 53 weeks ending on December 31st of each year. The three months ended June 30, 2002 and July 1, 2001 each included 13 weeks. The six months ended June 30, 2002 and July 1, 2001 each included 26 weeks.

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

        In July, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

4. LOSS PER SHARE CALCULATION

        Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods. The net loss per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net loss	$(5,269)	$(2,813)	$(9,991)	$(9,898)

Denominator for basic net loss per share:
Weighted average shares outstanding	56,567	55,586	56,364	55,442
Less weighted average shares subject to repurchase	(275)	—	(190)	—

Weighted average shares outstanding	56,292	55,586	56,174	55,442
Denominator for diluted net loss per share:
Weighted average shares outstanding	56,292	55,586	56,174	55,442
Effect of dilutive stock options	—	—	—	—

Diluted weighted average common shares	56,292	55,586	56,174	55,442

Basic and diluted loss per share	$(0.09)	$(0.05)	$(0.18)	$(0.18)

        For the three months and six months ended June 30, 2002, the incremental shares from the assumed exercise of 4,710,269 and 6,453,478 stock options, respectively, and 15,442 shares related to contributions under the Employee Stock Purchase Plan for pending purchases, respectively, were not included in computing the diluted per share amounts because the effect of such assumed conversion would be anti-dilutive. For the three months and six months ended July 1, 2001, the incremental shares from the assumed exercise of 6,888,424 and 7,218,366 stock options, respectively, were not included in computing the diluted per share amounts because the effect of such assumed conversion would be anti-dilutive.

5. DEFERRED STOCK COMPENSATION

        In conjunction with the issuance of certain stock options in 2000, 14,277,795 options were granted at an average exercise price of $1.37 per share which was equal to the weighted average fair value of common stock of $1.37 per share at the date of grant. This fair value was determined by using the same fair value used in the recapitalization merger transaction which was completed in January 2000. Additionally, the Company granted 791,000 options where the weighted average exercise price of $5.31 per share was less than the deemed weighted average fair value of common stock of $10.08 per share. The Company also sold 81,000 shares of common stock where the weighted average sales price of $3.82 per common share was less than the deemed weighted average fair value of common stock of $9.51 per share. In February, 2002 the Company granted 300,000 shares of restricted common stock for a purchase price of $0.01 per share which was less than the fair value of common stock of $2.90. The Company has recorded deferred stock compensation in the aggregate amount of $3,048,000, net of forfeitures, representing the differential between the deemed fair value of the Company's common stock and the exercise price at the date of grant for options or date of sale for stock purchases.

        The Company is amortizing this amount using the straight line method over the vesting period of the options granted. The Company recorded $141,000 and $243,000 of deferred stock compensation expense for the three months and six months ended June 30, 2002, respectively, in the accompanying financial statements. Subsequent to the Company's IPO, the fair market value of the stock for purposes of issuing common stock options is based upon the market price of the Company's stock on the date of grant. The Company's stock option plans ("Plans") provide that options granted under the Plans will have a term of no more than 10 years. Options granted under the Plans have vesting periods ranging from immediate to 9 years. The provisions of the Plans provide that under certain circumstances, such as a change in control, the achievement of certain performance objectives, or certain liquidity events, the outstanding option may be subject to accelerated vesting.

6. DEBT

        In December of 2000, the Company entered into a $25.0 million revolving credit facility ("Revolving Facility") with a bank. The Revolving Facility matures on December 31, 2003 and contains a $15.0 million sub-limit to support letters of credit. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at the Company's option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires that the Company maintain certain financial ratios and contains limitations on, among other things, the Company's ability to incur indebtedness, pay dividends and make acquisitions without the bank's permission. The Company was in compliance with these covenants as of June 30, 2002. The Revolving Facility is secured by substantially all of the Company's assets. As of June 30, 2002, there were no outstanding borrowings under the Revolving Facility.

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

        In determining this estimate, the Company has made certain assumptions with regards to its ability to sub-lease the space and has reflected offsetting assumed sub-lease income in line with the Company's best estimate of current market conditions. The Company has signed three tenants to cover approximately 76% of the excess leased space. Any sub-lease tenants are subject to the landlord's consent.

        The following table summarizes restructuring accrual activity recorded during the first half of 2002 (in thousands):

Lease Loss
Accrual balance as of December 31, 2001	$6,831
Cash charges	(568)
Non-cash charges	(16)

Accrual balance as of June 30, 2002	$6,247

        Of the balance in accrued liabilities as of June 30, 2002, the Company expects approximately $361,000 of the lease loss to be paid out over the next twelve months, and is therefore recorded in current liabilities and the remaining $5.9 million to be paid out over the remaining life of the lease of approximately nine years.

8. SUBSEQUENT EVENTS

        In July 2002, the Company announced a restructuring program which will consist of the write-down of assets related to certain products in the Company's sub-assembly and fiber optics businesses, a lease abandonment charge related to excess facilities and a charge related to severance costs. As a part of its restructuring program, the Company will reduce its existing workforce by approximately 20%. These actions will result in additional restructuring charges during the third quarter of 2002.

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

OVERVIEW

        We design, develop and manufacture innovative, high quality broadband communications products that enable voice, data and image transport over wireless, fiber optic and broadband cable communications networks around the world. Our products are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which address the Radio Frequency challenges of both current and next generation wireless and broadband communications networks. These products are used in the network infrastructure supporting and facilitating mobile communications, broadband high-speed data transmission and enhanced voice services. We believe our core expertise in gallium arsenide semiconductor and thin-film technology, coupled with our exceptional RF design, integration, and manufacturing capabilities, are critical to our long-term success.

        When we began our operations in the broadband commercial communications market, we initially benefited from significant increases in spending on capital equipment by communications service providers. However, during 2001 and throughout the first half of 2002, the demand for telecom equipment has been very soft. This weakness in demand is currently projected to continue throughout the remainder of 2002 and potentially beyond based on customer forecasts for the purchase of our products. The primary reason for these delays and reductions in their recent and forecasted demand is an overall slow down in capital spending by communication service providers. We believe that this slow down relates to two primary causes. First, our customers have indicated that there has been a significant build up of their inventory as well as a significant build up of uninstalled equipment at communication service providers. We believe that numerous service providers have reduced their capital expenditures until they have installed their excess inventory of equipment, which they have already purchased, and begin generating revenue from this uninstalled equipment. In addition, based on the slow down in capital expenditures, our customers are attempting to reduce their inventory levels. Secondly, we believe that numerous early stage communication service providers, who have previously been able to access the capital markets, are having difficulties in finding new sources of capital and in certain instances these companies have filed for bankruptcy. In addition, several of the more established service providers financed the build out of their networks with debt. Many of these service providers have shifted their focus to debt reduction and profitability enhancement. As a result, we believe that these companies have had to greatly reduce their capital expenditures. This reduction in capital expenditures is being accentuated by the general economic slowdown, which is having a negative impact on communication service providers' revenues and profitability.

        On a long-term basis, we believe that the demand for broadband communications equipment and our products will rebound. During the first half of 2002 and throughout 2001, we have introduced several new products which will further position us to benefit from the roll-out of 2.5G and 3G wireless and Cable Access Television ("CATV"). In the first half of 2002, we introduced over twenty-five new RF semiconductor products primarily targeted at wireless infrastructure applications. During 2001, we introduced over twenty new RF semiconductor products. In the first half of 2002, we had over forty new design wins at major Original Equipment Manufacturers ("OEMs") expanding on the over thirty design wins we achieved during 2001. During 2002, we are concentrating our resources on the development of RF semiconductors and expect to maintain our accelerated pace of new product introductions and design wins. While customer interest, new product introductions, accelerating pace of design wins and new orders are encouraging, there is no assurance that they will have a positive impact on our overall sales.

        Our manufacturing operations are highly automated which has required us to make significant investments in equipment and fixed overhead. As a result, the volume of product we produce and sell has a significant impact on our gross profit margin. Until demand increases, the slow down in spending on broadband communications equipment will negatively impact our gross margin. In addition, we typically generate lower gross margin on new product introductions. Over time, we typically become more efficient relative to new products through learning and increased volumes as well as through introducing lower cost elements to the product designs. We expect our new product introductions to continue to be a higher percentage of our sales mix, which will continue to have a temporary negative impact on our gross margin. As we broaden our product lines we must purchase a wider variety of components to utilize in our manufacturing processes. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility and predictability of customer demand and potential competition which will contribute to a higher level of inventory risk in our near future.

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

        We depend on a small number of customers for a majority of our sales. During the three months ended June 30, 2002, we had three customers which each accounted for more than 10% of our sales and in aggregate accounted for 74% of our sales, including sales to their respective manufacturing subcontractors. For the three months ended July 1, 2001, we had four customers which each accounted for more than 10% of our sales and in aggregate accounted for 71% of our sales. During the six months ended June 30, 2002, we had four customers which each accounted for more than 10% of our sales and in aggregate accounted for 74% of our sales, including sales to their respective manufacturing subcontractors. For the six months ended July 1, 2001, we had four customers which each accounted for more than 10% of our sales and in aggregate accounted for 68% of our sales. We have diversified our customer base over the last few years and we have expanded our product offerings. We intend to further diversify our customer base and product offering in the future, however, we anticipate that we will continue to sell a majority of our products to a relatively small group of customers. In addition, most of our sales result from purchase orders or contracts that can be cancelled on short-term notice. Delays in manufacturing or supply procurement or other factors, including general market slow downs, have and could potentially cause cancellation, reduction or delay in orders by or in shipments to a significant customer. During 2001 and throughout the first half of 2002, the demand for telecom equipment has been very soft. This weakness in demand is currently projected to continue throughout the remainder of 2002 and potentially beyond based on customer forecasts for the purchase of our products. If the markets for our products in fiber optic, broadband cable or wireless communications decline, fail to grow, or grow more slowly than we anticipate, the use of our products may be reduced with a significant negative impact on our sales, earnings, inventory valuations and cash flow.

        Revenues from product sales are recognized when all of the following conditions are met: the product has been shipped, we have the right to invoice the customer at a fixed price, the collection of the receivable is probable and there are no significant obligations remaining. Generally, title passes upon shipment of our products. Certain contracts are under a consignment arrangement under which title to our products does not pass until the customer utilizes these products in its production processes. As a consequence, we recognize revenue on these contracts only when the customer notifies us of product consumption. In addition to our internal sales efforts, we use distributors to sell semiconductor products. On June 5, 2002, the Company announced it had entered into a sole distributorship agreement with Richardson Electronics, Ltd. Revenues from distributors are recognized upon shipment based on the following factors: our sales price is fixed and determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributors have separate economic substance, we have no obligation with respect to the resale of the distributors' inventory, and we believe we can reasonably estimate the potential returns from our distributors based on their history and our visibility in the distributors' success with its products and into the market place in general. During the quarter ending July 1, 2001, we began using two distributors for sales of certain fixed wireless products. Lacking history with these new distributors, we recorded revenue on these fixed wireless products at the time of the distributors' sale to the ultimate end customer. During the quarter ending March 31, 2002, we terminated our agreements with these two distributors as part of our exit from the fixed wireless CPE market.

        Based on specific terms of the customer contract or purchase order, we may negotiate a final delivery and settlement in connection with customer order cancellations. Due to the uncertain and lengthy nature of these negotiations, a substantial portion, if not all, of the inventory subject to the cancellation may be written off. In the fourth quarter of 2001, we reached final agreement with one customer and recognized revenue of $3.5 million related to the delivery of specific fixed wireless products that have previously been written off. In the first quarter of 2002, we completed a second fixed wireless contract with one customer resulting in $3.0 million of sales for final product delivery. Substantially all of this inventory had been written off in 2001. In the second quarter of 2002, we completed our largest long-haul fiber optic contract for our OC-192 DRO resulting in $2.7 million of sales. Approximately $2.1 million of the $3.4 million of inventory associated with this transaction had been written off in the first quarter of 2002. The resulting margin was similar to other deliveries of this product. In the future, we anticipate that similar arrangements for final deliveries could be made with other customers upon completion of major contracts, however there can be no assurance that this will occur.

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

        We recognize cost of goods sold upon recognition of revenue. We recognize losses on contracts, including firm purchase order commitments, when identified.

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

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and historic bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences may result in the amount and timing of expenses for any period if management made different judgments or utilized different estimates. Our allowance for doubtful accounts was approximately $958,000 as of June 30, 2002. Approximately 80% of our accounts receivable as of June 30, 2002 was concentrated with our top four customers, each, including their respective manufacturing subcontractors, accounting for more than 10% of our sales, and in aggregate accounting for 74% of our sales.

Write-down of Excess and Obsolete Inventory

        We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Management specifically identifies obsolete products and analyzes historical usage, forecasted production based on demand forecasts, current economic trends and historical write-offs when evaluating the adequacy of the provision for excess and obsolete inventory. Due to rapidly changing customer forecasts and orders, additional write-downs of excess or obsolete inventory, while not currently expected, could be required in the future. In addition, the sale of previously written down inventory could result from significant unforeseen increases in customer demand. Material differences in estimates of excess and obsolete inventory may result in the amount and timing of cost of sales for any period if management made different judgments or utilized different estimates.

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

Restructuring

        In September 2001, we decided not to occupy a new leased facility based on revised anticipated demand for our products and current market conditions. This excess facility, for which we have a ten year commitment, is located adjacent to our current corporate headquarters and was originally developed to house additional administrative and corporate offices to accommodate planned expansion. This decision has resulted in a pre-tax lease loss of $7.2 million, comprised of future lease payments net of anticipated sub-lease income, broker commissions and other facility costs, and a pre-tax asset impairment charge of $2.6 million on tenant improvements deemed no longer realizable. In determining this estimate, we have made certain assumptions with regards to our ability to sub-lease the space and have reflected offsetting assumed sub-lease income in line with our best estimate of current market conditions. Should there be a significant change in those market conditions, the ultimate loss could be higher and such amount could be material. We have signed three tenants to cover approximately 76% of the excess leased space. Any sub-lease tenants are subject to the landlord's consent. As of June 30, 2002, our restructuring accrual was $6.2 million.

Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards ("SFAS") No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors we consider that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected, future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; or significant technological changes, which would render equipment and manufacturing process obsolete. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Through June 30, 2002, we have not experienced any such impairments.

        Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected cash flows and should different conditions prevail, material write downs of our long-lived assets could occur.

CURRENT OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended July 1, 2001

        Sales—We recognized $8.7 million and $16.7 million in sales for the three months ended June 30, 2002 and July 1, 2001, respectively. This $8.0 million or 48% decrease in sales resulted primarily from a decrease in our sale of wireless products. Wireless product sales during the second quarter of 2002 totaled $2.0 million, representing 23% of total sales and a decrease of 77% over the second quarter of 2001 sales of $8.7 million. In the three months ended June 30, 2002, we have experienced a significant decline in our mobile wireless infrastructure product sales and, as forecasted, only generated marginal sales from fixed wireless CPE products. Fiber optic sales stayed flat at $2.7 million and represented 31% of total sales for the second quarter of 2002. Fiber optic sales for the quarter was mainly the result of the completion of our largest long-haul fiber optic contract for our OC-192 DRO. Given the outlook for the long-haul fiber optic market, we are forecasting only minimal revenue from these products in future quarters. RF semiconductor sales during the second quarter of 2002 totaled $4.0 million, representing 46% of total sales and a decrease of 25% over the second quarter of 2001 sales of $5.4 million. Moving forward, we believe that revenues from our RF semiconductor products will increase sequentially, but that this increase will be overshadowed in the near term by the decrease in market demand for our long-haul fiber optics products. Based on customer feedback, we also expect some limited recovery in our sales for our CDMA and TDMA wireless assemblies in the second half of 2002.

        Cost of Goods Sold—Our cost of goods sold for the three months ended June 30, 2002 was $6.9 million, a decrease of $6.6 million or 49% as compared with cost of goods sold of $13.5 million in the three months ended July 1, 2001. As a percentage of sales, our cost of goods sold decreased to 79% of sales in the second quarter of 2002 from 81% in the second quarter of 2001. The decrease in our cost of goods sold as a percentage of sales primarily relates to a shift in our sales mix toward our relatively higher margin semiconductor products partially offset by an increase in our unabsorbed overhead. The three months ended July 1, 2001 also included approximately $275,000 of severance expenses related to manufacturing personnel. In absolute dollars, the decrease in our cost of goods sold reflects the decrease in sales during the second quarter of 2002. We have a significant amount of unabsorbed overhead costs related to the increased manufacturing infrastructure we put in place to support our customers' demand in the second half of 2000. This increased infrastructure includes, among other things, a new manufacturing facility and investments in machinery and equipment. Given the current economic slowdown, increased capacity may not be fully utilized and the ongoing costs thereof will still be incurred until such time as the market demand for our products increases. In addition, we typically generate lower gross margin on new product introductions which we expect to be a higher percentage of our sales mix going forward. Over time, we typically become more efficient relative to new products through learning and increased volumes as well as through introducing lower cost elements to the product designs. New product lines also contain a greater degree of inventory risk due to uncertainty regarding a lack of visibility and predictability of customer demand and potential competition.

        Research and Development—Our research and development expense for the three months ended June 30, 2002 was $4.7 million, a decrease of approximately $274,000 or 6% as compared with research and development expense of $4.9 million in the three months ended July 1, 2001. Research and development efforts in the second quarter of 2001 were attributable to increased spending on the development of fixed wireless broadband CPE, new RF semiconductor and new fiber optic products. During the second quarter of 2002, we continued to concentrate our expenditures on RF semiconductor development projects while significantly reducing or eliminating development efforts on other product lines. As a percentage of sales, research and development expenses increased to 53% of sales in three months ended June 30, 2002 from 29% of sales in the three months ended July 1, 2001. The increase in research and development expense as a percentage of sales primarily relates to our decline in sales. Product research and development is essential to our future success and we expect to continue to make investments in new product development and engineering talent. In particular, we will continue to focus our research efforts and resources on RF semiconductor development.

        Selling and Administrative—Selling and administrative expense for the three months ended June 30, 2002 was $2.6 million or 30% of sales, a decrease of approximately $1.2 million or 32% as compared with selling and administrative expense of $3.8 million or 23% of sales in the three months ended July 1, 2001. The decrease in absolute dollars is primarily related to reduced commission, advertising and promotion expenses, legal expenses and rent expense. The reduced rent expense is related to our decision to abandon our new leased facility in September, 2001 (see note 7 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q). Until that time, the rent expense for that excess office space was included in selling and administrative expense. As a percentage of sales, the increase in selling and administrative expense reflects the decrease in sales during the second quarter of 2002.

        Amortization of Deferred Stock Compensation—Amortization of deferred stock compensation expense in the three months ended June 30, 2002 includes approximately $141,000 related to the sale during the first quarter of 2002 of restricted stock at a price below fair market value and the issuance of stock options during 2000 at prices deemed below fair market value. Amortization of deferred stock compensation expense in the three months ended July 1, 2001 includes approximately $198,000 related to the issuance of stock options during 2000 at prices deemed below fair market value. As of June 30, 2002, the balance of our remaining unamortized deferred stock compensation was $1.2 million to be amortized over the next 36 months.

        Interest Income—Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. Our interest income in the three months ended June 30, 2002 was approximately $336,000, a decrease of approximately $402,000 or 54% as compared with interest income of approximately $738,000 in the three months ended July 1, 2001. This decrease primarily resulted from decreased average amounts of funds available for investment and a decrease in interest rates. To the extent we continue to utilize our cash in the operation of our business, interest income is expected to decrease going forward. Additionally, our interest income will be impacted by changes in the market interest rates of our investments, which are generally lower than they were a year ago.

        Interest Expense—Our interest expense for the three months ended June 30, 2002 was approximately $60,000, an increase of approximately $25,000 or 71% as compared with interest expense of approximately $35,000 for the three months ended July 1, 2001. Interest expense for both periods relates to fees associated with our revolving credit facility and outstanding letters of credit.

        Other Income-Net—The other income realized in the three months ended July 1, 2001 related to a refund of an insurance premium for potential environmental liabilities on our former Scotts Valley facility. In the fourth quarter of 2000, we were informed that our insurance carrier was experiencing financial difficulty and we purchased insurance with a new carrier. We were advised at that time that a refund of our premium from our original carrier was unlikely. During the second quarter of 2001, the original carrier refunded our premium.

        Income Tax Benefit—Beginning in 2002, it was determined that it was not more likely than not that any additional deferred tax assets would be realized through the application of carryforward or carryback claims, thus we will not benefit on-going future net operating losses. Our effective tax rate in the three months ended July 1, 2001 was a tax benefit of 40% approximating our combined federal and state effective tax rates.

Six Months Ended June 30, 2002 Compared to Six Months Ended July 1, 2001

        Sales—Sales for the six months ended June 30, 2002 were $21.8 million, a decrease of $11.0 million, or 33%, from sales of $32.7 million in the six months ended July 1, 2001. This decline in sales resulted primarily from a decline in the sale of our wireless products as well as a decrease in our RF semiconductor sales. Wireless product sales during the first six months of 2002 totaled $8.6 million, representing 39% of total sales and a decrease of 43% over the same period of 2001. Wireless product sales for the first quarter of 2002 included $3.0 million for final product delivery of our last major fixed wireless contract. We do not expect significant revenues from fixed wireless CPE products in future quarters. Semiconductor sales during the six months ended June 30, 2002 totaled $7.8 million, representing 36% of total sales and a decrease of 39% over the six months ended July 1, 2001. Our RF semiconductor sales in the first half of 2001 benefited from carryover demand from the strong Telecommunications market of 2000. Fiber optic sales increased 11% to $5.4 million as we completed our largest long-haul fiber optic contract for our OC-192 DRO in the second quarter of 2002. Fiber optic sales represented 25% of total sales for the six months ended June 30, 2002. Given the outlook for the long-haul fiber optic market, we are forecasting only minimal revenue from these products in future quarters. Moving forward, we believe that revenues from our RF semiconductor products will increase sequentially, but that this increase will be overshadowed in the near term by the decrease in market demand for our long-haul fiber optics products. Based on customer feedback, we also expect some limited recovery in our sales for our CDMA and TDMA wireless assemblies in the second half of 2002.

        Cost of Goods Sold—Our cost of goods sold for the six months ended June 30, 2002 was $17.0 million a decrease of $17.3 million or 51% as compared with cost of goods sold of $34.3 million in the six months ended July 1, 2001. As a percentage of sales, our cost of goods sold decreased to 78% of sales in the six months ended June 30, 2002 from 105% in the same period of 2001. The decrease in our cost of goods sold as a percentage of sales primarily relates to the following costs which were incurred in the first half of 2001: a $6.6 million write-down of excess and obsolete inventory, approximately $393,000 of severance expenses related to manufacturing personnel, and high variable costs on fixed wireless products which were being transitioned into manufacturing. The $6.6 million write-down of excess and obsolete inventory largely related to inventory ordered to build base station products for our largest mobile wireless customer. Inventory levels of this product were purchased based on this customer's forecasted demand which had since been revised downward. In addition, given the overall slowdown in market demand, we made write-downs for other product lines where customer forecasts have significantly declined. During the first half of 2002, our cost of goods sold benefited from the sale of $5.9 million of fixed wireless CPE inventory of which $3.1 million had been previously written off in 2001. Due to rapidly changing customer forecasts and orders, additional write-downs of excess or obsolete inventory, while not currently expected, could be required in the future. In addition, the sale of previously written down inventory could result from significant unforeseen increases in customer demand. In absolute dollars, the decrease in our cost of goods sold reflects the factors noted above as well as our decline in sales during the first half of 2002. We have a significant amount of unabsorbed overhead costs related to the increased manufacturing infrastructure we put in place to support our customers' demand in the second half of 2000. This increased infrastructure includes, among other things, a new manufacturing facility and investments in machinery and equipment. Given the current economic slowdown, increased capacity may not be fully utilized and the ongoing costs thereof will still be incurred until such time as the market demand for our products increases. In addition, we typically generate lower gross margin on new product introductions which we expect to be a higher percentage of our sales mix going forward. Over time, we typically become more efficient relative to new products through learning and increased volumes as well as through introducing lower cost elements to the product designs. New product lines also contain a greater degree of inventory risk due to uncertainty regarding a lack of visibility and predictability of customer demand and potential competition.

        Research and Development—Our research and development expense for the six months ended June 30, 2002 was $9.1 million, a decrease of approximately $664,000 or 7% as compared with research and development expense of $9.8 million in the six months ended July 1, 2001. Research and development efforts in the first half of 2001 were attributable to increased spending on the development of fixed wireless broadband CPE, new RF semiconductor and new fiber optics products. For the first half of 2002, we have greatly increased our expenditure on RF semiconductor development projects while selectively reducing development efforts for fiber optic products and eliminating fixed wireless broadband CPE development. As a percentage of sales, research and development expenses increased to 42% of sales in the six months ended June 30, 2002 from 30% of sales in the six months ended July 1, 2001. The increase in research and development expense as a percentage of sales relates to our decline in sales. Product research and development is essential to our future success and we expect to continue to make investments in new product development and engineering talent. In particular, we will continue to focus our research efforts and resources on RF semiconductor development.

        Selling and Administrative—Selling and administrative expense for the six months ended June 30, 2002 was $6.0 million or 28% of sales, a decrease of approximately $1.3 million or 18% as compared with selling and administrative expense of $7.4 million or 22% of sales for the six months ended July 1, 2001. The decrease in absolute dollars is primarily related to reduced commission, advertising and promotion expenses, legal expenses and rent expense partially offset by an increase of approximately $375,000 in severance expenses. The reduced rent expense is related to our decision to abandon our new leased facility in September 2001 (see note 7 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q). Until that time, the rent expense for that excess office space was included in selling and administrative expense. As a percentage of sales, the increase in selling and administrative expense reflects the decrease in sales during the first half of 2002.

        Amortization of deferred stock compensation—Amortization of deferred stock compensation expense in the six months ended June 30, 2002 includes approximately $243,000 related to the sale during the first quarter of 2002 of restricted stock at a price below fair market value and the issuance of stock options during 2000 at prices deemed below fair market value. Amortization of deferred stock compensation expense in the six months ended July 1, 2001 includes approximately $384,000 related to the issuance of stock options during 2000 at prices deemed below fair market value. As of June 30, 2002, the balance of our remaining unamortized deferred stock compensation was approximately $1.2 million to be amortized over the next 36 months.

        Interest Income—Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. Our interest income in the six months ended June 30, 2002 was approximately $635,000, a decrease of $1.4 million or 68% as compared with interest income of approximately $2.0 million in the six months ended July 1, 2001. This decrease primarily resulted from decreased average amounts of funds available for investment and a decrease in interest rates. To the extent we continue to utilize our cash in the operation of our business, interest income is expect to decrease going forward. Additionally, our interest income will be impacted by changes in the market interest rates of our investments, which are generally lower than they were a year ago.

        Interest Expense—Our interest expense for the six months ended June 30, 2002 was approximately $82,000, a decrease of approximately $58,000 or 41% as compared with interest expense of approximately $140,000 for the six months ended July 1, 2001. Interest expense for both periods relates to fees associated with our revolving credit facility and outstanding letters of credit. The six months ended July 1, 2001 included an additional $75,000 of fees as we transitioned from our former credit facility with CIBC World Markets Corp. to our current credit facility.

        Other Income-Net—The other income realized in the six months ended July 1, 2001 related to a refund of an insurance premium for potential environmental liabilities on our former Scotts Valley facility. In the fourth quarter of 2000, we were informed that our insurance carrier was experiencing financial difficulty and we purchased insurance with a new carrier. We were advised at that time that a refund of our premium from our original carrier was unlikely. During the second quarter of 2001, the original carrier refunded our premium.

        Gain on Dispositions of Real Property—During the six months ended July 1, 2001 we recorded a gain on disposition of real property related to the release of $500,000 of escrow funds related to our sale of leasehold interests in our Palo Alto site during the fourth quarter of 2000. This gain was partially offset by $175,000 of residual expenses from the sale of the property.

        Income Tax Benefit—Beginning in 2002, it was determined that it was not more likely than not that any additional deferred tax assets would be realized through the application of carryforward or carryback claims, thus we will not benefit on-going future net operating losses. Our effective tax rate in the six months ended July 1, 2001 was a tax benefit of 40% approximating our combined federal and state effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

        On June 30, 2002, cash and equivalents and short-term investments totaled $68.4 million, an increase of $12.8 million from the December 31, 2001 balance of $55.7 million.

        In December of 2000, we entered into a $25.0 million revolving credit facility ("Revolving Facility") with a bank. The Revolving Facility matures on December 31, 2003 and contains a $15.0 million sub-limit to support letters of credit. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires that we maintain certain financial ratios and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank's permission. We were in compliance with the covenants as of June 30, 2002. The Revolving Facility is secured by substantially all of our assets. As of June 30, 2002, there were no outstanding borrowings under the Revolving Facility.

        Net Cash Provided (Used) by Operating Activities—Net cash provided (used) by operations was $13.4 million in the six months ended June 30, 2002 and ($19.9) million in the six months ended July 1, 2001 respectively. Net loss in the six months ended June 30, 2002 and July 1, 2001 was comprised of ($10.0) million and ($9.9) million, respectively. Significant items impacting the difference between loss from operations and cash flows from operations in the six months ended June 30, 2002 were $12.1 million provided by working capital and $8.2 million provided by the realization of deferred tax assets. The $12.1 million provided by working capital primarily relates to a $4.2 million decrease in inventories and a $7.1 million decrease in receivables. The $8.2 million provided by the realization of deferred tax assets relates to the receipt of an income tax refund generated by the carryback of our 2001 net operating loss. Significant items impacting the difference between loss from operations and cash flows from operations in six months ended July 1, 2001 were $5.7 million used by working capital and an increase of $6.2 million in deferred income taxes. The $5.7 million used in working capital relates to a $20.3 million decrease in accruals, payables, and income taxes and a $384,000 increase in inventories which were partially offset by a $13.3 million decrease in receivables. The $20.3 million decrease in accruals, payables and income taxes was partially related to a $9.6 million income tax payment generated primarily from the approximately $30.1 million pre-tax gain from the sale of our remaining Palo Alto leasehold interest during our fourth quarter of 2000. The deferred income taxes include an anticipated refund of $4.0 million related to the carryback of our 2001 loss.

        Net Cash Provided By Investing Activities—Net cash provided by investing activities was $4.8 million and $0.9 million in the six months ended June 30, 2002 and July 1, 2001, respectively. In the six months ended June 30, 2002, we realized $31.3 million in proceeds from the sale of short-term investments which was partially offset by $24.9 million used to purchase short-term investments and $1.6 million to invest in property, plant and equipment. In the six months ended July 1, 2001, we realized $45.4 million in proceeds from the sale of short-term investments which was partially offset by $35.9 million used to purchase short-term investments and $9.1 million to invest in property, plant and equipment. During 2002, we expect to invest approximately $3.0 to $5.0 million in capital expenditures of which approximately $1.6 million was purchased in the first half of 2002. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so throughout 2002.

        Net Cash Provided by Financing Activities—Net cash provided by financing activities totaled $698,000 and $861,000 in the six months ended June 30, 2002 and July 1, 2001, respectively. In the first half of 2002, we received net cash of approximately $710,000 from the sale of our common stock to employees through our employee stock purchase and option plans which was partially offset by $12,000 of financing costs associated with our revolving credit facility. In the first half of 2001, we received net cash of approximately $904,000 from the sale of our common stock to employees through our employee option plans which was partially offset by $43,000 of financing costs associated with our revolving credit facility.

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

Expected Maturity Dates	Expected Maturity Amounts (in thousands)	Weighted Average Interest Rate
Cash equivalents:
2002	$43,411	1.83%
Short-term investments:
2002	24,327	2.09%

Fair value at June 30, 2002	$67,738

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

        In the six months ended June 30, 2002, our sales were $21.8 million and we incurred an operating loss of $10.0 million. In addition, our sales for the year ended December 31, 2001 were $62.2 million compared to $115.8 million for 2000. The decrease was due to sharply reduced end-customer demand in many of the communications end-markets which our products address. We incurred a net loss of $21.7 million for the year ended December 31, 2001.

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

If our common stock ceases to be listed for trading on the Nasdaq National Market, it may harm our stock price and make it more difficult for you to sell your shares.

        Our common stock is listed on the Nasdaq National Market and the bid price for our common stock has recently been below $1.00 per share during certain periods. The Nasdaq National Market rules for continued listing require, among other things, that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days. While there are steps the Company can take to address this situation, including a reverse stock split or share repurchase, we cannot assure you that our stock will maintain such minimum bid price requirement or that we will be able to meet or maintain all of the Nasdaq National Market continued listing requirements in the future. If our minimum bid price is below $1.00 for 30 consecutive trading days, under the current Nasdaq National Market rules we will have a period of 90 days to attain compliance by meeting the minimum bid price requirement for 10 consecutive days during the compliance period.

        If our common stock ceases to be listed for trading on the Nasdaq National Market for failure to meet the minimum bid price requirement, we expect that our common stock would be traded on the NASD's Over-the-Counter Bulletin Board because it would not qualify for transfer to Nasdaq's SmallCap Market, which also has a similar $1.00 minimum bid requirement. In addition, our stock could then potentially be subject to the Securities and Exchange Commission's "penny stock" rules, which place additional disclosure requirements on broker-dealers. These additional disclosure requirements may harm your ability to sell your shares if it causes a decline in the ability or willingness of broker-dealers to sell our common stock. We also expect that the level of trading activity of our common stock would decline if it is no longer listed on the Nasdaq National Market. As such, if our common stock ceases to be listed for trading on the Nasdaq National Market it may harm our stock price, increase the volatility of our stock price and make it more difficult for you to sell your shares of our common stock.

We are exposed to the risks associated with the worldwide economic slow down and related uncertainties.

        Slower economic activity, concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications and related industries, and international conflicts and terrorist and military activity have resulted in a downturn in worldwide economic conditions, particularly in the United States. As a result of these unfavorable economic conditions, during 2001 we experienced a significant slow down in customer orders, an increase in the number of cancellations and reschedulings of backlog and higher overhead costs as a percentage of our reduced net sales. Entering the third quarter of 2002, concerns remain regarding the timing, strength and duration of economic recovery in the semiconductor industry and broadband communications and Internet infrastructure markets. In addition, political and social turmoil related to international conflicts and terrorist acts place further pressure on economic conditions in the U.S. and to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations will likely be materially and adversely affected.

Several customers account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a loss of sales.

        We depend on a small number of customers for a majority of our sales. During the six months ended June 30, 2002, we had four customers which each accounted for more than 10% of our sales and in aggregate accounted for 74% of our sales, including sales to their respective manufacturing subcontractors. For the six months ended July 1, 2001, we had four customers which each accounted for more than 10% of our sales and in aggregate accounted for 68% of our sales. Sales to our 10% customers, including sales to their respective manufacturing subcontractors, in aggregate accounted for 71% of our sales for the year ended December 31, 2001 and 72% of our sales for the year ended December 31, 2000. In addition, most of our sales result from purchase orders or from contracts that can be cancelled on short-term notice. We expect that our key customers will continue to account for a substantial portion of our revenue in 2002 and in the foreseeable future. The loss of or a reduction in orders from a significant customer for any reason could cause our sales to decrease.

We depend solely on Richardson Electronics, Ltd. for distribution of our RF semiconductor products.

        On June 5, 2002 we entered into a distribution agreement with Richardson Electronics, Ltd. to act as the sole worldwide distributor of our complete line of RF semiconductor products. We cannot assure you that this expanded relationship will result in an improvement in sales of our semiconductor products. If this sole distributor fails to successfully market and sell our products, our semiconductor sales could materially suffer. Our agreement with this distributor does not require it to purchase our products and is terminable at any time. If this distribution relationship is discontinued, our semiconductor business could be materially harmed.

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

        The companies in our target markets, communications equipment companies and service providers, face an extremely competitive environment. Some of the fiber optic and wireless products we design and sell are customized to work with specific customers' systems. If the companies with whom we establish business relations are not successful in building their systems, promoting their products, including new revenue-generating services, receiving requisite approvals and accomplishing the many other requirements for the success of their businesses, our growth will be limited. Furthermore, our customers may have difficulty obtaining parts from other suppliers causing these customers to cancel or delay orders for our products. In addition, we have limited ability to foresee the competitive success of our customers and to plan accordingly.

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

        During 2001 and throughout the first half of 2002, the demand for telecom equipment has been very soft. This weakness in demand is currently projected to continue throughout the remainder of 2002 and potentially beyond based on customer forecasts for the purchase of our products. If the markets for our products in fiber optic, broadband cable or wireless communications decline, fail to grow, or grow more slowly than we anticipate, the use of our products may be reduced and our sales could suffer.

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

        We typically purchase our components and materials through purchase orders, and we have no guaranteed supply arrangements with any of our suppliers. We currently purchase several key components and materials used in the manufacture of our products from single or limited source suppliers. In the event one of our sole source suppliers is unable or unwilling to sell us material components this could have a significant adverse effect on our operations. Additionally, we may fail to obtain required components in a timely manner in the future. We may also experience difficulty identifying alternative sources of supply for the components used in our products. We would experience delays if we were required to test and evaluate products of potential alternative suppliers. Furthermore, financial or other difficulties faced by our suppliers or significant changes in demand for the components or materials they supply to us could limit the availability of those components or materials to us. In addition, we utilize overseas vendors in our semiconductor business to provide GaAs wafers, fabricate certain products and package the majority of our products. These vendors are located in Singapore, The Philippines, Malaysia, Taiwan and France. Political and economic instability and changes in governmental regulations in these areas as well as the United States could affect the ability of our overseas vendors to supply materials or services. Any interruption or delay in the supply of our required components, materials or services, or our inability to obtain these components, materials or services from alternate sources at acceptable prices and within a reasonable amount of time, could impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

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

        The Annual Meeting of Stockholders of the Company was held on May 22, 2002.

  (a)
  At the Annual Meeting, the Shareholders elected each of the following nominees as directors, each to serve for a one-year term and to hold office until their successors are duly elected and qualified. The vote for each director was as follows:

Nominee	For	Withheld
Michael R. Farese, Ph.D.	48,528,778	818,789
W. Dexter Paine, III	48,387,860	959,707
J. Thomas Bentley	48,552,618	794,949
Saul A. Fox	48,088,994	1,258,573
Jason B. Hurwitz	48,048,244	1,299,323
James R. Kroner	48,048,144	1,299,423
Christopher B. Paisley	48,552,568	794,999
Charles E. Robinson	48,552,568	794,999
Wray T. Thorn	48,387,610	959,957
  (b)
  At the Annual Meeting, the Shareholders adopted to approve the amendment to the 2000 Stock Incentive Plan by the votes indicated:

For	Against	Abstain
46,064,684	3,198,588	84,295

Item 5. OTHER INFORMATION

        Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

        The exhibits listed on the following index to exhibits are files as part of this Form 10-Q.

Exhibit Number	Exhibit Description
99.1	Certification of Michael R. Farese, Ph.D., Principal Executive Officer, Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
99.2	Certification of William R. Slakey, Principal Financial Officer, Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
  (b)
  Reports on Form 8-K.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 14th day of August 2002.

WJ COMMUNICATIONS, INC. (Registrant)
Date	August 14, 2002	By:	/s/ MICHAEL R. FARESE, PH.D. Michael R. Farese, Ph.D. President and Chief Executive Officer (principal executive officer)
Date	August 14, 2002	By:	/s/ WILLIAM R. SLAKEY William R. Slakey Chief Financial Officer (principal financial officer)

QuickLinks

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS
WJ COMMUNICATIONS, INC. QUARTERLY REPORT ON FORM 10-Q THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 TABLE OF CONTENTS
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
RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
  PART II—OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  Item 3. DEFAULTS UPON SENIOR SECURITIES
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 5. OTHER INFORMATION
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES