Form 10-Q
period 2002-09-29
WJ COMMUNICATIONS INC
filed 2002-11-12
CIK 105006

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2002
OR
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

As of November 10, 2002 there were 56,650,187 shares outstanding of the registrant's common stock, $0.01 par value.

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        This quarterly report on Form 10-Q, the Annual Report on Form 10-K, the shareholders' annual report, press releases and certain information provided periodically in writing or orally by the Company's officers, directors or agents contain certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecasted in the forward-looking statements. In addition, the forward-looking events discussed in this quarterly report might not occur. These risks and uncertainties include, among others, those described in the section of this report entitled "Risk Factors that May Affect Future Results." Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission. We assume no obligation to update or revise the forward-looking statements or risks and uncertainties to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

WJ COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 29, 2002
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
Sales:
Fiber optics	$540	$2,406	$5,944	$7,272
Wireless	3,553	10,114	12,126	25,195
Semiconductor	5,157	2,938	12,965	15,737

Total sales	9,250	15,458	31,035	48,204
Cost of goods sold	6,672	12,721	23,621	47,008

Gross profit	2,578	2,737	7,414	1,196

Operating expenses:
Research and development	4,411	3,722	13,508	13,483
Selling and administrative	2,460	3,514	8,500	10,869
Amortization of deferred stock compensation (*)	169	143	412	527
Restructuring charge	22,886	9,797	22,886	9,797

Total operating expenses	29,926	17,176	45,306	34,676

Loss from operations	(27,348)	(14,439)	(37,892)	(33,480)
Interest income	311	587	946	2,594
Interest expense	(27)	(44)	(109)	(185)
Other income—net	16	345	16	697
Gain on dispositions of real property	—	—	—	325

Loss from operations before income taxes	(27,048)	(13,551)	(37,039)	(30,049)
Income tax benefit	—	(4,411)	—	(11,010)

Net loss	$(27,048)	$(9,140)	$(37,039)	$(19,039)

Basic and diluted net loss per share	$(0.48)	$(0.16)	$(0.66)	$(0.34)

Basic and diluted average shares	56,437	55,814	56,262	55,566

(*) Amortization of deferred stock compensation is excluded from the following expenses:
Cost of goods sold	$8	$12	$22	$47
Research and development	21	31	54	103
Selling and administrative	140	100	336	377

	$169	$143	$412	$527

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
Net loss	$(27,048)	$(9,140)	$(37,039)	$(19,039)

Other comprehensive loss:
Unrealized holding gains on securities arising during period	26	46	13	372
Less: reclassification adjustment for gains included in net loss	10	18	5	355

Net unrealized holding gains on securities	16	28	8	17

Comprehensive loss	$(27,032)	$(9,112)	$(37,031)	$(19,022)

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 29, 2002	December 31, 2001
	(Unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$47,545	$25,216
Short-term investments	17,979	30,457
Receivables, net	3,315	11,748
Inventories	4,521	10,258
Deferred income taxes	6,038	14,202
Net assets held for sale	1,948	—
Other	2,317	2,701

Total current assets	83,663	94,582
PROPERTY, PLANT AND EQUIPMENT, net	19,995	32,214
OTHER ASSETS	307	220

	$103,965	$127,016

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,634	$3,849
Accrued liabilities	4,863	5,418
Restructuring accrual	2,716	493

Total current liabilities	10,213	9,760
Restructuring accrual	18,758	6,338
Other long-term obligations	11,169	11,196

Total liabilities	40,140	27,294
STOCKHOLDERS' EQUITY:
Common stock	565	560
Additional paid-in capital	179,729	178,241
Retained deficit	(115,412)	(78,373)
Deferred stock compensation	(1,061)	(702)
Other comprehensive income (loss)	4	(4)

Total stockholders' equity	63,825	99,722

	$103,965	$127,016

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 29, 2002	September 30, 2001
OPERATING ACTIVITIES:
Net loss	$(37,039)	$(19,039)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	4,382	4,106
Amortization of deferred financing costs	15	21
Net (gain)loss on disposal of property, plant and equipment	369	(395)
Deferred income taxes	8,158	(8,029)
Restructuring charge	22,886	9,797
Amortization of deferred stock compensation	412	527
Reduction in allowance for doubtful accounts	(440)	(500)
Write-offs of uncollectible accounts to allowance	(285)	(207)
Net changes in:
Receivables	9,159	14,248
Inventories	5,737	(17)
Other assets	145	(1,313)
Accruals, payables and income taxes	(2,747)	(22,072)

Net cash provided (used) by operating activities	10,752	(22,873)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,777)	(10,294)
Purchase of short-term investments	(34,145)	(53,056)
Proceeds from sale of short-term investments	46,636	66,520
Proceeds on real property sales and asset retirements	152	504

Net cash provided by investing activities	10,866	3,674

FINANCING ACTIVITIES:
Payments on long-term borrowings and financing costs	(12)	(43)
Net proceeds from issuances of common stock	723	1,047

Net cash provided by financing activities	711	1,004

Net increase (decrease) in cash and equivalents	22,329	(18,195)
Cash and equivalents at beginning of period	25,216	48,970

Cash and equivalents at end of period	$47,545	$30,775

Other cash flow information:
Income taxes paid (refunded), net	$(8,154)	$9,819
Interest paid	94	244

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 29, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

        INVENTORIES—Inventories are stated at the lower of cost, using average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Provisions, when required, are made to write-down excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. Inventories, net of write-downs for excess and obsolete amounts and loss contracts, at September 29, 2002 and December 31, 2001 consisted of the following (in thousands):

	September 29, 2002	December 31, 2001
Finished goods	$1,984	$3,665
Work in progress	723	595
Raw materials and parts	1,814	5,998

	$4,521	$10,258

        PROPERTY, PLANT AND EQUIPMENT—Property, plant and equipment are stated at cost. Provision for depreciation and amortization is primarily based on the straight-line method over the assets' estimated useful lives ranging from four to ten years. Costs incurred to maintain property, plant and equipment that do not increase the useful life of the underlying asset are expensed as incurred.

        RECLASSIFICATIONS—Certain amounts for 2001 have been reclassified to conform with 2002 presentation.

        IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with Statement of Financial Accounting Standards ("SFAS") No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors we consider that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected, future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; or significant technological changes, which would render equipment and manufacturing processes obsolete. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In the three months ended September 29, 2002, the Company recorded an asset impairment of $200,000 for assets held and used and $3.9 million for assets held for sale as part of the Company's restructuring charge as detailed in note 7 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

        REVENUE RECOGNITION—Revenues from product sales are recognized when all of the following conditions are met: the product has been shipped, the Company has the right to invoice the customer at a fixed price, the collection of the receivable is probable and there are no significant obligations remaining. Generally, title passes upon shipment of the Company's products. Certain contracts are under a consignment arrangement under which title to our products does not pass until the customer utilizes these products in its production processes. Consequently, revenue is recognized on these contracts only when these customers notify the Company of product consumption. In addition to internal sales efforts, we use a distributor to sell semiconductor products. Revenues from this distributor are recognized upon shipment based on the following factors: the sales price is fixed or determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributor has separate economic substance, the Company has no obligation with respect to the resale of the distributor's inventory, and the Company believes it can reasonably estimate the potential returns from its distributor based on their history and its visibility in the distributor's success with its products and into the market place in general. During the quarter ending July 1, 2001, the Company began using two distributors for sales of certain fixed wireless products. Lacking history with these new distributors, the Company recorded revenue on these fixed wireless products at the time of the distributors' sale to the ultimate end customer. During the quarter ending March 31, 2002, the Company terminated its agreement with these two distributors as part of its exit from the fixed wireless customer premise equipment ("CPE") market.

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

        FISCAL YEAR—The Company's fiscal year consists of 52 or 53 weeks ending on December 31st of each year. The three months ended September 29, 2002 and September 30, 2001 each included 13 weeks. The nine months ended September 29, 2002 and September 30, 2001 each included 39 weeks.

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

        In July 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts to be recognized.

4.    LOSS PER SHARE CALCULATION

        Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods. The net loss per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
Net loss	$(27,048)	$(9,140)	$(37,039)	$(19,039)

Denominator for basic net loss per share:
Weighted average shares outstanding	56,727	55,814	56,485	55,566
Less weighted average shares subject to repurchase	(290)	—	(223)	—

Weighted average shares outstanding	56,437	55,814	56,262	55,566

Denominator for diluted net loss per share:
Weighted average shares outstanding	56,437	55,814	56,262	55,566
Effect of dilutive stock options	—	—	—	—

Diluted weighted average common shares	56,437	55,814	56,262	55,566

Basic and diluted loss per share	$(0.48)	$(0.16)	$(0.66)	$(0.34)

        For the three months and nine months ended September 29, 2002, the incremental shares from the assumed exercise of 67,992 and 4,317,157 stock options, respectively, and 0 and 14,376 shares,

respectively, related to contributions under the Employee Stock Purchase Plan for pending purchases were not included in computing the diluted per share amounts because the effect of such assumed conversion would be anti-dilutive. For the three months and nine months ended September 30, 2001, the incremental shares from the assumed exercise of 9,129,668 and 11,051,033 stock options, respectively, were not included in computing the diluted per share amounts because the effect of such assumed conversion would be anti-dilutive.

5.    DEFERRED STOCK COMPENSATION

        In conjunction with the issuance of certain stock options in 2000, 14,277,795 options were granted at an average exercise price of $1.37 per share which was equal to the weighted average fair value of common stock of $1.37 per share at the date of grant. This fair value was determined by using the same fair value used in the recapitalization merger transaction which was completed in January 2000. Additionally, the Company granted 791,000 options where the weighted average exercise price of $5.31 per share was less than the deemed weighted average fair value of common stock of $10.08 per share. The Company also sold 81,000 shares of common stock where the weighted average sales price of $3.82 per common share was less than the deemed weighted average fair value of common stock of $9.51 per share. In February 2002 the Company granted 300,000 shares of restricted common stock for a purchase price of $0.01 per share which was less than the fair value of common stock of $2.90. In August 2002 the Company granted 100,000 shares of restricted common stock for a purchase price of $0.01 per share which was less than the fair value of common stock of $0.75. The Company has recorded deferred stock compensation in the aggregate amount of $3,108,000, net of forfeitures, representing the differential between the deemed fair value of the Company's common stock and the exercise price at the date of grant for options or date of sale for stock purchases.

        The Company is amortizing this amount using the straight line method over the vesting period of the options and restricted stock granted. The Company recorded $169,000 and $412,000 of deferred stock compensation expense for the three months and nine months ended September 29, 2002,respectively, and $143,000 and $527,000 for the three months and nine months ended September 30, 2001, respectively, in the accompanying financial statements. Subsequent to the Company's IPO, the fair market value of the stock for purposes of issuing common stock options is based upon the market price of the Company's stock on the date of grant. The Company's stock option plans ("Plans") provide that options granted under the Plans will have a term of no more than 10 years. Options granted under the Plans have vesting periods ranging from immediate to 9 years. The provisions of the Plans provide that under certain circumstances, such as a change in control, the achievement of certain performance objectives, or certain liquidity events, the outstanding option may be subject to accelerated vesting.

6.    DEBT

        In December of 2000, the Company entered into a $25.0 million revolving credit facility ("Revolving Facility") with a bank. The Revolving Facility matures on December 31, 2003 and contains a $15.0 million sub-limit to support letters of credit. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at the Company's option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires that the Company maintain certain financial ratios and contains limitations on, among other things, the Company's ability to incur indebtedness, pay dividends and make acquisitions without the bank's permission. The Revolving Facility is secured by substantially all of the Company's assets. As of September 29, 2002, there were no outstanding borrowings under the Revolving Facility.

7.    RESTRUCTURING CHARGE

        As a result of the prolonged downturn in the telecommunications industry and the uncertainty as to when the telecommunications equipment market will recover, in July 2002 the Company announced a workforce reduction and its second restructuring program in the last two years.

        The third quarter of 2002 workforce reduction and restructuring program is comprised of the following:

        Workforce reduction—Approximately 22% of the Company's workforce (approximately 50 employees) was eliminated, which resulted in severance payments of approximately $507,000 for the third quarter ended September 29, 2002.

        Lease Loss—In the third quarter of 2002, the Company decided to abandon a portion of its leased facility based on revised anticipated demand for its products and current market conditions. This excess space, for which the Company has a remaining eight year commitment, is located on the first floor of the Company's current corporate headquarters and originally housed a portion of the Company's optics and integrated assemblies manufacturing operations. This decision has resulted in a lease loss of $10.6 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge of $3.2 million on tenant improvements deemed no longer realizable. In determining this estimate, the Company made certain assumptions with regards to its ability to sublease the space and reflected offsetting assumed sublease income in line with the Company's best estimate of current market conditions.

        Impairment of Long Lived Assets:

          Assets Held for Sale—Due to the prolonged downturn in the telecommunications industry, especially related to the Company's fiber optics products, the Company's management made a decision during the third quarter of 2002 to exit the fiber optics business after current contractual obligations have been satisfied. This decision has resulted in a significant overcapacity of certain manufacturing equipment and the Company has initiated a plan to sell this equipment before the end of the Company's fiscal year. The Company's excess capacity resulted in a total charge of $3.9 million related to these assets. Assets to be held for sale are measured at the lower of carrying amount or fair value less cost to sell. Fair market value was determined by obtaining an independent third party appraisal. Disposal of these assets is expected to occur in the fourth quarter of 2002.

          Assets to be held and used—During the third quarter of 2002, management identified manufacturing equipment exclusively supporting certain in-warranty optics and fixed wireless products as well as manufacturing equipment supporting final orders for certain other optics and fixed wireless products and determined that the estimated future undiscounted cash flows did not support the carrying value of these assets. As such, the carrying value of these assets were written down to the estimated future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of these assets. Fair market value was determined by obtaining an independent third party appraisal. This action resulted in a $200,000 asset impairment charge.

        The third quarter of 2001 restructuring program is comprised of the following:

        Lease Loss and Leasehold Impairment—In September 2001, the Company decided to abandon a leased facility based on revised anticipated demand for its products and current market conditions. This excess facility, for which the Company had a ten year commitment, is located adjacent to the Company's current corporate headquarters and was originally developed to house additional administrative and corporate offices to accommodate planned expansion. This decision resulted in a lease loss of $7.2 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge of $2.6 million on tenant improvements deemed no longer realizable. In determining this estimate, the Company made certain assumptions with regards to its ability to sublease the space and reflected offsetting assumed sublease income in line with the Company's best estimate of current market conditions. As of September 29, 2002, the Company has signed three tenants to cover approximately 76% of the excess leased space. Any sub-lease tenants are subject to the landlord's consent.

        During the third quarter of 2002, based on an overall deteriorating real estate market and difficulties subleasing its available space, the Company has revised its assumptions regarding sublease occupancy rates and market rates downward resulting in an additional lease loss of $4.5 million.

        The following table summarizes restructuring accrual activity recorded during the nine months ended September 29, 2002 and the year of 2001, respectively (in millions):

	Workforce Reduction	Lease Loss	Asset Impairment	Total
2002 restructuring program:
Total charge in the quarter ended September 29, 2002	$0.5	$13.8	$4.1	$18.4
Non-cash charges	—	(2.9)	(4.1)	(7.0)
Cash payments	(0.4)	—	—	(0.4)

Balance at September 29, 2002	$0.1	$10.9	$—	$11.0

2001 restructuring program:
Original charge in the quarter ended September 30, 2001	$—	$9.8	$—	$9.8
Additional charge in the quarter ended September 29, 2002	—	4.5	—	4.5
Non-cash charges	—	(2.6)	—	(2.6)
Cash payments	—	(1.3)	—	(1.3)

Balance at September 29, 2002	$—	$10.4	$—	$10.4

        Of the balance in accrued liabilities as of September 29, 2002, the Company expects approximately $2.6 million of the lease loss and the remaining severance of approximately $100,000 to be paid out over the next twelve months, and is therefore recorded in current liabilities and the remaining $18.8 million to be paid out over the remaining life of the lease of approximately nine years.

8.    OTHER MATTERS

        On September 19, 2002, the Company announced the receipt of a proposal from an affiliate, Fox Paine & Company LLC ("Fox Paine") to acquire all of the shares of company common stock held by unaffiliated stockholders for $1.10 per share in cash (the "Acquisition Proposal"). Fox Paine and its affiliates currently own approximately 66% of the Company's outstanding shares or approximately 37.0 million shares of a total of approximately 56.5 million shares outstanding. The Board of Directors of the Company has formed a special committee composed of two independent directors not affiliated with Fox Paine (the "Special Committee") to review the Acquisition Proposal. The Special Committee has retained its own independent legal and financial advisors to assist in reviewing the Acquisition Proposal. The final terms of an acquisition by Fox Paine, if any, will be based on negotiations between Fox Paine and the Special Committee. The Acquisition Proposal contemplates a cash merger with a Fox Paine affiliate, would not be subject to any financing and is subject to certain customary conditions. There can be no assurance that a definitive agreement relating to the Acquisition Proposal will be reached, or that a transaction will be consummated.

9.    LITIGATION

        On September 19, 2002 a putative class action lawsuit was filed against the Company, Fox Paine & Company, LLC ("Fox Paine") and certain of the Company's current and former directors in connection with Fox Paine's proposal to purchase all of the shares of common stock of the Company not held by Fox Paine and its affiliates (the "Proposed Transaction"). The complaint was filed in the Court of Chancery of the State of Delaware by Solomon Weiss (Civil Action No. 19905-NC) and purports to be a class action on behalf of all of the Company's shareholders (excluding the defendants). The complaint alleges that the defendants have breached their fiduciary and other duties to the Company's public shareholders in connection with the Proposed Transaction and seeks, among other things, to enjoin or rescind the Proposed Transaction, to recover unspecified damages, attorneys and experts fees and costs and to be granted such other relief as may be just and proper. The Company denies the allegations and intends to vigorously defend itself against this action. Since the lawsuit is in the early stages of litigation, it is difficult at this time to evaluate whether the Company will incur any liability or to estimate the damages, or range of damages. While the Company does not expect the ultimate result of this lawsuit to have a material adverse effect on the Company's results of operations, financial position or cash flow, there can be no assurance that this will be the case. The Company maintains a directors and officers liability insurance policy that provides $10 million of coverage with retention of $1 million and excess directors and officers liability reimbursement coverage of $5 million.

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

        When we began our operations in the broadband commercial communications market, we initially benefited from significant increases in spending on capital equipment by communications service providers. However, during 2001 and throughout the first nine months of 2002, the demand for telecommunications equipment has been very soft. This weakness in demand is currently projected to continue throughout the remainder of 2002 and potentially beyond based on customer forecasts for the purchase of our products. The primary reason for this weakness in recent and forecasted demand for these products is an overall slow down in capital spending by communication service providers. We believe that this slow down relates to two primary causes. First, our customers have indicated that there has been a significant build up of their inventory as well as a significant build up of uninstalled equipment at communication service providers. We believe that numerous service providers have reduced their capital expenditures until they have installed their excess inventory of equipment, which they have already purchased, and begin generating revenue from this uninstalled equipment. In addition, based on the slow down in capital expenditures, our customers are attempting to reduce their inventory levels. Secondly, we believe that numerous early stage communication service providers, who have previously been able to access the capital markets, are having difficulties in finding new sources of capital and in certain instances these companies have filed for bankruptcy. In addition, several of the more established service providers financed the build out of their networks with debt. Many of these service providers have shifted their focus to debt reduction and profitability enhancement. As a result, we believe that these companies have had to greatly reduce their capital expenditures. This reduction in capital expenditures is being accentuated by the general economic slowdown, which is having a negative impact on communication service providers' revenues and profitability.

        On a long-term basis, we believe that the demand for broadband communications equipment and our products will rebound. During the first nine months of 2002 and throughout 2001, we have introduced several new products which will further position us to benefit from the roll-out of 2.5G and 3G wireless and Cable Access Television ("CATV"). In the first nine months of 2002, we introduced forty new RF semiconductor products primarily targeted at wireless infrastructure applications. During 2001, we introduced over twenty new RF semiconductor products. In the first nine months of 2002, we had over seventy new design wins at major Original Equipment Manufacturers ("OEMs") expanding on the over thirty design wins we achieved during 2001. During 2002, we are concentrating our resources on the development of RF semiconductors and expect to maintain our accelerated pace of new product introductions and design wins. While customer interest, new product introductions, accelerating pace of design wins and new orders are encouraging, there is no assurance that they will have a positive impact on our overall sales.

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

        Since the beginning of 2001, we have been taking aggressive steps designed to more closely align our production costs with our customers' current forecasted demand for our products. As part of this effort, we reduced our workforce by approximately 48% and reduced non-employee costs including sales and marketing, general and administrative, and overhead expenses. Our cost reduction initiatives have also included temporary shutdowns of our manufacturing facilities and significant reductions in capital spending. We took further action in the third quarter of 2002 by reducing our workforce by an additional 22%, initiating a plan to sell excess manufacturing equipment and by consolidating our manufacturing operations and abandoning our excess leased space under our second restructuring plan (see note 7 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q). While our continuing efforts are expected to further reduce our expense levels, we still have fixed manufacturing cost that these efforts will not impact and our expense reduction initiatives alone will not return us to profitability. We expect that reduced end-customer demand, underutilization of our manufacturing capacity and other factors will continue to adversely affect our operating results in the near term and we anticipate incurring additional losses in 2002 and into 2003. In order to return to profitability, we must achieve substantial revenue growth and we currently face an environment of uncertain demand in the markets our products address. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

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

        We depend on a small number of customers for a majority of our sales. During the three months ended September 29, 2002, we had two customers which each accounted for more than 10% of our sales and in aggregate accounted for 65% of our sales, including sales to their respective manufacturing subcontractors. For the three months ended September 30, 2001, we had three customers which each accounted for more than 10% of our sales and in aggregate accounted for 75% of our sales. During the nine months ended September 29, 2002, we had three customers which each accounted for more than 10% of our sales and in aggregate accounted for 63% of our sales, including sales to their respective manufacturing subcontractors. For the nine months ended September 30, 2001, we had four customers which each accounted for more than 10% of our sales and in aggregate accounted for 70% of our sales. We have diversified our customer base over the last few years and we have expanded our product offerings. We intend to further diversify our customer base and product offerings in the future, however, we anticipate that we will continue to sell a majority of our products to a relatively small group of customers. In addition, most of our sales result from purchase orders or contracts that can be cancelled on short-term notice. Delays in manufacturing or supply procurement or other factors, including general market slow downs, have and could potentially cause cancellation, reduction or delay in orders by or in shipments to a significant customer. During 2001 and throughout the first nine months of 2002, the demand for telecom equipment has been very soft. This weakness in demand is currently projected to continue throughout the fourth quarter of 2002 and potentially beyond based on customer forecasts for the purchase of our products. If the markets for our products in fiber optic, broadband cable or wireless communications decline, fail to grow, or grow more slowly than we anticipate, the use of our products may be reduced with a significant negative impact on our sales, earnings, inventory valuations and cash flow.

        Revenues from product sales are recognized when all of the following conditions are met: the product has been shipped, we have the right to invoice the customer at a fixed price, the collection of the receivable is probable and there are no significant obligations remaining. Generally, title passes upon shipment of our products. Certain contracts are under a consignment arrangement under which title to our products does not pass until the customer utilizes these products in its production processes. As a consequence, we recognize revenue on these contracts only when the customer notifies us of product consumption. In addition to our internal sales efforts, we use a distributor to sell semiconductor products. On June 5, 2002, the Company announced it had entered into a sole distributorship agreement with Richardson Electronics, Ltd. Revenues from this distributor are recognized upon shipment based on the following factors: our sales price is fixed and determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributor has separate economic substance, we have no obligation with respect to the resale of the distributor's inventory, and we believe we can reasonably estimate the potential returns from our distributor based on their history and our visibility in the distributor's success with its products and into the market place in general. During the quarter ending July 1, 2001, we began using two distributors for sales of certain fixed wireless products. Lacking history with these new distributors, we recorded revenue on these fixed wireless products at the time of the distributors' sale to the ultimate end customer. During the quarter ending March 31, 2002, we terminated our agreements with these two distributors as part of our exit from the fixed wireless CPE market.

        Based on specific terms of the customer contract or purchase order, we may negotiate a final delivery and settlement in connection with customer order cancellations. Due to the uncertain and lengthy nature of these negotiations, a substantial portion, if not all, of the inventory subject to the cancellation may be written off. In the fourth quarter of 2001, we reached final agreement with one customer and recognized revenue of $3.5 million related to the delivery of specific fixed wireless products that have previously been written off. In the first quarter of 2002, we completed a second fixed wireless contract with one customer resulting in $3.0 million of sales for final product delivery. Substantially all of this inventory had been written off in 2001. In the second quarter of 2002, we completed our largest long-haul fiber optic contract for our OC-192 dielectric resonator oscillator ("DRO") resulting in $2.7 million of sales. Approximately $2.1 million of the $3.4 million of inventory associated with this transaction had been written off in the first quarter of 2002. The resulting margin was similar to other deliveries of this product. In the future, we anticipate that similar arrangements for final deliveries could be made with other customers upon completion of major contracts, however there can be no assurance that this will occur.

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

Selling and Administrative

        Selling and administrative expense consists primarily of wages, travel and facility costs incurred by, and other expenses allocated to, our selling and administrative departments. Selling and administrative expense also includes manufacturer representatives and distributor sales commissions, trade show and advertising expenses and fees and expenses of legal, accounting, and other professional consultants.

Amortization of Deferred Stock Compensation

        We have recorded deferred stock compensation representing the differential between the deemed fair value of our common stock and the exercise price at the date of grant for options and restricted stock. We are amortizing this amount using the straight line method over the vesting period of the equity instruments granted.

Restructuring Charge

        Our 2001 restructuring charge reflects our decision to abandon a leased facility based on revised anticipated demand for our products and current market conditions. It is comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge on tenant improvements. In determining this estimate, we have made certain assumptions with regards to our ability to sub-lease the space and have reflected off-setting assumed sub-lease income in line with our best estimate based on the current market conditions. Our 2002 restructuring charge reflects further consolidation and abandonment of leased space and associated impairment of tenant improvements, severance costs, an asset impairment charge and the initiation of a program to sell excess manufacturing equipment resulting from the prolonged downturn in the telecommunications industry, especially related to our fiber optics products. The 2002 restructuring charge also includes an additional charge for the leased facility we abandoned in 2001 based on our downward revised assumptions regarding sublease occupancy rates and market rates due to an overall deteriorating real estate market and difficulties encountered in subleasing the available space.

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

Revenue Recognition

        We recognize revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Revenues from our distributor are recognized upon shipment based on the following factors: our sales price is fixed and determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributor has separate economic substance, we have no obligation with respect to the resale of the distributor's inventory, and we believe we can reasonably estimate the potential returns from our distributor based on their history and our visibility in the distributor's success with its products and into the market place in general. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. In addition, failure to obtain anticipated orders or delays or cancellations of orders or significant pressure to reduce prices from key customers could have a material adverse effect on our revenue.

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and historic bad debts, changes in customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences may result in the amount and timing of expenses for any period if management made different judgments or utilized different estimates. Our allowance for doubtful accounts was approximately $672,000 as of September 29, 2002. Approximately 64% of our accounts receivable as of September 29, 2002 was concentrated with our top three customers, each, including their respective manufacturing subcontractors, accounting for more than 10% of our sales, and in aggregate accounting for 63% of our sales in the first nine months of 2002.

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

Restructuring

        In the quarter ended September 30, 2001, we decided not to occupy a new leased facility based on revised anticipated demand for our products and current market conditions. This excess facility, for which we had a ten year commitment, is located adjacent to our current corporate headquarters and was originally developed to house additional administrative and corporate offices to accommodate planned expansion. This decision resulted in a lease loss of $7.2 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge of $2.6 million on tenant improvements deemed no longer realizable. In determining this estimate, we made certain assumptions with regards to our ability to sublease the space and reflected offsetting assumed sublease income in line with our best estimate of current market conditions. We have signed three tenants to cover approximately 76% of the excess leased space. Any sublease tenants are subject to the landlord's consent. During the quarter ended September 29, 2002, based on an overall deteriorating real estate market and difficulties subleasing our available space, we revised our assumptions regarding sublease occupancy rates and market rates downward resulting in an additional lease loss of $4.5 million. Also in the quarter ended September 29, 2002, we decided to abandon a portion of another leased facility based on revised anticipated demand for our products and current market conditions. This excess space, for which we have a remaining eight year commitment, is located on the first floor of our current corporate headquarters and originally housed a portion of our optics and integrated assemblies manufacturing operations. This decision has resulted in a lease loss of $10.6 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge of $3.2 million on tenant improvements deemed no longer realizable. In determining this estimate, we made certain assumptions with regards to our ability to sublease the space and reflected offsetting assumed sublease income in line with the our best estimate of current market conditions. Should there be a further significant change in market conditions, the ultimate losses on these could be higher and such amount could be material. As of September 29, 2002, our restructuring accrual was $21.5 million (see note 7 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q).

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

significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; or significant technological changes, which would render equipment and manufacturing process obsolete. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the quarter ended September 29, 2002, the Company recognized an asset impairment of $200,000 for assets held and used and $3.9 million for assets held for sale which are included in the condensed consolidated statements of operations under "Restructuring Charge" (see note 7 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further discussion of our impaired long-lived assets).

        Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected cash flows and should different conditions prevail, material write downs of our long-lived assets could occur.

Recent Developments

        On October 2, 2002, the Company sold its cellular and PCS repeater business to Andrew Corporation as part of the Company's ongoing efforts to become a pure RF semiconductor company. The effect of this divestiture on the Company's business and financial position is not material.

CURRENT OPERATIONS

Three Months Ended September 29, 2002 Compared to Three Months Ended September 30, 2001

        Sales—We recognized $9.3 million and $15.5 million in sales for the three months ended September 29, 2002 and September 30, 2001, respectively. This $6.2 million or 40% decrease in sales resulted primarily from a decrease in our sale of wireless products partially offset by the increase in sales of our RF semiconductor products. Wireless product sales during the third quarter of 2002 totaled $3.6 million, representing 38% of total sales and a decrease of 65% over the third quarter of 2001 sales of $10.1 million. In the three months ended September 29, 2002, we experienced a limited recovery in our mobile wireless infrastructure product sales over the $2.0 million recognized in the second quarter of 2002. As forecasted, we only generated marginal sales from fixed wireless CPE products. RF semiconductor sales during the third quarter of 2002 totaled $5.2 million, representing 56% of total sales and an increase of 76% over the third quarter of 2001 sales of $2.9 million. RF semiconductor sales increased sequentially for the third consecutive quarter as we began to generate revenue from new products introduced during the first nine months of 2002. Fiber optic sales decreased to approximately $540,000 and represented 6% of total sales for the third quarter of 2002. We completed our largest long-haul fiber optic contract for our OC-192 DRO during the second quarter of 2002 and, given the outlook for the long-haul fiber optic market, we are forecasting only minimal revenue from these products in future quarters. Moving forward, we believe that revenues from our RF semiconductor products will continue to increase sequentially, but that increase will be offset by declining sales from our code division multiple access ("CDMA") and time division multiple access ("TDMA") wireless assemblies and fiber optics products.

        Cost of Goods Sold—Our cost of goods sold for the three months ended September 29, 2002 was $6.7 million, a decrease of $6.0 million or 48% as compared with cost of goods sold of $12.7 million in the three months ended September 30, 2001. As a percentage of sales, our cost of goods sold decreased to 72% of sales in the third quarter of 2002 from 82% in the third quarter of 2001. The decrease in our cost of goods sold as a percentage of sales primarily relates to a shift in our sales mix toward our relatively higher margin semiconductor. In absolute dollars, the decrease in our cost of goods sold primarily reflects the decrease in sales during the third quarter of 2002. We have a significant amount of unabsorbed overhead costs related to the increased manufacturing infrastructure we put in place to support our customers' demand in the second half of 2000. This increased infrastructure includes, among other things, a new manufacturing facility and investments in equipment. Our 2002 restructuring program will mitigate our unabsorbed overhead through the write down of excess facilities and equipment, but we will still have fixed manufacturing cost that these efforts will not impact. Given the current economic slowdown, increased capacity may not be fully utilized and the ongoing costs thereof will still be incurred until such time as the market demand for our products increases. In addition, we typically generate lower gross margin on new product introductions which we expect to be a higher percentage of our sales mix going forward. Over time, we typically become more efficient relative to new products through learning and increased volumes as well as through introducing lower cost elements to the product designs. New product lines also contain a greater degree of inventory risk due to uncertainty regarding a lack of visibility and predictability of customer demand and potential competition.

        Research and Development—Our research and development expense for the three months ended September 29, 2002 was $4.4 million, an increase of approximately $689,000 or 19% as compared with research and development expense of $3.7 million in the three months ended September 30, 2001. During the third quarter of 2002, we continued to concentrate our expenditures on RF semiconductor development projects while significantly reducing or eliminating development efforts on other product lines. Research and development efforts in the third quarter of 2001 were attributable to increased spending on the development of fixed wireless broadband CPE, new RF semiconductor and new fiber optic products. As a percentage of sales, research and development expenses increased to 48% of sales in three months ended September 29, 2002 from 24% of sales in the three months ended September 30, 2001. The increase in research and development expense as a percentage of sales primarily relates to our decline in sales. Product research and development is essential to our future success and we expect to continue to make investments in new product development and engineering talent. In particular, we will continue to focus our research efforts and resources on RF semiconductor development.

        Selling and Administrative—Selling and administrative expense for the three months ended September 29, 2002 was $2.5 million or 27% of sales, a decrease of approximately $1.1 million or 30% as compared with selling and administrative expense of $3.5 million or 23% of sales in the three months ended September 30, 2001. The decrease in absolute dollars is primarily related to reduced commission, advertising and promotion expenses, legal expenses and rent expense. The reduced rent expense is related to our decision to abandon our new leased facility in September, 2001 (see note 7 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q). Until that time, the rent expense for that excess office space was included in selling and administrative expense. As a percentage of sales, the increase in selling and administrative expense reflects the decrease in sales during the third quarter of 2002.

        Amortization of Deferred Stock Compensation—Amortization of deferred stock compensation expense in the three months ended September 29, 2002 includes approximately $169,000 related to the granting of restricted stock during 2002 at a price below fair market value and the issuance of stock options during 2000 at prices deemed below fair market value. Amortization of deferred stock compensation expense in the three months ended September 30, 2001 includes approximately $143,000 related to the issuance of stock options during 2000 at prices deemed below fair market value. As of September 30, 2002, the balance of our remaining unamortized deferred stock compensation was $1.1 million to be amortized over the next 33 months.

        Restructuring charge—For the three months ended September 29, 2002, we have recorded a restructuring charge of $22.9 million reflecting consolidation and abandonment of leased space and associated impairment of tenant improvements, severance costs, an asset impairment charge and the initiation of a program to sell excess manufacturing equipment resulting from the prolonged downturn in the telecommunications industry, especially related to our fiber optics products. In the third quarter of 2002, we decided to abandon a portion of our leased facility based on revised anticipated demand for our products and current market conditions. This excess space, for which we have a remaining eight year commitment, is located on the first floor of our current corporate headquarters and originally housed a portion of our optics and integrated assemblies manufacturing operations. This decision has resulted in a lease loss of $10.6 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge of $3.2 million on tenant improvements deemed no longer realizable. In determining this estimate, we made certain assumptions with regards to our ability to sublease the space and reflected offsetting assumed sublease income in line with our best estimate of current market conditions.

        In addition, our management made a decision during the third quarter of 2002 to exit the fiber optics business after current contractual obligations have been satisfied. This decision has resulted in a significant overcapacity of certain manufacturing equipment and we have initiated a plan to sell this equipment before the end of our fiscal year. Our excess manufacturing equipment resulted in a total charge of $3.9 million. Assets to be held for sale are measured at the lower of carrying amount or fair value less cost to sell. Fair market value was determined by obtaining an independent third party appraisal. Disposal of the impaired assets is expected to occur in the fourth quarter of 2002. Also during the third quarter of 2002, our management identified manufacturing equipment exclusively supporting certain in-warranty optics and fixed wireless products as well as manufacturing equipment supporting final orders for certain other optics and fixed wireless products and determined that the estimated future cash flows did not support the carrying value of these assets. As such, the carrying value of these assets were written down to the estimated future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of these assets. Fair market value was determined by obtaining an independent third party appraisal. This action resulted in a $200,000 asset impairment charge.

        During the three months ended September 29, 2002, we incurred severance expense of approximately $507,000 related to a reduction of approximately 50 employees. Approximately $400,000 of the accrued severance expense was paid by September 29, 2002.

        For the three months ended September 30, 2001, we recorded a restructuring charge of $9.8 million related to our decision to abandon an excess leased facility based on revised anticipated demand for our products and current market conditions. This excess facility, for which we had a ten year commitment, is located adjacent to our current corporate headquarters and was originally developed to house additional administrative and corporate offices to accommodate planned expansion. This decision has resulted in a lease loss of $7.2 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge of $2.6 million on tenant improvements deemed no longer realizable. The restructuring charge recorded in the third quarter of 2002 also includes an additional charge for the leased facility we abandoned in 2001 based on our downward revised assumptions regarding sublease occupancy rates and market rates due to an overall deteriorating real estate market and difficulties subleasing our available space. In determining this estimate, we made certain assumptions with regards to our ability to sublease the space and reflected off-setting assumed sublease income in line with our best estimate of the current market conditions. For further discussion, see note 7 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

        Interest Income—Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. Our interest income in the three months ended September 29, 2002 was approximately $311,000, a decrease of approximately $276,000 or 47% as compared with interest income of approximately $587,000 in the three months ended September 30, 2001. This decrease primarily resulted from decreased average amounts of funds available for investment and a decrease in interest rates. To the extent we continue to utilize our cash in the operation of our business, interest income is expected to decrease going forward. Additionally, our interest income will be impacted by changes in the market interest rates of our investments, which are generally lower than they were a year ago.

        Interest Expense—Our interest expense for the three months ended September 29, 2002 was approximately $27,000, a decrease of approximately $17,000 or 39% as compared with interest expense of approximately $44,000 for the three months ended September 30, 2001. Interest expense for both periods relates to fees associated with our revolving credit facility and outstanding letters of credit.

        Other Income-Net—The other income realized in the three months ended September 30, 2001 related to a realized gain on the sale of short-term investments.

        Income Tax Benefit—Beginning in 2002, it was determined that it was not more likely than not that any additional deferred tax assets would be realized through the application of carryforward or carryback claims, thus we will not benefit on-going future net operating losses. Our effective tax rate in the three months ended September 30, 2001 was a tax benefit of 32.5% approximating our combined federal and state effective tax rates adjusted for valuation allowances against those deferred tax assets that management believes are not more likely than not to be realized.

Nine Months Ended September 29, 2002 Compared to Nine Months Ended September 30, 2001

        Sales—Sales for the nine months ended September 29, 2002 were $31.0 million, a decrease of $17.2 million, or 36%, from sales of $48.2 million in the nine months ended September 30, 2001. This decline in sales resulted primarily from a decline in the sale of our wireless products. Wireless product sales during the first nine months of 2002 totaled $12.1 million, representing 39% of total sales and a decrease of 52% over the same period of 2001. Wireless product sales for the first quarter of 2002 included $3.0 million for final product delivery of our last major fixed wireless contract. We do not expect significant revenues from fixed wireless CPE products in future quarters. Semiconductor sales during the nine months ended September 29, 2002 totaled $13.0 million, representing 42% of total sales and a decrease of 18% over the nine months ended September 30, 2001. Our RF semiconductor sales in the first nine months of 2001 benefited from carryover demand from the strong telecommunications market of 2000. Fiber optic sales decreased 18% to $5.9 million due to the overall weakness in the long-haul fiber optic market. Fiber optic sales represented 19% of total sales for the nine months ended September 29, 2002. Given the outlook for the long-haul fiber optic market, we are forecasting only minimal revenue from these products in future quarters. Moving forward, we believe that revenues from our RF semiconductor products will continue to increase sequentially, but that this increase will be offset in the near term by the decrease in market demand for our CDMA and TDMA wireless assemblies and fiber optics products.

        Cost of Goods Sold—Our cost of goods sold for the nine months ended September 29, 2002 was $23.6 million a decrease of $23.4 million or 50% as compared with cost of goods sold of $47.0 million in the nine months ended September 30, 2001. As a percentage of sales, our cost of goods sold decreased to 76% of sales in the nine months ended September 29, 2002 from 98% in the same period of 2001. The decrease in our cost of goods sold as a percentage of sales primarily relates to the following costs which were incurred in the first nine months of 2001: a $6.6 million write-down of excess and obsolete inventory, approximately $763,000 of severance expenses related to manufacturing personnel, and high variable costs on fixed wireless products which were being transitioned into manufacturing. The $6.6 million write-down of excess and obsolete inventory largely related to inventory ordered to build base station products for our largest mobile wireless customer. Inventory levels of this product were purchased based on this customer's forecasted demand which had since been revised downward. In addition, given the overall slowdown in market demand, we made write-downs for other product lines where customer forecasts have significantly declined. During the first half of 2002, our cost of goods sold benefited from the sale of $5.9 million of fixed wireless CPE inventory of which

$3.1 million had been previously written off in 2001. Due to rapidly changing customer forecasts and orders, additional write-downs of excess or obsolete inventory, while not currently expected, could be required in the future. In addition, the sale of previously written down inventory could result from significant unforeseen increases in customer demand. In addition, the first nine months of 2002 has benefited from approximately $3.7 million in savings of salaries, fringe benefits and payroll taxes due to our manufacturing workforce reductions initiated during 2001. In absolute dollars, the decrease in our cost of goods sold reflects the factors noted above as well as our decline in sales during the first half of 2002. We have a significant amount of unabsorbed overhead costs related to the increased manufacturing infrastructure we put in place to support our customers' demand in the second half of 2000. This increased infrastructure includes, among other things, a new manufacturing facility and investments in equipment. Our 2002 restructuring program will mitigate our unabsorbed overhead through the write down of excess facilities and equipment, but we will still have fixed manufacturing cost that these efforts will not impact. Given the current economic slowdown, increased capacity may not be fully utilized and the ongoing costs thereof will still be incurred until such time as the market demand for our products increases. In addition, we typically generate lower gross margin on new product introductions which we expect to be a higher percentage of our sales mix going forward. Over time, we typically become more efficient relative to new products through learning and increased volumes as well as through introducing lower cost elements to the product designs. New product lines also contain a greater degree of inventory risk due to uncertainty regarding a lack of visibility and predictability of customer demand and potential competition.

        Research and Development—Our research and development expense for the nine months ended September 29, 2002 was $13.5 million which stayed flat as compared with research and development expense for the same period in 2001. During the first nine months of 2002, we have greatly increased our expenditures on RF semiconductor development projects while significantly reducing or eliminating development efforts on other product lines. Research and development efforts in the first nine months of 2001 were attributable to increased spending on the development of fixed wireless broadband CPE, new RF semiconductor and new fiber optic products. As a percentage of sales, research and development expenses increased to 44% of sales in the nine months ended September 29, 2002 from 28% of sales in the nine months ended September 30, 2001. The increase in research and development expense as a percentage of sales relates to our decline in sales. Product research and development is essential to our future success and we expect to continue to make investments in new product development and engineering talent. In particular, we will continue to focus our research efforts and resources on RF semiconductor development.

        Selling and Administrative—Selling and administrative expense for the nine months ended September 29, 2002 was $8.5 million or 27% of sales, a decrease of approximately $2.4 million or 22% as compared with selling and administrative expense of $10.9 million or 23% of sales for the nine months ended September, 2001. The decrease in absolute dollars is primarily related to reduced commission, advertising and promotion expenses, legal expenses and rent expense. The reduced rent expense is related to our decision to abandon our new leased facility in September 2001 (see note 7 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q). Until that time, the rent expense for that excess office space was included in selling and administrative expense. As a percentage of sales, the increase in selling and administrative expense reflects the decrease in sales during the first nine months of 2002.

        Amortization of deferred stock compensation—Amortization of deferred stock compensation expense in the nine months ended September 29, 2002 includes approximately $412,000 related to the granting of restricted stock during 2002 at a price below fair market value and the issuance of stock options during 2000 at prices deemed below fair market value. Amortization of deferred stock compensation expense in the nine months ended September 30, 2001 includes approximately $527,000 related to the issuance of stock options during 2000 at prices deemed below fair market value. As of September 29,

2002, the balance of our remaining unamortized deferred stock compensation was approximately $1.1 million to be amortized over the next 33 months.

        Restructuring charge—For the nine months ended September 29, 2002, we have recorded a restructuring charge of $22.9 million reflecting consolidation and abandonment of leased space and associated impairment of tenant improvements, severance costs, an asset impairment charge and the initiation of a program to sell excess manufacturing equipment resulting from the prolonged downturn in the telecommunications industry, especially related to our fiber optics products. In the third quarter of 2002, we decided to abandon a portion of our leased facility based on revised anticipated demand for our products and current market conditions. This excess space, for which we have a remaining eight year commitment, is located on the first floor of our current corporate headquarters and originally housed a portion of our optics and integrated assemblies manufacturing operations. This decision has resulted in a lease loss of $10.6 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge of $3.2 million on tenant improvements deemed no longer realizable. In determining this estimate, we made certain assumptions with regards to our ability to sublease the space and reflected offsetting assumed sublease income in line with our best estimate of current market conditions.

        In addition, our management made a decision during the third quarter of 2002 to exit the fiber optics business after current contractual obligations have been satisfied. This decision has resulted in a significant overcapacity of certain manufacturing equipment and we have initiated a plan to sell this equipment before the end of our fiscal year. Our excess manufacturing equipment resulted in a total charge of $3.9 million. Assets to be held for sale are measured at the lower of carrying amount or fair value less cost to sell. Fair market value was determined by obtaining an independent third party appraisal. Disposal of the impaired assets is expected to occur in the fourth quarter of 2002. Also during the third quarter of 2002, our management identified manufacturing equipment exclusively supporting certain in-warranty optics and fixed wireless products as well as manufacturing equipment supporting final orders for certain other optics and fixed wireless products and determined that the estimated future cash flows did not support the carrying value of these assets. As such, the carrying value of these assets were written down to the estimated future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of these assets. Fair market value was determined by obtaining an independent third party appraisal. This action resulted in a $200,000 asset impairment charge.

        During the first nine months of 2002, we incurred severance expense of approximately $507,000 related to a reduction of approximately 50 employees. Approximately $400,000 of the accrued severance expense was paid by September 29, 2002.

        For the nine months ended September 30, 2001, we recorded a restructuring charge of $9.8 million related to our decision to abandon an excess leased facility based on revised anticipated demand for our products and current market conditions. This excess facility, for which we had a ten year commitment, is located adjacent to our current corporate headquarters and was originally developed to house additional administrative and corporate offices to accommodate planned expansion. This decision has resulted in a lease loss of $7.2 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge of $2.6 million on tenant improvements deemed no longer realizable. The 2002 restructuring charge also includes an additional charge for the leased facility we abandoned in 2001 based on our downward revised assumptions regarding sublease occupancy rates and market rates due to an overall deteriorating real estate market and difficulties subleasing our available space. In determining this estimate, we made certain assumptions with regards to our ability to sublease the space and reflected off-setting assumed sublease income in line with our best estimate of the current market conditions. For further discussion, see note 7 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

        Interest Income—Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. Our interest income in the nine months ended September 29, 2002 was approximately $946,000, a decrease of $1.7 million or 64% as compared with interest income of approximately $2.6 million in the nine months ended September 30, 2001. This decrease primarily resulted from decreased average amounts of funds available for investment and a decrease in interest rates. To the extent we continue to utilize our cash in the operation of our business, interest income is expect to decrease going forward. Additionally, our interest income will be impacted by changes in the market interest rates of our investments, which are generally lower than they were a year ago.

        Interest Expense—Our interest expense for the nine months ended September 29, 2002 was approximately $109,000, a decrease of approximately $76,000 or 41% as compared with interest expense of approximately $185,000 for the nine months ended September 30, 2001. Interest expense for both periods relates to fees associated with our revolving credit facility and outstanding letters of credit. The nine months ended September 30, 2001 included an additional $75,000 of fees as we transitioned from our former credit facility with CIBC World Markets Corp. to our current credit facility.

        Other Income-Net—The other income realized in the nine months ended September 30, 2001 was primarily related to a refund of an insurance premium for potential environmental liabilities on our former Scotts Valley facility. In the fourth quarter of 2000, we were informed that our insurance carrier was experiencing financial difficulty and we purchased insurance with a new carrier. We were advised at that time that a refund of our premium from our original carrier was unlikely. During the second quarter of 2001, the original carrier refunded our premium. In addition, we also recognized other income of $345,000 related to a realized gain of $345,000 from the sale of short-term investments during this same period.

        Gain on Dispositions of Real Property—During the nine months ended September 30, 2001 we recorded a gain on disposition of real property related to the release of $500,000 of escrow funds related to our sale of leasehold interests in our Palo Alto site during the fourth quarter of 2000. This gain was partially offset by $175,000 of residual expenses from the sale of the property.

        Income Tax Benefit—Beginning in 2002, it was determined that it was not more likely than not that any additional deferred tax assets would be realized through the application of carryforward or carryback claims, thus we will not benefit on-going future net operating losses. Our effective tax rate in the nine months ended September 30, 2001 was a tax benefit of 36.6% approximating our combined federal and state effective tax rates adjusted for valuation allowances against those deferred tax assets that management believes are not more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

        On September 29, 2002, cash and equivalents and short-term investments totaled $65.5 million, an increase of $9.8 million from the December 31, 2001 balance of $55.7 million.

        In December of 2000, we entered into a $25.0 million revolving credit facility ("Revolving Facility") with a bank. The Revolving Facility matures on December 31, 2003 and contains a $15.0 million sub-limit to support letters of credit. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires that we maintain certain financial ratios and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank's permission. The Revolving Facility is secured by substantially all of our assets. As of September 29, 2002, there were no outstanding borrowings under the Revolving Facility.

        Net Cash Provided (Used) by Operating Activities—Net cash provided (used) by operations was $10.8 million in the nine months ended September 29, 2002 and ($22.9) million in the nine months ended September 30, 2001. Net loss in the nine months ended September 29, 2002 and September 30, 2001 was comprised of ($37.0) million and ($19.0) million, respectively. Significant items impacting the difference between loss from operations and cash flows from operations in the nine months ended September 29, 2002 were $12.4 million provided by working capital and $8.2 million provided by the realization of deferred tax assets. The $12.4 million provided by working capital primarily relates to a $5.7 million decrease in inventories and a $9.2 million decrease in receivables. The $8.2 million provided by the realization of deferred tax assets relates to the receipt of an income tax refund generated by the carryback of our 2001 net operating loss. Significant items impacting the difference between loss from operations and cash flows from operations in nine months ended September 30, 2001 were $9.5 million used by working capital, a $9.8 million increase in our restructuring accrual and an increase of $8.0 million in deferred income taxes. The $9.5 million used in working capital relates to a $22.3 million decrease in accruals, payables, and income taxes which was partially offset by a $14.2 million decrease in receivables. The $22.3 million decrease in accruals, payables and income taxes was partially related to a $9.6 million income tax payment generated primarily from the approximately $30.1 million pre-tax gain from the sale of our remaining Palo Alto leasehold interest during our fourth quarter of 2000.

        Net Cash Provided By Investing Activities—Net cash provided by investing activities was $10.9 million and $3.7 million in the nine months ended September 29, 2002 and September 30, 2001, respectively. In the nine months ended September 29, 2002, we realized $46.7 million in proceeds from the sale of short-term investments which was partially offset by $34.1 million used to purchase short-term investments and $1.8 million to invest in property, plant and equipment. In the nine months ended September 30, 2001, we realized $66.5 million in proceeds from the sale of short-term investments which was partially offset by $53.1 million used to purchase short-term investments and $10.3 million to invest in property, plant and equipment. During 2002, we expect to invest approximately $3.0 to $5.0 million in capital expenditures of which approximately $1.8 million was purchased in the first nine months of 2002. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so throughout 2002.

        Net Cash Provided by Financing Activities—Net cash provided by financing activities totaled $711,000 and $1.0 million in the nine months ended September 29, 2002 and September 30, 2001, respectively. In the first nine months of 2002, we received net cash of approximately $723,000 from the sale of our common stock to employees through our employee stock purchase and option plans which was partially offset by $12,000 of financing costs associated with our revolving credit facility. In the same period of 2001, we received net cash of approximately $1.0 million from the sale of our common stock to employees through our employee option plans which was partially offset by $43,000 of financing costs associated with our revolving credit facility.

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

Expected Maturity Dates	Expected Maturity Amounts	Weighted Average Interest Rate
	(in thousands)
Cash equivalents:
2002	$47,856	1.79%
Short-term investments:
2002	13,493	2.03%
2003	4,486	1.93%

Fair value at September 29, 2002	$65,835

Item 4. CONTROLS AND PROCEDURES

        Based on their most recent review, which was completed within 90 days of the filing of this report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

        In the nine months ended September 29, 2002, our sales were $31.0 million and we incurred an operating loss of $37.0 million. In addition, our sales for the year ended December 31, 2001 were $62.2 million compared to $115.8 million for 2000. The decrease in revenue was due to sharply reduced end-customer demand in many of the communications end-markets which our products address. We incurred a net loss of $21.7 million for the year ended December 31, 2001.

        We expect that reduced end-customer demand, underutilization of our manufacturing capacity and other factors will continue to adversely affect our operating results in the near term and we anticipate incurring additional losses in 2002 and 2003. In order to return to profitability, we must achieve substantial revenue growth and we currently face an environment of uncertain demand in the markets our products address. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

If our common stock ceases to be listed for trading on the Nasdaq National Market, it may harm our stock price and make it more difficult for you to sell your shares.

        Our common stock is listed on the Nasdaq National Market and the bid price for our common stock has recently been below $1.00 per share during certain periods. The Nasdaq National Market rules for continued listing require, among other things, that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days. On August 16, 2002 we received notification from Nasdaq that for the prior 30 consecutive trading days the price of our common stock had closed below the minimum bid price requirement. However, we regained compliance when the bid price of our common stock subsequently closed at $1.00 per share or more for a minimum of 10 consecutive trading days. While there are steps the Company can take to address this situation in the future, including a reverse stock split or share repurchase, we cannot assure you that our stock will maintain such minimum bid price requirement or that we will be able to meet or maintain all of the Nasdaq National Market continued listing requirements in the future. If, in the future, our minimum bid price is again below $1.00 for 30 consecutive trading days, under the current Nasdaq National Market rules we will have a period of 90 days to attain compliance by meeting the minimum bid price requirement for 10 consecutive days during the compliance period.

        If our common stock ceases to be listed for trading on the Nasdaq National Market for failure to meet the minimum bid price requirement, we expect that our common stock would be traded on the NASD's Over-the-Counter Bulletin Board unless Nasdaq grants an additional grace period for transfer to Nasdaq's SmallCap Market, which also has a similar $1.00 minimum bid requirement. In addition, our stock could then potentially be subject to the Securities and Exchange Commission's "penny stock" rules, which place additional disclosure requirements on broker-dealers. These additional disclosure requirements may harm your ability to sell your shares if it causes a decline in the ability or willingness of broker-dealers to sell our common stock. We also expect that the level of trading activity of our common stock would decline if it is no longer listed on the Nasdaq National Market or SmallCap

Market. As such, if our common stock ceases to be listed for trading on the Nasdaq National Market or SmallCap Market, it may harm our stock price, increase the volatility of our stock price and make it more difficult for you to sell your shares of our common stock.

We are exposed to the risks associated with the worldwide economic slow down and related uncertainties.

        Slower economic activity, concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications and related industries, and international conflicts and terrorist and military activity have resulted in a downturn in worldwide economic conditions, particularly in the United States. As a result of these unfavorable economic conditions, during 2001 we experienced a significant slow down in customer orders, an increase in the number of cancellations and reschedulings of backlog and higher overhead costs as a percentage of our reduced net sales. Entering the fourth quarter of 2002, concerns remain regarding the timing, strength and duration of economic recovery in the semiconductor industry and broadband communications and Internet infrastructure markets. In addition, political and social turmoil related to international conflicts and terrorist acts place further pressure on economic conditions in the U.S. and to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations will likely be materially and adversely affected.

Several customers account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a reduction of sales.

        We depend on a small number of customers for a majority of our sales. During the nine months ended September 29, 2002, we had three customers which each accounted for more than 10% of our sales and in aggregate accounted for 63% of our sales, including sales to their respective manufacturing subcontractors. For the nine months ended September 30, 2001, we had four customers which each accounted for more than 10% of our sales and in aggregate accounted for 70% of our sales. Sales to our 10% customers, including sales to their respective manufacturing subcontractors, in aggregate accounted for 71% of our sales for the year ended December 31, 2001 and 72% of our sales for the year ended December 31, 2000. In addition, most of our sales result from purchase orders or from contracts that can be cancelled on short-term notice. We expect that our key customers will continue to account for a substantial portion of our revenue in 2002 and in the foreseeable future. The loss of or a reduction in orders from a significant customer for any reason could cause our sales to decrease.

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

  •
  the timing, rescheduling, reduction or cancellation of significant customer orders and the ability of our customers to manage their inventories;

  •
  the gain or loss of a key customer;

  •
  the qualification, availability and pricing of competing products and technologies and the resulting effect on sales and pricing of our products;

  •
  our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner and the acceptance of our new products by our customers;

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

  •
  the eventual actual cost of our abandonment of our leased facilities;

  •
  our ability to sublease the excess space we abandoned in our leased facilities;

  •
  our ability to successfully complete our restructuring programs;

  •
  the impact of international conflicts and acts of terrorism on economic and market conditions;

  •
  the impact of our restructuring efforts;

  •
  diversion of management's attention and resources as a result of defending against litigation matters;

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

        During 2001 and throughout the nine months of 2002, the demand for telecom equipment has been very soft. This weakness in demand is currently projected to continue throughout the fourth quarter of 2002 and potentially beyond based on customer forecasts for the purchase of our products. If the markets for our products in fiber optic, broadband cable or wireless communications decline, fail to grow, or grow more slowly than we anticipate, the use of our products may be reduced and our sales could suffer.

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

        As of September 29, 2002, Fox Paine & Company, LLC ("Fox Paine") is the indirect beneficial owner of 66.1% of our outstanding share capital. As a result, Fox Paine has and will continue to have control over the outcome of matters requiring stockholder approval, including the power to:

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

        Fox Paine's controlling interest could also subject us to a class action lawsuits which could result in substantial costs and divert our management's attention and financial resources from more productive uses. As previously announced, we recently received a proposal from Fox Paine to acquire all of the shares of our common stock held by unaffiliated stockholders for $1.10 per share in cash (the "Acquisition Proposal"). The Acquisition Proposal is currently being reviewed by a Special Committee of the Board of Directors composed of two independent directors not affiliated with Fox Paine. On September 19,2002 a putative class action lawsuit was filed against Fox Paine, the Company and certain of our current and former directors in connection with the Acquisition Proposal. The complaint alleges breaches of fiduciary and other duties arising out of Fox Paine's controlling interest. We cannot assure you that this proceeding will not adversely affect our business or our stock price, or that no additional purported class action lawsuits will be filed against us based on similar allegations.

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

xv.
There are inherent risks associated with sales to our foreign customers.

xvi.
Future sales of our common stock could depress its market price.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        On September 19, 2002 a putative class action lawsuit was filed against the Company, Fox Paine & Company, LLC ("Fox Paine") and certain of the Company's current and former directors in connection with Fox Paine's proposal to purchase all of the shares of common stock of the Company not held by Fox Paine and its affiliates (the "Proposed Transaction"). The complaint was filed in the Court of Chancery of the State of Delaware by Solomon Weiss (Civil Action No. 19905-NC) and purports to be a class action on behalf of all of the Company's shareholders (excluding the defendants). The complaint alleges that the defendants have breached their fiduciary and other duties to the Company's public shareholders in connection with the Proposed Transaction and seeks, among other things, to enjoin or rescind the Proposed Transaction, to recover unspecified damages, attorneys and experts fees and costs and to be granted such other relief as may be just and proper. The Company denies the allegations and intends to vigorously defend itself against this action. Since the lawsuit is in the early stages of litigation, it is difficult at this time to evaluate whether the Company will incur any liability or to estimate the damages, or range of damages. While the Company does not expect the ultimate result of this lawsuit to have a material adverse effect on the Company's results of operations, financial position or cash flow, there can be no assurance that this will be the case. The Company maintains a directors and officers liability insurance policy that provides $10 million of coverage with retention of $1 million and excess directors and officers liability reimbursement coverage of $5 million.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

Item 5. OTHER INFORMATION

        On August 16, 2002, the Company received notice from Nasdaq warning that the Company's common stock failed to comply with the Nasdaq National Market rules for continued listing as a result of closing below the $1.00 minimum bid price requirement for the prior 30 consecutive trading days. The Company was given 90 calendar days, or until November 14, 2002, to regain compliance. On October 1, 2002, the Company regained compliance with the minimum bid price requirement.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

        The exhibits listed on the following index to exhibits are files as part of this Form 10-Q.

Exhibit Number	Exhibit Description
99.1	Certification of Michael R. Farese, Ph.D., Principal Executive Officer, Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
99.2	Certification of Rainer N. Growitz, Principal Financial Officer, Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
(b)
Reports on Form 8-K.

        On August 12, 2002 the Company announced the appointments of Dr. Neil Morris as Chief Technology Officer and Javed Patel as Senior Vice President of Marketing and Business Development and the resignation of William Slakey as Chief Financial Officer. This event was reported in the Company's report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2002.

        On September 16, 2002 the Company announced the resignations of Christopher B. Paisley and James R. Kroner from its Board of Directors. This event was reported in the Company's report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2002.

        On September 19, 2002, the Company announced that it has received a proposal from Fox Paine & Company, LLC to acquire all of the shares held by unaffiliated stockholders. This event was reported in the Company's report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 12th day of November 2002.

WJ COMMUNICATIONS, INC. (Registrant)
Date	November 12, 2002	By:	/s/ MICHAEL R. FARESE, Ph.D. Michael R. Farese, Ph.D. President and Chief Executive Officer (principal executive officer)
Date	November 12, 2002	By:	/s/ RAINER N. GROWITZ Rainer N. Growitz Vice President of Finance and Corporate Secretary (principal financial officer)

CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER
AND PRINCIPAL FINANCIAL OFFICER REQUIRED
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

        I, Michael R. Farese, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of WJ Communication, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 12, 2002	By:	/s/ MICHAEL R. FARESE, Ph.D. Michael R. Farese, Ph.D. President and Chief Executive Officer (principal executive officer)

CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER
AND PRINCIPAL FINANCIAL OFFICER REQUIRED
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

        I, Rainer N. Growitz, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of WJ Communications, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 12, 2002	By:	/s/ RAINER N. GROWITZ Rainer N. Growitz Vice President of Finance and Corporate Secretary (principal financial officer)

QuickLinks

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS
WJ COMMUNICATIONS, INC. QUARTERLY REPORT ON FORM 10-Q THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 29, 2002 TABLE OF CONTENTS
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
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS
OVERVIEW
CURRENT OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  Item 4. CONTROLS AND PROCEDURES
RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
  PART II—OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  Item 3. DEFAULTS UPON SENIOR SECURITIES
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 5. OTHER INFORMATION
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER REQUIRED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER REQUIRED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002