Form 10-K
period 2002-12-31
WJ COMMUNICATIONS INC
filed 2003-03-28
CIK 105006

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

        As of March 21, 2003 there were 56,366,851 shares outstanding of the registrant's common stock, $0.01 par value. As of that date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $15,484,972.

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

        In 1996, we began to develop commercial applications for our military technologies. Today, we design, develop and manufacture innovative, high quality radio frequency (RF) communications products for wireless and wireline communications networks. Our products are comprised of advanced RF semiconductors, integrated assemblies, and highly functional components. The RF equipment in a communications network is used to convert, process, and amplify the high frequency signals that transmit voice, data and images over the network. Our products are installed in wireless and cellular network base stations, and in broadband high speed cable wireline networks. Our products address the radio frequency (RF) challenges faced by these networks and our core expertise in RF design and integration, including RF semiconductor design, coupled with our manufacturing capabilities allows us to compete effectively in our markets.

        We previously operated through other segments and have treated our former Government Electronics, Semiconductor Equipment and Telecommunication segments as discontinued operations. All segments classified as discontinued operations had been divested by March 31, 2000.

        We completed our initial public offering ("IPO") on August 18, 2000. In the IPO we sold an aggregate of 6,210,000 shares of common stock, par value of $0.01 per share. The sale of the shares of common stock generated net proceeds of approximately $88.4 million after deducting offering costs. Our common stock is traded on the Nasdaq National Market under the symbol "WJCI".

Recent Developments

        On March 27, 2003, we announced the withdrawal of the previously announced proposal from an affiliate, Fox Paine & Company LLC ("Fox Paine") to acquire all of the shares of company common stock held by unaffiliated stockholders for $1.10 per share in cash (the "Acquisition Proposal"). Fox Paine and its affiliates currently own approximately 66% of our outstanding shares or approximately 37.0 million shares of a total of approximately 56.5 million shares outstanding.

        During 2002, we began to design and manufacture semiconductors utilizing other manufacturing technologies at third-party foundries. We believe that this approach is required in order to continue to offer competitive products and expect that a greater number of our future products will be developed in this fashion. Over the course of 2003, we will transition to a fully outsourced business model. We believe that this business strategy offers considerable advantages such as allowing us to focus our resources on product development and marketing, minimizing capital expenditures, reducing operating expenses, allowing us to continue to offer competitive pricing, reducing time to market, reducing technology and product risks and facilitating the migration of our products to new process technologies, which reduce costs and optimize performance. However, there are also significant business risks associated with our dependence upon third parties for our manufacturing needs and there can be no assurance that our outsourcing strategy will be a success.

        During fiscal 2002, we recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing our business. These charges include further consolidation and abandonment of leased space and associated impairment of tenant improvements, severance costs, an asset impairment charge and the initiation of a program to sell excess manufacturing equipment resulting from the prolonged downturn in the telecommunications industry, especially related to our fiber optics products. The 2002 restructuring charge also includes an additional charge for the leased facility we abandoned in 2001 based on our downward revised assumptions regarding sublease occupancy rates and market rates due to an overall deteriorating real estate market and difficulties encountered in subleasing the available space. Also during 2002, we recorded a restructuring charge related to our decision in December 2002 to completely outsource our internal wafer fabrication within one year. As a result of the planned fab closure, we have accrued associated severance expenses, accrued the eventual abandonment of additional excess space for which we will have a remaining two year commitment and recorded an impairment on our internal wafer fabrication equipment and related leasehold improvements. For further discussion, see Note 10 to the consolidated financial statements included elsewhere in this Form 10-K.

        On October 2, 2002, we sold our cellular and PCS repeater business to Andrew Corporation. The effect of this divestiture on our business and financial position was not material.

        On December 10, 2002, we announced we had entered into an agreement to sell our Thin-Film product line to M/A-COM, a unit of Tyco Electronics. The sale includes equipment, material, intellectual property, training and services. The product line will transfer to M/A-COM and title is expected to pass within our second quarter of 2003. We will operate the product line until that time. During 2002, our Thin Film product line contributed $3.2 million to our sales. We will seek to offset these lost sales in future periods by increasing our sales from our remaining product lines, but there can be no assurance that we will do so.

Industry Background

        Over the last decade, there have been significant developments in the communications industry, including the emergence of the Internet, broad deployment of wireless communications and the deployment of broadband cable networks.

        Since the middle of the 1990's, growing demand for voice, video and data services, as well as high speed Internet access, increased the need for communications networks capable of handling large volumes of traffic. Simultaneously, the deregulation of the communications industry and the licensing of additional radio spectrum for wireless communications increased competition among service providers and forced these service providers to seek to differentiate themselves in an effort to attract and retain subscribers. These service providers began upgrading their systems, as well as deploying next-generation wireless and wireline communications technologies including new generations of cellular and broadband cable technologies. This in turn fueled rapid growth in demand for RF semiconductors, components and integrated assemblies such as those we sell.

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

        Throughout the second half of the 1990's and into calendar 2000 these trends have driven significant increases in demand for wireless and wireline communications products including RF products. However, since the beginning of calendar 2001 we and our industry have experienced a notable downturn. This downturn has been driven by a reduction in capital expenditures and network deployments by the telecommunications carriers and service providers that ultimately consume our products. This decrease in demand from carriers and service providers has been caused by several factors including network overcapacity, generally soft economic conditions worldwide, and capital market constraints currently faced by carriers and service providers. The reduction in network deployments and capital expenditures has had a particularly large effect on the long haul fiber optics markets and broadband fixed wireless markets that we competed in, and our financial results suffered accordingly. During the years from 1997 to 2000, our revenues increased from $31.2 million to $115.8 million. However, in 2001 our revenues declined to $62.2 million and decreased further in 2002 to $40.2 million.

        While reductions in demand across our industry have been pronounced, we believe that our industry and our markets will ultimately rebound. We believe there are several reasons for their expected future growth.

        Increasing Demand for Wireless Communications Equipment Will be Driven by the Increase in the Number of Wireless Service Subscribers.    The global wireless communications industry has grown considerably, and in 2002 the number of cellular subscribers has continued to grow, albeit at reduced rates. This growth is driven by the demand for new mobile telephone services, the increase in coverage of mobile networks, and the increase in sales of mobile handsets. Mobile subscribers are increasingly demanding data services in addition to enhanced voice services. Next-generation mobile networks are presently being built to provide enhanced voice and data services. These trends continue to increase the demands placed on communications networks. As a result, communication service providers will continue to focus on implementing system improvements that provide greater capacity and speed.

        Greater Demand for Broadband Access Has Led Service Providers to Develop Next Generation Transport Technologies for both Wireless and Wireline Networks.    Wireless network operators and service providers have begun to announce their plans for deployment of next generation wireless services and networks, referred to in the industry as 2.5G and 3G networks. These networks will offer subscribers increased speeds, additional application capabilities, and broader compatible coverage across geographies. Generally speaking these next generation wireless services require upgrades, additions, or replacement of existing wireless infrastructure equipment and therefore as these new services are deployed, demand for RF products should be impacted favorably. In wireline networks, the traditional copper wire communications infrastructure was originally built for voice traffic. This infrastructure has not been sufficient to meet consumer and business demand for broadband access, which has led to the implementation and deployment of next generation communications networks with greater transmission capacity and speed. As the number of users and the amount of network traffic increases over time, eventually service providers must increase the speed of all parts of the network to keep pace.

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

The WJ Communications Solution

        With the ability to design and manufacture RF semiconductors, components, and higher level RF assemblies, and interface these assemblies with other network elements, we enable advanced wireless and wireline communications networks that satisfy the demand for the rapid transmission of large amounts of data, voice and video. Our core technology lies within our advanced RF semiconductor designs, including gallium arsenide semiconductors. By satisfying the critical need for linearity in wireless networks our solutions improve both network capacity and speed.

        Our RF expertise covers a broad range of frequencies used in advanced communications networks today. Our solution is comprised of the following key elements:

        RF Design Expertise.    We have been designing RF and microwave products for more than 30 years and have developed significant RF design expertise. Our team of over 70 highly qualified and talented engineering and technical employees is capable of applying this expertise to a variety of wireless and wireline communications products. This broad range of RF design expertise allows us to create products from the RF semiconductor level, through the component level to the more complex assembly level. These products are optimized to achieve high performance with minimum cost in wireless and wireline networks. Increasingly, our RF expertise is being applied to the design and delivery of the RF semiconductors and components that our customers require and we expect that over the coming years this will be an increasing area of focus for the company.

        Advanced Device Technology.    We design products using the following core technologies:

  •
  Semiconductor Technology. We have substantial expertise in designing and manufacturing highly linear semiconductor products that amplify and transform signals with minimal distortion and interference. We believe that our devices are more efficient, consume less power and produce less heat than competitive products, and, consequently, enable RF systems to achieve optimal performance. The processes we are currently designing for or evaluating include gallium arsenide (GaAs), heterojunction bipolar transistor (HBT), GaAs metal semiconductor field effect transistor (MESFET), silicon germanium (SiGe) BiCMOS, silicon bipolar transistor, silicon CMOS and silicon BiCMOS.

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

Business Strategy

        Our objective is to be the leading supplier of innovative, proprietary RF solutions to communications equipment companies and service providers. To meet this goal, we intend to:

        Leverage Our Technology Leadership and Our Design and Integration Expertise to Grow with Growing Markets.    We intend to participate in the rapid growth of the global wireless and wireline communications. We believe that as data throughput requirements expand in wireless networks the ability to solve the RF challenges becomes increasingly important and the market for RF products will grow accordingly. We intend to apply our RF design expertise to develop additional leading-edge products in each of the rapidly growing areas of the communications markets. In the future we expect to focus increasingly on the markets for RF semiconductors and components. Where appropriate we also intend to use our integration expertise to design cost-effective, high performance integrated assemblies for our customers. Due to the commonality of the RF challenge in broadband cable and wireless communications networks, we have the flexibility to allocate our design and engineering resources to any or all of these markets and intend to use this flexibility to take advantage of market opportunities as they arise.

        Maintain and Develop Strong Collaborative Customer Relationships with Industry Leaders.    We believe our reputation for product quality, technical performance, customer responsiveness, on-time delivery and cost competitiveness will help us to continue to maintain and develop a loyal customer base. We collaborate with many of our customers to design and develop new products for them as they develop new products. We plan to maintain our current, and develop new customer relationships with industry leaders within wireless and wireline communications markets.

        Leverage the Fabless Semiconductor Model..    We are an ISO 9001 certified manufacturer. We intend to extend our manufacturing capabilities to meet our customers' demand by transitioning to an outsourced business model. During 2002, we began to design and manufacture semiconductors utilizing other manufacturing technologies at third-party foundries. We believe that this approach is required in order to continue to offer competitive products and expect that a greater number of our future products will be developed in this fashion. Over the course of 2003, we will transition to a fully outsourced business model. We believe that this manufacturing strategy offers considerable other business advantages such as allowing us to focus our resources on product development and marketing, minimizing capital expenditures, reducing operating expenses, obtaining competitive pricing, reducing time to market, reducing technology and product risks and facilitating the migration of our products to new process technologies, which reduce costs and optimize performance. However, there are also significant business risks associated with our dependence upon third parties for our manufacturing needs and there can be no assurance that our outsourcing strategy will be a success. We do not expect to make significant investments in new manufacturing.

        Acquire and Develop New Technologies.    We intend to continue to augment our existing technology base and design capabilities by acquiring complementary technologies, design capabilities, manufacturing processes and product offerings for broadband cable applications. In addition, we intend to continue to focus our research and development efforts on emerging communications and RF technologies.

Products and Technology

        We are committed to being a technology leader and product development innovator within the commercial communications markets. By applying our sophisticated integration expertise to high level assembly design, we are able to develop cost-effective, high performance products suitable for volume manufacturing. Many of our design engineers, because of the breadth of their experience and expertise, are capable of working effectively at both the semiconductor level and the integrated assembly level. As a result, we are able to focus our expertise and resources to quickly address specific market opportunities as they arise. Our product offerings fall into the following categories:

  •
  Semiconductor Products

  •
  Wireless Communications Products

Semiconductor Products

        Our semiconductor products include a broad array of high performance semiconductors and thin-film substrates that we manufacture for our own use as well as for sale to others. The primary markets for our semiconductor and thin-film substrate products are the wireless and broadband cable infrastructure markets.

        Semiconductor Products.    Our semiconductor products are comprised primarily of amplifiers, mixers, multi-chip modules ("mcm") and transistors. Amplifiers and transistors increase the level of signals while mixers translate a signal from one frequency to another. The strength of our semiconductor technology lies in our ability to design and in the case of our gallium arsenide semiconductor products, manufacture highly linear products. High linearity is one of the most critical performance parameters for broadband cable and wireless networks. While our semiconductor products form a solid technological foundation for our own integrated product offerings, we sell approximately 90% of these products to customers. The table below illustrates the wide range of applications for which our semiconductor products are used:

	Amplifiers	Mixers	Transistors
Second and third generation wireless base stations	X	X	X
Broadband cable	X	X	X

        Our products are manufactured using multiple processes. Some of these processes have been built in our own manufacturing operations and in other cases we have our products manufactured for us by an outside foundry. The processes we are currently designing for or evaluating include heterojunction bipolar transistor (HBT), GaAs metal semiconductor field effect transistor (MESFET), silicon germanium (SiGe) BiCMOS, silicon bipolar transistor, silicon CMOS and silicon BiCMOS.

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

Customers

        We sell our semiconductor and wireless communications components and subassemblies principally to original equipment manufacturers, including their manufacturing subcontractors, that, in turn, integrate our products into network infrastructure equipment solutions. We believe that we have strong relationships with market leaders in the wireless and wireline markets. A sample of our revenue-producing customers include:

Agilent Technologies Andrew Corporation Broadband Innovations, Inc. Ericsson Harris Corporation Huawei Technologies	LGIC Lucent Technologies, Inc. M/A-COM Motorola Nokia Networks Nortel Networks	Powerwave Technologies REMEC Richardson Electronics Ltd. Samsung Electronics Co. Ltd. Siemens ZTE Corporation

        During the year ended December 31, 2002, we had three customers which each accounted for more than 10% of our sales and in aggregate accounted for 62% of our sales. During the year ended December 31, 2001, we had four customers which each accounted for more than 10% of our sales and in aggregate accounted for 71% of our sales. During the year ended December 31, 2000, we had two customers which each accounted for more than 10% of our sales and in aggregate accounted for approximately 72% of our sales. Our sales have historically been concentrated with several key communications equipment manufacturers.

Sales and Marketing

        We sell and market our products primarily through the following three sales channels:

        Direct Sales    We have a dedicated team of direct sales people who are responsible for maintaining relationships with our key customers and generating new business with both existing and potential customers. We cultivate strong, direct relationships with our key customers through major account teams that are led by our sales professionals and are comprised of engineers and product managers. These teams are designed to address the specific product needs of our key customers.

        Manufacturer Sales Representatives    Manufacturer sales representatives are responsible for calling on potential customers as well as maintaining relationships with non-major accounts. We use manufacturer sales representatives to augment our own direct sales force.

        Distributor    On June 5, 2002, we announced we had entered into a sole worldwide distributorship agreement with Richardson Electronics, Ltd. expanding our previous relationship to resell our RF semiconductor products through catalog, e-commerce and direct channels. This agreement also includes provisions for joint marketing and promotional activities.

        International Sales    Our sales outside the United States were 34%, 42% and 53% of our total sales, in 2002, 2001 and 2000, respectively. For more detailed disclosure on our foreign sales, see Note 12 to the consolidated financial statements included elsewhere in this Form 10-K.

Manufacturing

        We have two leased manufacturing sites: a building in Milpitas, California with over 35,000 square feet and two buildings in San Jose, California totaling over 124,000 square feet. The San Jose facility consists of two buildings: a larger building of approximately 82,000 square feet and a smaller building of approximately 42,000 square feet. In September 2001, we decided to abandon the smaller building at our San Jose facility based on revised anticipated demand for our products and market conditions. As of December 31, 2002, we have signed three tenants to cover approximately 76% of the excess leased space. In September 2002, we decided to abandon a portion of the larger building at our San Jose facility based on revised anticipated demand for our products and market conditions. This excess space is located on the first floor of our current corporate headquarters and originally housed a portion of our optics and integrated assemblies manufacturing operations. We are actively seeking tenants to occupy the excess leased space. In December 2002, we decided to abandon the Milpitas facility within one year based on our decision to completely outsource our internal wafer fabrication. At that time, we will have a remaining two year commitment for this excess space. For further discussion, see Note 10 to the consolidated financial statements included elsewhere in this Form 10-K.

        Our Milpitas facility produces gallium arsenide semiconductor and thin-film. Considerable manufacturing capacity exists for gallium arsenide semiconductor. Our gallium arsenide products are packaged in Singapore, The Philippines, Malaysia, Taiwan and France at vendor facilities. The thin-film manufacturing lines are capable of processing three-inch, four-inch and six-inch substrate squares.

        During 2002, we began to design and manufacture semiconductors utilizing other manufacturing technologies at third-party foundries. We believe that this approach is required in order to continue to offer competitive products and expect that a greater number of our future products will be developed in this fashion. Over the course of 2003, we will transition to a fully outsourced business model. We believe that this business strategy offers considerable advantages such as allowing us to focus our resources on product development and marketing, minimizing capital expenditures, reducing operating expenses, allowing us to continue to offer competitive pricing, reducing time to market, reducing technology and product risks and facilitating the migration of our products to new process technologies, which reduce costs and optimize performance. However, there are also significant business risks associated with our dependence upon third parties for our manufacturing needs and there can be no assurance that our outsourcing strategy will be a success.

        The San Jose facility produces our wireless communications products. These products are assembled using surface mount technology which is generally used for products operating at frequencies below 10 gigahertz. We contract with external surface mount manufacturers for high volume manufacturing, using both turnkey and consignment material arrangements with these surface mount contract manufacturers depending on the characteristics of the assembly. We have used a number of capable surface mount manufacturers. Once the surface mount assembly operations are completed, the products are shipped to our facilities for testing and final configuration.

        We depend on single or limited source suppliers for the components and materials used in many of our products, including our thin-film products, substrates, gallium arsenide wafers, packaging, electronic components and antennas. A significant portion of the raw material used to manufacture our thin-film products is sole sourced from Coors Ceramics, and there are very limited alternative sources for this material. Although we rely on limited or sole source suppliers for other components and materials, there are typically alternative sources of supply available for them. If in the future we face difficulties obtaining these components and materials from any of our limited or sole source suppliers, we may face a delay in the shipment of products which are manufactured using these components and materials while we identify and qualify an alternative source of supply if available. As a result of these delays, we may fail to satisfy customer orders and our sales may decline while we look for a suitable alternative supplier.

Research and Development

        Our future success depends on our ability to develop new designs, technologies and product enhancements. We have assembled a core team of experienced engineers and technologists to accomplish these objectives. These employees are involved in advancing our core technologies, as well as applying these core technologies to our product development activities in our target markets. We have made, and will continue to make, a substantial investment in research and development activities. Research and development costs, which are expensed when incurred, were approximately $18 million, $17 million and $19 million for the years 2002, 2001 and 2000, respectively.

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

        We seek patent protection for our unique developments in circuit designs, processes and algorithms. We have 24 United States patents and four foreign patents. We currently have several patent applications pending in the United States Patent and Trademark Office including one we filed in 2002. Our existing United States patents will expire between June 2007 and August 2019. We have chosen to pursue foreign patent protection only in selected foreign countries. Our failure to pursue foreign protection in these countries and the fact that patent rights may be unavailable or limited in some foreign countries could make it easier for our competitors to utilize our intellectual property. We cannot assure you that any patent will be issued as a result of our pending applications or any future applications or that, if issued, these patents will be sufficient to protect our technology. In addition, we cannot assure you that any existing or future United States or foreign patents will not be challenged, invalidated or circumvented, or that any patent granted will provide us with adequate protection or any competitive advantages.

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

Employees

        One of our most important assets is our base of well-trained and experienced employees. As of December 31, 2002, we had 180 employees, none of whom were represented by a collective bargaining agreement and consisted of:

  •
  19 executive and administrative employees;

  •
  15 sales and marketing employees;

  •
  74 manufacturing, facilities and operations employees; and

  •
  72 engineering and technical employees.

        We have historically experienced relatively low turnover. However, since January 1, 2002 we have reduced our workforce by approximately 26% due to the recent economic downturn and weakness in demand resulting in approximately $943,000 of employee severance costs of which $507,000 was included in our 2002 restructuring charge (see Note 10 to the consolidated financial statements included elsewhere in this annual report). In addition, we will reduce our workforce by an additional 10% related to our plan to completely outsource our semiconductor manufacturing by the end of 2003. As such, we have accrued approximately $280,000 for employee severance. If demand increases in the future, we expect to correspondingly increase our workforce and there can be no assurance that we will be able to hire qualified employees. Our employees have an average of over five years tenure with us. Many of our engineering and technical staff have been with us for even longer. We believe that many of our engineers, as a result of their tenure and their defense electronics background, are among the most experienced high frequency engineers in the United States.

Backlog

        Our backlog is comprised of standard purchase orders and multi-year contracts for the delivery of products. For our multi-year contracts, our major customers provide us with twelve month rolling sales forecasts on at least a monthly basis. These forecasts are subject to changes, including changes as a result of changes in market conditions, and could fluctuate significantly from quarter to quarter. Due to industry practice which allows customers to cancel or change orders with limited advance notice prior to shipment, we believe that backlog is not a reliable indicator of future revenue levels.

Competition

        The markets for our products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. We compete primarily on the basis of product performance and design, reliability, quality, delivery, price and the availability and breadth of product offerings. We face competition from other component manufacturers, as well as companies with product integration capabilities. We compete primarily with other suppliers of high performance RF components used in the infrastructure of communications networks. We also compete with current and potential communications equipment manufacturers who manufacture RF components internally such as Ericsson, Lucent, Motorola and Nortel Networks. We expect increased competition from existing competitors and from a number of companies that may enter the RF component market, as well as future competition from companies that may offer new or emerging technologies. Some of our competitors are large public companies that have significantly greater financial, technical, marketing and other resources than us. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products. Furthermore, those of our competitors that have large market capitalization or cash reserves may be better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines.

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

In April 2000, we changed our name from Watkins-Johnson Company to WJ Communications, Inc. to highlight our focus on the commercial communications markets. We reincorporated in Delaware and effected a 3-for-2 stock split on August 15, 2000. At the end of 2002, we exited our fiber optics business due to the prolonged downturn in that market.

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

Seasonality and Cyclicality

        It has been our experience that telecommunication equipment spending is typically lower in the first quarter of the calendar year and higher during the fourth quarter of the calendar year. Our semiconductor business is cyclical and has been effected by the overall downturn in the semiconductor market.

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

        In September 2001, we decided to abandon the smaller building at our San Jose facility based on revised anticipated demand for our products and market conditions. As of December 31, 2002, we have signed three tenants to cover approximately 76% of the excess leased space. In September 2002, we decided to abandon a portion of the larger building at our San Jose facility based on revised anticipated demand for our products and market conditions. This excess space is located on the first floor of our current corporate headquarters and originally housed a portion of our optics and integrated assemblies manufacturing operations. We are actively seeking tenants to occupy the excess leased space. In December 2002, we decided to abandon the Milpitas facility within one year based on our decision to completely outsource our internal wafer fabrication. At that time, we will have a remaining two year commitment for this excess space. For further discussion, see Note 10 to the consolidated financial statements included elsewhere in this Form 10-K.

        We believe that our present facilities are in good condition and suitable for its operations. We also believe that we have excess capacity, which more than meets our anticipated requirements for the foreseeable future.

Item 3. LEGAL PROCEEDINGS

        We are a defendant in four lawsuits, three of which are purported class action lawsuits, that have been filed against WJ Communications and its directors in connection with Fox Paines's proposal to purchase all of the shares of our common stock not held by Fox Paine and their affiliates which proposal was withdrawn by Fox Paine on March 27, 2003. Fox Paine is also a defendant in these lawsuits. One of the actions, which is not a purported class action, was filed by WJ Communications, Inc.'s former President and Chief Executive Officer, Malcolm J. Caraballo. Among other things, these lawsuits seek an injunction against the consummation of the proposed transaction and an award of unspecified compensatory damages. The specific cases are as follows:

        On September 23, 2002, a purported class action complaint was filed in the Court of Chancery in the State of Delaware in and for New Castle County (No. 19905) by Solomon Weiss, an alleged stockholder of WJ Communications, Inc. The complaint names as defendants WJ Communications, Inc. and each member of its board of directors as well as Fox Paine & Company, LLC. The complaint is a purported class action that alleges, among other things, that (i) Fox Paine & Company, LLC controls WJ Communications, Inc., (ii) the defendants have breached fiduciary duties they assertedly owed to WJ Communications, Inc.'s stockholders in connection with Fox Paine & Company, LLC's intent to purchase all of the shares of WJ Communications, Inc. common stock not held by Fox Paine & Company, LLC and (iii) the merger consideration is unfair and inadequate. The plaintiff seeks, among other things, an injunction against the consummation of the merger, recision of the transaction if it is consummated and an award of rescissory damages, an accounting and unspecified damages, an award of costs, and such other relief as the court may deem just and proper.

        On September 24, 2002, a purported class action complaint was filed in the Court of Chancery in the State of Delaware in and for New Castle County (No. 19906) by Luke Liem, an alleged stockholder of WJ Communications, Inc. The complaint names as defendants WJ Communications, Inc. and each member of its board of directors as well as Fox Paine & Company, LLC. The complaint is a purported class action that alleges, among other things, that (i) Fox Paine & Company, LLC controls WJ Communications, Inc., (ii) the defendants have breached fiduciary duties they assertedly owed to WJ Communications, Inc.'s stockholders in connection with Fox Paine & Company, LLC's intent to purchase all of the shares of WJ Communications, Inc. common stock not held by Fox Paine & Company, LLC and (iii) the merger consideration is unfair and inadequate. The plaintiff seeks, among other things, an injunction against the consummation of the merger, recision of the transaction if it is consummated and an award of rescissory damages, an accounting and unspecified damages, an award of costs, and such other relief as the court may deem just and proper.

        On November 7, 2002, an order of consolidation was entered by the court which consolidated the above two purported class action complaints filed by alleged stockholders, Mr. Weiss and Mr. Liem (consolidated case No. 19905).

        On November 8, 2002, a purported class action complaint was filed in the Superior Court of the State of California, County of Santa Clara (No. CV 812579) by Herbert Weil, an alleged stockholder of WJ Communications, Inc. The complaint names as defendants WJ Communications, Inc. and each member of its board of directors as well as Fox Paine & Company, LLC. The complaint is a purported class action that alleges, among other things, that (i) Fox Paine & Company, LLC controls WJ Communications, Inc., (ii) the defendants have breached fiduciary duties they assertedly owed to WJ Communications, Inc.'s stockholders in connection with Fox Paine & Company, LLC's intent to purchase all of the shares of WJ Communications, Inc. common stock not held by Fox Paine & Company, LLC and entering into the merger, with Fox Paine & Company, LLC and (iii) the merger consideration is unfair and inadequate. The plaintiff seeks, among other things, an injunction against the consummation of the merger, an award of costs and such other relief as the court may deem just and proper.

        On January 21, 2003, a complaint was filed in the Superior Court of the State of California, County of Santa Clara (No. CV 814188) by Malcolm J. Caraballo, Sallie Caraballo, Susan C. David, Michael K. David, Sherry Dorfman, Richard Dorfman, Richard Dorfman on behalf of Kelly Dorfman UGMA, and Adam Caraballo, each an alleged stockholder of WJ Communications, Inc. Malcolm J. Caraballo, was the President and Chief Executive Officer of WJ Communications, Inc. from January 31, 2000 to the time of his separation from WJ Communications, Inc. in March 2002. The complaint names as defendants WJ Communications, Inc. and each member of its board of directors as well as Fox Paine & Company, LLC. The complaint alleges, among other things, that (i) Fox Paine & Company, LLC controls WJ Communications, Inc., (ii) the defendants have breached fiduciary duties they assertedly owed to WJ Communications, Inc.'s stockholders in connection with Fox Paine & Company, LLC's intent to purchase all of the shares of WJ Communications, Inc. common stock not held by Fox Paine & Company, LLC and entering into the merger, with Fox Paine & Company, LLC and (iii) the merger consideration is unfair and inadequate. The plaintiffs seek, among other things, an injunction against the consummation of the merger, recision of the transaction if it is consummated and an award of unspecified compensatory damages, unspecified damages, an award of costs, and such other relief as the court may deem just and proper.

        We deny the allegations and intend to vigorously defend ourselves against these actions. Since these lawsuits are in the early stages of litigation, it is difficult at this time to evaluate whether we will incur any liability or to estimate the damages, or range of damages. While we do not expect the ultimate result of these lawsuits to have a material adverse effect on our results of operations, financial position or cash flow, there can be no assurance that this will be the case. We maintain a directors and officers liability insurance policy that provides $10 million of coverage with retention of $1 million and excess directors and officers liability reimbursement coverage of $5 million. However, there can be no assurance that our costs and expenses, including any monetary damages awarded to plaintiffs, will be covered by insurance or if covered, such insurance will be adequate.

        We currently are also involved in litigation and regulatory proceedings incidental to the conduct of our business and expect that we will be involved in other litigation and regulatory proceedings from time to time. While we believe that any adverse outcome of such pending matters will not materially affect our business or financial condition, there can be no assurance that this will be the case.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders in the fourth quarter of 2002.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

        Our common stock is traded on the Nasdaq National Market under the symbol "WJCI". The following table sets forth, for the periods indicated the high and low closing sales prices as reported on the Nasdaq National Market for WJ Communications, Inc. common stock, as adjusted for all stock splits.

	High	Low
First Quarter (through April 1, 2001)	24.750	2.313
Second Quarter (through July 1, 2001)	9.750	1.938
Third Quarter (through September 30, 2001)	5.380	2.810
Fourth Quarter (through December 31, 2001)	4.590	2.350
First Quarter (through March 31, 2002)	4.300	2.700
Second Quarter (through June 30, 2002)	3.480	1.010
Third Quarter (through September 29, 2002)	1.230	0.650
Fourth Quarter (through December 31, 2002)	1.200	0.840

        As of December 31, 2002, there were approximately 104 stockholders of record of our common stock.

Dividend Policy

        We did not pay any dividends in 2002 and 2001. We do not intend to pay cash dividends on our common stock for the foreseeable future. Instead, we intend to retain all earnings for use in the operation and expansion of our business. Our board of directors will make any future determination of the payment of dividends based upon various factors then existing, including, but not limited to, our financial condition, operating results and current and anticipated cash needs. In addition, covenants in our revolving credit facility limit our ability to declare and pay cash dividends on our common stock, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 4 to the consolidated financial statements included elsewhere in this annual report.

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

        Since the completion of our IPO through December 31, 2002 we reasonably estimate that we have used the net proceeds from the initial public offering as follows: approximately $40.0 million to repay outstanding debt amounts, approximately $23.4 million to purchase and install equipment and construct various leasehold improvements, and approximately $6.4 million for working capital and general corporate purposes (including compensation to employees, officers and directors in accordance with their standard agreements). We expect to use the remaining net proceeds for general corporate purposes, including funding our operations, our working capital needs and capital expenditures. Pending further use of the net proceeds, we have invested them in short-term, interest-bearing, investment-grade securities. Except as indicated above, all of the payments described above were direct or indirect payments to entities or persons other than directors, officers or greater than 10% owners of our equity securities.

Recent Sales of Unregistered Securities

        In 2002, we did not sell any of our securities that were not registered under the Securities Act.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this report. The statements of operations data for the years ended December 31, 2002, 2001, and 2000 and the selected balance sheet data as of December 31, 2002 and 2001 are derived from our audited consolidated financial statements which are included elsewhere in this report. The statements of operations data for the years ended December 31, 1999 and 1998 and the selected consolidated balance sheet data as of December 31, 2000, 1999 and 1998 are derived from our audited consolidated financial statements which are not included in this annual report. The selected consolidated statements of operations data represent our results from continuing operations only and the selected consolidated balance sheet data exclude net assets from discontinued operations. For a discussion of our discontinued operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 12 to the consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated statements of operations data excludes our extraordinary item resulting from the write-off of unamortized deferred financing costs associated with our early extinguishment of debt and includes our preferred stock dividend—assumed beneficial conversion. For a discussion of our preferred stock dividend—assumed beneficial conversion, see Note 6 to the consolidated financial statements included elsewhere in this Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2002	2001	2000(1)	1999	1998
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$40,156	$62,220	$115,797	$82,404	$63,568
Cost of goods sold	28,862	58,860	72,027	50,534	43,400

Gross profit	11,294	3,360	43,770	31,870	20,168
Operating expenses:
Research and development	17,807	17,193	19,064	16,806	14,124
Selling and administrative	10,759	13,771	15,927	9,722	5,846
Amortization of deferred stock compensation	513	593	1,042	—	—
Recapitalization merger and other	509	—	35,453	3,223	—
Restructuring charges (Note 10)	34,233	9,797	—	—	—

Total operating expenses	63,821	41,354	71,486	29,751	19,970

Income (loss) from operations	(52,527)	(37,994)	(27,716)	2,119	198
Interest income	1,218	3,015	3,320	5,070	5,681
Interest expense	(142)	(238)	(3,353)	(520)	(601)
Other income (expense)—net	16	693	(1,390)	412	1,220
Gain on dispositions of real property	—	325	30,892	61,652	14,973

Income (loss) from continuing operations before income taxes	(51,435)	(34,199)	1,753	68,733	21,471
Income tax (provision) benefit	—	12,528	(4,707)	(26,383)	(6,978)

Income (loss) from continuing operations	$(51,435)	$(21,671)	$(2,954)	$42,350	$14,493

Income (loss) from continuing operations per share—basic	$(0.91)	$(0.39)	$(0.20)	$0.22	$0.06

Income (loss) from continuing operations per share—diluted	$(0.91)	$(0.39)	$(0.20)	$0.21	$0.06

Shares used to calculate income (loss) from continuing operations per share—basic	56,291	55,629	63,337	192,584	232,110
Shares used to calculate income (loss) from continuing operations per share—diluted	56,291	55,629	63,337	198,341	235,710
Dividends per common share	$—	$—	$—	$0.02	$0.02

	December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Selected Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$64,745	$55,673	$89,785	$173,812	$64,624
Working capital (2)	71,431	84,822	98,877	179,077	90,660
Total assets (3)	95,548	127,016	167,498	219,883	144,652
Total debt	—	—	—	—	—
Capital leases, net of current portion	—	—	—	4,902	5,066
Total stockholders' equity	49,618	99,722	119,388	202,137	133,679

(1)
Per share amounts available to common stockholders reflect a $10 million preferred stock dividend for the assumed beneficial conversion on our preferred stock, see Note 6 to the consolidated financial statements included elsewhere in this annual report.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

        Special Notice Regarding Forward-Looking Statements. The following discussion and analysis contains forward-looking statements including financial projections, statements as to the plans and objectives of management for future operations, and statements as to our future economic performance, financial condition or results of operations. These forward-looking statements are not historical facts but rather are based on current expectations, estimates, projections about our industry, our beliefs and our assumptions. Words such as "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those projected in these forward-looking statements as a result of a number of factors, including, but not limited to, the continuation or worsening of poor economic and market conditions in our industry and in general, technological innovation in the wireless communications markets, our transition to a fully outsourced business model, the availability and the price of raw materials and components used in our products, the demand for wireless systems and products generally as well as those of our customers and changes in our customer's product designs. Readers of this report are cautioned not to place undue reliance on these forward-looking statements.

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

Overview

        We design, develop and manufacture innovative, high quality commercial communications products that enable voice, data and image transport over wireless and broadband cable networks around the world. Our products are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which address the Radio Frequency challenges of both current and next generation wireless and broadband cable networks. These products are used by telecommunication equipment manufacturers, in the network infrastructure supporting and facilitating mobile communications and enhanced voice services. We believe our core expertise in semiconductor technology, coupled with our exceptional RF design, integration, and manufacturing capabilities, are critical to our long-term success.

        When we began our operations in the commercial communications market, we initially benefited from significant increases in spending on capital equipment by communications service providers, which resulted in increased demand for our products. However, during 2001 and 2002, the demand for telecommunications equipment has been very weak. This weakness in demand is currently projected to continue throughout 2003 and potentially beyond based on customer forecasts for the purchase of our products. The primary reason for this weakness in recent and forecasted demand for these products is an overall decline in capital spending by communication service providers resulting in our customers attempting to reduce their inventory levels. A significant contributing factor to the decline in capital expenditures has been the numerous early stage communication service providers, who have previously been able to access the capital markets, that are having difficulties in finding new sources of capital and, in certain instances, have filed for bankruptcy. In addition, several of the more established service providers financed the build out of their networks with debt. Many of these service providers have shifted their focus to debt reduction and profitability enhancement. As a result, we believe that these companies have had to greatly reduce their capital expenditures. This reduction in capital expenditures is being accentuated by the general economic slowdown, which is having a negative impact on communication service providers' revenues and profitability.

        On a long-term basis, we believe that the demand for commercial communications equipment and our products will rebound. During 2002, we have introduced several new products which will further position us to benefit from the roll-out of 2.5G and 3G wireless and Cable Access Television ("CATV"). In 2002, we introduced forty new RF semiconductor products primarily targeted at wireless infrastructure applications and achieved over one hundred new design wins at major Original Equipment Manufacturers ("OEMs"). During 2002, we concentrated our resources on the development of RF semiconductors and expect to maintain our accelerated pace of new product introductions and design wins. While customer interest, new product introductions, accelerating pace of design wins and new orders are encouraging, there is no assurance that they will have a positive impact on our overall sales.

        Our manufacturing operations are highly automated which has required us to make significant investments in equipment and fixed overhead. As a result, the volume of product we produce and sell has a significant impact on our gross profit margin. Until demand increases, the slow down in spending on commercial communications equipment will negatively impact our gross margin. In addition, we typically generate lower gross margin on new product introductions. Over time, we typically become more efficient relative to new products through learning and increased volumes as well as through introducing lower cost elements to the product designs. We expect our new product introductions to continue to be a higher percentage of our sales mix, which will continue to have a temporary negative impact on our gross margin. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility and predictability of customer demand and potential competition which will contribute to a higher level of inventory risk in our near future.

        Since the beginning of 2001, we have been taking aggressive steps designed to more closely align our production costs with our customers' current forecasted demand for our products. As part of this effort, we reduced our workforce by approximately 48% during 2001 and reduced non-employee costs including sales and marketing, general and administrative, and overhead expenses. Our cost reduction initiatives have also included temporary shutdowns of our manufacturing facilities and significant reductions in capital spending. We took further action in the third quarter of 2002, primarily directed at production costs, by reducing our workforce by an additional 22%, initiating a plan to sell excess manufacturing equipment and by consolidating our manufacturing operations and abandoning our excess leased space under our second restructuring plan (see Note 10 to the consolidated financial statements included elsewhere in this Form 10-K).

        During 2002, we began to design and manufacture semiconductors utilizing other manufacturing technologies at third-party foundries. We believe that this approach is required in order to continue to offer competitive products and expect that a greater number of our future products would be developed in this fashion. In December 2002, we determined that over the course of 2003, we will transition to a fully outsourced business model and we recorded related restructuring charges as described in Note 10 to the consolidated financial statements included elsewhere in this Form 10-K. We believe that this business strategy offers considerable advantages such as allowing us to focus our resources on product development and marketing, minimizing capital expenditures, reducing operating expenses, allowing us to continue to offer competitive pricing, reducing time to market, reducing technology and product risks and facilitating the migration of our products to new process technologies, which reduce costs and optimize performance. However, there are also significant business risks associated with our dependence upon third parties for our manufacturing needs and there can be no assurance that our outsourcing strategy will be a success. We expect that reduced end-customer demand, underutilization of our manufacturing capacity while we transition to a fully outsourced business model and other factors will continue to adversely affect our operating results in the near term and we anticipate incurring additional losses in 2003. In order to return to profitability, we must achieve substantial revenue growth and we currently face an environment of uncertain demand in the markets our products address. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

Sales

        We sell our products predominantly to large equipment manufacturers and service providers in the broadband cable and wireless network infrastructure markets. Our major customers provide forecasted demand on at least a monthly basis, which assists us in managing our inventory requirements. These forecasts, however, are subject to changes, including changes as a result of market conditions, and could fluctuate from quarter to quarter.

        We depend on a small number of customers for a majority of our sales. During the year ended December 31, 2002, we had three customers which each accounted for more than 10% of our sales and in aggregate accounted for 62% of our sales. Those customers were Lucent Technologies, Nortel Networks and Richardson Electronics including sales to their respective manufacturing subcontractors. During the year ended December 31, 2001, we had four customers which each accounted for more than 10% of our sales and in aggregate accounted for 71% of our sales. Those customers were Lucent Technologies, Marconi Communications, Nortel Networks and Richardson Electronics including sales to their respective manufacturing subcontractors. During the year ended December 31, 2000, we had two customers which each accounted for more than 10% of our sales and in aggregate accounted for approximately 72% of our sales. Those customers were Lucent Technologies and Nortel Networks including sales to their respective manufacturing subcontractors. We have diversified our customer base over the last few years and intend to further diversify our customer base and product offering in the future. However, we anticipate that we will continue to sell a majority of our products to a relatively small group of customers. In addition, most of our sales result from purchase orders or contracts that can be cancelled on short-term notice. Delays in manufacturing or supply procurement or other factors, including general market slow downs, have caused and could potentially continue to cause cancellation, reduction or delay in orders by or in shipments to a significant customer. During 2001 and throughout 2002, the demand for telecommunications equipment has been very weak. We project this weakness in demand to continue throughout 2003 and potentially beyond based on customer forecasts for the purchase of our products. If the markets for our products in broadband cable or wireless communications decline, fail to grow, or grow more slowly than we anticipate, the use of our products may be reduced with a significant negative impact on our sales, earnings, inventory valuations and cash flow.

        Revenues from product sales are recognized when all of the following conditions are met: the product has been shipped, we have the right to invoice the customer at a fixed price, the collection of the receivable is probable and there are no significant obligations remaining. Generally, title passes upon shipment of our products. Certain contracts are under a consignment arrangement under which title to our products does not pass until the customer utilizes these products in its production processes. As a consequence, we recognize revenue on these contracts only when the customer notifies us of product consumption. In addition to our internal sales efforts, we use a distributor to sell semiconductor products. On June 5, 2002, the Company announced it had entered into a sole distributorship agreement with Richardson Electronics, Ltd. Revenues from this distributor are recognized upon shipment based on the following factors: our sales price is fixed and determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributor has separate economic substance, we have no obligation with respect to the resale of the distributor's inventory, and we believe we can reasonably estimate the potential returns from our distributor based on their history and our visibility in the distributor's success with its products and into the market place in general. During the quarter ending July 1, 2001, we began using two distributors for sales of certain fixed wireless products. Lacking history with these distributors, we recorded revenue on these fixed wireless products at the time of the distributors' sale to the ultimate end customer. During the quarter ending March 31, 2002, we terminated our agreements with these two distributors as part of our exit from the fixed wireless Customer Premise Equipment ("CPE") market.

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

  •
  production wages, taxes and benefits;

  •
  costs of assembly and test by third party contract manufacturers;

  •
  labor contracted on a temporary basis;

  •
  supplies consumed in the manufacturing process;

  •
  depreciation and amortization of manufacturing and test equipment and leasehold improvements;

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

Recapitalization Merger and Other

        Our 2002 recapitalization merger and other expense is a non-recurring expenditure comprised of expenses incurred by the special committee to our Board of Directors to review the proposal from an affiliate, Fox Paine & Company LLC to acquire all of the shares of company common stock held by unaffiliated stockholders for $1.10 per share in cash. These expenses include legal and financial consulting fees as well as compensation to the members of the special committee. Our 2000 recapitalization merger and other expense is a non-recurring expenditure comprised of employee retention and severance compensation, legal, professional and other costs associated with our recapitalization merger and the sale of our telecommunications group.

Restructuring Charge

        Our 2001 restructuring charge reflects our decision to abandon a leased facility based on revised anticipated demand for our products and current market conditions. It is comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge on tenant improvements. In determining this estimate, we have made certain assumptions with regards to our ability to sub-lease the space and have reflected off-setting assumed sub-lease income in line with our best estimate based on the current market conditions. Our 2002 restructuring charge reflects further consolidation and abandonment of leased space and associated impairment of tenant improvements, severance costs, an asset impairment charge and the initiation of a program to sell excess manufacturing equipment resulting from the prolonged downturn in the telecommunications industry, especially related to our fiber optics products. The 2002 restructuring charge also includes an additional charge for the leased facility we abandoned in 2001 based on our downward revised assumptions regarding sublease occupancy rates and market rates due to an overall deteriorating real estate market and difficulties encountered in subleasing the available space. Also during 2002, we recorded a restructuring charge related to our decision in December 2002 to completely outsource our internal wafer fabrication within one year. As a result of the planned fab closure, we have accrued associated severance expenses, accrued the eventual abandonment of additional excess space for which we will have a remaining two year commitment and recorded an impairment on our internal wafer fabrication equipment and related leasehold improvements.

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. See Note 2 to the consolidated financial statements included elsewhere in this Form 10-K for a detailed discussion of all our significant accounting policies.

Revenue Recognition

        We recognize revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as amended. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Revenues from our distributor are recognized upon shipment based on the following factors: our sales price is fixed and determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributor has separate economic substance, we have no obligation with respect to the resale of the distributor's inventory, and we believe we can reasonably estimate the potential returns from our distributor based on their history and our visibility in the distributor's success with its products and into the market place in general. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. In addition, failure to obtain anticipated orders or delays or cancellations of orders or significant pressure to reduce prices from key customers could have a material adverse effect on our revenue.

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and historic bad debts, changes in customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences may result in the amount and timing of expenses for any period if management made different judgments or utilized different estimates. Our allowance for doubtful accounts was approximately $429,000 as of December 31, 2002. Approximately 63% of our accounts receivable as of December 31, 2002 was concentrated with our top three customers, each, including their respective manufacturing subcontractors, accounting for more than 10% of our sales, and in aggregate accounting for 62% of our sales in 2002.

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

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Management believes that it is more likely than not that its deferred tax assets will be realized through refunds from the carryback of our 2002 net operating loss.

Restructuring

        During fiscal 2002 and 2001, we recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing our business. Such charges were established in accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". These charges include abandoned leased properties comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and asset impairment charges on tenant improvements deemed no longer realizable. In determining these estimates, we make certain assumptions with regards to our ability to sublease the space and reflected offsetting assumed sublease income in line with our best estimate of current market conditions. Should there be a further significant change in market conditions, the ultimate losses on these could be higher and such amount could be material. During 2002, we recorded restructuring charges of $27.9 million related to restructuring activities initiated in 2002 and also recorded additional charges of $6.3 million related to restructuring activities initiated in 2001, primarily due to changes in estimated sublease income.

Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards ("SFAS") No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors we consider that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected, future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; or significant technological changes, which would render equipment and manufacturing process obsolete. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During 2002, the

Company recognized an asset impairment of $4.4 million for assets held and used and $3.9 million for assets held for sale which are included in the consolidated statements of operations under "Restructuring Charge" (see Note 10 to the consolidated financial statements included elsewhere in this Form 10-K for further discussion of our impaired long-lived assets).

        Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected cash flows and should different conditions prevail, material write downs of our long-lived assets could occur.

Current Operations

        The following table sets forth certain statements of operations data expressed as a percentage of sales for the periods indicated. As a result of our new products, our increased infrastructure, changing market conditions and other factors, the historical percentages and comparisons set forth below may not reflect our expected future operations.

	Percentage of Sales Year Ended December 31,
	2002	2001	2000
Consolidated Statements of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of goods sold	71.9	94.6	62.2

Gross profit	28.1	5.4	37.8
Operating expenses:
Research and development	44.3	27.6	16.4
Selling and administrative	26.8	22.1	13.8
Amortization of deferred stock compensation	1.3	1.0	0.9
Recapitalization merger and other	1.3	—	30.6
Restructuring charge	85.2	15.8	—

Total operating expenses	158.9	66.5	61.7

Loss from operations	(130.8)	(61.1)	(23.9)
Interest income	3.0	4.9	2.9
Interest expense	(0.3)	(0.4)	(2.9)
Other income (expense)—net	—	1.1	(1.2)
Gain on dispositions of real property	—	0.5	26.6

Income (loss) from continuing operations before income taxes	(128.1)	(55.0)	1.5
Income tax (provision) benefit	—	20.2	(4.1)

Loss from continuing operations	(128.1)%	(34.8)%	(2.6)%

Comparison of Years Ended December 31, 2002 and 2001

        Sales—We recognized $40.2 million and $62.2 million in sales for the fiscal years ended December 31, 2002 and 2001, respectively. This $22.0 million or 35% decrease in sales resulted primarily from a decline in the sale of our wireless products. Wireless product sales during 2002 totaled $14.7 million, representing 37% of total sales and a decrease of 55% from 2001. Wireless product sales for the first quarter of 2002 included $3.0 million for final product delivery of our last major fixed wireless contract. Wireless product sales for the the fourth quarter of 2001 included $3.5 million related to the final delivery of specific fixed wireless products under that contract. We expect only minimal revenues from fixed wireless CPE products in future quarters. Semiconductor sales during 2002 totaled $19.2 million, representing 48% of total sales and a decrease of 3% from 2001. Our RF semiconductor sales in 2001 benefited from carryover demand from the strong telecommunications market of 2000. Fiber optic sales decreased 38% to $6.2 million in 2002 due to the overall weakness in the long-haul fiber optic market. Fiber optic sales represented 16% of total sales for 2002. Based on the protracted lack of demand for long-haul fiber optic products, we have decided to exit that business after current contractual obligations have been satisfied. We expect only minimal revenue from these products in the next quarter.

        Cost of Goods Sold—Our cost of goods sold for 2002 was $28.9 million, a decrease of $30.0 million or 51% as compared with cost of goods sold of $58.9 million in 2001. As a percentage of sales, our cost of goods sold decreased to 72% of sales in 2002 from 95% in 2001. The decrease in our cost of goods sold as a percentage of sales primarily relates to the following costs which were incurred in 2001: a $6.6 million write-down of excess and obsolete inventory, approximately $983,000 of severance expenses related to manufacturing personnel, and high variable costs on fixed wireless products which were being transitioned into manufacturing. The $6.6 million write-down of excess and obsolete inventory largely related to inventory ordered to build base station products for our largest mobile wireless customer. Inventory levels of this product were purchased based on this customer's forecasted demand which had since been revised downward. In addition, given the overall slowdown in market demand, we made write-downs for other product lines where customer forecasts have significantly declined. During 2002, our cost of goods sold benefited from the sale of $5.9 million of fixed wireless CPE inventory of which $3.1 million had been previously written off in 2001. Due to rapidly changing customer forecasts and orders, additional write-downs of excess or obsolete inventory, while not currently expected, could be required in the future. In addition, the sale of previously written down inventory could result from significant unforeseen increases in customer demand. In addition, 2002 cost of goods sold has benefited from approximately $4.0 million in savings of salaries, fringe benefits and payroll taxes due to our manufacturing workforce reductions initiated during 2001. In absolute dollars, the decrease in our cost of goods sold reflects the factors noted above as well as our decline in sales during 2002. We have a significant amount of unabsorbed overhead costs related to the increased manufacturing infrastructure we put in place to support our customers' demand in the second half of 2000. This increased infrastructure includes, among other things, a new manufacturing facility and investments in equipment. Our 2002 restructuring program will mitigate our unabsorbed overhead through the write down of excess facilities and equipment, but we will still have fixed manufacturing costs that these efforts will not impact. Given the current economic slowdown, increased capacity may not be fully utilized and the ongoing costs thereof will still be incurred until such time as the market demand for our products increases. In addition, we typically generate lower gross margin on new product introductions which we expect to be a higher percentage of our sales mix going forward. Over time, we typically become more efficient relative to new products through learning and increased volumes as well as through introducing lower cost elements to the product designs. New product lines also contain a greater degree of inventory risk due to uncertainty regarding a lack of visibility and predictability of customer demand and potential competition.

        Research and Development—Our research and development expense for 2002 was $17.8 million, an increase of approximately $600,000 or 3% as compared with research and development expense of $17.2 million in 2001. During 2002, we have greatly increased our expenditures on RF semiconductor development projects while significantly reducing or eliminating development efforts on other product lines. Research and development efforts in 2001 were attributable to increased spending on the development of fixed wireless broadband CPE, new RF semiconductor and new fiber optic products. As a percentage of sales, research and development expenses increased to 44% of sales in 2002 from 28% of sales in 2001. The increase in research and development expense as a percentage of sales primarily relates to our decline in sales. Product research and development is essential to our future success and we expect to continue to make investments in new product development and engineering talent. In particular, we will continue to focus our research efforts and resources on RF semiconductor development.

        Selling and Administrative—Selling and administrative expense for 2002 was $10.8 million or 27% of sales, a decrease of $3.0 million or 22% as compared with selling and administrative expense of $13.8 million or 22% of sales in 2001. The decrease in absolute dollars is primarily related to reduced commission, advertising and promotion expenses, legal expenses and rent expense. The reduced rent expense is related to our decision to abandon our new leased facility in September 2001. (see Note 10 to the consolidated financial statements included elsewhere in this annual report). Until that time, the rent expense for that excess office space was included in selling and administrative expense. As a percentage of sales, the increase in selling and administrative expense reflected the decrease in sales during 2002.

        Amortization of Deferred Stock Compensation—Amortization of deferred stock compensation expense in 2002 includes approximately $513,000 related to the granting of restricted stock during 2002 at a price below fair market value and the issuance of stock options during 2000 at prices deemed below fair market value. Amortization of deferred stock compensation expense in 2001 includes approximately $593,000 related to the issuance of stock options during 2000 at prices deemed below fair market value. As of December 31, 2002, the balance of our remaining unamortized deferred stock compensation was approximately $292,000 to be amortized over the next 30 months.

        Recapitalization Merger and Other—We incurred recapitalization merger and other expense of $509,000 in 2002 related to our consideration of the proposed Fox Paine transaction. On September 19, 2002, we announced the receipt of a proposal from an affiliate, Fox Paine & Company LLC ("Fox Paine") to acquire all of the shares of our common stock held by unaffiliated stockholders for $1.10 per share in cash (the "Acquisition Proposal"). Fox Paine and its affiliates currently own approximately 66% of our outstanding shares or approximately 37.0 million shares of a total of approximately 56.5 million shares outstanding. Our Board of Directors formed a special committee composed of two independent directors not affiliated with Fox Paine (the "Special Committee") to review the Acquisition Proposal. The Special Committee has retained its own independent legal and financial advisors to assist in reviewing the Acquisition Proposal. These expenses include legal and financial consulting fees as well as compensation to the members of the Special Committee. We expect these expenses to continue into 2003 and that they will be significant.

        Restructuring charge—During 2002, we have recorded a restructuring charge of $25.4 million reflecting consolidation and abandonment of leased space and associated impairment of tenant improvements, severance costs, an asset impairment charge and the initiation of a program to sell excess manufacturing equipment resulting from the prolonged downturn in the telecommunications industry, especially related to our fiber optics products. In the third quarter of 2002, we decided to abandon a portion of our leased facility based on revised anticipated demand for our products and current market conditions. This excess space, for which we have a remaining eight year commitment, is located on the first floor of our current corporate headquarters and originally housed a portion of our optics and integrated assemblies manufacturing operations. This decision has resulted in a lease loss of $11.3 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge of $3.2 million on tenant improvements deemed no longer realizable. In determining this estimate, we made certain assumptions with regards to our ability to sublease the space and reflected offsetting assumed sublease income in line with our best estimate of current market conditions. In addition, our management made a decision during the third quarter of 2002 to exit the fiber optics business after current contractual obligations have been satisfied. This decision has resulted in a significant overcapacity of certain manufacturing equipment and we initiated a plan to sell this equipment before the end of the first quarter of 2003. Our excess manufacturing equipment resulted in a total charge of $3.9 million. Assets to be held for sale are measured at the lower of carrying amount or fair value less cost to sell. Fair market value was determined by obtaining an independent third party appraisal. The majority of these impaired assets was sold in the fourth quarter of 2002. Also during the third quarter of 2002, our management identified manufacturing equipment exclusively supporting certain in-warranty optics and fixed wireless products as well as manufacturing equipment supporting final orders for certain other optics and fixed wireless products and determined that the estimated future cash flows did not support the carrying value of these assets. As such, the carrying value of these assets were written down to the estimated future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of these assets. Fair market value was determined by obtaining an independent third party appraisal. This action resulted in a $200,000 asset impairment charge. During 2002, we incurred severance expense of approximately $507,000 related to a reduction of approximately 50 employees. Approximately $435,000 of the accrued severance expense was paid by December 31, 2002.

        Also during 2002, we recorded a restructuring charge of $8.8 million related to our decision in December 2002 to completely outsource our internal wafer fabrication within one year. As a result of the fab closure, approximately 10% of the Company's workforce (approximately 20 employees) will be eliminated, which will result in severance payments of approximately $279,000 during the fourth quarter of 2003. The closure of the fab located at our Milpitas facility will result in additional excess space of approximately 35,000 square feet for which we will have a remaining two year commitment. This decision has resulted in a lease loss of $4.3 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs. In determining this estimate, we made certain assumptions with regards to its ability to sublease the space and reflected offsetting assumed sublease income in line with our best estimate of current market conditions. The decision to utilize our internal wafer fabrication equipment and related leasehold improvements for only one more year triggered an impairment under SFAS No. 144. Recoverability of these assets were measured by a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets over their remaining year of life. As such, the carrying value of these assets were written down to the estimated future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of these assets, which was determined by obtaining an independent third party appraisal. This action resulted in a $4.2 million asset impairment charge.

        For 2001, we recorded a restructuring charge of $9.8 million related to our decision to abandon an excess facility. In September 2001, we decided not to occupy a new leased facility based on revised anticipated demand for our products and current market conditions. This excess facility, for which we had a ten year commitment, is located adjacent to our current corporate headquarters and was originally developed to house additional administrative and corporate offices to accommodate planned expansion. This decision resulted in a pre-tax lease loss of $7.2 million, comprised of future lease payments net of anticipated sub-lease income, broker commissions and other facility costs, and a pre-tax asset impairment charge of $2.6 million on tenant improvements deemed no longer realizable. The 2002 restructuring charge also includes an additional charge for the leased facility we abandoned in 2001 based on our downward revised assumptions regarding sublease occupancy rates and market rates due to an overall deteriorating real estate market and difficulties subleasing our available space. In determining this estimate, we made certain assumptions with regards to our ability to sublease the space and reflected off-setting assumed sublease income in line with our best estimate of the current market conditions.

        For further discussion, see Note 10 to the consolidated financial statements included elsewhere in this Form 10-K.

        Interest Income—Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. Our interest income for 2002 was $1.2 million, a decrease of approximately $1.8 million or 60% as compared with interest income of $3.0 million in 2001. This decrease primarily resulted from decreased average amounts of funds available for investment and a decrease in interest rates. To the extent we continue to utilize our cash in the operation of our business, interest income is expected to decrease going forward. Additionally, our interest income will be impacted by changes in the market interest rates of our investments, which are generally lower than they were a year ago.

        Interest Expense—Our interest expense for 2002 was $142,000, a decrease of $96,000 or 40% as compared with interest expense of $238,000 in 2001. Interest expense for both periods relates to fees associated with our revolving credit facility and outstanding letters of credit. 2001 included an additional $75,000 of fees as we transitioned from our former credit facility with CIBC World Markets Corp. to our current credit facility.

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

        Income Tax (Provision) Benefit—Beginning in 2002, it was determined that it was not more likely than not that any additional deferred tax assets would be realized through the application of carryforward or carryback claims, thus we did not record a benefit against on-going future net operating losses. Our effective tax rate in 2001 was a tax benefit of 36.6% approximating our combined federal and state effective tax rates adjusted for valuation allowances against those deferred tax assets that management believes are not more likely than not to be realized.

Comparison of Years Ended December 31, 2001 and 2000

        Sales—We recognized $62.2 million and $115.8 million in sales for the fiscal years ended December 31, 2001 and 2000, respectively. This $53.6 million or 46% decrease in sales resulted primarily from an decrease in fiber optic sales of OC-192 oscillators for use in long haul fiber optic systems. Fiber optic sales decreased 79% to $10.0 million as our 2001 sales continued to be impacted by the overall weakness in the long haul fiber optic market. Fiber optic sales represented 16% of total sales for 2001. Wireless product sales during 2001 totaled $32.5 million, representing 52% of total sales and a decrease of 23% from 2000. Semiconductor sales during 2001 totaled $19.8 million, representing 32% of total sales and a decrease of 22% from 2000. Based on specific terms of the customer contract and purchase order, we may negotiate a final delivery and settlement in connection with such cancellations. Due to the uncertain and lengthy nature of these negotiations, a substantial portion, if not all, of the inventory subject to the cancellation may be written off. In the fourth quarter of 2001, we reached final agreement with one customer, Marconi Communications, and recognized revenue of $3.5 million related to the delivery of specific fixed wireless products that have previously been written off.

        Cost of Goods Sold—Our cost of goods sold for 2001 was $58.9 million, a decrease of $13.1 million or 18% as compared with cost of goods sold of $72.0 million in 2000. The decrease in cost of goods sold primarily relates to our 46% decrease in sales. As a percentage of sales, our cost of goods sold increased to 95% of sales in 2001 from 62% in 2000. The increase in our cost of goods sold as a percentage of sales relates to significant unabsorbed overhead, a $6.6 million write-down of excess and obsolete inventory, approximately $983,000 of severance expenses related to manufacturing personnel, and high variable cost on fixed wireless products which were being transitioned into manufacturing. The significant amount of unabsorbed overhead costs relates to the increased manufacturing infrastructure we put in place to support our customers' demand in the second half of 2000. This increased infrastructure includes, among other things, a new manufacturing facility and investments in machinery and equipment. The $6.6 million write-down of excess and obsolete inventory largely related to inventory ordered to build base station products for our largest mobile wireless customer. Inventory levels of this product were purchased based on this customer's forecasted demand which had since been revised downward. In addition, given the overall slowdown in market demand, we made write-downs for other product lines where customer forecasts have significantly declined. Since the first quarter of 2001, our cost of goods sold benefited from the subsequent sale of approximately $4.4 million of this inventory to our largest mobile wireless customer. This benefit was offset by an additional $4.4 million in inventory write-downs for other product lines where customer demand had significantly weakened. Due to rapidly changing customer forecasts and orders, additional write-downs of excess or obsolete inventory, while not currently expected, could be required in the future. In addition, the sale of previously written down inventory could result from significant unforeseen increases in customer demand. With respect to our fixed wireless products, we typically experience higher cost of goods sold as a percentage of the selling price during the early stages of a new product life cycle. Over time, we typically become more efficient through learning and increased volumes, as well as through introducing lower cost elements in the product design. Margin improvement on our fixed wireless products has remained unrealized due to very low volume production during the second half of 2001.

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

        Selling and Administrative—Selling and administrative expense for 2001 was $13.8 million or 22% of sales, a decrease of $2.1 million or 13% as compared with selling and administrative expense of $15.9 million or 14% of sales in 2000. The decrease in absolute dollars is primarily related to lower commission, recruiting, advertising and promotion expenses partially offset by approximately $485,000 of severance expenses and rent expense associated with our two new facilities including excess office space through August, 2001 (see Note 10 to the consolidated financial statements included elsewhere in this annual report). As a percentage of sales, the increase in selling and administrative expense reflected the significant decrease in sales during 2001.

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

        Restructuring charge—For 2001, we recorded a restructuring charge of $9.8 million related to our decision to abandon our excess facility. In September 2001, we decided not to occupy a new leased facility based on revised anticipated demand for our products and current market conditions. This excess facility, for which we had a ten year commitment, is located adjacent to our current corporate headquarters and was originally developed to house additional administrative and corporate offices to accommodate planned expansion. This decision resulted in a pre-tax lease loss of $7.2 million, comprised of future lease payments net of anticipated sub-lease income, broker commissions and other facility costs, and a pre-tax asset impairment charge of $2.6 million on tenant improvements deemed no longer realizable.

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

Liquidity and Capital Resources

        Cash, cash equivalents and short-term investments at December 31, 2002 were $64.7 million, an increase of $9.0 million or 16% compared to the balance of $55.7 million at December 31, 2001.

        In December of 2000, we entered into a $25.0 million revolving credit facility ("Revolving Facility") with a bank. The Revolving Facility matures on December 31, 2003 and contains a $15.0 million sub-limit to support letters of credit. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires that we maintain certain financial ratios and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank's permission. The Revolving Facility is secured by substantially all of our assets. As of December 31, 2002, there were no outstanding borrowings under the Revolving Facility. Subsequent to year end, we obtained a waiver for the quarter ended December 31, 2002 of certain financial covenants under the Revolving Facility for which we were out of compliance. In order for amounts to be available to us under the Revolving Facility in the future, we are negotiating with the lender to amend the financial covenants.

        Net Cash Provided (Used) by Continuing Operating Activities—Net cash provided (used) by continuing operations was $9.4 million, ($24.5) million and $2.8 million in 2002, 2001 and 2000, respectively. Net loss in 2002, 2001 and 2000 was comprised of ($51.4) million, ($21.7) million and ($3.0) million from continuing operations, respectively, and $30.9 million from discontinued operations for 2000. During 2000, we also incurred a $2.1 million loss (net of income tax) from an extraordinary item arising from the early extinguishment of debt. Significant items impacting the difference between loss from continuing operations and cash flows from continuing operations in 2002 were $11.6 million provided by working capital, a $34.2 million increase in our restructuring accrual and $8.2 million provided by the realization of deferred tax assets. The $11.6 million provided by working capital primarily relates to a $6.3 million decrease in inventories and a $8.7 million decrease in receivables which were partially offset by a $2.2 million decrease in accruals, payables and income taxes. The $8.2 million provided by the realization of deferred tax assets relates to the receipt of an income tax refund generated by the carryback of our 2001 net operating loss. Significant items impacting the difference between net income from continuing operations and cash flows from continuing operations in 2001 were $9.7 million used by working capital, a $9.8 million increase in our restructuring accrual and an increase of $9.4 million in deferred tax assets. The $9.7 million used in working capital relates to a $25.9 million decrease in accruals, payables and income taxes which was partially offset by a $4.2 million decrease in inventories, a $11.1 million decrease in receivables and a $1.3 million decrease in other assets. The $25.9 million decrease in accruals, payables and income taxes was partially related to a $9.6 million income tax payment generated primarily from the approximately $30.1 million pre-tax gain from the sale of our remaining Palo Alto leasehold interest during our fourth quarter of 2000. Significant items impacting the difference between loss from continuing operations and cash flows from continuing operations in 2000 were $4.4 million used in working capital, $35.5 million of recapitalization merger cost and $30.2 million of net gains on the disposal of property, plant and equipment. The net gain on the disposal of property, plant and equipment primarily relates to a $30.1 million gain on the sale of real estate. The $4.4 million used in working capital relates to a $12.8 million increase in inventories and a $12.4 million increase in receivables which were partially offset by a $15.0 million increase in accruals, payables and income taxes and a $5.9 million decrease in other assets.

        Net Cash Provided (Used) by Investing Activities—Net cash provided (used) by investing activities was $8.1 million, ($680,000), and $71.8 million in 2002, 2001 and 2000, respectively. In 2002, we realized $59.4 million in proceeds from the sale of short-term investments and $1.9 million in proceeds from sales of equipment which was partially offset by $51.1 million used to purchase short-term investments and $2.0 million to invest in property, plant and equipment. In 2001, we used $75.9 million to purchase short-term investments and $11.1 million to invest in property, plant and equipment which were largely offset by $85.8 million provided by our sale of short-term investments. In 2000, our investing activities provided cash of $54.3 million from the sale of short-term investments, $62.3 million from the sale of our Telecommunications segment and proceeds related to the release of escrow from our previous discontinued operations, and $28.0 million of proceeds from real estate sales and asset retirements which was partially offset by $51.4 million used to purchase short-term investments and $21.4 million used to invest in property, plant and equipment. During 2003, we expect to invest approximately $1.0 to $2.0 million in capital expenditures. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so throughout 2003.

        Net Cash Provided (Used) by Financing Activities—Net cash provided (used) by financing activities totaled $820,000, $1.4 million and ($145.5) million in 2002, 2001 and 2000, respectively. In 2002, we received net cash of approximately $832,000 from the sale of our common stock to employees through our employee stock purchase and option plans. In 2001, we received net cash of approximately $1.4 million from the sale of our common stock to employees through our employee stock purchase and option plans. In 2000, our net cash used in financing activities primarily related to our recapitalization merger where we repurchased $270.2 million of common stock and incurred $35.5 million in recapitalization merger cost which was partially offset by the proceeds from the issuance of common and preferred stock of $160.3 million including our initial public offering in August 2000.

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

        We do not have any special purpose entities or off-balance sheet financing arrangements except for operating leases as discussed in Note 5 to the consolidated financial statements included elsewhere in this Form 10-K.

Other Matters

        Proposed Transaction—On September 19, 2002, we announced the receipt of a proposal from an affiliate, Fox Paine & Company LLC ("Fox Paine") to acquire all of the shares of our common stock held by unaffiliated stockholders for $1.10 per share in cash (the "Acquisition Proposal"). Fox Paine and its affiliates currently own approximately 66% of our outstanding shares or approximately 37.0 million shares of a total of approximately 56.5 million shares outstanding. Our Board of Directors formed a special committee composed of two independent directors not affiliated with Fox Paine (the "Special Committee") to review the Acquisition Proposal. The Special Committee retained its own independent legal and financial advisors to assist in reviewing the Acquisition Proposal. On March 27, 2003 Fox Paine withdrew their Acquisition Proposal. As of December 31, 2002, we have incurred approximately $509,000 of costs and expenses related to the Acquisition Proposal. These expenses continued into 2003.

        Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill will no longer be subject to amortization. The adoption of SFAS No. 142 in January 2002 did not have a material impact on our operating results or financial condition.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The adoption of SFAS No. 144 in January 2002 did not have a material impact on our operating results or financial condition.

        In July 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We have not yet determined the effect that the provisions of SFAS No. 145 would have on our operating results or financial position, if any.

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

        In November 2002, the EITF reached a consensus on Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables". The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by us. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. We are currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on our operating results or financial condition.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. We adopted the disclosure requirements of FIN 45 in the fourth quarter of fiscal 2002 (see Note 11 to our consolidated financial statements concerning the allowance for warranty costs). The recognition and measurement provisions will be applied to guarantees issued or modified after December 31, 2002. We have not determined the impact of FIN 45 on our operating results or financial condition.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosures required by SFAS No. 148 are included in these financial statements. We have not yet determined the effect that the transition provisions of SFAS No. 148 would have on our operating results or financial position, if any.

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

        Litigation—We are a defendant in four lawsuits, three of which are purported class action lawsuits, that have been filed against WJ Communications and its directors in connection with Fox Paines's proposal to purchase all of the shares of our common stock not held by Fox Paine and their affiliates which proposal was withdrawn by Fox Paine on March 27, 2003. Fox Paine is also a defendant in these lawsuits. One of the actions, which is not a purported class action, was filed by WJ Communications, Inc.'s former President and Chief Executive Officer, Malcolm J. Caraballo. Among other things, these lawsuits seek an injunction against the consummation of the proposed transaction and an award of unspecified compensatory damages. The specific cases are as follows:

        On September 23, 2002, a purported class action complaint was filed in the Court of Chancery in the State of Delaware in and for New Castle County (No. 19905) by Solomon Weiss, an alleged stockholder of WJ Communications, Inc. The complaint names as defendants WJ Communications, Inc. and each member of its board of directors as well as Fox Paine & Company, LLC. The complaint is a purported class action that alleges, among other things, that (i) Fox Paine & Company, LLC controls WJ Communications, Inc., (ii) the defendants have breached fiduciary duties they assertedly owed to WJ Communications, Inc.'s stockholders in connection with Fox Paine & Company, LLC's intent to purchase all of the shares of WJ Communications, Inc. common stock not held by Fox Paine & Company, LLC and (iii) the merger consideration is unfair and inadequate. The plaintiff seeks, among other things, an injunction against the consummation of the merger, recision of the transaction if it is consummated and an award of rescissory damages, an accounting and unspecified damages, an award of costs, and such other relief as the court may deem just and proper.

        On September 24, 2002, a purported class action complaint was filed in the Court of Chancery in the State of Delaware in and for New Castle County (No. 19906) by Luke Liem, an alleged stockholder of WJ Communications, Inc. The complaint names as defendants WJ Communications, Inc. and each member of its board of directors as well as Fox Paine & Company, LLC. The complaint is a purported class action that alleges, among other things, that (i) Fox Paine & Company, LLC controls WJ Communications, Inc., (ii) the defendants have breached fiduciary duties they assertedly owed to WJ Communications, Inc.'s stockholders in connection with Fox Paine & Company, LLC's intent to purchase all of the shares of WJ Communications, Inc. common stock not held by Fox Paine & Company, LLC and (iii) the merger consideration is unfair and inadequate. The plaintiff seeks, among other things, an injunction against the consummation of the merger, recision of the transaction if it is consummated and an award of rescissory damages, an accounting and unspecified damages, an award of costs, and such other relief as the court may deem just and proper.

        On November 7, 2002, an order of consolidation was entered by the court which consolidated the above two purported class action complaints filed by alleged stockholders, Mr. Weiss and Mr. Liem (consolidated case No. 19905).

        On November 8, 2002, a purported class action complaint was filed in the Superior Court of the State of California, County of Santa Clara (No. CV 812579) by Herbert Weil, an alleged stockholder of WJ Communications, Inc. The complaint names as defendants WJ Communications, Inc. and each member of its board of directors as well as Fox Paine & Company, LLC. The complaint is a purported class action that alleges, among other things, that (i) Fox Paine & Company, LLC controls WJ Communications, Inc., (ii) the defendants have breached fiduciary duties they assertedly owed to WJ Communications, Inc.'s stockholders in connection with Fox Paine & Company, LLC's intent to purchase all of the shares of WJ Communications, Inc. common stock not held by Fox Paine & Company, LLC and entering into the merger, with Fox Paine & Company, LLC and (iii) the merger consideration is unfair and inadequate. The plaintiff seeks, among other things, an injunction against the consummation of the merger, an award of costs and such other relief as the court may deem just and proper.

        On January 21, 2003, a complaint was filed in the Superior Court of the State of California, County of Santa Clara (No. CV 814188) by Malcolm J. Caraballo, Sallie Caraballo, Susan C. David, Michael K. David, Sherry Dorfman, Richard Dorfman, Richard Dorfman on behalf of Kelly Dorfman UGMA, and Adam Caraballo, each an alleged stockholder of WJ Communications, Inc. Malcolm J. Caraballo, was the President and Chief Executive Officer of WJ Communications, Inc. from January 31, 2000 to the time of his separation from WJ Communications, Inc. in March 2002. The complaint names as defendants WJ Communications, Inc. and each member of its board of directors as well as Fox Paine & Company, LLC. The complaint alleges, among other things, that (i) Fox Paine & Company, LLC controls WJ Communications, Inc., (ii) the defendants have breached fiduciary duties they assertedly owed to WJ Communications, Inc.'s stockholders in connection with Fox Paine & Company, LLC's intent to purchase all of the shares of WJ Communications, Inc. common stock not held by Fox Paine & Company, LLC and entering into the merger, with Fox Paine & Company, LLC and (iii) the merger consideration is unfair and inadequate. The plaintiffs seek, among other things, an injunction against the consummation of the merger, recision of the transaction if it is consummated and an award of unspecified compensatory damages, unspecified damages, an award of costs, and such other relief as the court may deem just and proper.

        We deny the allegations and intend to vigorously defend ourselves against these actions. Since these lawsuits are in the early stages of litigation, it is difficult at this time to evaluate whether we will incur any liability or to estimate the damages, or range of damages. While we do not expect the ultimate result of these lawsuits to have a material adverse effect on our results of operations, financial position or cash flow, there can be no assurance that this will be the case. We maintain a directors and officers liability insurance policy that provides $10 million of coverage with retention of $1 million and excess directors and officers liability reimbursement coverage of $5 million. However, there can be no assurance that our costs and expenses, including any monetary damages awarded to plaintiffs, will be covered by insurance or if covered, such insurance will be adequate.

        We currently are also involved in litigation and regulatory proceedings incidental to the conduct of our business and expect that we will be involved in other litigation and regulatory proceedings from time to time. While we believe that any adverse outcome of such pending matters will not materially affect our business or financial condition, there can be no assurance that this will be the case.

        The Company is also involved in various legal actions which arose in the ordinary course of its business activities. Management believes the final resolution of these matters should not have a material impact on its results of operations, cash flows, or financial position.

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

        Our sales for 2002 were $40.2 million compared to $62.2 million for 2001 due to sharply reduced end-customer demand in many of the communications end-markets which our products address. We incurred a net loss of $51.4 million for the year ended December 31, 2002.

        We expect that reduced end-customer demand, underutilization of our manufacturing capacity and other factors will continue to adversely affect our operating results in the near term resulting in additional losses in 2003. In order to return to profitability, we must achieve substantial revenue growth and we currently face an environment of uncertain demand in the markets our products address. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

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

        Slower economic activity, concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications and related industries, and international conflicts and terrorist and military activity have resulted in a downturn in worldwide economic conditions, particularly in the United States. As a result of these unfavorable economic conditions, during 2001 we experienced a significant slow down in customer orders, an increase in the number of cancellations and reschedulings of backlog and higher overhead costs as a percentage of our reduced net sales. Entering 2003, concerns remain regarding the timing, strength and duration of economic recovery in the semiconductor industry and commercial communications infrastructure markets. In addition, political and social turmoil related to international conflicts and terrorist acts place further pressure on economic conditions in the U.S. and to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations will likely be materially and adversely affected.

A small number of customers account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a reduction of sales.

        We depend on a small number of customers for a majority of our sales. During the year ended 2002, we had three customers which each accounted for more than 10% of our sales and in aggregate accounted for 62% of our sales, including sales to their respective manufacturing subcontractors. Sales to our 10% customers, including sales to their respective manufacturing subcontractors, in aggregate accounted for 71% of our sales for the year ended December 31, 2001 and 72% of our sales for the year ended December 31, 2000. In addition, most of our sales result from purchase orders or from contracts that can be cancelled on short-term notice. We expect that our key customers will continue to account for a substantial portion of our revenue in 2003 and in the foreseeable future. The loss of or a reduction in orders from a significant customer for any reason could cause our sales to decrease.

We depend solely on Richardson Electronics, Ltd. for distribution of our RF semiconductor products.

        On June 5, 2002 we entered into a distribution agreement with Richardson Electronics, Ltd. to act as the sole worldwide distributor of our complete line of RF semiconductor products. Our sales to Richardson Electronics, Ltd. represents 52%, 32% and 31% of our Semiconductor sales in 2002, 2001 and 2000, respectively. We cannot assure you that this expanded relationship will result in an improvement in sales of our semiconductor products. If this sole distributor fails to successfully market and sell our products, our semiconductor sales could materially decline. Our agreement with this distributor does not require it to purchase our products and is terminable at any time. If this distribution relationship is discontinued, our RF semiconductor sales could materially decline.

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

  •
  cost and expense of outsourcing our semiconductor manufacturing;

  •
  dependency on a limited number of outsourced semiconductor wafer fabrication facilities;

  •
  diversion of management's attention and resources as a result of defending against litigation matters;

  •
  cost, expense and any adverse outcome of the lawsuits filed against us and our directors in connection with Fox Paines's proposal to purchase all of the shares of our common stock not held by Fox Paine and their affiliates;

  •
  continued poor economic and market conditions in our industry; and

  •
  general economic and market conditions.

        Due to all of the foregoing factors, and the other risks discussed in this report, you should not rely on period-to-period comparisons of our operating results as an indication of future performance.

Under our realigned manufacturing strategy, we will be increasingly dependent upon third parties for the manufacture of our products.

        As we transition to a complete outsourcing business model, we will obtain an increasing portion of our wafer requirements from outside wafer fabrication facilities, known as foundries. There are significant risks associated with our reliance on third-party foundries, including:

  •
  the lack of ensured wafer supply, potential wafer shortages and higher wafer prices;

  •
  limited control over product delivery schedules, quality assurance and control, manufacturing yields and production costs; and

  •
  the unavailability of, or delays in obtaining, access to key fabrication process technologies.

        We have no long-term contracts with any foundry and we do not have a guaranteed level of production capacity at any foundry. The ability of each foundry to provide wafers to us is limited by its available capacity and our foundry suppliers could provide that limited capacity to its other customers. In addition, our foundry suppliers could reduce or even eliminate the capacity allocated to us on short notice. Moreover such a reduction or elimination is possible even after we have submitted a purchase order. If we choose to use a new foundry, it typically takes several months to complete the qualification process before we can begin shipping products from the new foundry.

        The foundries we use may experience financial difficulties or suffer damage or destruction to their facilities. If these events or any other disruption of wafer fabrication capacity occur, we may not have a second manufacturing source immediately available. We may therefore experience difficulties or delays in securing an adequate supply of our products, which could impair our ability to meet our customers' needs and have a material adverse effect on our operating results. In the event of these types of delays, we cannot assure you that the required alternate capacity, particularly wafer production capacity, would be available on a timely basis or at all. Even if alternate wafer production capacity is available, we may not be able to obtain it on favorable terms, which could result in a loss of customers. We may be unable to obtain sufficient manufacturing capacity to meet demand, either at our own facilities or through foundry or similar arrangements with others.

        In addition, the highly complex and technologically demanding nature of semiconductor manufacturing has caused foundries to experience from time to time lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. Lower than anticipated manufacturing yields may affect our ability to fulfill our customers' demands for our products on a timely and cost-effective basis.

        We cannot be certain that we will be able to maintain our good relationships with our existing foundries. In addition, we cannot be certain that we will be able to form relationships with other foundries as favorable as our current ones. Moreover, transferring from our internal fabrication facility or our existing foundries to another foundry, could require a significant amount of time and loss of revenue, and we cannot assure you that we could make a smooth and timely transition. If foundries are unable or unwilling to continue to supply us with these semiconductor products in required time frames and volumes or at commercially acceptable costs, our business may be harmed.

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

        Our new semiconductor products generally are incorporated into our customers' products at the design stage. We often incur significant expenditures for the development of a new product without any assurance that an equipment manufacturer will select our product for design into its own product. The value of our semiconductors largely depends on the commercial success of our customers' products and on the extent to which those products accommodate components manufactured by our competitors. We cannot assure you that we will continue to achieve design wins or that equipment that incorporates our products will ever be commercially successful.

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

        The companies in our target markets, communications equipment companies and service providers, face an extremely competitive environment. Some of the semiconductor and wireless products we design and sell are customized to work with specific customers' systems. If the companies with whom we establish business relations are not successful in building their systems, promoting their products, including new revenue-generating services, receiving requisite approvals and accomplishing the many other requirements for the success of their businesses, our growth will be limited. Furthermore, our customers may have difficulty obtaining parts from other suppliers causing these customers to cancel or delay orders for our products. In addition, we have limited ability to foresee the competitive success of our customers and to plan accordingly.

If the broadband cable and wireless communications markets fail to grow or they decline, our sales may not grow or may decline.

        Our future growth depends on the success of the broadband cable and wireless communications markets. The rate at which these markets will grow is difficult to predict. These markets may fail to grow or decline for many reasons, including:

  •
  insufficient consumer demand for broadband cable or wireless products or services;

  •
  the inability of the various communications service providers to access adequate capital to build their networks;

  •
  inefficiency and poor performance of broadband cable or wireless communications services compared to other forms of broadband access; and

  •
  real or perceived security or health risks associated with wireless communications.

        Throughout 2002, the demand for telecom equipment has been very soft. This weakness in demand is currently projected to continue throughout 2003 and potentially beyond based on customer forecasts for the purchase of our products. If the markets for our products in broadband cable or wireless communications decline, fail to grow, or grow more slowly than we anticipate, the use of our products may be reduced and our sales could suffer.

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

        We typically purchase our components and materials through purchase orders, and we have no guaranteed supply arrangements with any of our suppliers. We currently purchase several key components and materials used in the manufacture of our products from single or limited source suppliers. In the event one of our sole source suppliers is unable or unwilling to sell us material components this could have a significant adverse effect on our operations. Additionally, we may fail to obtain required components in a timely manner in the future. We may also experience difficulty identifying alternative sources of supply for the components used in our products. We would experience delays if we were required to test and evaluate products of potential alternative suppliers. Furthermore, financial or other difficulties faced by our suppliers or significant changes in demand for the components or materials they supply to us could limit the availability of those components or materials to us. In addition, we utilize overseas vendors in our semiconductor business to provide GaAs wafers, fabricate certain products and package the majority of our products. These vendors are located in Singapore, The Philippines, Malaysia, Taiwan and France. Reliance on oversea vendors subject us to risks and challenges such as:

  •
  compliance with a wide variety of foreign laws and regulations;

  •
  changes in laws and regulations relating to the import or export of semiconductor products;

  •
  legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;

  •
  political and economic instability in or for foreign conflicts involving the countries of our manufacturers and subcontractors causing delays in our ability to obtain our product;

  •
  reduced protection for intellectual property rights in some countries; and

  •
  fluctuations in freight rates and transportation disruptions.

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

We must gain access to improved process technologies.

        For our semiconductor products, our future success will depend upon our ability to continue to gain access to new and/or improved process technologies in order to adapt to emerging industry standards or competitive market conditions. In the future, we may be required to transition one or more of our products to process technologies with smaller geometries, other materials or higher speed in order to reduce costs and/or improve product performance. We may not be able to gain access to new process technologies in a timely or affordable manner. In addition, products based on these technologies may not achieve market acceptance.

Our controlling stockholder has the ability to take action that may adversely affect our business, our stock price and our ability to raise capital.

        As of December 31, 2002, Fox Paine & Company, LLC ("Fox Paine") is the indirect beneficial owner of 65.7% of our outstanding share capital. As a result, Fox Paine has and will continue to have control over the outcome of matters requiring stockholder approval, including the power to:

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

        Fox Paine's controlling interest could also subject us to a class action lawsuits which could result in substantial costs and divert our management's attention and financial resources from more productive uses. As previously announced, we received a proposal from Fox Paine to acquire all of the shares of our common stock held by unaffiliated stockholders for $1.10 per share in cash (the "Acquisition Proposal"). The Acquisition Proposal was withdrawn by Fox Paine on March 27, 2003. To date, three putative class action lawsuits and one lawsuit by our former chief executive officer have been filed against Fox Paine, the Company and certain of our current and former directors in connection with the Acquisition Proposal. The lawsuits seek to enjoin the Acquisition Proposal and unspecified compensatory damages. We cannot assure you that these proceedings will not adversely affect our business or our stock price, or that no additional purported class action lawsuits will be filed against us based on similar allegations. As of December 31, 2002, we have incurred approximately $509,000 of costs and expenses related to the Acquisition Proposal. These expenses continued into 2003. Furthermore, we cannot assure you that Fox Paine will not in the future attempt to acquire complete control of the Company or engage in a going private transaction.

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

        The market for wireless communications services is relatively new, rapidly evolving and intensely competitive, and we expect competition to intensify further in the future. Many of our current and potential competitors have substantially greater technical, financial, marketing, distribution and other resources than we have. Price competition is intense and the market prices and margins of products frequently decline after competitors begin making similar products. In addition, we compete with the captive manufacturing operations of large communications original equipment manufacturers such as Lucent Technologies, Marconi and Nortel Networks who are also our customers. They may decide at any time to satisfy some or all of their product needs through their own in-house sources. A number of our competitors may have greater name recognition and market acceptance of their products and technologies. Furthermore, our competitors, or the competitors of our customers, may develop new technologies, enhancements of existing products or new products that offer superior price or performance features. These new products or technologies could render obsolete our products or the systems of our customers into which our products are integrated.

We may pursue acquisitions and investments in new businesses, products or technologies that involve numerous risks, including the use of cash and diversion of management's attention.

        In the future, we may make acquisitions of and investments in new businesses, products and technologies. If we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. As a result of the rapid pace of technological change in the communications industry, we may misgauge the long-term potential of the acquired business or technology or the acquisition may not be complementary to our existing business. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management's attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could affect our profitability.

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

        The deregulation of the telecommunications industry has resulted in an increased number of service providers. Such increase, coupled with the expanding use of the Internet and data networking by businesses and consumers, has resulted in the rapid growth of the communications industry. This has led and will likely continue to lead to intense competition, short product life cycles, and, to some extent, regulatory uncertainty in and outside the United States. The course of the development of the communications industry is difficult to predict. For example, the delays in governmental approval processes that our customers are subject to, such as the issuance of site permits and the auction of frequency spectrum, have in the past caused, and may in the future cause, the cancellation, postponement or rescheduling of the installation of communications systems by our customers. A reduction in network infrastructure expenditures could negatively affect the sale of our products. Moreover, in the short term, deregulation may result in a delay or a reduction in the procurement cycle because of the general uncertainty involved with the transition period of businesses.

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

Our facilities are concentrated in an area susceptible to earthquakes.

        Our facilities are concentrated in an area where there is a risk of significant earthquake activity. Substantially all of the production equipment that currently accounts for our sales, as well as planned additional production equipment, is or will be located in a known earthquake zone. We cannot predict the extent of the damage that our facilities and equipment would suffer in the event of an earthquake or how such damage would affect our business. We do not maintain earthquake insurance.

Our stock price is highly volatile.

        The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering in August, 2000, through February 23, 2003, our common stock has traded at prices as low as $0.650 and as high as $59.875 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

        We sell a significant portion of our product to customers outside of the United States. Sales to customers outside of the United States accounted for approximately 34%, 42% and 53% of our sales in 2002, 2001 and 2000, respectively. We expect that sales to customers outside of the United States will continue to account for a significant portion of our sales. Although all of our foreign sales are denominated in U.S. dollars, such sales are subject to certain risks, including, among others, changes in regulatory requirements, the imposition of tariffs and other trade barriers, the existence of political, legal and economic instability in foreign markets, language and cultural barriers, seasonal reductions in business activities, our ability to receive timely payment and collect our accounts receivable, currency fluctuations, and potentially adverse tax consequences, which could adversely affect our business and financial results.

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

You may be unable to recover damages from Arthur Andersen LLP in the event financial information audited by Arthur Andersen LLP included or incorporated in this Annual Report on Form 10-K and any of our other public filings is determined to contain false statements.

        This Annual Report on Form 10-K, which includes the report of Arthur Andersen on our consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the two years in the period ended December 31, 2001, is incorporated by reference into our previously filed Registration Statements, File Nos. 333-52408 and 333-66244 on Form S-8 (collectively, the "Registration Statements"). After reasonable efforts, we have been unable to obtain Arthur Andersen's consent to incorporate by reference into the Registration Statements its audit report with respect to the financial statements of the Company as of December 31, 2001 and the two years then ended. Under these circumstances, Rule 437(a) under the Securities Act of 1933, as amended, permits us to file this Form 10-K without such consent from Arthur Andersen. However, as a result, the absence of such consent may limit recovery by investors on certain claims, including the inability of investors to assert claims against Arthur Andersen under Section 11 of the Securities Act of 1933, as amended, for any untrue statements of a material fact contained, or any omissions to state a material fact required to be stated, in those audited financial statements. In addition, the ability of Arthur Andersen to satisfy any claims (including claims arising from Arthur Andersen's provision of auditing and other services to us) may be limited as a practical matter due to recent events regarding Arthur Andersen.

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

        Cash, Cash Equivalents and Investments—Cash and cash equivalents consist of municipal bond funds and commercial paper acquired with remaining maturity periods of 90 days or less and are stated at cost plus accrued interest which approximates market value. Short-term investments consist primarily of high-grade debt securities (A rating or better) with maturity greater than 90 days from the date of acquisition and are classified as available-for-sale. Short-term investments classified as available-for-sale are reported at fair market value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax, until realized. These available-for-sale securities are subject to interest rate risk and will rise or fall in value if market interest rates change. They are also subject to short-term market risk. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

        The following table provides information about our investment portfolio and constitutes a "forward-looking statement." For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Expected Maturity Dates	Expected Maturity Amounts (in thousands)	Weighted Average Interest Rate
Cash equivalents:
2003	$43,446	1.35%
Short-term investments:
2003	21,221	1.72%

Fair value at December 31, 2002	$64,667

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of
WJ Communications, Inc.:

        We have audited the accompanying consolidated balance sheet of WJ Communications, Inc. and subsidiaries ("the Company") as of December 31, 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WJ Communications, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule listed in Item 15(a)(2), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
January 23, 2003 (March 27, 2003 as to the last paragraph of Note 8)

        We are including in this Annual Report on Form 10-K, pursuant to Rule 2-02(e) of Regulation S-X, a copy of the prior year's Report of Independent Public Accountants from the prior independent public accountants, Arthur Andersen LLP ("Andersen"). This report was previously issued by Andersen, for filing with our Annual Report on Form 10-K for fiscal year 2001, and has not been reissued by Andersen. This report refers to previous consolidated financial statements that are not included in the current filing (consisting of the consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the year ended December 31, 1999). Certain financial information for each of the two years in the period ended December 31, 2001 was not reviewed by Andersen and includes reclassifications to conform to our fiscal 2002 financial statement presentation and additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during such fiscal year.

SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

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

ARTHUR ANDERSEN LLP

San Jose, California
January 22, 2002

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,524	$25,216
Short-term investments	21,221	30,457
Receivables (net of allowances for doubtful accounts of $429 and $1,398, respectively)	3,978	11,748
Inventories	3,957	10,258
Deferred income taxes	6,048	14,202
Other	2,105	2,701

Total current assets	80,833	94,582

PROPERTY, PLANT AND EQUIPMENT, net	14,409	32,214
OTHER ASSETS	306	220

	$95,548	$127,016

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,555	$3,849
Accrued expenses	1,602	2,335
Accrued payroll and profit sharing	1,806	2,011
Accrued workers' compensation	790	1,072
Restructuring accrual (Note 10)	2,649	493

Total current liabilities	9,402	9,760

OTHER LONG-TERM OBLIGATIONS (Notes 5 and 10)	36,528	17,534

COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value-authorized and unissued, 10,000,000 shares; no shares outstanding	—	—
Common stock, $0.01 par value-authorized, 100,000,000 shares at December 31, 2002 and 2001; outstanding: 56,358,519 and 55,980,258 at December 31, 2002 and 2001, respectively	564	560
Additional paid-in capital	179,172	178,241
Accumulated deficit	(129,808)	(78,373)
Deferred stock compensation	(292)	(702)
Other comprehensive loss	(18)	(4)

Total stockholders' equity	49,618	99,722

	$95,548	$127,016

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2002	December 31, 2001	December 31, 2000
	(In thousands, except per share amounts)
Sales	$40,156	$62,220	$115,797
Cost of goods sold	28,862	58,860	72,027

Gross profit	11,294	3,360	43,770
Operating expenses:
Research and development	17,807	17,193	19,064
Selling and administrative	10,759	13,771	15,927
Amortization of deferred stock compensation (*)	513	593	1,042
Recapitalization merger and other	509	—	35,453
Restructuring charges (Note 10)	34,233	9,797	—

Total operating expenses	63,821	41,354	71,486

Loss from operations	(52,527)	(37,994)	(27,716)
Interest income	1,218	3,015	3,320
Interest expense	(142)	(238)	(3,353)
Other income (expense)—net	16	693	(1,390)
Gain on dispositions of real property	—	325	30,892

Income (loss) from continuing operations before income taxes	(51,435)	(34,199)	1,753
Income tax (provision) benefit	—	12,528	(4,707)

Loss from continuing operations	(51,435)	(21,671)	(2,954)
Discontinued operations (Note 12):
Income from discontinued operations, net of income taxes of $91	—	—	212
Gain on disposition, net of income taxes of $20,471	—	—	30,706

Income (loss) before extraordinary item	(51,435)	(21,671)	27,964
Extraordinary item—early extinguishment of debt, net of income tax benefit of $1,250	—	—	(2,050)

Net income (loss)	$(51,435)	$(21,671)	$25,914

Basic per share amounts:
Income (loss) from continuing operations	$(0.91)	$(0.39)	$(0.20)
Discontinued operations:
Income from operations, net of income taxes	—	—	—
Gain on disposition, net of income taxes	—	—	0.48
Extraordinary item, net of income taxes	—	—	(0.03)

Net income (loss)	$(0.91)	$(0.39)	$0.25

Basic average shares	56,291	55,629	63,337
Diluted per share amounts:
Income (loss) from continuing operations	$(0.91)	$(0.39)	$(0.20)
Discontinued operations:
Income from operations, net of income taxes	—	—	—
Gain on disposition, net of income taxes	—	—	0.48
Extraordinary item, net of income taxes	—	—	(0.03)

Net income (loss)	$(0.91)	$(0.39)	$0.25

Diluted average shares	56,291	55,629	63,337
(*) Amortization of deferred stock compensation excluded from the following expenses
Cost of goods sold	$30	$72	$82
Research and development	75	132	227
Selling and administrative	408	389	733

	$513	$593	$1,042

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31, 2002	December 31, 2001	December 31, 2000
	(In thousands)
Net income (loss)	$(51,435)	$(21,671)	$25,914
Other comprehensive income:
Unrealized holding gains (losses) on securities arising during period	(14)	332	(735)
Less: reclassification adjustment for gains (losses) included in net income (loss)	—	340	(942)

Net unrealized holding gains (losses) on securities—net of income tax benefit (provision) of $9, $5, and $(132) respectively	(14)	(8)	207

Comprehensive income (loss)	$(51,449)	$(21,679)	$26,121

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock
	Shares (as restated for stock split—Note 6)	Dollars	Shares (as restated for stock split—Note 6)	Dollars	Additional Paid in Capital
	(In thousands, except share amounts)
Balance, January 1, 2000	200,497,470	$37,798	—	$—	$—
Net income	—	—	—	—	—
Stock option transactions	163,287	186	—	—	2
Common stock redemption related to recapitalization merger	(197,034,960)	(33,017)	—	—	—
Common stock issued	46,334,240	55,057	—	—	99,424
Subscription for common stock	3,806,465	5,417	—	—	—
Repayments on subscriptions	—	—	—	—	—
Cost associated with issuance of common stock	—	—	—	—	(10,975)
Preferred stock issued	—	—	1,498,800	12,500	—
Cost associated with issuance of preferred stock	—	—	—	(1,302)	—
Conversion of preferred to common/recognition of beneficial conversion	1,498,800	15	(1,498,800)	(11,198)	21,165
Deferred stock compensation	—	4,234	—	—	10
Amortization of deferred stock compensation	—	—	—	—	—
Common stock redemption related to employee termination	(20,250)	(22)	—	—	(6)
Conversion to Delaware corporation $.01 par value common stock at reincorporation	—	(69,116)	—	—	69,116
Unrealized holding gains on securities—net of taxes of $132	—	—	—	—	—

Balance, December 31, 2000	55,245,052	552	—	—	178,736
Net loss	—	—	—	—	—
Common stock issued	113,455	1	—	—	516
Stock option transactions	621,751	7	—	—	896
Amortization of deferred stock compensation	—	—	—	—	—
Elimination of deferred compensation related to stock options forfeited	—	—	—	—	(1,907)
Unrealized holding losses on securities—net of taxes of $5	—	—	—	—	—

Balance, December 31, 2001	55,980,258	560	—	—	178,241
Net loss	—	—	—	—	—
Common stock issued	275,107	3	—	—	676
Stock option transactions	82,324	1	—	—	152
Issuance of restricted stock awards	20,830	—	—	—	402
Amortization of deferred stock compensation	—	—	—	—	—
Elimination of deferred compensation related to stock options forfeited	—	—	—	—	(299)
Unrealized holding losses on securities—net of taxes of $9	—	—	—	—	—

Balance, December 31, 2002	56,358,519	$564	—	$—	$179,172

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

	Retained Earnings Accumulated (Deficit)	Other Comprehensive Income (Loss)	Deferred Stock Compensation	Subscriptions Receivable	Total Stockholders' Equity
	(In thousands, except share amounts)
Balance, January 1, 2000	$164,542	$(203)	$—	$—	$202,137
Net income	25,914	—	—	—	25,914
Stock option transactions	—	—	—	—	188
Common stock redemption related to recapitalization merger	(237,086)	—	—	—	(270,103)
Common stock issued	—	—	—	—	154,481
Subscription for common stock	—	—	—	(5,417)	—
Repayments on subscriptions	—	—	—	5,417	5,417
Cost associated with issuance of common stock	—	—	—	—	(10,975)
Preferred stock issued	—	—	—	—	12,500
Cost associated with issuance of preferred stock	—	—	—	—	(1,302)
Conversion of preferred to common/recognition of beneficial conversion	(9,982)	—	—	—	—
Deferred stock compensation	—	—	(4,244)	—	—
Amortization of deferred stock compensation	—	—	1,042	—	1,042
Common stock redemption related to employee termination	(90)	—	—	—	(118)
Conversion to Delaware corporation $.01 par value common stock at reincorporation	—	—	—	—	—
Unrealized holding gains on securities—net of taxes of $132	—	207	—	—	207

Balance, December 31, 2000	(56,702)	4	(3,202)	—	119,388
Net loss	(21,671)	—	—	—	(21,671)
Common stock issued	—	—	—	—	517
Stock option transactions	—	—	—	—	903
Amortization of deferred stock compensation	—	—	593	—	593
Elimination of deferred compensation related to stock options forfeited	—	—	1,907	—	—
Unrealized holding losses on securities—net of taxes of $5	—	(8)	—	—	(8)

Balance, December 31, 2001	(78,373)	(4)	(702)	—	99,722
Net loss	(51,435)	—	—	—	(51,435)
Common stock issued	—	—	—	—	679
Stock option transactions	—	—	—	—	153
Issuance of restricted stock awards	—	—	(402)	—	—
Amortization of deferred stock compensation	—	—	513	—	513
Elimination of deferred compensation related to stock options forfeited	—	—	299	—	—
Unrealized holding losses on securities—net of taxes of $9	—	(14)	—	—	(14)

Balance, December 31, 2002	$(129,808)	$(18)	$(292)	$—	$49,618

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2002	December 31, 2001	December 31, 2000
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(51,435)	$(21,671)	$25,914
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Recapitalization merger costs	—	—	35,453
Restructuring charges	34,233	9,797	—
Depreciation and amortization	5,747	5,573	3,270
Amortization of discounts (premiums)	984	442	(622)
Extraordinary item, net of income taxes	—	—	2,050
Net gain (loss) on disposal of property, plant & equipment	500	(395)	(30,202)
Deferred income taxes	8,162	(9,356)	(1,347)
Amortization of deferred stock compensation	513	593	1,042
Amortization of deferred financing costs	18	29	—
Provision for (reduction in) doubtful accounts	(720)	(130)	1,232
Write-off of uncollectible accounts to allowance	(249)	(208)	—
Net results of discontinued operations and gain on disposal	—	—	(30,918)
Net changes in:
Receivables	8,739	11,139	(12,419)
Inventories	6,301	4,198	(12,811)
Other assets	603	1,537	5,552
Accruals, payables and income taxes	(2,239)	(25,563)	16,603
Restructuring liabilities	(1,770)	(435)	—

Net cash provided (used) by continuing operating activities	9,387	(24,450)	2,797
Net cash provided (used) by discontinued operations	—	—	(11,132)

Net cash provided (used) by operating activities	9,387	(24,450)	(8,335)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,045)	(11,096)	(21,409)
Purchase of short-term investments	(51,125)	(75,909)	(51,408)
Proceeds from sale of short-term investments	59,354	85,821	54,302
Proceeds from sale of discontinued operations	—	—	62,288
Proceeds on real property sales and assets retirements	1,917	504	27,996

Net cash provided (used) by investing activities	8,101	(680)	71,769

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	40,000
Payments on long-term borrowings and financing costs	(12)	(43)	(40,164)
Net proceeds from issuances of common and preferred stock	832	1,419	160,309
Repurchase of common stock	—	—	(270,221)
Recapitalization merger costs	—	—	(35,453)

Net cash provided (used) by financing activities	820	1,376	(145,529)

Net increase (decrease) in cash and equivalents	18,308	(23,754)	(82,095)
Cash and cash equivalents at beginning of year	25,216	48,970	131,065

Cash and cash equivalents at end of year	$43,524	$25,216	$48,970

Other cash flow information:
Income taxes paid (refunded), net	$(8,157)	$6,656	$8,349
Interest paid	124	284	3,000
Noncash investing and financing activities:
Preferred stock dividend-assumed beneficial conversion	$—	$—	$9,982
Issuance of restricted stock awards	402	—	—

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS OF THE COMPANY

        WJ Communications, Inc. (formerly Watkins-Johnson Company, the "Company") was founded in 1957 in Palo Alto, California. The Company was originally incorporated in California and reincorporated in Delaware in August 2000. For more than 30 years, the Company developed and manufactured microwave devices for government electronics and space communications systems used for intelligence gathering and communication. In 1996, the Company began to develop commercial applications for its military technologies. The Company's continuing operations design, develop and manufacture innovative, high quality commercial communications products that enable voice, data and image transport over broadband cable and wireless communications networks around the world. The Company's products are comprised of advanced, highly functional components and integrated assemblies which address the radio frequency challenges faced by both current and next generation commercial communications networks. The Company's products are used by telecommunication equipment manufacturers in the network infrastructure supporting and facilitating mobile communications and enhanced voice services. The Company previously operated through other segments and has treated its former Government Electronics, Semiconductor Equipment and Telecommunication segments as discontinued operations. All segments classified as discontinued operations were divested by March 31, 2000.

        On October 25, 1999, an affiliate of Fox Paine entered into a recapitalization merger transaction with the Company. The recapitalization merger transaction was the culmination of a strategy implemented by the predecessor Board of Directors in February 1999 to seek to maximize shareholder value by pursuing the sale of the Company in its entirety or as separate business groups. The predecessor Board decided to divest the microwave products group in 1997, the semiconductor equipment group in 1999 and the telecommunications group in early 2000, in some cases along with associated real estate assets. The Company replaced the majority of its senior management and its entire Board of Directors upon the closing of the recapitalization merger on January 31, 2000. Since the recapitalization merger, the Company has been focused exclusively on providing product solutions that enable and facilitate the development of fiber optic, broadband cable and wireless network infrastructure. In April 2000, the Company changed its name from Watkins-Johnson Company to WJ Communications, Inc. to highlight its focus on the commercial communications markets. The Company reincorporated in Delaware and effected a 3-for-2 stock split on August 15, 2000. The Company completed its initial public offering ("IPO") on August 18, 2000. Net proceeds from the IPO were approximately $88.4 million after deducting underwriters' discounts and commissions and expenses. At the end of 2002, the Company exited its fiber optics business due to the prolonged downturn in that market.

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

2. SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION—The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all intercompany balances and transactions. The Company disposed of its Telecommunications segment in January 2000. The consolidated financial statements reflect such dispositions and results of operations of this segment as discontinued operations. For additional information on discontinued operations, see Note 12.

        RECLASSIFICATIONS—Certain amounts for 2001 have been reclassified to conform with the 2002 presentation. Such reclassifications did not have any impact on net loss or stockholders' equity.

        CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS—Cash and cash equivalents consist of money market funds and commercial paper acquired with remaining maturities of 90 days or less and are stated at cost plus accrued interest which approximates market value. Short-term investments consist primarily of high-grade debt securities (A rating or better) with maturities greater than 90 days from the date of acquisition and are classified as available-for-sale. Short-term investments classified as available-for-sale are reported at fair market value with unrealized gains or losses excluded from earnings and reported as other comprehensive income (loss), a separate component of stockholders' equity, net of tax, until realized. Realized gains and losses are included in the accompanying consolidated statements of operations as other income (expense)—net.

        FAIR VALUE OF FINANCIAL INSTRUMENTS—The carrying value of cash and equivalents, short-term investments, receivables and accounts payable are a reasonable approximation of their fair market value due to the short-term maturities of those instruments.

        INVENTORIES—Inventories are stated at the lower of cost, using average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Provisions, when required, are made to write-down excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. Inventories, net of provisions for excess and obsolete amounts, at December 31, 2002 and 2001 consisted of the following (in thousands):

	December 31,
	2002	2001
Finished goods	$1,870	$3,665
Work in progress	1,013	595
Raw materials and parts	1,074	5,998

	$3,957	$10,258

        PROPERTY, PLANT AND EQUIPMENT—Property, plant and equipment are stated at cost. Provision for depreciation and amortization is primarily based on the straight-line method over the assets' estimated useful lives ranging from four to ten years. Leasehold improvements are amortized over the shorter of the remaining lease term or the asset's useful life. Costs incurred to maintain property, plant and equipment that do not increase the useful life of the underlying asset are expensed as incurred.

        At December 31, 2002 and 2001, property, plant and equipment consisted of the following (in thousands):

	December 31,
	2002	2001
Buildings and improvements	$4,539	$10,136
Machinery and equipment	26,287	42,692
Construction in progress	—	186

	30,826	53,014
Accumulated depreciation and amortization	(16,417)	(20,800)

Property, plant and equipment—net	$14,409	$32,214

        IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with Statement of Financial Accounting Standards ("SFAS") No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors we consider that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected, future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; or significant technological changes, which would render equipment and manufacturing processes obsolete. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In 2002, the Company recorded an asset impairment of $4.4 million for assets held for use and $3.9 million for assets held for sale as part of the Company's restructuring charge as detailed in Note 10.

        REVENUE RECOGNITION—Revenues from product sales are recognized when all of the following conditions are met: the product has been shipped, the Company has the right to invoice the customer at a fixed price, the collection of the receivable is probable and there are no significant obligations remaining. Generally, title passes upon shipment of the Company's products. Certain contracts are under a consignment arrangement under which title to the Company's products does not pass until the customer utilizes these products in its production processes. Consequently, revenue is recognized on these contracts only when these customers notify the Company of product consumption. In addition to internal sales efforts, The Company uses a distributor to sell semiconductor products. Revenues from this distributor are recognized upon shipment based on the following factors: the sales price is fixed or determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributor has separate economic substance, the Company has no obligation with respect to the resale of the distributor's inventory, and the Company believes it can reasonably estimate the potential returns from its distributor based on their history and its visibility in the distributor's success with its products and into the market place in general. During the quarter ended July 1, 2001, the Company began using two distributors for sales of certain fixed wireless products. Lacking history with these distributors, the Company recorded revenue on these fixed wireless products at the time of the distributors' sale to the ultimate end customer. During the quarter ended March 31, 2002, the Company terminated its agreement with these two distributors as part of its exit from the fixed wireless customer premise equipment ("CPE") market.

        WARRANTY—The Company provides a warranty on standard products and components and products developed for specific customers or program applications. Such warranty generally ranges from 12 to 24 months. The Company estimates the cost of warranty based on its historical field return rates.

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

        PER SHARE INFORMATION—Basic earnings (loss) per share is computed using the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options were exercised or converted into common stock and shares related to contributions under the Employee Stock Purchase Plan for pending purchases, however, such adjustments are excluded when they are considered anti-dilutive.

        CONCENTRATION OF CREDIT RISK—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and receivables. The Company invests in a variety of financial instruments such as money market funds, commercial paper and high quality corporate bonds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. During the year ended December 31, 2002, the Company had three customers which, including sales to their respective manufacturing subcontractors, accounted for 62% of its total sales. These customers account for 63% of the Company's accounts receivable at December 31, 2002. During the year ended December 31, 2001, the Company had four customers which, including sales to their respective manufacturing subcontractors, accounted for 71% of its total sales. These customers account for 84% of the Company's accounts receivable at December 31, 2001. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

        USE OF ESTIMATES—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Key estimates include allowance for doubtful accounts, provisions for excess and obsolete inventories, valuation on tax assets and restructuring accruals. Actual results could differ from those estimates.

        STOCK-BASED COMPENSATION—The Company accounts for stock-based compensation granted to employees and directors under the intrinsic value method as defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Proforma disclosures for net income (loss)

and earnings (loss) per share as if the fair value based method was used are included in Note 6 in accordance with SFAS 123 "Accounting for Stock-based Compensation."

        RECENT ACCOUNTING PRONOUNCEMENTS—In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill will no longer be subject to amortization. The adoption of SFAS No. 142 in January 2002 did not have a material impact on the Company's operating results or financial condition.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The adoption of SFAS No. 144 in January 2002 did not have a material impact on the Company's operating results or financial condition.

        In July 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company has not yet determined the effect that the provisions of SFAS No. 145 would have on its operating results or financial position, if any.

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

        In November 2002, the EITF reached a consensus on Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables". The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The Company is currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on its operating results or financial condition.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company adopted the disclosure requirements of FIN 45 in the fourth quarter of fiscal 2002 (see Note 11 concerning the allowance for warranty costs). The recognition and measurement provisions will be applied to guarantees issued or modified after December 31, 2002. The Company has not determined the impact of FIN 45 on its operating results or financial condition.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123". This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosures required by SFAS No. 148 are included in these financial statements. The Company has not yet determined the effect that the transition provisions of SFAS No. 148 would have on its operating results or financial position, if any.

3. SHORT-TERM INVESTMENTS

        The fair value of the amortized cost of available-for-sale securities at December 31, 2002 and 2001, including unrealized holding gains and losses, are presented in the table which follows. Fair values are based on quoted market prices. Available-for-sale securities are classified as current assets and have an average maturity of less than 6 months. Gross proceeds from the sale of short-term investments were $60.3 million and $86.3 million during 2002 and 2001, respectively. Gross gains and losses realized on such sales or maturities were not material. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

        Short-term investments are summarized, as follows (in thousands):

	December 31,
	2002	2001
Cost	$21,251	$30,463
Unrealized holding (losses)	(30)	(6)

Market value	$21,221	$30,457

4. LONG-TERM DEBT

        In December of 2000, the Company entered into a $25.0 million revolving credit facility ("Revolving Facility") with a bank. The Revolving Facility matures on December 31, 2003 and contains a $15.0 million sub-limit to support letters of credit. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at the Company's option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires the Company to maintain certain financial ratios and contains limitations on, among other things, the Company's ability to incur indebtedness, pay dividends and make acquisitions without the bank's permission. The Revolving Facility is secured by substantially all of the Company's assets. As of December 31, 2002, there were no outstanding borrowings under the Revolving Facility. The Company has letters of credit of $4.3 million outstanding as of December 31, 2002 against which no amounts have been drawn. Subsequent to year end, the Company obtained a waiver for the quarter ended December 31, 2002 of certain financial covenants under the Revolving Facility for which it was out of compliance. In order for amounts to be available to the Company under the Revolving Facility in the future, management is negotiating with the lender to amend the financial covenants.

        On January 31, 2000, the Company entered into a credit facility ("Facility") with CIBC World Markets Corp., among others. The Facility included a $25 million term A loan, a $15 million term B loan and a $15 million five-year revolver maturing in 2004. The Facility was repaid in August 2000 with a portion of the proceeds from the Company's initial public offering resulting in a $2.1 million extraordinary item (net of tax) related to the write-off of the remaining unamortized deferred financing cost.

5. OTHER LONG-TERM OBLIGATIONS

        Long-term obligations, excluding amounts due within one year, consist of the following (in thousands):

	December 31,
	2002	2001
Environmental remediation	$94	$143
Restructuring accrual (Note 10)	25,370	6,338
Deferred rent and deposits	574	563
Deferred income taxes—reserves for income tax contingencies (Note 7)	10,490	10,490

Total	$36,528	$17,534

        ENVIRONMENTAL REMEDIATION—As discussed in Note 8, the Company is obligated to remediate groundwater contamination at its former Palo Alto, California, facility.

        LEASES—In 2000, the Company entered into a lease on a new facility located in San Jose, California. The new facility consists of two buildings: a larger building of approximately 82,000 square feet and a smaller building of approximately 42,000 square foot. Both buildings are leased for ten years. The larger building had a beginning base monthly rent of $158,340 for the first twelve months, which increases by 4% over each succeeding twelve month period. The smaller building had a beginning base monthly rent of $94,500 for the first twelve months which will also increase by 4% over each succeeding twelve month period. The Company also has noncancellable operating leases for its Milpitas, California facility and certain equipment expiring on various dates through the year 2006. In September 2001, the Company decided to abandon the smaller building at its San Jose facility based on revised anticipated demand for its products and current market conditions (see Note 10 for further discussion of the Company's lease loss accrual). As of December 31, 2002, the Company has signed three tenants to cover approximately 76% of the excess leased space. Any sub-lease tenants are subject to the landlord's consent. In September 2002, the Company decided to abandon a portion of the larger building at its San Jose facility based on revised anticipated demand for its products and current market conditions. This excess space, for which the Company has a remaining eight year commitment, is located on the first floor of the Company's current corporate headquarters and originally housed a portion of the Company's optics and integrated assemblies manufacturing operations (see Note 10 for further discussion of the Company's lease loss liability accrual). The Company is actively seeking tenants to occupy the excess leased space. In December 2002, the Company decided to abandon its Milpitas facility within one year based on its decision to completely outsource its internal wafer fabrication capacity. At that time, the Company will have a remaining two year commitment for this excess space (see Note 10 for further discussion of the Company's lease loss accrual).

        Minimum lease commitments net of sub-lease income as of December 31, 2002 under noncancellable leases are as follows (in thousands):

Operating Leases
Lease payments:
2003	$3,085
2004	3,581
2005	4,227
2006	4,349
2007	4,015
Remaining years	11,688

Total	$30,945

        Rent expense included in continuing operations for property and equipment relating to operating leases in the years ended December 31, 2002, 2001 and 2000 was $2.8 million, $3.6 million and $1.8 million, respectively.

        The 2001 rent expense includes the rent expense for the Company's abandoned leased building for the period from March, 2001 through August, 2001 which totals $567,000. Beginning in September, 2001, all remaining outstanding lease payments for this property were accrued as part of the restructuring charge taken in the third quarter of 2001 (see Note 10). The 2002 rent expense includes the rent expense for the Company's partially abandoned leased building for the period from January, 2002 through September, 2002 which totals approximately $753,000. Beginning in October, 2002, all remaining outstanding lease payments for this abandoned space were accrued as part of the restructuring charge taken in the third quarter of 2002 (see Note 10). Beginning in 2004, the remaining outstanding lease payments associated with the Company's Milpitas facility were accrued as part of the restructuring charge taken in the fourth quarter of 2002 (see Note 10).

        In October 2000 the Company moved its operations from Palo Alto, California to its new facility in San Jose, California, and sold the remaining Palo Alto lease rights to a third party for $28.5 million in December, 2000 (see Note 14). In connection with this sale, the Company recorded a pre-tax gain of $30.1 million.

        The Company sub-leased a portion of its former Palo Alto, California facility under a short-term operating lease which expired in October 2000. Included in Other Income (Expense), net for 2000 is approximately $411,000 of loss after expenses from this sub-lease agreement.

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

        Activity under the stock option plans during 2002, 2001 and 2000 are set forth below:

	Shares	Weighted Average Exercise Price
2000
Granted	15,211,195	$1.69
Exercised	(26,296)	$1.37
Terminated	(47,450)	$1.88
At December 31:
Outstanding	15,137,449	$1.69
Exercisable	2,192,264	$1.37
Reserved for future grants	1,906,254
	Shares	Weighted Average Exercise Price
2001
Granted	1,714,500	$2.67
Exercised	(621,751)	$1.37
Terminated	(1,293,416)	$3.82
At December 31:
Outstanding	14,936,782	$1.64
Exercisable	4,078,820	$1.48
Reserved for future grants	3,485,170
	Shares	Weighted Average Exercise Price
2002
Granted	3,380,000	$2.07
Exercised	(82,324)	$1.47
Terminated	(3,048,970)	$1.93
At December 31:
Outstanding	15,185,489	$1.66
Exercisable	5,503,099	$1.49
Reserved for future grants	3,154,140

        Prior to the Company's initial public offering, the board of directors determined the fair market value of its stock for purposes of issuing common stock options based upon recent sales of its securities and other market factors.

        In conjunction with the issuance of certain stock options in 2000, 14,277,795 options were granted at an average exercise price of $1.37 per share which was equal to the weighted average fair value of common stock of $1.37 per share at the date of grant. This fair value was determined by using the same fair value used in the recapitalization merger transaction which was completed in January 2000. Additionally, the Company granted 791,000 options where the weighted average exercise price of $5.31 per share was less than the deemed weighted average fair value of common stock of $10.08 per share. The Company also sold 81,000 shares of common stock where the weighted average sales price of $3.82 per common share was less than the deemed weighted average fair value of common stock of $9.51 per share. In February 2002 the Company granted 300,000 shares of restricted common stock for a purchase price of $0.01 per share which was less than the fair value of common stock of $2.90. In August 2002 the Company granted 100,000 shares of restricted common stock for a purchase price of $0.01 per share which was less than the fair value of common stock of $0.75. The Company has recorded deferred stock compensation in the aggregate amount of $2.5 million, net of forfeitures, representing the differential between the deemed fair value of the Company's common stock and the exercise price at the date of grant for options or date of sale for stock purchases.

        The Company is amortizing this amount using the straight line method over the vesting period of the options and restricted stock granted. The Company recorded $513,000, $593,000 and $1.0 million of deferred stock compensation expense in the years ended December 31, 2002, 2001 and 2000, respectively, in the accompanying financial statements. Subsequent to the Company's IPO, the fair market value of the stock for purposes of issuing common stock options is based upon the market price of the Company's stock on the date of grant. The Company's stock option plans ("Plans") provide that options granted under the Plans will have a term of no more than 10 years. Options granted under the Plans have vesting periods ranging from immediate to 9 years. The provisions of the Plans provide that under certain circumstances, such as a change in control, the achievement of certain performance objectives, or certain liquidity events, the outstanding option may be subject to accelerated vesting.

        The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.71 to $0.80	1,260,000	9.6	$0.79	—	$—
$1.09 to $1.37	11,205,779	6.5	$1.37	5,313,344	$1.37
$2.01 to $2.96	2,550,500	8.9	$2.76	132,900	$2.26
$3.85 to $3.85	25,000	9.0	$3.85	5,000	$3.85
$6.67 to $9.75	110,000	8.1	$9.49	39,050	$9.55
$12.94 to $16.00	20,750	7.7	$15.23	8,725	$15.62
$26.75 to $26.75	13,460	7.7	$26.75	4,080	$26.75

$0.71 to $26.75	15,185,489	7.1	$1.66	5,503,099	$1.49

        EMPLOYEE STOCK PURCHASE PLAN ("ESPP")—On May 23, 2001, at the Company's Annual Meeting of Stockholders, the Company's stockholders approved the adoption of the Company's 2001 Employee Stock Purchase Plan (the "Purchase Plan") to be effective as of May 1, 2001. Up to 1,500,000 shares of Common Stock may be issued under the Purchase Plan. The details of the Purchase Plan can be found in the Company's Schedule 14A "Information Required in Proxy Statement" filed with the Securities and Exchange Commission on April 27, 2001. Under the plan, all eligible employees may purchase shares of the Company's common stock at six-month intervals at 85% of fair market value (calculated in the manner provided under the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation. In fiscal 2002, 264,139 shares were issued under this plan at an average price of $0.86. In fiscal 2001, 120,816 shares were issued under this plan at an average price of $2.21. At December 31, 2002, 1,115,045 shares were available for future issuance under the plan.

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

PRO FORMA INFORMATION—STOCK BASED COMPENSATION

        As discussed in Note 2, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Pro forma information regarding results of operations and net income (loss) per share is required by FASB Statement

No. 123 for stock-based awards to employees as if the Company had accounted for such awards under the fair value method of the Statement. As discussed in Note 6, pre-IPO, the Company granted certain options and sold certain shares of common stock below the deemed fair value. Subsequent to the IPO, the fair market value of the stock for purposes of issuing common stock options is based upon the market price of the Company's stock on the date of grant. During 2002, the Company granted 300,000 shares of restricted common stock for a purchase price of $0.01 per share which was less than the fair value of common stock of $2.90 and granted 100,000 shares of restricted common stock for a purchase price of $0.01 per share which was less than the fair value of common stock of $0.75. In total, the Company has recorded deferred stock compensation of $2,440,000, net of forfeitures, of which $513,000, $593,000 and $1.0 million of deferred stock compensation expense was recognized in the years ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively.

        Stock-based awards granted subsequent to the IPO have been valued using the Black-Scholes option pricing model. Estimates and other assumptions necessary to apply the Black-Scholes model may differ significantly from assumptions used in calculating the value of options granted prior to the IPO under the minimum value method. The weighted average fair value of stock-based awards granted in fiscal years 2002, 2001 and 2000 reported below have been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000
Employee Stock Option Plans
Fair value	$1.43	$2.11	$0.77
Dividend yield	0.0%	0.0%	0.0%
Volatility	97.0%	120.0%	142.0	%(1)
Risk free interest rate at the time of grant	3.7%	4.1%	6.6%
Expected term to exercise (in months from the vest date)	48.0	48.0	12.0	(1)
Employee Stock Purchase Plan
Fair value	$0.86	$3.50	—
Dividend yield	0.0%	0.0%	—
Volatility	74.5%	120.0%	—
Risk free interest rate at the time of grant	2.0%	3.9%	—
Expected term to exercise (in months from the vest date)	6.0	6.0	—

(1)
Applicable to options granted subsequent to the IPO.

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

        The following table illustrates the effect on net income (loss) had compensation cost for all of the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans, and amortized to expense over the vesting period of the awards consistent with the methodology prescribed under SFAS 123, "Accounting for Stock-Based Compensation" (in thousands):

	Year Ending December 31,
	2002	2001	2000
Reported net income (loss)	$(51,435)	$(21,671)	$25,914
Add: Total stock-based employee compensation expense included in reported net loss	513	593	1,042
Deduct: Total stock-based employee compensation expense under fair value based method for all awards	2,275	1,322	1,956

Pro forma net income (loss)	$(53,197)	$(22,400)	$25,000

Pro forma net income (loss) per basic and diluted share	$(0.95)	$(0.40)	$0.24

7. INCOME TAXES

        The provision for (benefit from) federal and state tax expense on income (loss) from continuing operations consists of the amounts below. Foreign income from continuing operations was insignificant for all years.

	2002	2001	2000
	(in thousands)
Current:
Federal	$—	$(5,311)	$4,754
State	—	73	1,167

Total current	—	(5,238)	5,921
Deferred:
Federal	—	(9,613)	(527)
State	—	2,323	(687)

Total	$—	$(12,528)	$4,707

        The differences between the effective income tax rate was applied to income (loss) from continuing operations and the statutory federal income tax rate are as follows:

	2002	2001	2000
Statutory federal tax rate	(35.0)%	(35.0)%	35.0%
Foreign sales benefit	(1.1)	(0.9)	(28.5)
Research and development credit	(2.5)	(1.0)	(34.0)
State taxes, net of federal tax benefit	(5.7)	(4.5)	6.0
Non-deductible expenses (1)	—	—	289.0
Other	0.9	0.8	1.0
Tax reserve no longer required	—	(15.4)	—
Change in valuation allowance	43.4	19.4	—

Effective tax rate	(0.0)%	(36.6)%	268.5%

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

	2002	2001
Net operating loss	$12,008	$9,470
Restructuring accrual	16,157	3,788
Fixed assets—depreciation	(3,951)	(2,808)
Accounts receivable valuation	175	468
Inventory valuation	1,691	4,469
Capitalized research and development	3,187	1,962
Tax credits	2,862	350
Employee benefit related accruals	644	807
Non-deductible amortization	1,317	1,449
Other	901	884

Total deferred tax assets	34,991	20,839
Valuation allowance	(28,943)	(6,637)

Total deferred tax assets	$6,048	$14,202

Deferred tax liabilities—reserves for tax contingencies (Note 5)	$10,490	$10,490

        As of December 31, 2002, the Company had approximately $1,578,000 in federal minimum tax credit carryforwards which are available indefinitely. The Company also had R&D tax credit carryforwards of $233,000 which begin to expire in 2022. Additionally, the Company had state tax credit carryforwards of approximately $1,051,000 which start to expire in 2009.

        At December 31, 2002 the Company had approximately $29,289,000 of federal net operating loss carryforwards which will expire beginning in 2022. The Company also had state net operating loss carryforwards of $15,102,000 which begin to expire in 2014.

        Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such an ownership change. Such a limitation could result in the expiration of carry forwards before they are utilized.

        The Company in accordance with SFAS No. 5 "Accounting for Contingencies" has established certain reserves for income tax contingencies. These reserves relate to various tax years subject to audit by tax authorities including the Company's Federal tax filings for 1996 to 1999 which are currently under examination.

8. ENVIRONMENTAL REMEDIATION AND OTHER CONTINGENCIES

        In 1991, the Company recorded a $5.2 million charge for estimated remediation actions and cleanup costs. The Company continues to be in compliance with the remedial action plans being monitored by various regulatory agencies at its former Palo Alto site. In 2001, the Company recorded an additional provision of $100,000 to offset unanticipated program oversight, remediation actions and cleanup costs associated with decommissioning our former Palo Alto site. In 2002, the Company reversed approximately $45,000 of the accrual due to a favorable settlement of an environmental remediation related to a vendor's disposal of its hazardous material. Expenditures charged against the provision totaled $4,000, $46,000 and $338,000 in 2002, 2001 and 2000, respectively. The Company believes any remaining unaccrued or uninsured environmental liabilities will not have a material effect on the Company's results of operations or financial position.

        In September 2002 the Company received a proposal from Fox Paine to acquire all of the shares of the Company's common stock held by unaffiliated stockholders for $1.10 per share in cash (the "Acquisition Proposal"). The Acquisition Proposal is currently being reviewed by a Special Committee of the Company's Board of Directors composed of two independent directors not affiliated with Fox Paine. As of December 31, 2002, the Company has incurred approximately $509,000 of costs and expenses related to the Acquisition. The Company expect these expenses to continue into 2003 and that they will be significant. To date, three putative class action lawsuits and one lawsuit by the Company's former chief executive officer have been filed against Fox Paine, the Company and certain of the Company's current and former directors in connection with the Acquisition Proposal. The lawsuits seek to enjoin the Acquisition Proposal and claim unspecified compensatory damages. Management does not believe that the final resolution of these lawsuits will have a material impact on the Company's results of operations or financial position.

        In addition to the above matters, the Company is involved in various legal actions which arose in the ordinary course of its business activities. Management does not believe that the final resolution of these matters will have a material impact on the Company's results of operations or financial position.

        On March 27, 2003 Fox Paine announced that it has withdrawn its Acquisition Proposal.

9. EMPLOYEE BENEFIT PLANS

        The Company has an Employees' Investment 401(k) Plan that covers substantially all employees and provides that the Company match employees' salary deferrals up to 3% of eligible employee compensation. The amounts charged to continuing operations were $407,000, $574,000 and $558,000 in 2002, 2001 and 2000, respectively.

10. RESTRUCTURING CHARGES

        During fiscal 2002 and 2001, the Company recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing its business. Such charges were established in accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges".

Fourth Quarter 2002 Restructuring Charge

        Over the course of 2002, the Company began to design and manufacture semiconductors utilizing other manufacturing technologies. The Company believes that this approach is required in order to continue to offer competitive products and expects that a greater number of its future products would be developed in this fashion. The Company also believes that this business strategy offers considerable other advantages such as allowing it to focus its resources on product development and marketing, minimizing capital expenditures, reducing operating expenses, allowing it to continue to offer competitive pricing, reducing time to market, reducing technology and product risks and facilitating the migration of the Company's products to new process technologies, which reduce costs and optimize performance. On December 17, 2002, the Company's Board of Directors approved a plan which would completely outsource the Company's internal wafer fabrication within one year.

        Workforce reduction—As a result of the fab closure, approximately 10% of the Company's workforce (approximately 20 employees) will be eliminated, which will result in severance payments of approximately $279,000 during the fourth quarter of 2003.

        Lease Loss—The closure of the fab located at the Company's Milpitas facility will result in additional excess space of approximately 35,000 square feet for which the Company will have a remaining two year commitment after the fab closure. This decision has resulted in a lease loss of $4.3 million, comprised of future lease payments net, broker commissions and other facility costs. In determining this estimate, the Company made certain assumptions with regards to its ability to sublease the space in line with the Company's best estimate of current market conditions.

        Impairment of Long Lived Assets—Assets to be held and used—The decision to utilize the Company's internal wafer fabrication equipment and related leasehold improvements for only one more year triggered an impairment under SFAS No. 144. Recoverability of these assets were measured by a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets over their remaining year of life. As such, the carrying value of these assets were written down to the estimated future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of these assets, which was determined by obtaining an independent third party appraisal. This action resulted in a $4.2 million asset impairment charge.

Third Quarter 2002 Restructuring Charge

        As a result of the prolonged downturn in the telecommunications industry and the uncertainty as to when the telecommunications equipment market will recover, in July 2002 the Company announced a workforce reduction and its second restructuring program in the last two years.

        Workforce reduction—Approximately 22% of the Company's workforce (approximately 50 employees) was eliminated, which resulted in severance payments of approximately $507,000 during the third quarter ended September 29, 2002.

        Lease Loss—In the third quarter of 2002, the Company decided to abandon a portion of its leased facility based on revised anticipated demand for its products and current market conditions. This excess space, for which the Company has a remaining eight year commitment, is located on the first floor of the Company's current corporate headquarters and originally housed a portion of the Company's optics and integrated assemblies manufacturing operations. This decision has resulted in a lease loss of $10.6 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge of $3.2 million for tenant improvements deemed no longer realizable. In determining this estimate, the Company made certain assumptions with regards to its ability to sublease the space and reflected offsetting assumed sublease income in line with the Company's best estimate of current market conditions.

        During the fourth quarter of 2002, based on a continuing deterioration in the real estate market and difficulties subleasing its available space, the Company revised its assumptions regarding sublease occupancy rates and market rates downward resulting in an additional lease loss of approximately $674,000.

Impairment of Long Lived Assets:

  Assets held for sale—Due to the prolonged downturn in the telecommunications industry, especially related to the Company's fiber optics products, management made a decision during the third quarter of 2002 to exit the fiber optics business after current contractual obligations have been satisfied. This decision resulted in a significant overcapacity of certain manufacturing equipment and the Company has initiated a plan to sell this equipment. The Company's excess capacity resulted in a total charge of $3.9 million related to these assets. Assets to be held for sale are measured at the lower of carrying amount or fair value less cost to sell. Fair market value was determined by obtaining an independent third party appraisal. The majority of these impaired assets was sold in the fourth quarter of 2002. Disposal of the remainder of these assets is expected to occur in the first half of 2003.

  Assets to be held and used—During the third quarter of 2002, management identified manufacturing equipment exclusively supporting certain in-warranty optics and fixed wireless products as well as manufacturing equipment supporting final orders for certain other optics and fixed wireless products and determined that the estimated future undiscounted cash flows did not support the carrying value of these assets. As such, the carrying value of these assets was written down to the estimated future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of these assets, which was determined by obtaining an independent third party appraisal. This action resulted in a $200,000 asset impairment charge.

Third Quarter 2001 Restructuring Charge

        Lease Loss and Leasehold Impairment—In September 2001, the Company decided to abandon a leased facility based on revised anticipated demand for its products and current market conditions. This excess facility, for which the Company had a ten year commitment, is located adjacent to the Company's current corporate headquarters and was originally developed to house additional administrative and corporate offices to accommodate planned expansion. This decision resulted in a lease loss of $7.2 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge of $2.6 million on tenant improvements deemed no longer realizable. In determining this estimate, the Company made certain assumptions with regards to its ability to sublease the space and reflected offsetting assumed sublease income in line with the Company's best estimate of current market conditions. As of December 31, 2002, the Company has signed three tenants to cover approximately 76% of the excess leased space. Any sub-lease tenants are subject to the landlord's consent.

        During the third and fourth quarters of 2002, based on an overall deteriorating real estate market and difficulties subleasing its available space, the Company has revised its assumptions regarding sublease occupancy rates and market rates downward resulting in an additional lease loss accruals of $4.5 million and $1.8 million, respectively.

        The following table summarizes restructuring accrual activity recorded during the years 2002 and 2001, respectively (in millions):

	Workforce Reduction	Lease Loss	Asset Impairment	Total
2002 restructuring program:
Total charge in the quarter ended December 31, 2002	$0.3	$4.3	$4.2	$8.8
Non-cash charges	—	—	(4.2)	(4.2)
Cash payments	—	—	—	—

Balance at December 31, 2002	$0.3	$4.3	$—	$4.6

Original charge in the quarter ended September 29, 2002	$0.5	$13.8	$4.1	$18.4
Additional charge in the quarter ended December 31, 2002	—	0.7	—	0.7
Non-cash charges	—	(2.9)	(4.1)	(7.0)
Cash payments	(0.4)	(0.3)	—	(0.7)

Balance at December 31, 2002	$0.1	$11.3	$—	$11.4

2001 restructuring program:
Original charge in the quarter ended September 30, 2001	$—	$9.8	$—	$9.8
Additional charge in the quarter ended September 29, 2002	—	4.5	—	4.5
Additional charge in the quarter ended December 31, 2002	—	1.8	—	1.8
Non-cash charges	—	(2.6)	—	(2.6)
Cash payments	—	(1.5)	—	(1.5)

Balance at December 31, 2002	$—	$12.0	$—	$12.0

        Of the accrued restructuring charge at December 31, 2002, the Company expects approximately $2.2 million of the lease loss and the remaining severance of approximately $400,000 to be paid out over the next twelve months. As such, these amounts are recorded as current liabilities and the remaining $25.4 million to be paid out over the remaining life of the lease of approximately nine years is recorded as a long-term liability.

11. GUARANTEES

        The Company provides a warranty on standard products and components and products developed for specific customers or program applications. Such warranty generally ranges from 12 to 24 months. The Company estimates the cost of warranty based on the given warranty period for the product, the historical field return rates for a given product or family of products and the average cost required to repair or replace the product. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods. Components of the reserve for warranty costs during 2002 and 2001 consisted of the following (in thousands):

	December 31,
	2002	2001
Beginning balance	$84	$183
Additions related to current period sales	63	75
Warranty costs incurred in the current period	93	174
Adjustments to accruals related to prior period sales	—	—

Ending balance	$54	$84

12. BUSINESS SEGMENT REPORTING AND DISCONTINUED OPERATIONS

        In 1997, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." As discussed below, three divested segments are being reported as discontinued operations. The Government Electronics segment was divested in October 1997, the Semiconductor Equipment segment was divested in July 1999 and the Telecommunications segment was divested in January 2000. As an integrated telecommunications products provider, the Company currently has one reportable segment. The Company designs, manufactures and services radio frequency communications products used in network infrastructure. The Company's products enable voice, video and data transport over fiber optic, broadband cable and wireless systems that provide the backbone for cellular and internet communications. The Company's Chief Operating Decision Maker ("CODM") is the CEO. While the Company's CODM monitors the sales of various products, operations are managed and financial performance evaluated based upon the sales and production of multiple products employing common manufacturing and research and development resources; sales and administrative support; and facilities. This allows the Company to leverage its costs in an effort to maximize return. Management believes that any allocation of such shared expenses to various products would be impractical, and currently does not make such allocations internally.

        The CODM does, however, monitor sales by products at a more detailed level than those depicted in the Company's historical general purpose financial statements as follows (in thousands):

	Year Ended
	December 31, 2002	December 31, 2001	December 31, 2000
Semiconductor	$19,214	$19,757	$25,239
Fiber optic	6,245	10,003	48,402
Wireless	14,697	32,460	42,156

Total	$40,156	$62,220	$115,797

        During the year ended December 31, 2001, the Company's larger customers began to outsource a greater percentage of their manufacturing. As such, the Company believes it is more meaningful in terms of concentration of risk and historic comparisons to combine the sales to manufacturing subcontractors with the end customer who ultimately controls product demand. Sales to individual customers representing greater than 10% of Company consolidated sales during at least one of the past three years are as follows (in thousands):

	Year Ended
	December 31, 2002	December 31, 2001	December 31, 2000
Company A(1)	$10,055	$18,979	$31,820
Company B	5,098	8,891	51,529
Company D	1,095	9,286	1,550
Company E	9,800	6,921	7,706

(1)
Includes sales to Company A and sales to manufacturing subcontractors of Company A including sales to Company C.

        Sales to unaffiliated customers by geographic area are as follows (in thousands):

	Year Ended
	December 31, 2002	December 31, 2001	December 31, 2000
United States	$26,574	$36,068	$54,620
Export Sales from United States:
Canada	3,924	9,110	43,907
Europe	5,888	13,599	13,260
Other	3,770	3,443	4,010

Total	$40,156	$62,220	$115,797

        Long-lived assets located outside of the United States are insignificant.

        All significant amounts outstanding related to net assets of discontinued segments have been settled as of December 31, 2000.

        Summarized below are operating results of the discontinued segments (in thousands).

Year Ended December 31, 2000
Net sales	$1,873
Gross profit	861

Income before income taxes	303
Income taxes provision	91
Gain on disposition—net of income tax benefit of $20,471	30,706

Income from discontinued operations	$30,918

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

13. LOSS PER SHARE CALCULATION

        Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods. The net loss per share calculation is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Loss from continuing operations	$(51,435)	$(21,671)	$(2,954)
Preferred stock dividend—assumed beneficial conversion	—	—	(9,982)

Loss available to common shareholders from continuing operations (numerator)	$(51,435)	$(21,671)	$(12,936)

Denominator for basic net loss per share:
Weighted average shares outstanding	56,291	55,629	63,337

Denominator for diluted net loss per share:
Weighted average shares outstanding	56,291	55,629	63,337
Effect of dilutive stock options	—	—	—

Diluted average common shares	56,291	55,629	63,337

Basic and diluted net loss per share from continuing operations	$(0.91)	$(0.39)	$(0.20)

        For the year ended December 31, 2002, the incremental shares from the assumed exercise of 3,306,119 stock options were not included in computing the dilutive per share amounts because continuing operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive. The Employee Stock Purchase Plan was suspended due to the pending resolution of the Fox Paine Acquisition Proposal and therefore there were no shares related to contributions under the Employee Stock Purchase Plan as of December 31, 2002. For the year ended December 31, 2001, the incremental shares from the assumed exercise of 14,936,783 stock options and 14,376 shares related to contributions under the Employee Stock Purchase Plan for pending purchases were not included in computing the dilutive per share amounts because continuing operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive.

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

15. RELATED PARTY TRANSACTIONS

        On January 31, 2000, as part of the recapitalization merger, the Company entered into a management agreement with Fox Paine & Company, LLC ("Fox Paine"). Fox Paine is the majority stockholder in the Company. Under that agreement, the Company paid Fox Paine a management fee of $122,800 for the year ended December 31, 2001 and, for each subsequent year, a fee in the amount of 1% of the prior year's income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (losses) of minority investments, calculated without regard to the fee. Due to the Company's loss incurred in 2001, no management fee was paid to Fox Paine for the year ended December 31, 2002. The Company believes the fee represents fair value for the services rendered by Fox Paine. In exchange for its management fee, Fox Paine assists the Company with its strategic planning, budgets and financial projections and helps the Company identify possible strategic acquisitions and to recruit qualified management personnel. Fox Paine also helps develop and enhance customer and supplier relationships on behalf of the Company and consults with management on various matters including tax planning and public relations strategies, economic and industry trends and executive compensation. In connection with this agreement, the Company has agreed to indemnify Fox Paine against various liabilities that may arise as a result of the management services it will perform. The Company has also agreed to reimburse Fox Paine for its expenses incurred in providing these services. The Company paid Fox Paine approximately $82,000 and $25,000 for the reimbursement of expenses incurred by Fox Paine for the years ended December 31, 2002 and December 31, 2001, respectively.

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

        In September 2002 the Company announced the receipt of a proposal from an affiliate, Fox Paine & Company LLC ("Fox Paine") to acquire all of the shares of the Company's common stock held by unaffiliated stockholders for $1.10 per share in cash (the "Acquisition Proposal"). Fox Paine and its affiliates currently own approximately 66% of the Company's outstanding shares or approximately 37.0 million shares of a total of approximately 56.5 million shares outstanding. The Company's Board of Directors formed a special committee composed of two independent directors not affiliated with Fox Paine (the "Special Committee") to review the Acquisition Proposal. On March 27, 2003, Fox Paine withdrew its Acquisition Proposal. As of December 31, 2002, the Company has incurred approximately $509,000 of costs and expenses related to the Acquisition Proposal. These expenses continued into 2003.

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

	Three Months Ended
	March 31, 2002	June 30, 2002	Sept. 29, 2002	Dec. 31, 2002
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$13,062	$8,723	$9,250	$9,121
Cost of goods sold	10,076	6,874	6,672	5,240

Gross profit	2,986	1,849	2,578	3,881
Operating expenses:
Research and development	4,440	4,657	4,411	4,299
Selling and administrative	3,443	2,596	2,460	2,260
Amortization of deferred stock comp	102	141	169	101
Recapitalization merger and other	—	—	—	509
Restructuring charge	—	—	22,886	11,347

Total operating expenses	7,985	7,394	29,926	18,516

Loss from operations	(4,999)	(5,545)	(27,348)	(14,635)
Interest income	299	336	311	272
Interest expense	(22)	(60)	(27)	(33)
Other income (expense)—net	—	—	16	—
Gain on disposition of real property	—	—	—	—

Loss from operations before income taxes	(4,722)	(5,269)	(27,048)	(14,396)
Income tax benefit	—	—	—	—

Net loss	$(4,722)	$(5,269)	$(27,048)	$(14,396)

Basic and diluted net loss per share	$(0.08)	$(0.09)	$(0.48)	$(0.25)

Basic and diluted shares used to calculate net loss per share	55,995	56,292	56,437	56,461

	Three Months Ended
	April 1, 2001	July 1, 2001	Sept. 30, 2001	Dec. 31, 2001
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$16,024	$16,722	$15,458	$14,016
Cost of goods sold	20,793	13,494	12,721	11,852

Gross profit	(4,769)	3,228	2,737	2,164
Operating expenses:
Research and development	4,830	4,931	3,722	3,710
Selling and administrative	3,516	3,839	3,514	2,902
Amortization of deferred stock comp	186	198	143	66
Recapitalization merger and other	—	—	—	—
Restructuring charge	—	—	9,797	—

Total operating expenses	8,532	8,968	17,176	6,678

Loss from operations	(13,301)	(5,740)	(14,439)	(4,514)
Interest income	1,269	738	587	421
Interest expense	(106)	(35)	(44)	(53)
Other income (expense)—net	3	349	345	(4)
Gain on disposition of real property	326	—	—	(1)

Loss from operations before income taxes	(11,809)	(4,688)	(13,551)	(4,151)
Income tax benefit	4,724	1,875	4,411	1,518

Net loss	$(7,085)	$(2,813)	$(9,140)	$(2,633)

Basic and diluted net loss per share	$(0.13)	$(0.05)	$(0.16)	$(0.05)

Basic and diluted shares used to calculate net loss per share	55,298	55,586	55,814	55,907

REPORT OF MANAGEMENT

        The management of WJ Communications, Inc. ("WJ Communications") is responsible for the preparation, integrity and objectivity of its consolidated financial statements. These statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on the best estimates and judgments of management after giving due consideration to materiality. Financial information included elsewhere in this report is consistent with that in the financial statements.

        WJ Communications maintains a system of internal accounting controls designed to provide reasonable (but not absolute) assurance at a reasonable cost that assets are safeguarded against loss or unauthorized use, and that transactions are executed in accordance with management's authorization and reliable for preparation of financial statements in conformity with generally accepted accounting principles. The selection, training and development of qualified personnel, the establishment and communication of accounting and administrative policies and procedures and a program of internal audits are important objectives of these control systems.

        Deloitte & Touche LLP, independent public accountants, are retained to provide an objective, independent review as to management's discharge of its responsibilities insofar as they relate to the fairness of reported operating results and financial position. Their accompanying report is based on their audit of WJ Communications' financial statements for the year ended December 31, 2002 conducted in accordance with auditing standards generally accepted in the United States of America, which require a review of the system of internal accounting controls and tests of accounting procedures and records to the extent necessary for the purpose of their audit.

        The Board of Directors, through its Audit Committee which is composed solely of independent directors and a director affiliated with Fox Paine who is permitted to serve on the Audit Committee under the NASDAQ rules regarding audit committees, oversees management's responsibilities in the preparation of the financial statements and selects the independent auditors, subject to stockholder ratification. The Audit Committee meets regularly with the independent auditors and representatives of financial and non-financial management to review the activities of each and to assure that each is properly discharging its responsibilities. To ensure complete independence, representatives of Deloitte & Touche LLP have full unrestricted access to the Audit Committee, with or without management representatives present, to discuss the results of their examinations and their observations regarding the adequacy of internal controls and the quality of financial reporting.

Signature	Title	Date

/s/ MICHAEL R. FARESE, PH.D. Michael R. Farese, Ph.D.	President, Chief Executive Officer, Director	3/27/2003
/s/ FRED J. KRUPICA Fred J. Krupica	Chief Financial Officer	3/27/2003
/s/ WRAY T. THORN Wray T. Thorn	Audit Committee Chair	3/27/2003

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On May 8, 2002, WJ Communications, Inc., (the "Company") engaged Deloitte & Touche LLP as its independent public accountant to serve as the Company's independent auditor for 2002. Prior to that date, Arthur Andersen LLP had served as the Company's independent public accountant. The decision to replace Arthur Andersen LLP was recommended by the Audit Committee of Company's Board of Directors and approved by the Company's Board of Directors.

        The reports of Arthur Andersen LLP on the Company's consolidated financial statements for the past two fiscal years ended December 31, 2001 and 2000 did not contain a disclaimer of opinion or an opinion that was adverse or was qualified or modified for uncertainty, audit scope, or accounting principles.

        Furthermore, during the two most recent fiscal years ended December 31, 2001 and 2000, and the subsequent interim period up through April 12, 2002, there were no disagreements with Arthur Andersen LLP on matters of accounting principle or practices, financial statement disclosure, or audit scope or procedure that, if not resolved to their satisfaction, would have caused Arthur Andersen LLP to refer to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304 (a)(1)(v) of Regulation S-K.

        The Company provided Arthur Andersen LLP with a copy of the foregoing disclosures. A copy of a letter dated April 16, 2002 from Arthur Andersen LLP addressed to the Securities and Exchange Commission stating its agreement with such statements is attached as Exhibit 16.1 to the Company's Form 8-K filed on April 17, 2002.

        During the Company's two most recent fiscal years and the subsequent interim period up through April 12, 2002, the Company did not consult Deloitte & Touche LLP, with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(1)(iv) and (v) of Regulation S-K.

        During 2002, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with respect to our consolidated financial statements that if not resolved to the independent accountants' satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the Company's consolidated financial statements for the fiscal year ended December 31, 2002 and there were no other matters or reportable events as defined in Item 304(a)(1)(v) of Regulation S-K..

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        Biographical information follows for each person whose terms expire at the next annual meeting of shareholders. The table sets forth certain information regarding these individuals (ages are as of March 1, 2003):

Nominee	Age	Position with the Company
Michael R. Farese, Ph.D.(2)(3)	56	President, Chief Executive Officer and Director
W. Dexter Paine, III(2)(3)	42	Chairman of the Board
J. Thomas Bentley(1)	53	Director
Saul A. Fox	49	Director
Jason B. Hurwitz	30	Director
Amer Husaini(4)	40	Director
Robert J. Woolway(1)(4)	43	Director
Charles E. Robinson(2)	69	Director
Wray T. Thorn(1)(2)(3)	31	Director

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee.

(3)
Member of the Executive Committee.

(4)
Member of the Special Committee.

        Michael R. Farese, Ph.D. was appointed as President and Chief Executive Officer of WJ Communications in March 2002. Dr. Farese has the strategic and overall operating responsibility for building WJ Communications into a leading provider of semiconductors and IC's for the wireless and wireline communications industry. Dr. Farese has over thirty years of broad based telecommunications industry experience including an extensive background in cellular and wireless subscriber equipment. Prior to joining WJ Communications, Dr. Farese held numerous senior management positions including President & CEO, Tropian Inc., Vice President & General Manager-Global Personal Networks, Motorola, Vice President & General Manager-American Business Group, Ericsson, Vice President, Product Planning & Strategy, Nokia, Executive Director-Business Systems, IT&T and Division Manger-Networks Business Systems, AT&T. Dr. Farese received a B.S. degree in electrical engineering from Rensselaer Polytechnic Institute, a M.S. degree in electrical engineering from Princeton University and a Ph.D. in electrical engineering from Rensselaer. Dr. Farese is also a member of the Board of Directors of Communications Intelligence Corp. (NasdaqSC: CICI).

        W. Dexter Paine, III, the Chairman of the Board of Directors and a director since January 2000, is the co-founder of Fox Paine & Company and has been its President since its inception in 1997. Mr. Paine also serves as a director of Alaska Communications Systems Group Inc. (NasdaqNM: ALSK), the leading diversified facilities-based telecommunications provider in Alaska. From 1994 until founding Fox Paine, Mr. Paine served as a senior partner of Kohlberg & Company. Prior to joining Kohlberg & Company, Mr. Paine served as a general partner at Robertson Stephens & Company. Mr. Paine has a B.A. in economics from Williams College.

        J. Thomas Bentley, a director since May 2000, is a Managing Director and a founder of Alliant Partners, a leading firm for technology company mergers and acquisitions. Mr. Bentley was formerly with Berkeley International Capital Corporation, where he initiated and led the leveraged buyout business. Prior to that, Mr. Bentley worked in the leveraged buyout and investment banking business of Citicorp and, before that, he was with the World Bank and International Finance Corporation. Mr. Bentley received his B.A. from Vanderbilt University and his M.S. from M.I.T.

        Saul A. Fox, a director since January 2000, is the co-founder of Fox Paine & Company and has been the firm's Chief Executive since it's inception in 1997. From 1984 until 1996, Mr. Fox was at Kohlberg Kravis Roberts & Co. (KKR), where he had been a senior general partner prior to retiring from KKR in order to found Fox Paine. Prior to joining KKR, Mr. Fox was an attorney at Latham & Watkins, a law firm headquartered in Los Angeles, California. Mr. Fox has a B.S. in Communications and Computer Science from Temple University and a J.D. from the University of Pennsylvania Law School. Mr. Fox also serves as a director of Alaska Communications Systems Group Inc. (NasdaqNM: ALSK).

        Jason B. Hurwitz, a director since January 2000, has been employed at Fox Paine & Company since June 1997. Mr. Hurwitz has served as an Associate and Vice President, and is currently a Director of Fox Paine. Before joining Fox Paine, Mr. Hurwitz was an associate at McCown De Leeuw & Co. from August 1996 to June 1997 and was an analyst at James D. Wolfensohn Incorporated from July 1994 to July 1996. Mr. Hurwitz has a B.S. in economics from The Wharton School at the University of Pennsylvania.

        Robert J. Woolway, a director since September 2002, Mr. Woolway has an extensive background of nearly 20 years in investment banking with firms such as J.P. Morgan, Merrill Lynch and Salomon Brothers. Most recently, Mr. Woolway was a managing director at Dresdner Kleinwort Wasserstein and has held other positions in the past as managing director and head of the Los Angeles office at J.P. Morgan and managing director at Merrill Lynch. Mr. Woolway also serves on the Board of Directors of the Alliance for Children's Rights. He has an A.B. degree with Honors in Economics from Harvard College and an M.B.A. from Stanford University, where he was an Arjay Miller Scholar.

        Amer Husaini, a director since July 2002, Mr. Husaini is currently the Vice President & Director of Product Operations, PCS EMEA for Motorola. Prior to joining Motorola in 2002, he was the Director of Subscriber Equipment Development and Strategy for AT&T Wireless. Prior to joining AT&T Wireless in 1996, he was worked at Ericsson, Inc., General Electric Mobile Communication, Microelectronics Center of North Carolina, the United States Department of Energy (DOE), and the National Aeronautics and Space Administration (NASA). Mr. Husaini has a B.S. and an M.S. in Mechanical Engineering from West Virginia University.

        Charles E. Robinson, a director since January 2000, has over four decades of experience in the telecommunications industry. Since 1997, Mr. Robinson has served as Chairman and Chief Executive Officer of Alaska Communications Systems Group Inc. (NasdaqNM: ALSK). Mr. Robinson served as President and Chief Operating Officer of Pacific Telecom from 1981 until its sale in 1997 and was appointed Chairman and Chief Executive Officer of Pacific Telecom in 1989. Mr. Robinson has been a member of the National Security Telecommunications Advisory Committee for the last 19 years, having been appointed by President Reagan.

        Wray T. Thorn, a director since January 2000, has also been a Director of Fox Paine & Company since January 2000. Mr. Thorn also serves as a director of Alaska Communications Systems Group Inc. (NasdaqNM: ALSK). Prior to joining Fox Paine, Mr. Thorn was a principal and founding member of Dubilier & Company. Prior to joining Dubilier & Company in 1996, Mr. Thorn was an associate in the Acquisition Finance Group of Chase Securities Inc. Mr. Thorn has an A.B. in government from Harvard University.

Executive Officers

        The following table sets forth certain information with respect to the executive officers of the Company (ages are as of March 1, 2003):

Name	Age	Position
Michael R. Farese, Ph.D	56	President, Chief Executive Officer and Director
Fred J. Krupica	50	Executive Vice President and Chief Financial Officer
R.E. Hoover, Jr.	51	Executive Vice President—Business Development
Thomas R. Kritzer	49	Executive Vice President—Operations
Javed Patel	47	Senior Vice President—Marketing and Business Development
Neil Morris, Ph.D	44	Chief Technology Officer
Ronald N. Buswell	54	Senior Vice President—Business Operations
Michael L. Gabitass	41	Vice President—Manufacturing Operations
Andrew J. Graven	40	Vice President—Engineering Productization
Rainer N. Growitz	47	Vice President—Finance and Secretary
James A. Mravca	41	Senior Vice President—Engineering Design

        For a biographical summary of Michael R. Farese, see "Directors."

        Fred J. Krupica was appointed Chief Financial Officer in December 2002. Mr. Krupica is responsible for directing WJ Communications' accounting, finance and information technology organizations. Previously Mr. Krupica served as chief financial officer of Magnetic Data Technologies LLC, an international repair manufacturer that was acquired by Solectron Corporation in June 2002. Prior to that, he was chief financial officer and chief operating officer at Patel Ventures and founder, president and chief financial officer of F&G Financial Services. In addition, Mr. Krupica has served in various senior financial management and auditing positions at Atlantic Richfield Co., Pullman, Inc. and PricewaterhouseCoopers. Mr. Krupica is a C.P.A. and holds an MBA from the University of California at Los Angeles and a BS from the University of Illinois.

        R.E. Hoover, Jr., served as Executive Vice President of Business Development and was responsible for worldwide business operations, including product line management, product marketing, sales management and marketing, and communications for the Company. Mr. Hoover has left the Company effective March 27, 2003 and no longer holds this position. Mr. Hoover joined WJ Communications in 1980 and except for 1991-1992 when he was Vice President of RF products at M/A Com in Lowell, Massachusetts, he has held senior and executive sales positions across various product and geographic locations. A veteran of the U.S. Air Force having served from 1973 to 1977, Mr. Hoover received a B.S. from California State University, Long Beach.

        Thomas R. Kritzer was appointed Executive Vice President Operations in December 2000. Mr. Kritzer is responsible for the Company's engineering and manufacturing operations. Prior to this position, Mr. Kritzer was appointed Senior Vice President—Semiconductor Products following the recapitalization merger. Mr. Kritzer was one of the first participants in our efforts to create commercial communications products during 1995 from the original defense technology and product base. Since joining WJ Communications as a member of the technical staff in 1978, Mr. Kritzer has held various technical and managerial positions including product line experience in both the defense and communications businesses. Mr. Kritzer earned a B.A. in Physics from the University of North Carolina, Chapel Hill and an M.S. in Physics from Purdue University.

        Javed Patel was appointed senior vice president of marketing and business development in August, 2002 and is responsible for leading the marketing and business development team responsible for defining the Company's target markets, managing and defining its product roadmaps, and carrying its marketing message to new customers and industry partners. Before joining WJ Communications, Mr. Patel was vice president of sales and marketing for Tropian Incorporated, a private RF semiconductor company. Prior to

Tropian, Mr. Patel worked for 15 years at Anadigics, a leading RF semiconductor company. At Anadigics, Mr. Patel was a key member of the management team from the company's inception. He was responsible for managing all aspects of Anadigics marketing, direct and indirect global sales force and field application engineers. Mr. Patel has an M.B.A. degree from Drexel University, Philadelphia, PA, and he received both M.S. and B.S. degrees in electrical engineering from the University of Kansas, Lawrence, KS.

        Neil Morris, Ph.D was appointed chief technology officer ("CTO") in August, 2002. As CTO, Dr. Morris leads the activity responsible for establishing and managing the Company's technology roadmap, its technical agenda, and evaluating technology based partnerships with leading companies in the semiconductor industry. Prior to joining WJ Communications, Dr. Morris was senior director of advanced technology for Philips Semiconductors, a global leader in RF technology, where he was responsible for the company's semiconductor technology development and product introductions for advanced wireless and RF applications. Over a five year period, Dr. Morris held various domestic and international management positions at Philips Semiconductors and was a key contributor to the success of the company in mobile phone markets (DECT, CDMA, and TDMA applications). Dr. Morris has also held an array of senior management positions at other leading semiconductor companies including Mitel Semiconductors, Thesys Microelectronic Systems (Germany) and LSI Logic (U.K). Dr. Morris has a Ph.D. in Semiconductors and a B.Sc. with honors in Electronics from the University of Surrey, United Kingdom.

        Ronald R. Buswell was appointed Senior Vice President of Business Operations in January 2002 and is responsible for Company product line management. Previously Mr. Buswell was Senior Vice President of Semiconductor and Wireless Business Development responsible for sales, marketing and product line management. From 1997 through 1999, Mr. Buswell was director of original equipment manufacturer products and was responsible for RF integrated assemblies for wireless communications. During 1995 and 1996, Mr. Buswell, as manager of integrated assembly marketing, was responsible for product marketing for our initial wireless communications business. Mr. Buswell received a B.S.E.E. from Michigan Technological University and an M.S.E.E. from the University of Michigan.

        Michael L. Gabitass serves as Vice President of Manufacturing Operations and is responsible for manufacturing, supply management, material management, manufacturing engineering, and facilities management. Previously Mr. Gabitass was responsible for establishing the Company's first high volume integrated subsystem manufacturing line. Mr. Gabitass has been with WJ Communications since 1988 and has also served as a technical staff member and project manager. Mr. Gabitass received a B.S. in Electrical Engineering from the University of California, Los Angeles in 1987.

        Andrew J. Graven serves as Vice President of Engineering Productization and is responsible for the productization of new products, manufacturing engineering support and program management. Previously, Mr. Graven was Vice President Semiconductor operations where he was responsible for manufacturing, materials, engineering and EH&S. From 1997 through 1999 Mr. Graven was responsible for business development within the GaAs & Thin-Film business unit. From 1985 through 1997, Mr. Graven held a variety of both technical and managerial positions including designing and managing product and technology development, process engineering management, and MCM manufacturing management. Mr. Graven received a B.S and M.S.E.E. from Santa Clara University in 1984 and 1991, respectively.

        Rainer N. Growitz was appointed Vice President-Finance and Secretary following the Recapitalization Merger. Mr. Growitz is responsible for corporate financial planning, forecasting and management for WJ Communications. From 1997 until January 2000, Mr. Growitz served as Director of Finance. Mr. Growitz joined WJ Communications in 1978 and held a variety of finance, contracts and managerial positions. Mr. Growitz received a B.S. in Accounting from San Jose State University.

        James A. Mravca was appointed Senior Vice President of Engineering Design in September 2002 and is responsible for all product engineering design functions, as well as engineering input to product roadmaps and product lines. Previously Mr. Mravca was Vice President of Product Marketing in January of 2002 responsible for developing the Company's strategic product roadmap. During 2001, Mr. Mravca was Senior

Vice President of Fiber Optic Business Development responsible for sales, marketing and product line management. From 1999 through 2000, Mr. Mravca was the Vice President of Advanced Technology. Prior positions held by Mr. Mravca include director of advanced development, member of technical staff, engineering and manufacturing management, positions. Mr. Mravca joined WJ Communications in 1984. Mr. Mravca received a B.S. in Electrical Engineering from the University of Illinois, Champaign, IL., and an M.S. in Engineering Management form Stanford University, Palo Alto, Calif.

Section 16(a) Beneficial Ownership Reporting Compliance

        For the fiscal year ended December 31, 2002, the Company believes, based solely on a review of Forms 3, 4 and 5 (including amendments) with which it has been furnished, that all filings required pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, relating to the Company were timely made.

Item 11. EXECUTIVE COMPENSATION

        Summary Compensation Table.    The following table sets forth the compensation earned for services rendered to the Company in all capacities for the fiscal years ended December 31, 2002, 2001 and 2000 by the Company's Chief Executive Officer and its four next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2002 (the "Named Officers").

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary($)	Bonus($)(1)	Other Annual Compensation	Securities Underlying Options	All Other Compensation ($)
Malcolm J. Caraballo Former President and Chief Executive Officer	2002 2001 2000	275,001 275,001 274,293	— — 577,230	— — —	— 180,000 2,159,891	4,800 4,800 4,800
Michael R. Farese President and Chief Executive Officer	2002 2001 2000	282,702 — —	87,500 — —	— — —	— — —	— — —
Thomas R. Kritzer Executive Vice President-Operations	2002 2001 2000	200,200 200,200 198,134	30,030 — 354,844	— — —	— 70,000 1,282,779	4,500 4,500 4,500
R.E. Hoover, Jr.(2) Executive Vice President-Business Development	2002 2001 2000	200,200 200,200 198,085	30,030 — 384,850	— — —	— 70,000 1,052,367	4,500 4,500 4,500
Ronald N. Buswell Senior Vice President-Business Operations	2002 2001 2000	185,120 182,020 162,840	24,125 — 127,305	— — —	— 60,000 369,507	4,500 4,500 4,500
James A. Mravca Senior Vice President-Engineering Design	2002 2001 2000	185,120 182,020 140,140	24,125 — 111,655	— — —	— 60,000 617,544	4,500 4,500 4,204

(1)
Bonuses paid in 2000 for each of the Named Officers consist of the following: (1) for Mr. Caraballo, $172,150 represents a performance bonus and $405,080 is principally a retention bonus for continued employment with the Company on February 1, 2000; (2) for Mr. Kritzer, $73,073 represents a performance bonus and $281,771 is principally a retention bonus for continued employment with the Company on February 1, 2000; (3) for Mr. Hoover, $73,073 represents a performance bonus, $30,000 represents forgiveness of indebtedness, and $281,777 is principally a retention bonus for continued employment with the Company on February 1, 2000; (4) for Mr. Buswell, $61,685 represents a performance bonus and $65,620 is principally a retention bonus for continued employment with the Company on February 1, 2000; and (5) for Mr. Mravca, $61,685 represents a performance bonus and $49,970 is principally a retention bonus for continued employment with the Company on February 1, 2000.

(2)
Mr. Hoover has left the Company effective March 27, 2003 and no longer holds this position.

        Option/SAR Grants in Last Fiscal Year.    The following table sets forth grants of options to purchase shares of Common Stock during the fiscal year ended December 31, 2002 to each of the Named Officers:

Individual Grants					Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation For Option Term
Name (a)	Number of Securities Underlying Options Granted (#) (b)	Percent Of Total Options Granted to Employees In Fiscal Year (c)	Exercise Of Base Price ($/Sh) (d)	Expiration Date (e)	5% ($) (f)	10% ($) (g)
Michael R. Farese President and Chief Executive Officer	2,000,000	60.6%	$2.90	02/2012	$3,648,000	$9,244,000
Thomas R. Kritzer Executive Vice President-Operations	—	—	—	—	—	—
R.E. Hoover, Jr.(1) Executive Vice President-Business Development	—	—	—	—	—	—
Ronald N. Buswell Senior Vice President-Business Operations	—	—	—	—	—	—
James A. Mravca Senior Vice President-Engineering Design	—	—	—	—	—	—

(1)
Mr. Hoover has left the Company effective March 27, 2003 and no longer holds this position.

        Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values.    The following table sets forth information with respect to the Named Officers concerning option exercises for the fiscal year ended December 31, 2002, and exercisable and unexercisable options held as of December 31, 2002:

Name	Shares Acquired On Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End(#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End($) Exercisable/Unexercisable
Malcolm J. Caraballo Former President and Chief Executive Officer	—	—	1,036,641/1,303,250	$	—/$—
Michael R. Farese President and Chief Executive Officer	—	—	500,000/1,500,000	$	—/$—
Thomas R. Kritzer Executive Vice President-Operations	—	—	504,279/848,500	$	—/$—
R.E. Hoover, Jr.(1) Executive Vice President-Business Development	—	—	298,867/823,500	$	—/$—
Ronald N. Buswell Senior Vice President-Business Operations	—	—	238,507/191,000	$	—/$—
James A. Mravca Senior Vice President-Engineering Design	—	—	286,306/391,239	$	—/$—

(1)
Mr. Hoover has left the Company effective March 27, 2003 and no longer holds this position.

Director Compensation

General

        Directors who are officers of the Company do not receive any additional compensation for their services as a director. Non-employee directors are eligible to participate in the WJ Communications, Inc. 2000 Non-Employee Director Stock Compensation Plan (the "Non-Employee Director Plan"). Non-employee directors of the Company are entitled to receive the following compensation pursuant to the Non-Employee Director Plan:

        Initial Awards.    Each non-employee director who was a member of the Board of Directors as of August 17, 2000 (other than Mr. Robinson), received, at his election, one of the following: (i) an option to purchase 15,000 shares of Common Stock at $16.00 per share (the initial public offering price); (ii) $22,000 cash; or (iii) 1,375 shares of Common Stock ($22,000 divided by $16.00).

        For any non-employee director who becomes a member of the Board of Directors after August 17, 2000, we currently intend that he or she will receive an option to purchase 60,000 shares of Common Stock with an exercise price equal to the closing price of the Common Stock on the date of the commencement of the director's directorship.

        Reelection Awards.    On the date of each annual meeting of stockholders at which a non-employee director is reelected to the Board of Directors, the director will receive, at his or her election, one of the following: (i) an option to purchase 15,000 shares of Common Stock, with an exercise price equal to the closing price of the Common Stock on the date the director was reelected to the Board of Directors; (ii) $22,000 cash; or (iii) that number of shares of Common Stock equal to the quotient of $22,000 divided by the closing price of the Common Stock on the date the director was reelected to the Board of Directors.

        Annual Retainer Fee.    Each year each non-employee director will receive, at his or her election, either (i) $10,000 cash; or (ii) that number of shares of Common Stock equal to the quotient of $10,000 divided by the closing price of the Common Stock on the last business day of the calendar quarter preceding the date that the annual meeting of stockholders is held immediately following the relevant year of service.

        Per-Meeting Fee.    For each Board meeting that he attends, each non-employee director will receive, at his or her election, either (i) $1,000 cash; or (ii) that number of shares of Common Stock equal to the quotient of $2,000 divided by closing price of the Common Stock on the last business day of the calendar quarter preceding the date the per-meeting fee is payable.

        Special Committee Fee.    Each member of the Special Committee will receive $10,000 per month for the period October, 2002 through January, 2003.

Option Vesting

        Except for the options to purchase shares of Common Stock issued to Mr. Robinson in January 2000, which vest in cumulative annual installments of 33%, all options to purchase shares of Common Stock issued pursuant to the Non-Employee Director Plan will vest and become exercisable in cumulative annual installments of 25% on each of the first, second, third and fourth anniversaries of the date of the grant of the option, unless a change in control (as defined in the Non-Employee Director Plan) occurs, whereby all options vest and become immediately exercisable in exchange for the per share consideration to be received in the change in control by holders of Common Stock, or the cash equivalent of the same, at the discretion of the Board of Directors or any committee thereof to which the Board delegates administration of the Non-Employee Director Plan (the "Plan Administrator").

Deferral

        Each non-employee director may elect to defer receipt of all or a portion of the cash otherwise payable or shares of Common Stock otherwise issuable to him or her pursuant to the Non-Employee Director Plan. In the event such an election is made, the electing non-employee director will receive his or her cash or shares, as applicable, in one or a series of distributions to commence as soon as practicable following the date of termination of his or her directorship. In the event a change in control occurs, all deferred cash and shares of Common Stock is distributed to the electing non-employee director, except that, at the discretion of the Plan Administrator, the deferred shares of Common Stock can instead be converted into either (i) the per share consideration to be received in the change of control by holders of Common Stock; or (ii) the cash equivalent of the same.

Expenses

        The Company will also reimburse each non-employee director for his or her reasonable, out-of-pocket expenses incurred in attending meetings of the Board of Directors or any committee thereof.

Compensation Committee Interlocks and Insider Participation

        Messrs. Paine, Robinson, and Thorn served as members of the Compensation Committee of the Company's Board of Directors during the fiscal year ended December 31, 2002. None of these individuals was an officer or employee of the Company or of any of its subsidiaries during the fiscal year ended December 31, 20021, or ever has been an officer of the Company or any of its subsidiaries. Messrs. Paine and Thorn are affiliated with Fox Paine. See "Election of Directors" and "Principal Stockholders and Security Ownership of Management." The Company has entered into a management Agreement with Fox Paine pursuant to which Pox Paine receives certain fees. See "Certain Transaction."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table lists, as of December 31, 2002, information as to the beneficial ownership of Common Stock by (i) each of the Company's directors, (ii) each executive officer of the Company for whom information is given in the Summary Compensation Table under "Compensation of Executive Officers" below, (iii) all directors and executive officers as a group, and (iv) each person or entity believed by the Company to beneficially own more than five percent (5%) of the Common Stock outstanding. Except as otherwise indicated in the footnotes below, each beneficial owner has the sole power to vote and to dispose of all shares held by that holder. In each instance, information as to the number of shares owned and the nature of ownership has been provided by the individuals identified or described and is not within the direct knowledge of the Company.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)	Percent of Common Stock (2)
Fox Paine Capital, LLC(3)	37,021,274	65.7%
Fox Paine Capital Fund, L.P.(3)	35,080,129	62.2%
FPC Investors, L.P.(3)	520,524	*
W. Dexter Paine, III(3)	37,021,274	65.7%
Saul A. Fox(3)	37,021,274	65.7%
Jason B. Hurwitz(3)	37,021,274	65.7%
Wray T. Thorn(3)	37,021,274	65.7%
Robert J. Woolway	—	*
Charles E. Robinson(4)	83,250	*
J. Thomas Bentley(5)	315,895	*
Amer Husaini	—	*
The Watkins Trust(6)	3,600,000	6.4%
Dean A. Watkins(6)	3,600,000	6.4%
Michael R. Farese, Ph.D(7)	500,000	*
Malcolm J. Caraballo(8)	2,148,226	3.7%
Thomas R. Kritzer(9)	902,351	1.6%
R.E. Hoover, Jr.(10)	341,258	*
Ronald N. Buswell(11)	331,313	*
James A. Mravca(12)	400,126	*
*All directors and executive officers as a group (20 persons)(13)	40,565,859	67.8%

*
The percentage of shares beneficially owned does not exceed 1%.

(1)
Unless otherwise indicated, the address of each of the beneficial owners identified is c/o WJ Communications, Inc., 401 River Oaks Parkway, San Jose, California 95134.

(2)
Unless otherwise noted, each person has voting and investment power, with respect to all such shares. Based on 56,366,851 shares of Common Stock outstanding. Pursuant to the rules of the Securities and Exchange Commission, certain shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Fox Paine Capital, LLC ("Fox Paine Capital") is General Partner or Manager of Fox Paine Capital Fund, L.P. ("Fox Paine Capital Fund"), FPC Investors, L.P., WJ Coinvestment Fund I, LLC, WJ Coinvestment Fund II, LLC, WJ Coinvestment Fund III, LLC and WJ Coinvestment Fund IV, LLC and possesses voting and investment power over all shares of Common Stock held by each of these entities. As of March 27, 2003, Fox Paine Capital Fund owns 35,080,129 shares of Common Stock, or

  62.2% of the outstanding Common Stock of the Company. Fox Paine Capital is not the record owner of any shares of Common Stock. Messrs. Fox and Paine are members of Fox Paine Capital and share voting power of Fox Paine Capital. Messrs. Hurwitz and Thorn are members of Fox Paine Capital. None of the shares of Common Stock shown as beneficially owned by Messrs. Paine, Fox, Hurwitz, and Thorn are owned of record by these individuals. Each of Messrs. Paine, Fox, Hurwitz, and Thorn disclaims beneficial ownership of the shares of Common Stock owned by the entities of which Fox Paine Capital is General Partner or Manager, except to the extent of his pecuniary interest in those shares. The address of Fox Paine Capital, Fox Paine Capital Fund, FPC Investors, L.P. and Messrs. Fox, Paine, Hurwitz and Thorn is c/o Fox Paine & Company, LLC, 950 Tower Lane, Suite 1950, Foster City, CA 94404.

(4)
The address of Mr. Robinson is c/o Alaska Communications Systems Group, Inc., Alaska Communications System, 600 Telephone Ave., MS 65 Anchorage, Alaska 99503. Represents 4,500 shares held of record by Mr. Robinson and 78,750 shares issuable upon exercise of options which are currently exercisable from $1.37 per share to $9.25 per share.

(5)
Represents 166,188 shares held of record by Mr. Bentley, 138,457 shares beneficially owned, and 11,250 shares issuable upon exercise of options which are currently exercisable from $9.25 per share to $16.00 per share.

(6)
Mr. Watkins is co-trustee of the Watkins Trust.

(7)
Represents 500,000 shares issuable upon exercise of options which are currently exercisable at $2.90 per share.

(8)
Represents 1,111,585 shares held of record by Mr. Caraballo and 1,036,641 shares issuable upon exercise of options which are currently exercisable from $1.37 per share to $2.22 per share.

(9)
Represents 384,072 shares held of record by Mr. Kritzer and 518,279 shares issuable upon exercise of options which are currently exercisable from $1.37 per share to $2.22 per share.

(10)
Represents 78,391 shares held of record by Mr. Hoover and 262,867 shares issuable upon exercise of options which are currently exercisable from $1.37 per share to $2.22 per share. Mr. Hoover has left the Company effective March 27, 2003 and no longer holds this position.

(11)
Represents 100,806 shares held of record by Mr. Buswell and 230,507 shares issuable upon exercise of options which are currently exercisable from $1.37 per share to $2.22 per share.

(12)
Represents 121,820 shares held of record by Mr. Mravca and 278,306 shares issuable upon exercise of options which are currently exercisable from $1.37 per share to $2.22 per share.

(13)
Includes shares deemed to be beneficially owned by Messrs. Paine, Fox, Hurwitz, and Thorn as a result of their relationships with and to Fox Paine Capital. Excluding such shares, all directors and executive officers as a group beneficially own 1,145,867 shares held of record and 2,398,718 shares issuable under currently exercisable options.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

        On January 31, 2000, Fox Paine Capital Fund, an investment fund managed by Fox Paine & Company, LLC ("Fox Paine & Company" or "Fox Paine"), became the controlling stockholder of the Company. Fox Paine Capital Fund acquired its controlling position in an all cash merger between FP-WJ Acquisition Corp. and the Company, then called Watkins-Johnson Company (the "Recapitalization Merger"), whereby Fox Paine Capital Fund and its co-investors paid a total of approximately $50.8 million for approximately 91.1% of the Common Stock of the Company (or $41.125 per pre-split share as the Common Stock was then constituted). Messrs. Fox, Paine, Hurwitz and Thorn are affiliated with Fox Paine.

        As part of the Recapitalization Merger, the Company entered into a management agreement with Fox Paine & Company. Due to the Company's loss incurred in 2001, no management fee was paid to Fox Paine for the year ended December 31, 2002. For each subsequent year, the Company will pay Fox Paine a fee in the amount of 1% of the Company's net income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (losses) of minority investments, calculated without regard to the fee. The Company believes the fee represents fair value for the services rendered by Fox Paine to the Company. In exchange for its management fee, Fox Paine assists the Company with its strategic planning, budgets and financial projections and helps the Company identify possible strategic acquisitions and recruit qualified management personnel. Fox Paine also assists in customer and supplier relationships on behalf of the Company and consults with the Company on various matters including tax planning and public relations strategies, economic and industry trends and executive compensation. The Company has agreed to reimburse Fox Paine for its expenses incurred in providing these services. The Company paid Fox Paine approximately $82,000 and $25,000 for the reimbursement of expenses incurred by Fox Paine for the years ended December 31, 2002 and December 31, 2001, respectively.

        Fox Paine will continue to provide management services under this agreement until its affiliates no longer own shares of Common Stock or are no longer represented on the Board of Directors. The management agreement with the Company is similar to those entered into between Fox Paine and each of the other companies acquired by Fox Paine's affiliates. In connection with this agreement, the Company has agreed to indemnify Fox Paine against various liabilities that may arise as a result of the management services it will perform for the Company. The Company has also agreed to reimburse Fox Paine for its expenses incurred in providing these services.

Shareholders' Agreement

        On January 31, 2000, the Company entered into a shareholders' agreement with Fox Paine Capital Fund, investors affiliated with Fox Paine Capital Fund and several non-fund investors, including co-investors, the Watkins Trust and certain employees of the Company. Under the shareholders' agreement, subject to limited exceptions:

  •
  Fox Paine Capital Fund and its affiliates, as a group, may make up to five demands for registration under the Securities Act of their shares of Common Stock;

  •
  The Watkins Trust may make one demand for registration under the Securities Act of its shares of Common Stock; and

  •
  In the event the Company registers any of its equity securities under the Securities Act, or shares of Common Stock of Fox Paine Capital Fund or the Watkins Trust pursuant to a demand registration, each of the Company's other stockholders who are a party to the agreement, may exercise piggyback registration rights to include all or a portion of its shares of Common Stock in the registration.

        In the event that either Fox Paine Capital Fund and its affiliates or the Watkins Trust makes a demand for registration, the Company has agreed to pay all expenses related to that registration. The Company has also agreed to indemnify Fox Paine Capital Fund and the Watkins Trust against various liabilities associated with such registration.

        The shareholders' agreement also provides that the Company's stockholders who are a party to the agreement will vote their shares in order to ensure that if and to the extent Fox Paine Capital Fund owns shares of Common Stock, Fox Paine Capital Fund will be represented on the Board of Directors.

Item 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Within 90 days prior to the date of this report, we carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted below, our Disclosure Controls are effective at recording, processing, summarizing and reporting, within the time periods specified in the Commission's rules and forms, the information the Company is required to disclose in its periodic SEC reports.

Changes in Internal Controls

        We have also evaluated our internal controls for financing reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

        Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

        The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

        Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
1.    Financial Statements

  The consolidated financial statements, and related notes thereto, of the Company, the Independent Auditors' Report and Supplemental Report of Independent Public Accountants listed in the accompanying Index to Consolidated Financial Statements on page 58 are filed as part of this Form 10-K.

  2.
  Financial Statement Schedules

  The following financial statement schedule of the Company is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Page
Independent Auditors' Report	59
Report of Independent Public Accountants on Supplemental Schedule	114
Schedule II—Valuation and Qualifying Accounts	115
  3.
  Exhibits

  The exhibits listed on the following index to exhibits are filed as part of, or hereby incorporated by reference into, this Form 10-K.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated October 25, 1999, by and between FP-WJ Acquisition Corp. and the Registrant***
3.1	Certificate of Incorporation of the Registrant**
3.2	By-Laws of the Registrant**
4.1	Specimen of Common Stock Certificate***
4.2	Shareholders' Agreement, dated as of January 31, 2000, by and among the Registrant, the Parties listed on the signature pages thereto and certain stockholders of the Registrant**
4.3	Investor's Rights Agreement, dated as of July 25, 2000 by and between the Registrant and Cisco Systems, Inc.**
4.4	Investor's Rights Agreement, dated as of July 25, 2000 by and between the Registrant and Investor International (Cayman) Limited**
4.5	Co-Sale/Redemption Rights Agreement, dated as of July 25, 2000, by and among Fox Paine and affiliates, Cisco Systems, Inc., and the Registrant**
4.6	Co-Sale/Redemption Rights Agreement, dated as of July 25, 2000, by and among Fox Paine and affiliates, Investor International (Cayman) Limited, and the Registrant**
10.1	Credit Agreement, dated as of January 31, 2000, by and among the Registrant and Canadian Imperial Bank of Commerce, BT Commercial Corporation, IBM Credit Corporation, CIBC World Markets Corp. and certain other lenders listed on the signature pages therto**
10.2	First Amendment, dated as of March 21, 2000, to the Credit Agreement listed as Exhibit 10.1**

10.3	Employment Agreement, dated as of January 31, 2000, by and between the Registrant and Malcolm J. Caraballo**
10.4	Employment Agreement, dated as of January 31, 2000, by and between the Registrant and Tomas R. Kritzer**
10.5	Employment Agreement, dated as of January 31, 2000, by and between the Registrant and Ralph E. Hoover, Jr.**
10.6	Employment Agreement, dated as of January 31, 2000, by and between the Registrant and Rainer N. Growitz**
10.7	Employment Agreement, dated as of June 26, 2000, by and between the Registrant and William T. Freeman**
10.8	WJ Communications, Inc. 2000 Stock Incentive Plan**
10.9	Lease (Phase I) dated March 24, 2000, by and between the Registrant and 401 River Oaks, LLC**
10.10	Lease (Phase II) dated March 24, 2000, by and between the Registrant and 401 River Oaks, LLC**
10.11	Lease and Agreement between the Registrant and Morrco Properties Company dated October 31, 1975*****
10.12	Assignment of Lease Agreement, dated as of December 30, 1997, by and between the Registrant and Taylor Woodrow Property Company, Inc.******
10.13	Agreement for Option to Amend Sub-lease, Amendment of Sub-lease and Joint Escrow Instructions, dated as of March 6, 2000, by and between the Registrant and 3333 Hillview Associates LLC**
10.14	First Amendment, dated as of March 15, 2000 to the Agreement for Option to Amend Sub-lease, Amendment of Sub-lease and Joint Escrow Instructions listed at Exhibit 10.13**
10.15	Second Amendment, dated as of March 22, 2000 to the Agreement for Option to Amend Sub-lease, Amendment of Sub-lease and Joint Escrow Instructions listed at Exhibit 10.13**
10.16	Third Amendment, dated as of March 29, 2000 to the Agreement for Option to Amend Sub-lease, Amendment of Sub-lease and Joint Escrow Instructions listed at Exhibit 10.13**
10.17	Management Agreement, dated as of January 31, 2000, by and between Registrant and Fox Paine & Company, LLC**
10.18	WJ Communications, Inc. 2000 Non-Employee Director Stock Compensation Plan*
10.19	Employment Agreement, dated as of October 29, 2001, by and between the Registrant and William R. Slakey*******
10.20	Employment Agreement, by and between the Registrant and Michael R. Farese, Ph.D.*******
10.21	Employment Agreement, by and between the Registrant and Fred J. Krupica.
16.1	Letter from Deloitte & Touche LLP re. Change in Certifying Accountant **

16.2	Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated April 16, 2002 re. Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 to Registrant's Form 8-K filed on April 15, 2002).
23.1	Independent Auditors' Consent
23.2	Notice regarding consent of Arthur Andersen LLP, Independent Public Accountants
24.1	Power of Attorney (see signature page)
99.1	Certification of Michael R. Farese, Ph.D., Principal Executive Officer, Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
99.2	Certification of Fred J. Krupica, Principal Financial Officer, Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

*	Incorporated by reference to exhibit 99.2 to the Registration Statement on Form S-8 filed by the Registrant on December 21, 2000.
**	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S1 filed by the Registrant on August 16, 2000, Commission File No. 333-38518.
***	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form 8-A filed by the Registrant on August 14, 2000.
****	Incorporated by reference to an exhibit to the Registrant's Form 8-K filed on October 28, 1999, Commission File No. 1-5631.
*****	Incorporated by reference to exhibit 2(c) to the Registration Statement on Form 10K filed by the Registrant in 1977, Commission File No. 1-5631.
******	Incorporated by reference to exhibit 10-z to the Registration Statement on Form 10K filed by the Registrant in 1998, Commission File No. 1-5631.
*******	Incorporated by reference to exhibit 10-z to the Registration Statement on Form 10K filed by the Registrant in 2001, Commission File No. 1-5631.
(b)
Reports on Form 8K.

  On December 9, 2002 the Company announced the appointment of Fred J. Krupica as Chief Financial Officer. This event was reported in the Company's report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2002.

(c)
The exhibits required to be filed by Item 601 of Regulation S-K are the same as Item 15(a) 2 above.

(d)
See Item 15(a)2 above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 27th day of March 2003.

WJ COMMUNICATIONS, INC. (Registrant)
Date March 27, 2003	By:	/s/ MICHAEL R. FARESE, PH.D. Michael R. Farese, Ph.D. President and Chief Executive Officer

POWER OF ATTORNEY

        We, the undersigned officers and directors of WJ Communications, Inc., do hereby constitute and appoint Michael R. Farese, Ph.D., and Fred J. Krupica, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL R. FARESE, PH.D. Michael R. Farese, Ph.D.	President, Chief Executive Officer (principal executive officer), Director	3/27/2003
/s/ FRED J. KRUPICA Fred J. Krupica	Chief Financial Officer (principal financial officer)	3/27/2003
/s/ DAVID R. PULVINO David R. Pulvino	Controller	3/27/2003
/s/ W. DEXTER PAINE, III W. Dexter Paine, III	Chairman of the Board	3/27/2003
/s/ SAUL A. FOX Saul A. Fox	Director	3/27/2003
/s/ JASON B. HURWITZ Jason B. Hurwitz	Director	3/27/2003

/s/ WRAY T. THORN Wray T. Thorn	Director	3/27/2003
/s/ CHARLES E. ROBINSON Charles E. Robinson	Director	3/27/2003
/s/ J. THOMAS BENTLEY J. Thomas Bentley	Director	3/27/2003
/s/ AMER HUSANI Amer Husani	Director	3/27/2003
/s/ ROBERT WOOLWAY Robert Woolway	Director	3/27/2003

CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER
AND PRINCIPAL FINANCIAL OFFICER REQUIRED
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

        I, Michael R. Farese, certify that:

        1.    I have reviewed this annual report on Form 10-K of WJ Communication, Inc.;

        2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

          c)    presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003	By:	/s/ MICHAEL R. FARESE, PHD. Michael R. Farese, Ph.D. President and Chief Executive Officer (principal executive officer)

CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER
AND PRINCIPAL FINANCIAL OFFICER REQUIRED
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

        I, Fred J. Krupica, certify that:

        1.    I have reviewed this annual report on Form 10-K of WJ Communications, Inc.;

        2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

          c)    presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003	By:	/s/ FRED J. KRUPICA Fred J. Krupica Chief Financial Officer (principal financial officer)

        We are including in this Annual Report on Form 10-K, pursuant to Rule 2-02(e) of Regulation S-X, a copy of the prior year's Report of Independent Public Accountants on Supplemental Schedule from the prior independent public accountants, Arthur Andersen LLP ("Andersen"). This report was previously issued by Andersen, for filing with our Annual Report on Form 10-K for fiscal year 2001, and has not been reissued by Andersen in connection with its inclusion in this Annual Report on Form 10-K. This report refers to previous supplemental schedules that are not included in the current filing (consisting of the supplemental schedule for the year ended December 31, 1999).

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

ARTHUR ANDERSEN LLP
San Jose, California January 22, 2002

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

Description	Balance at Beginning of Period	Charged (Credits) to Costs and Expenses	Charged to Other Accounts	Write-offs	Balance at End of Period
	(in thousands)
Year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$1,398	$(720)	$—	$(249)	$429
Sales return allowance	60	56	—	—	116

Total	$1,458	$(664)	$—	$(249)	$545

Year ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$1,736	$(130)	$—	$(208)	$1,398
Sales return allowance	—	60	—	—	60

Total	$1,736	$(70)	$—	$(208)	$1,458

Year ended December 31, 2000
Deducted from asset accounts:
Allowance for doubtful accounts	$504	$1,232	$—	$—	$1,736

Total	$504	$1,232	$—	$—	$1,736

QuickLinks

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS
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
INDEPENDENT AUDITORS' REPORT
SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
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
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. CONTROLS AND PROCEDURES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER REQUIRED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000