Form 10-Q
period 2003-03-30
WJ COMMUNICATIONS INC
filed 2003-05-13
CIK 105006

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

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

(408) 577-6200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒.  No  ☐.

As of May 10, 2003 there were 56,375,183 shares outstanding of the registrant’s common stock, $0.01 par value.

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, the Annual Report on Form 10-K, the shareholders’ annual report, press releases and certain information provided periodically in writing or orally by the Company’s officers, directors or agents contain certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecasted in the forward-looking statements. In addition, the forward-looking events discussed in this quarterly report might not occur. These risks and uncertainties include, among others, those described in the section of this report entitled “Risk Factors that May Affect Future Results.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission. We assume no obligation to update or revise the forward-looking statements or risks and uncertainties to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

WJ COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED MARCH 30, 2003

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 30, 2003	March 31, 2002
Sales:
Semiconductor	$5,503	$3,787
Wireless	2,187	6,613
Fiber optics	1	2,662
Total sales	7,691	13,062

Cost of goods sold	4,790	10,076
Gross profit	2,901	2,986
Operating expenses:
Research and development.	4,468	4,440
Selling and administrative	2,712	3,443
Amortization of deferred stock compensation (*)	43	102
Recapitalization merger	736	—
Restructuring charges (Note 10)	(21)	—
Total operating expenses	7,938	7,985
Loss from operations	(5,037)	(4,999)
Interest income	218	299
Interest expense	(12)	(22)
Other income—net	11	—
Loss from operations before income taxes	(4,820)	(4,722)
Income tax benefit	(631)	—
Net loss	$(4,189)	$(4,722)

Basic and diluted net loss per share	$(0.07)	$(0.08)
Basic and diluted average shares	56,516	55,995

(*)Amortization of deferred stock compensation is excluded from the following expenses:
Cost of goods sold	$8	$11
Research and development	21	29
Selling and administrative	14	62
	$43	$102

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	March 30, 2003	March 31, 2002

Net loss	$(4,189)	$(4,722)
Other comprehensive gain (loss):
Unrealized holding gains (losses) on securities arising during the period net of reclassification adjustments	18	(14)
Net unrealized holding gains (losses) on securities	18	(14)
Comprehensive loss	$(4,171)	$(4,736)

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2003	December 31, 2002
		(See Note 1)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$39,356	$43,524
Short-term investments	22,907	21,221
Receivables, net	4,843	3,978
Inventories	2,886	3,957
Deferred income taxes	—	6,048
Federal tax refund receivable	6,198	—
Other	1,262	2,105
Total current assets	77,452	80,833

PROPERTY, PLANT AND EQUIPMENT, net	13,280	14,409

OTHER ASSETS	305	306
	$91,037	$95,548

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,301	$2,555
Accrued liabilities	4,496	4,198
Restructuring accrual	2,904	2,649
Total current liabilities	9,701	9,402

Restructuring accrual	24,603	25,370
Other long-term obligations	11,227	11,158

Total liabilities	45,531	45,930

STOCKHOLDERS’ EQUITY:
Common stock	564	564
Additional paid-in capital	179,135	179,172
Accumulated deficit	(133,997)	(129,808)
Deferred stock compensation	(196)	(292)
Other comprehensive loss	—	(18)
Total stockholders’ equity	45,506	49,618
	$91,037	$95,548

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 30, 2003	March 31, 2002
OPERATING ACTIVITIES:
Net loss	$(4,189)	$(4,722)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,191	1,487
Amortization of deferred financing costs	3	8
Net loss on disposal of property, plant and equipment	93	—
Deferred income taxes	6,036	8,158
Restructuring charges	(21)	—
Amortization of deferred stock compensation	43	102
Stock based compensation	16	63
Reduction in allowance for doubtful accounts	(118)	(225)
Write-off of uncollectible accounts to allowance	—	(254)
Amortization of discounts	65	281
Net changes in:
Receivables	(747)	3,326
Inventories	1,071	3,649
Federal income tax receivable	(6,198)	—
Other assets	738	579
Restructuring liabilities	(491)	(256)
Accruals, payables and income taxes	112	880
Net cash provided (used) by operating activities	(2,396)	13,076

INVESTING ACTIVITIES:
Purchase of short-term investments	(16,440)	(12,268)
Proceeds from sale of short-term investments	14,721	14,895
Purchases of property, plant and equipment	(60)	(1,011)
Proceeds on disposal of property, plant and equipment	7	—
Net cash provided (used) by investing activities	(1,772)	1,616

FINANCING ACTIVITIES:
Net proceeds from issuances of common stock	—	36
Net cash provided by financing activities	—	36

Net increase (decrease) in cash and equivalents	(4,168)	14,728
Cash and equivalents at beginning of period	43,524	25,216
Cash and equivalents at end of period	$39,356	$39,944

Other cash flow information:
Income taxes refunded, net	$(470)	$(8,158)
Interest paid	9	14

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of WJ Communications, Inc. (the “Company”) for the fiscal year ended December 31, 2002, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.      ORGANIZATION AND OPERATIONS OF THE COMPANY

WJ Communications, Inc. (formerly Watkins-Johnson Company, the “Company”) was founded in 1957 in Palo Alto, California. The Company was originally incorporated in California and reincorporated in Delaware in August 2000. For more than 30 years, the Company developed and manufactured microwave devices for government electronics and space communications systems used for intelligence gathering and communication. In 1996, the Company began to develop commercial applications for its military technologies. The Company’s continuing operations design, develop and manufacture innovative, high quality commercial communications products that enable voice, data and image transport over broadband cable and wireless communications networks around the world. The Company’s products are comprised of advanced, highly functional components and integrated assemblies which address the radio frequency (“RF”) challenges faced by both current and next generation commercial communications networks. The Company’s products are used by telecommunication equipment manufacturers in the network infrastructure supporting and facilitating mobile communications and enhanced voice services. Consistent with its strategy to become a pure RF semiconductor company, the Company announced at the end of 2002 that it had entered into an agreement to sell its Thin-Film product line to M/A-COM, a unit of Tyco Electronics. The sale includes equipment, inventory, intellectual property, training and services. The product line will transfer to M/A-COM and title is expected to pass within the Company’s second quarter of 2003. The Company also at that time exited its fiber optics business due to the prolonged downturn in that market.

Over the course of 2002, the Company began to design and manufacture semiconductors utilizing other manufacturing technologies. The Company believes that this approach is required in order to continue to offer competitive products and expects that a greater number of its future products would be developed in this fashion. The Company also believes that this business strategy offers considerable other advantages such as allowing it to focus its resources on product development and marketing, minimizing capital expenditures, reducing operating expenses, allowing it to continue to offer competitive pricing, reducing time to market, reducing technology and product risks and facilitating the migration of the Company’s products to new process technologies, which reduce costs and optimize performance. On December 17, 2002, the Company’s Board of Directors approved a plan which would completely outsource the Company’s internal wafer fabrication within one year.

3.      RECLASSIFICATIONS

Certain amounts for 2002 have been reclassified to conform with the 2003 presentation. Such reclassifications did not have any impact on net loss or stockholders’ equity.

4.      INVENTORIES

Inventories are stated at the lower of cost, using average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Provisions, when required, are made to write-down excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. Inventories, net of provisions for excess and obsolete amounts, at March 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	March 30, 2003	December 31, 2002
Finished goods	$1,748	$1,870
Work in progress	257	1,013
Raw materials and parts	881	1,074
	$2,886	$3,957

5.      CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and receivables. The Company invests in a variety of financial instruments such as money market funds, commercial paper and high quality corporate bonds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. During the three months ended March 30, 2003, the Company had two customers which, including sales to their respective manufacturing subcontractors, accounted for 71% of its total sales. These customers account for 76% of the Company’s accounts receivable at March 30, 2003. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

6.      RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS 146, ”Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company has adopted the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts to be recognized.

In November 2002, the EITF reached a consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The Company is currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on its operating results or financial condition.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company adopted the disclosure requirements of FIN 45 in the fourth quarter of fiscal 2002 (see Note 11 in the Company’s 2002 Form 10K concerning the allowance for warranty costs).  The recognition and measurement provisions will be applied to guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 did not have a material impact on the Company’s operating results or financial condition.

7.      LONG-TERM DEBT

In December of 2000, the Company entered into a $25.0 million revolving credit facility (“Revolving Facility”) with a bank. The Revolving Facility matures on December 31, 2003 and contains a $15.0 million sub-limit to support letters of credit. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at the Company’s option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires the Company to maintain certain financial ratios and contains limitations on, among other things, the Company’s ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission. The Revolving Facility is secured by substantially all of the Company’s assets. As of December 31, 2002 and March 30, 2003, there were no outstanding borrowings under the Revolving Facility. The Company has letters of credit of $4.3 million outstanding as of March 30, 2003 against which no amounts have been drawn. Subsequent to quarter end, the Company obtained a waiver for the quarter ended March 30, 2003 of certain financial covenants under the Revolving Facility for which it was out of compliance.  In order for amounts to be available to the Company under the Revolving Facility in the future, management is negotiating with the lender to amend the financial covenants.

8.      STOCKHOLDERS’ EQUITY & STOCK COMPENSATION

STOCK OPTION PLANS—During 2000, the Company’s “2000 Stock Incentive Plan” and “2000 Non-Employee Director Stock Compensation Plan” (collectively the “Plans”) were adopted and approved by the board of directors and our shareholders. The Plans may grant incentive awards in the form of options to purchase shares of the Company’s common stock, restricted shares, common stock and stock appreciation rights to participants, which include non-employee directors, officers and employees of and consultants to the Company and its affiliates. On May 22, 2002, the Company’s Board of Directors approved the adoption of an amendment to the Company’s 2000 Stock Incentive Plan (the “Plan Amendment”). The Plan Amendment increases the number of shares of Common Stock authorized for issuance pursuant to the Plan from 16,500,000 to 19,000,000 shares.  The increase is considered necessary and in the best interest of the Company to permit the Company to continue to attract, retain and motivate officers, employees, non-employee directors and consultants.  The Plan Amendment will not affect any other terms of the Plan. The total number of shares of common stock authorized for issuance pursuant to the Plans is 19,570,000 shares. As of March 30, 2003 the amount of shares reserved for future grants was 6,402,639. Stock options may include incentive stock options, nonqualified stock options or both, in each case, with or without stock appreciation rights.

On May 23, 2001, the Company’s Board of Directors approved the adoption of the Company’s 2001 Employee Stock Incentive Plan (the “Plan”). The Plan may grant incentive awards in the form of options to purchase shares of the Company’s common stock, restricted shares, common stock and stock appreciation rights to participants, which include employees which are not officers and directors of the Company and its affiliates and consultants to the Company and its affiliates. The total number of shares of common stock reserved and available for grant under the Plan is 2,000,000 shares. Shares subject to award under the Plan may be authorized and unissued shares or may be treasury shares. Stock options may include incentive stock options, nonqualified stock options or both, in each case, with or without stock appreciation rights.

STOCK-BASED COMPENSATION — The Company accounts for stock-based compensation granted to employees and directors under the intrinsic value method as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

As required under Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (“FAS 148”), “Accounting for Stock-Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share have been estimated at the date of grant as if the Company had accounted for such awards under the fair value method of FAS123 using the Black-Scholes option-pricing model.

Pre-IPO, the Company granted certain options and sold certain shares of common stock below the deemed fair value. Subsequent to the IPO, the fair market value of the stock for purposes of issuing common stock options is based upon the market price of the Company’s stock on the date of grant. During 2002, the Company granted 300,000 shares of restricted common stock for a purchase price of $0.01 per share which was less than the fair value of common stock of $2.90 and granted 100,000 shares of restricted common stock for a purchase price of $0.01 per share which was less than the fair value of common stock of $0.75. In total, the Company has recorded deferred stock compensation of $2,386,000, net of forfeitures, of which $43,000 and $102,000 of deferred stock compensation expense was recognized in the three months ended March 30, 2003 and March 31, 2002, respectively.

Stock-based awards granted subsequent to the IPO have been valued using the Black-Scholes option pricing model. Estimates and other assumptions necessary to apply the Black-Scholes model may differ significantly from assumptions used in calculating the value of options granted prior to the IPO under the minimum value method. The weighted average fair value of stock-based awards granted in the first quarter of 2002 reported below has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended
March 31, 2002
Employee Stock Option Plans
Fair value	$1.43
Dividend yield	0.0%
Volatility	97.0%
Risk free interest rate at the time of grant	3.7%
Expected term to exercise (in months from the vest date)	48.0

Employee Stock Purchase Plan
Fair value	$0.86
Dividend yield	0.0%
Volatility	74.5%
Risk free interest rate at the time of grant	2.0%
Expected term to exercise (in months from the vest date)	6.0

No stock-based awards were granted in the three months ended March 30, 2003.

The Black-Scholes model used by the Company to calculate option values, as well as other currently accepted option valuation models, were developed to estimate the fair values of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require highly subjective assumptions, including future stock price volatility, and expected time until exercise, which greatly affect the calculated values.

The following table illustrates the effect on net loss had compensation cost for all of the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans, and amortized to expense over the vesting period of the awards consistent with the methodology prescribed under SFAS 123, “Accounting for Stock-Based Compensation” (in thousands):

	Three Months Ended
	March 30, 2003	March 31, 2002

Reported net loss	$(4,189)	$(4,722)
Add: Total stock-based employee compensation expense included in reported net loss	43	102
Deduct: Total stock-based employee compensation expense under fair value based method for all awards	(591)	(614)
Pro forma net loss	$(4,737)	$(5,234)

Pro forma net loss per basic and diluted share	$(0.08)	$(0.09)

9.      LOSS PER SHARE CALCULATION

Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods.  The net loss per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2003	March 31, 2002

Net loss	$(4,189)	$(4,722)

Denominator for basic net loss per share:
Weighted average shares outstanding	56,591	55,995
Less weighted average shares subject to repurchase	(75)	—
Weighted average shares outstanding	56,516	55,995

Denominator for diluted net loss per share:
Weighted average shares outstanding	56,516	55,995
Effect of dilutive stock options	—	—
Diluted weighted average common shares	56,516	55,995

Basic and diluted loss per share	$(0.07)	$(0.08)

For the three months ended March 30, 2003, the incremental shares from the assumed exercise of 231,859 stock options were not included in computing the diluted per share amounts because the effect of such assumed conversion would be anti-dilutive. The Employee Stock Purchase Plan was suspended in November 2002 due to the Fox Paine Acquisition Proposal and therefore there were no shares related to contributions under the Employee Stock Purchase Plan as of March 30, 2003. For the three months ended March 31, 2002, the incremental shares from the assumed exercise of 8,216,055 stock options and 41,093 shares related to contributions under the Employee Stock Purchase Plan for pending purchases were not included in computing the diluted per share amounts because the effect of such assumed conversion and issuance would be anti-dilutive.

10.    RESTRUCTURING CHARGES

During fiscal 2002 and 2001, the Company recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing its business. Such charges were established in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges”. These charges include workforce reductions, consolidation of excess facilities and asset impairments as detailed in Note 10 of the Company’s Annual Report on Form 10-K as of December 31, 2002.

 During the quarter ended March 30, 2003, it was determined that one of the employees slated to be eliminated would instead be retained for another position.  As such, approximately $21,000 of the third quarter 2002 restructuring charge was reversed.

The following table summarizes restructuring accrual activity recorded during the years 2002 and 2001 and the quarter ended March 30, 2003, respectively (in thousands):

	Workforce Reduction	Lease Loss	Asset Impairment	Total

Total charge	$786	$34,880	$8,364	$44,030
Non-cash charges	—	(5,455)	(8,364)	(13,819)
Cash payments	(437)	(1,755)	—	(2,192)
Balance at December 31, 2002	349	27,670	—	28,019

Non-cash charges	(21)	12	—	(9)
Cash payments	(44)	(459)	—	(503)
Balance at March 30, 2003	$284	$27,223	$—	$27,507

Of the accrued restructuring charge at March 30, 2003, the Company expects approximately $2.6 million of the lease loss and the remaining severance of approximately $284,000 to be paid out over the next twelve months. As such, these amounts are recorded as current liabilities and the remaining $24.6 million to be paid out over the remaining life of the lease of approximately nine years is recorded as a long-term liability.

11.    OTHER MATTERS

In September 2002 the Company announced the receipt of a proposal from an affiliate, Fox Paine & Company LLC (“Fox Paine”) to acquire all of the shares of the Company’s common stock held by unaffiliated stockholders for $1.10 per share in cash (the “Acquisition Proposal”). Fox Paine and its affiliates currently own approximately 66% of the Company’s outstanding shares or approximately 37.0 million shares of a total of approximately 56.5 million shares outstanding. The Company’s Board of Directors formed a special committee composed of two independent directors not affiliated with Fox Paine (the “Special Committee”) to review the Acquisition Proposal. On March 27, 2003, Fox Paine withdrew its Acquisition Proposal. During the three months ended March 30, 2003, the Company incurred approximately $736,000 of costs and expenses related to the Acquisition Proposal.  The Company expects these expenses to continue into the second quarter and the remainder of 2003.

12.    LITIGATION

As previously reported by the Company, four lawsuits, three of which are purported class action lawsuits, were filed against WJ Communications and its directors in connection with Fox Paine’s proposal (the “Acquisition Proposal”) to purchase all of the shares of its common stock not held by Fox Paine and their affiliates.  Fox Paine is also a defendant in these lawsuits. One of the actions, which is not a purported class action, was filed by WJ Communications, Inc.’s former President and Chief Executive Officer, Malcolm J. Caraballo. Among other things, these lawsuits sought an injunction against the consummation of the proposed transaction and an award of unspecified compensatory damages. On March 27, 2003, Fox Paine withdrew their Acquisition Proposal. The recent material developments in the specific cases related to Fox Paine’s Acquisition Proposal are as follows:

With respect to the two purported class action complaints filed in the Court of Chancery in the State of Delaware in and for New Castle County that were subsequently consolidated on November 7, 2002 under the caption IN RE WJ COMMUNICATIONS SHAREHOLDERS LITIGATION, Consolidated Case No. 19905, on April 23, 2003 the Company was served with a Notice and Order of Dismissal filed by plaintiff’s counsel stating that the plaintiff has voluntarily dismissed this action without prejudice. No consideration was paid by the Company in connection with the voluntary dismissal and each party is obligated to bear its own attorneys’ fees, costs and expenses.

With respect to the two lawsuits filed in the Superior Court of the State of California on November 8, 2002 (No. CV 812579) and January 21, 2003 (No. CV 81488), the parties have stipulated to a voluntary dismissal of each of these lawsuits without prejudice. No consideration was paid by the Company in connection with the voluntary dismissals and each party is obligated to bear its own attorneys’ fees, costs and expenses.

The Company currently is also involved in litigation and regulatory proceedings incidental to the conduct of our business and expect that the Company will be involved in other litigation and regulatory proceedings from time to time. While the Company believes that any adverse outcome of such pending matters will not materially affect our business or financial condition, there can be no assurance that this will be the case.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Special Notice Regarding Forward-Looking Statements. The following discussion and analysis contains forward-looking statements including financial projections, statements as to the plans and objectives of management for future operations, and statements as to our future economic performance, financial condition or results of operations. These forward-looking statements are not historical facts but rather are based on current expectations, estimates, projections about our industry, our beliefs and our assumptions. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those projected in these forward-looking statements as a result of a number of factors, including, but not limited to, the continuation or worsening of poor economic and market conditions in our industry and in general, technological innovation in the wireless communications markets, the availability and the price of raw materials and components used in our products, the demand for wireless systems and products generally as well as those of our customers and changes in our customer’s product designs. Readers of this report are cautioned not to place undue reliance on these forward-looking statements.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other disclosures included elsewhere in this Form 10-Q and our Annual Report filed on Form 10-K for the year ended December 31, 2002. Except for historic actual results reported, the following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. See “Special Notice Regarding Forward-looking Statements” above and “Risk Factors That May Affect Future Results” below for a discussion of certain factors that could cause future actual results to differ from those described in the following discussion.

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

When we began our operations in the commercial communications market, we initially benefited from significant increases in spending on capital equipment by communications service providers, which resulted in increased demand for our products. However, the demand for telecommunications equipment has been very weak for the last two years and the first quarter of 2003. We project this weakness in demand to continue throughout the remainder of 2003 and potentially beyond based on customer forecasts for the purchase of our products. The primary reason for this weakness in demand for these products is an overall decline in capital spending by communication service providers resulting in our customers attempting to reduce their inventory levels. A significant contributing factor to the decline in capital expenditures has been the numerous early stage communication service providers, who have previously been able to access the capital markets, that are having difficulties in finding new sources of capital and, in certain instances, have filed for bankruptcy. In addition, several of the more established service providers financed the build out of their networks with debt. Many of these service providers have shifted their focus to debt reduction and profitability enhancement. As a result, we believe that these companies have had to greatly reduce their capital expenditures. This reduction in capital expenditures is being accentuated by the general economic slowdown, which is having a negative impact on communication service providers’ revenues and profitability.

On a long-term basis, we believe that the demand for commercial communications equipment and our products will rebound. Since 2001, we have introduced many new products which will further position us to benefit from the roll-out of 2.5G and 3G wireless and Cable Access Television (“CATV”). In the first quarter of 2003, we introduced seven new RF semiconductor products primarily targeted at wireless infrastructure applications.  During 2002, we introduced forty new RF semiconductor products.  In the first quarter of 2003 we had thirty-six new design wins at major Original Equipment Manufacturers (“OEMs”) expanding on the over one hundred design wins we achieved during 2002. During 2003, we are continuing to concentrate our resources on the development of RF semiconductors and expect to maintain our accelerated pace of new product introductions and design wins. While customer interest, new product introductions, accelerating pace of design wins and new orders are encouraging, there is no assurance that they will have a positive impact on our overall sales.

Our current manufacturing operations are highly automated which has required us to make significant investments in equipment and fixed overhead. As a result, the volume of product we produce and sell has a significant impact on our gross profit margin. Until demand increases, the slow down in spending on commercial communications equipment will negatively impact our gross margin. In addition, we typically generate lower gross margin on new product introductions. Over time, we typically become more efficient relative to new products through learning and increased volumes as well as through introducing lower cost elements to the product designs. We expect our new product introductions to continue to be a higher percentage of our sales mix, which will continue to have a temporary negative impact on our gross margin. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility and predictability of customer demand and potential competition which will contribute to a higher level of inventory risk in our near future.

Since the beginning of 2001, we have been taking aggressive steps designed to more closely align our production costs with our customers’ current forecasted demand for our products. As part of this effort, we reduced our workforce by approximately 48% during 2001 and reduced non-employee costs including sales and marketing, general and administrative, and overhead expenses. Our cost reduction initiatives have also included temporary shutdowns of our manufacturing facilities and significant reductions in capital spending. We took further action in the third quarter of 2002, primarily directed at production costs, by reducing our workforce by an additional 22%, initiating a plan to sell excess manufacturing equipment and by consolidating our manufacturing operations and abandoning our excess leased space under our second restructuring plan (see Note 10 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q).

During 2002, we began to design and manufacture semiconductors utilizing other manufacturing technologies at third-party foundries. We believe that this approach is required in order to continue to offer competitive products and expect that a greater number of our future products would be developed in this fashion.  In December 2002, we determined that over the course of 2003, we will transition to a fully outsourced business model and we recorded related restructuring charges. We believe that this business strategy offers considerable advantages such as allowing us to focus our resources on product development and marketing, minimizing capital expenditures, reducing operating expenses, allowing us to continue to offer competitive pricing, reducing time to market, reducing technology and product risks and facilitating the migration of our products to new process technologies, which reduce costs and optimize performance. However, there are also significant business risks associated with our dependence upon third parties for our manufacturing needs and there can be no assurance that our outsourcing strategy will be a success.

We expect that reduced end-customer demand, underutilization of our manufacturing capacity until we transition to a fully outsourced business model and other factors will continue to adversely affect our operating results in the near term and we anticipate incurring additional losses throughout 2003. In order to return to profitability, we must achieve substantial revenue growth and we currently face an environment of uncertain demand in the markets our products address.  We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a continuous basis, we evaluate all our significant estimates including those related to doubtful accounts receivable, inventory valuation, impairment of long-lived assets, income taxes, restructuring including accruals for abandoned lease properties, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstance, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended. SAB 101 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. Revenues from our distributor are recognized upon shipment based on the following factors:  our sales price is fixed and determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributor has separate economic substance, we have no obligation with respect to the resale of the distributor’s inventory, and we believe we can reasonably estimate the potential returns from our distributor based on their history and our visibility in the distributor’s success with its products and into the market place in general. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and historic bad debts, changes in customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences may result in the amount and timing of expenses for any period if management made different judgments or utilized different estimates. Our allowance for doubtful accounts was approximately $310,000 as of March 30, 2003. Approximately 76% of our accounts receivable or $3.7 million as of March 30, 2003 was concentrated with our top two customers, each, including their respective manufacturing subcontractors, accounting for more than 10% of our sales, and in aggregate accounting for 71% of our sales in the first quarter of 2003.

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

Income Taxes

As part of the process of preparing our unaudited condensed consolidated financial statements, we are required to estimate our income tax provision (benefit) in each of the jurisdictions in which we operate. This process involves us estimating our current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our unaudited condensed consolidated balance sheet.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The deferred tax asset was reclassified to income tax receivable in March of 2003 as a result of a carryback claim filed for our 2002 net operating loss.

Restructuring

During fiscal 2002 and 2001, we recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing our business. Such charges were established in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. These charges include abandoned leased properties comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and asset impairment charges on tenant improvements deemed no longer realizable. In determining these estimates, we make certain assumptions with regards to our ability to sublease the space and reflected offsetting assumed sublease income in line with our best estimate of current market conditions. Should there be a further significant change in market conditions, the ultimate losses on these could be higher and such amount could be material. During 2002, we recorded restructuring charges of $27.9 million related to restructuring activities initiated in 2002 and also recorded additional charges of $6.3 million related to restructuring activities initiated in 2001, primarily due to changes in estimated sublease income.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors we consider that could trigger an impairment review include the following:  significant underperformance relative to expected historical or projected, future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; or significant technological changes, which would render equipment and manufacturing process obsolete. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During 2002, the Company recognized an asset impairment of $4.4 million for assets held and used and $3.9 million for assets held for sale.

Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected cash flows and should different conditions prevail, material write downs of our long-lived assets could occur.

Recent Developments

On March 27, 2003, we announced the withdrawal of the previously announced proposal from an affiliate, Fox Paine & Company LLC (“Fox Paine”) to acquire all of the shares of company common stock held by unaffiliated stockholders for $1.10 per share in cash (the “Acquisition Proposal”). Fox Paine and its affiliates currently own approximately 66% of our outstanding shares or approximately 37.0 million shares of a total of approximately 56.5 million shares outstanding.

CURRENT OPERATIONS

Three Months Ended March 30, 2003 Compared to Three Months Ended March 31, 2002

Sales – We recognized $7.7 million and $13.1 million in sales for the three months ended March 30, 2003 and March 31, 2002, respectively. This $5.4 million or 41% decrease in sales reflects our decision in 2002 to exit our fixed wireless and fiber optics businesses. This decrease was partially offset by the increase in sales of our RF semiconductor products. RF semiconductor sales during the first quarter of 2003 totaled $5.5 million, representing 72% of total sales and an increase of 45% over the first quarter of 2002 sales of $3.8 million. Our RF semiconductor sales includes sales of our Thin-Film products which represents approximately $542,000 and $665,000 for the periods ended March 30, 2003 and March 31, 2002, respectively. As we announced on December 10, 2002, we have entered into an agreement to sell our Thin-Film product line to M/A-COM, a unit of Tyco Electronics. The product line will transfer to M/A-COM and title is expected to pass within our second quarter of 2003. We will operate the product line until that time, but expect Thin-Film sales to decline significantly during our second quarter of 2003. Excluding our Thin-Film sales, our Semiconductor IC sales increased 59% to $5.0 million in the first quarter of 2003 from $3.1 million from the same period last year. Wireless product sales during the first quarter of 2003 totaled $2.2 million, representing 28% of total sales and a decrease of 67% over the first quarter of 2002 sales of $6.6 million. Wireless product sales for the first quarter of 2002 included $3.0 million for final product delivery of our last major fixed wireless contract. Fiber optic sales represented an insignificant amount of sales in relation to total sales for the first quarter of 2003.

We depend on a small number of customers for a majority of our sales. During the three months ended March 30, 2003, we had two customers which each accounted for more than 10% of our sales and in aggregate accounted for 71% of our sales.  During the three months ended March 31, 2002, we had three customers which each accounted for more than 10% of our sales and in aggregate accounted for 65% of our sales. We have diversified our customer base over the last few years and intend to further diversify our customer base and product offering in the future. However, we anticipate that we will continue to sell a majority of our products to a relatively small group of customers.

Cost of Goods Sold – Our cost of goods sold for the three months ended March 30, 2003 was $4.8 million, a decrease of $5.3 million or 52% as compared with cost of goods sold of $10.1 million in the three months ended March 31, 2002. As a percentage of sales, our cost of goods sold decreased to 62% of sales in the three months ended March 30, 2003 from 77% in the three months ended March 31, 2002. As a percentage of sales, the decrease in our cost of goods sold reflects the increase of Semiconductor IC sales to 65% of our total sales in the first quarter of 2003 from 24% of total sales in the first quarter of 2002. Our Semiconductor IC products have a lower direct cost component than does our Wireless products. In absolute dollars, the decrease in our cost of goods sold reflects the factors previously noted as well as our decline in sales during 2003. During the first quarter of 2002, our cost of goods sold benefited from the sale of fixed wireless CPE inventory with an original cost of $5.9 million of which $3.1 million had been previously written off in 2001. These benefits were mainly offset by an increase in our provision of excess and obsolete inventory of  $2.9 million related to our fiber optic product line. Due to rapidly changing customer forecasts and orders, additional write-downs of excess or obsolete inventory, while not currently expected, could be required in the future. In addition, the sale of previously written down inventory could result from significant unforeseen increases in customer demand. We have a significant amount of unabsorbed overhead costs related to the increased manufacturing infrastructure we put in place to support our customers’ demand in the second half of 2000. This increased infrastructure includes, among other things, a new manufacturing facility and investments in equipment. Our 2002 restructuring program will mitigate our unabsorbed overhead through the write down of excess facilities and equipment, but we will still have fixed manufacturing costs that these efforts will not impact. Given the current economic slowdown, our capacity may not be fully utilized and the ongoing costs thereof will still be incurred until such time as the market demand for our products increases or our transition to an outsourced business model is complete. In addition, we typically generate lower gross margin on new product introductions which we expect to be a higher percentage of our sales mix going forward. Over time, we typically become more efficient relative to new products through learning and increased volumes as well as through introducing lower cost elements to the product designs. New product lines also contain a greater degree of inventory risk due to uncertainty regarding a lack of visibility and predictability of customer demand and potential competition

Research and Development – Our research and development expense for the three months ended March 30, 2003 was $4.5 million, a slight increase of approximately $28,000 as compared with research and development expense of $4.4 million in the three months ended March 31, 2002. Research and development efforts in the both quarters were attributable to spending on the development of RF semiconductor products. As a percentage of sales, research and development expenses increased to 58% of sales in three months ended March 30, 2003 from 34% of sales in the three months ended March 31, 2002. The increase in research and development expense as a percentage of sales relates to our decline in sales. Product research and development is essential to our future success and we expect to continue to make investments in new product development and engineering talent.  In particular, we will continue to focus our research efforts and resources on RF semiconductor development.

Selling and Administrative – Selling and administrative expense for the three months ended March 30, 2003 was $2.7 million or 35% of sales, a decrease of approximately $731,000 or 21% as compared with selling and administrative expense of $3.4 million or 26% of sales in the three months ended March 31, 2002. The decrease in absolute dollars is primarily related to reduced wages and benefits including severance, commission, advertising and promotion expenses, outside services, and legal expense partially offset by an increase in accounting and insurance.  As a percentage of sales, the increase in selling and administrative expense reflects the decrease in sales during the first quarter of 2003.

Amortization of Deferred Stock Compensation – Amortization of deferred stock compensation expense in the three months ended March 30, 2003 includes approximately $43,000 related to the granting of restricted stock during 2002 at a price below fair market value and the issuance of stock options during 2000 at prices deemed below fair market value. Amortization of deferred stock compensation expense in the three months ended March 31, 2002 includes approximately $102,000 related to the issuance of stock options during 2000 at prices deemed below fair market value. As of March 30, 2003, the balance of our remaining unamortized deferred stock compensation was approximately $196,000 to be amortized over the next 24 months.

Recapitalization Merger – We incurred recapitalization merger expense of $736,000 in the first three months ended March 30, 2003 related to our consideration of the proposed Fox Paine transaction. On September 19, 2002, we announced the receipt of a proposal from an affiliate, Fox Paine & Company LLC (“Fox Paine”) to acquire all of the shares of our common stock held by unaffiliated stockholders for $1.10 per share in cash (the “Acquisition Proposal”). Fox Paine and its affiliates currently own approximately 66% of our outstanding shares or approximately 37.0 million shares of a total of approximately 56.5 million shares outstanding. Our Board of Directors formed a special committee composed of two independent directors not affiliated with Fox Paine (the “Special Committee”) to review the Acquisition Proposal. These expenses include legal and financial consulting fees as well as compensation to the members of the Special Committee. Although, on March 27, 2003, Fox Paine withdrew its Acquisition Proposal, we expect these expenses to continue into the second quarter and the remainder of 2003.

Restructuring charges – During the quarter ended March 30, 2003, it was determined that one of the employees slated to be eliminated would instead be retained for another position.  As such, approximately $21,000 of the third quarter 2002 restructuring charge was reversed. For further discussion, see Note 10 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Interest Income – Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. Our interest income in the three months ended March 30, 2003 was approximately $218,000, a decrease of $81,000 or 27% as compared with interest income of $299,000 in the three months ended March 31, 2002. This decrease primarily resulted from decreased average amounts of funds available for investment and a decrease in interest rates.  To the extent we continue to utilize our cash in the operation of our business, interest income is expected to decrease going forward. Additionally, our interest income will be impacted by changes in the market interest rates of our investments, which are generally lower than they were a year ago.

Interest Expense – Our interest expense for the three months ended March 30, 2003 was approximately $12,000, a decrease of approximately $10,000 or 45% as compared with interest expense of approximately $22,000 for the three months ended March 31, 2002. Interest expense for both periods relates to fees associated with our revolving credit facility and outstanding letters of credit.

Other Income (Expense)-Net – The other income realized in the three months ended March 30, 2003 was approximately $11,000 related to fees collected for storage of previously sold equipment.

Income Tax Benefit – In the three months ended March 30, 2003 we recorded a one-time tax benefit of $631,000 related to an income tax refund of $480,000 from the State of Maryland as the result of amending our 1999 state tax return and an adjustment to our deferred tax asset of $151,000 for additional federal income tax refund determined after finalizing our 2002 carryback claim filed in the first quarter of 2003. Beginning in 2002, it was determined that it was not more likely than not that any additional deferred tax assets would be realized through the application of carryforward claims, thus we will not benefit on-going future net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

On March 30, 2003, cash and equivalents and short-term investments totaled $62.3 million, a decrease of $2.4 million from the December 31, 2002 balance of $64.7 million.

In December of 2000, we entered into a $25.0 million revolving credit facility (“Revolving Facility”) with a bank. The Revolving Facility matures on December 31, 2003 and contains a $15.0 million sub-limit to support letters of credit. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires that we maintain certain financial ratios and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission. The Revolving Facility is secured by substantially all of our assets. As of March 30, 2003, there were no outstanding borrowings under the Revolving Facility. We have letters of credit of $4.3 million outstanding as of March 30, 2003 against which no amounts have been drawn. Subsequent to quarter end, we obtained a waiver for the quarter ended March 30, 2003 of certain financial covenants under the Revolving Facility for which we were out of compliance.  In order for amounts to be available to us under the Revolving Facility in the future, we are negotiating with the lender to amend the financial covenants.

Net Cash Provided (Used) by Operating Activities – Net cash provided (used) by operations was ($2.4) million and $13.1 million in the three months ended March 30, 2003 and March 31, 2002, respectively. Net loss in the three months ended March 30, 2003 and March 31, 2002 was ($4.2) million and ($4.7) million from operations, respectively. Items impacting the difference between net loss from operations and cash flows from operations in the first quarter of 2003 were $5.1 million used by working capital and $6.0 million provided by a decrease in our deferred tax assets. The $5.1 million used by working capital primarily relates to a $1.1 million decrease in inventories and a $6.2 million increase in federal income tax receivable. The $6.2 million increase in federal income tax receivable is due to a reclassification from the deferred tax asset which relates to the realization of a refund claim generated by the carryback of our 2002 net operating loss.  Significant items impacting the difference between net loss from operations and cash flows from operations in the first quarter of 2002 were $5.3 million provided by working capital and $8.2 million provided by the utilization of deferred tax assets. The $5.3 million provided by working capital primarily relates to a $784,000 decrease in inventories and a $3.3 million decrease in receivables. The $8.2 million provided by the utilization of deferred tax assets relates to the receipt of an income tax refund generated by the carryback of our 2001 net operating loss.

Net Cash Provided (Used) by Investing Activities – Net cash provided (used) by investing activities was ($1.8) million and $1.6 million in the three months ended March 30, 2003 and March 31, 2002, respectively. In the first quarter of 2003, we used $16.4 million to purchase short-term investments which was partially offset by $14.7 million received from the sale of short-term investments.  In the first quarter of 2002, we received $14.9 million from the sale of short-term investments which was partially offset by $12.3 million used to purchase short-term investments and $1.0 million to invest in property, plant and equipment. During 2003, we expect to invest approximately $1.0 to $2.0 million in capital expenditures of which approximately $60,000 was purchased in the first quarter. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so throughout 2003.

Net Cash Provided by Financing Activities – Net cash provided by financing activities totaled $36,000 in the three months ended March 31, 2002. In the first quarter of 2002, we received net cash of approximately $36,000 from the sale of our common stock to employees through our employee stock purchase and option plans.

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

Cash, Cash Equivalents and Investments — Cash and cash equivalents consist of money market funds and commercial paper acquired with remaining maturity periods of 90 days or less and are stated at cost plus accrued interest which approximates market value. Short-term investments consist primarily of high-grade debt securities (A rating or better) with maturity greater than 90 days from the date of acquisition and are classified as available-for-sale. Short-term investments classified as available-for-sale are reported at fair market value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity, net of tax, until realized. These available-for-sale securities are subject to interest rate risk and will rise or fall in value if market interest rates change. They are also subject to short-term market risk. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

The following table provides information about our investment portfolio and constitutes a “forward-looking statement.” For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Expected Maturity Dates	Expected Maturity Amounts	Weighted Average Interest Rate
	(in thousands)
Cash equivalents:
2003	$39,766	1.11%
Short-term investments:
2003	22,907	1.34%
Fair value at March 30, 2003	$62,673

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”).  Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted below, our Disclosure Controls are effective at recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, the information the Company is required to disclose in its periodic SEC reports.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

You should carefully consider the risks described below and all other information contained in this report and in our other filings with the SEC, including but not limited to information under the heading “Risk Factors That May Affect Future Results” in our most recently filed Form 10-K in evaluating us and our business before making an investment decision. If any of the following risks, or other risks and uncertainties that we have not yet identified or that we currently think are immaterial, actually occur and are material, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline and you may lose part or all of your investment.

We have recently incurred substantial operating losses and we anticipate additional future losses.

In the three months ended March 30, 2002, our sales were $7.7 million and we incurred an operating loss of $4.2 million. In addition, our sales for the year ended December 31, 2002 were $40.2 million compared to $62.2 million for 2001.  The decrease in revenue was due to sharply reduced end-customer demand in many of the communications end-markets, which our products address. We incurred a net loss of $51.4 million for the year ended December 31, 2002.

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

Our common stock is listed on the Nasdaq National Market and the bid price for our common stock has recently been below $1.00 per share during certain periods. The Nasdaq National Market rules for continued listing require, among other things, that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days. On May 6, 2003 we received notification from Nasdaq that for the prior 30 consecutive trading days the price of our common stock had closed below the minimum bid price requirement. While there are steps the Company can take to address this situation in the future, including a reverse stock split or share repurchase, we cannot assure you that our stock will maintain such minimum bid price requirement or that we will be able to meet or maintain all of the Nasdaq National Market continued listing requirements in the future. If, in the future, our minimum bid price is again below $1.00 for 30 consecutive trading days, under the current Nasdaq National Market rules we will have a period of 180 days to attain compliance by meeting the minimum bid price requirement for 10 consecutive days during the compliance period.

If our common stock ceases to be listed for trading on the Nasdaq National Market for failure to meet the minimum bid price requirement, we expect that our common stock would be traded on the NASD’s Over-the-Counter Bulletin Board unless Nasdaq grants an additional grace period for transfer to Nasdaq’s SmallCap Market, which also has a similar $1.00 minimum bid requirement. In addition, our stock could then potentially be subject to the Securities and Exchange Commission’s “penny stock” rules, which place additional disclosure requirements on broker-dealers. These additional disclosure requirements may harm your ability to sell your shares if it causes a decline in the ability or willingness of broker-dealers to sell our common stock. We also expect that the level of trading activity of our common stock would decline if it is no longer listed on the Nasdaq National Market or SmallCap Market. As such, if our common stock ceases to be listed for trading on the Nasdaq National Market or SmallCap Market, it may harm our stock price, increase the volatility of our stock price and make it more difficult for you to sell your shares of our common stock.

We are exposed to the risks associated with the worldwide economic slow down and related uncertainties.

Slower economic activity, concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications and related industries, and international conflicts and terrorist and military activity have resulted in a downturn in worldwide economic conditions, particularly in the United States. As a result of these unfavorable economic conditions, during 2002 we experienced a significant slow down in customer orders, an increase in the number of cancellations and reschedulings of backlog and higher overhead costs as a percentage of our reduced net sales. In 2003, concerns remain regarding the timing, strength and duration of economic recovery in the semiconductor industry and commercial communications infrastructure markets. In addition, political and social turmoil related to international conflicts and terrorist acts place further pressure on economic conditions in the U.S. and to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations will likely be materially and adversely affected.

A small number of customers account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a reduction of sales.

We depend on a small number of customers for a majority of our sales. During the three months ended March 30, 2003, we had two customers which each accounted for more than 10% of our sales and in aggregate accounted for 71% of our sales, including sales to their respective manufacturing subcontractors. Sales to our 10% customers, including sales to their respective manufacturing subcontractors, in aggregate accounted for 65% of our sales for the three months ended March 31, 2003. In addition, most of our sales result from purchase orders or from contracts that can be cancelled on short-term notice. We expect that our key customers will continue to account for a substantial portion of our revenue in 2003 and in the foreseeable future. The loss of or a reduction in orders from a significant customer for any reason could cause our sales to decrease.

We depend solely on Richardson Electronics, Ltd. for distribution of our RF semiconductor products.

On June 5, 2002 we entered into a distribution agreement with Richardson Electronics, Ltd. to act as the sole worldwide distributor of our complete line of RF semiconductor products. Our sales to Richardson Electronics, Ltd. represents 62% and 40% of our Semiconductor sales for the quarters ended March 30, 2003 and March 31, 2002, respectively. We cannot assure you that this expanded relationship will result in an improvement in sales of our semiconductor products. If this sole distributor fails to successfully market and sell our products, our semiconductor sales could materially decline. Our agreement with this distributor does not require it to purchase our products and is terminable at any time. If this distribution relationship is discontinued, our RF semiconductor sales could materially decline.

Our future success depends significantly on strategic relationships with certain of our customers. If we cannot maintain these relationships or if these customers develop their own solution or adopt a competitor’s solutions instead of buying our products, our operating results would be adversely affected.

In the past, we have relied on our strategic relationships with certain customers who are technology leaders in our target markets. We intend to pursue and continue to form these strategic relationships in the future but we cannot assure you that we will be able to do so. These relationships often require us to develop new products that typically involve significant technological challenges. Our partners frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial amount of our limited resources to our strategic relationships, which could detract from or delay our completion of other important development projects. Delays in development could impair our relationships with our strategic partners and negatively impact sales of the products under development. Moreover, it is possible that our customers may develop their own solutions or adopt a competitor’s solution for products that they currently buy from us. If that happens, our business, financial condition and results of operations could be materially and adversely affected.

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

•                       cost and expense of outsourcing our semiconductor manufacturing;

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

•                       diversion of management’s attention and resources as a result of defending against litigation matters;

•                       cost, expense and any adverse outcome of the lawsuits filed against us and our directors in connection with Fox Paines’s proposal to purchase all of the shares of our common stock not held by Fox Paine and their affiliates which was withdrawn on March 27, 2003;

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

We have no long-term contracts with any foundry and we do not have a guaranteed level of production capacity at any foundry. The ability of each foundry to provide wafers to us is limited by its available capacity and our foundry suppliers could provide that limited capacity to its other customers.  In addition, our foundry suppliers could reduce or even eliminate the capacity allocated to us on short notice.  Moreover, such a reduction or elimination is possible even after we have submitted a purchase order. If we choose to use a new foundry, it typically takes several months to complete the qualification process before we can begin shipping products from the new foundry.

The foundries we use may experience financial difficulties or suffer damage or destruction to their facilities. If these events or any other disruption of wafer fabrication capacity occur, we may not have a second manufacturing source immediately available.  We may therefore experience difficulties or delays in securing an adequate supply of our products, which could impair our ability to meet our customers’ needs and have a material adverse effect on our operating results. In the event of these types of delays, we cannot assure you that the required alternate capacity, particularly wafer production capacity, would be available on a timely basis or at all. Even if alternate wafer production capacity is available, we may not be able to obtain it on favorable terms, which could result in a loss of customers. We may be unable to obtain sufficient manufacturing capacity to meet demand, either at our own facilities or through foundry or similar arrangements with others.

In addition, the highly complex and technologically demanding nature of semiconductor manufacturing has caused foundries to experience from time to time lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. Lower than anticipated manufacturing yields may affect our ability to fulfill our customers’ demands for our products on a timely and cost-effective basis.

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

•                       gain market acceptance of our products and our customers’ products.

If we are not able to develop and introduce new products successfully and in a cost-effective and timely manner, our business, financial condition and results of operations would be materially and adversely affected.

Our new semiconductor products generally are incorporated into our customers’ products at the design stage. We often incur significant expenditures for the development of a new product without any assurance that an equipment manufacturer will select our product for design into its own product. The value of our semiconductors largely depends on the commercial success of our customers’ products and on the extent to which those products accommodate components manufactured by our competitors. We cannot assure you that we will continue to achieve design wins or that equipment that incorporates our products will ever be commercially successful.

The amount and timing of revenue from newly designed semiconductors is often uncertain.

We have announced a significant number of new semiconductor products and design wins for new and existing semiconductors. Achieving a design win with a customer does not create a binding commitment from that customer to purchase our products. Rather, a design win is solely an expression of interest by potential customers in purchasing our products and is not supported by binding commitments of any nature. Accordingly, a customer may choose at any time to discontinue using our products in their designs or product development efforts. Even if our products are chosen to be incorporated in our customer’s products, we still may not realize significant revenues from that customer if their products are not commercially successful. A design win may not generate revenue if the customer’s product is rejected by their end market. Typically, most new products or design wins have very little impact on near-term revenue. It may take well over a year before a new product or design win generates meaningful revenue.

Once a manufacturer of communications equipment has designed a supplier’s semiconductor into its products, the manufacturer may be reluctant to change its source of semiconductors due to the significant costs associated with qualifying a new supplier and potentially redesigning its product. Accordingly, our failure to achieve design wins with equipment manufacturers, which have chosen a competitor’s semiconductor, could create barriers to future sales opportunities with these manufacturers.

Our semiconductor products typically have lengthy sales cycles and we may ultimately be unable to recover our investment in new products.

After we have developed and delivered a semiconductor product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customer may need three to six months or longer to test, evaluate and adopt our semiconductors and an additional three to nine months or more to begin volume production of equipment that incorporates our semiconductors. Moreover, in light of the significant economic slow down in the telecommunications sector, it may take significantly longer than three to nine months before customers commence volume production of equipment incorporating some of our semiconductors. Due to this lengthy sales cycle, we may experience significant delays from the time we increase our expenses for research and development and sales and marketing efforts and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our semiconductors to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. In addition, our business, financial condition and results of operations could be materially and adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products.

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

Throughout the last two years and the first quarter of 2003, the demand for telecom equipment has been very soft. This weakness in demand is currently projected to continue throughout the remainder of 2003 and potentially beyond based on customer forecasts for the purchase of our products. If the markets for our products in broadband cable or wireless communications decline, fail to grow, or grow more slowly than we anticipate, the use of our products may be reduced and our sales could suffer.

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

As of March 30, 2003, Fox Paine & Company, LLC (“Fox Paine”) is the indirect beneficial owner of 65.7% of our outstanding share capital. As a result, Fox Paine has and will continue to have control over the outcome of matters requiring stockholder approval, including the power to:

•                       elect all of our directors and the directors of our subsidiaries;

•                       amend our charter or by-laws; and

•                       agree to or prevent mergers, consolidations or the sale of all or substantially all our assets or our subsidiaries’ assets.

Fox Paine also will be able to delay, prevent or cause a change in control relating to us. Fox Paine’s control over us and our subsidiaries, and its ability to delay or prevent a change in control relating to us could adversely affect the market price of our common stock.

Fox Paine’s controlling interest could also subject us to a class action lawsuits which could result in substantial costs and divert our management’s attention and financial resources from more productive uses. As previously announced, we received a proposal from Fox Paine to acquire all of the shares of our common stock held by unaffiliated stockholders for $1.10 per share in cash (the “Acquisition Proposal”). The Acquisition Proposal was withdrawn by Fox Paine on March 27, 2003. Three putative class action lawsuits and one lawsuit by our former chief executive officer were filed against Fox Paine, the Company and certain of our current and former directors in connection with the Acquisition Proposal. The lawsuits sought to enjoin the Acquisition Proposal and unspecified compensatory damages. Although each of these lawsuits have been voluntarily dismissed without prejudice as a result of the withdrawal of the Acquisition Proposal, we cannot assure you that, in the future, no other purported class action lawsuits will be filed against us based on similar allegations. During the quarter ended March 30, 2003, we have incurred approximately $736,000 of costs and expenses related to the Acquisition Proposal. We expect these expenses to continue into the second quarter and the remainder of 2003. Furthermore, we cannot assure you that Fox Paine will not in the future attempt to acquire complete control of the Company or engage in a going private transaction.

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

We have also identified the following additional risks which are described in detail in our Form 10-K for the year ended December 31, 2002:

i.	We face intense competition, and, if we do not compete effectively in our markets, we will lose sales and have lower margins.

ii.	We may pursue acquisitions and investments in new businesses, products or technologies that involve numerous risks, including the use of cash and diversion of management’s attention.

iii.	Claims that we are infringing third-party intellectual property rights may result in costly litigation.

iv.	Changes in the regulatory environment of the communications industry may reduce the demand for our products.

v.	Our future profitability could suffer from known or unknown liabilities that we retained when we sold parts of our company.

vi.	If we fail to comply with environmental regulations we could be subject to substantial fines.

vii.	If RF emissions pose a health risk, the demand for our products may decline.

viii.	Our facilities are concentrated in an area susceptible to earthquakes.

ix.	Our stock price is highly volatile.

x.	Our business experiences seasonality.

xi.

We may need to raise additional capital in the future through the issuance of additional equity or convertible debt securities or by borrowing money, and additional funds may not be available on terms acceptable to us.

xii.	There are inherent risks associated with sales to our foreign customers.

xiii.	Future sales of our common stock could depress its market price.

xiv.

You may be unable to recover damages from Arthur Andersen LLP in the event financial information audited by Arthur Andersen LLP included or incorporated in this Annual Report on Form 10-K and any of our other public filings is determined to contain false statements.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As previously reported by the Company, four lawsuits, three of which are purported class action lawsuits, were filed against WJ Communications and its directors in connection with Fox Paine’s proposal (the “Acquisition Proposal”) to purchase all of the shares of its common stock not held by Fox Paine and their affiliates.  Fox Paine is also a defendant in these lawsuits. One of the actions, which is not a purported class action, was filed by WJ Communications, Inc.’s former President and Chief Executive Officer, Malcolm J. Caraballo. Among other things, these lawsuits sought an injunction against the consummation of the proposed transaction and an award of unspecified compensatory damages. On March 27, 2003, Fox Paine withdrew their Acquisition Proposal. The recent material developments in the specific cases related to Fox Paine’s Acquisition Proposal are as follows:

With respect to the two purported class action complaints filed in the Court of Chancery in the State of Delaware in and for New Castle County that were subsequently consolidated on November 7, 2002 under the caption IN RE WJ COMMUNICATIONS SHAREHOLDERS LITIGATION, Consolidated Case No. 19905, on April 23, 2003 the Company was served with a Notice and Order of Dismissal filed by plaintiff’s counsel stating that the plaintiff has voluntarily dismissed this action without prejudice. No consideration was paid by the Company in connection with the voluntary dismissal and each party is obligated to bear its own attorneys’ fees, costs and expenses.

With respect to the two lawsuits filed in the Superior Court of the State of California on November 8, 2002 (No. CV 812579) and January 21, 2003 (No. CV 81488), the parties have stipulated to a voluntary dismissal of each of these lawsuits without prejudice. No consideration was paid by the Company in connection with the voluntary dismissals and each party is obligated to bear its own attorneys’ fees, costs and expenses.

The Company currently is also involved in litigation and regulatory proceedings incidental to the conduct of our business and expect that the Company will be involved in other litigation and regulatory proceedings from time to time. While the Company believes that any adverse outcome of such pending matters will not materially affect our business or financial condition, there can be no assurance that this will be the case.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.  OTHER INFORMATION

On May 6, 2003, the Company received notice from Nasdaq warning that the Company’s common stock failed to comply with the Nasdaq National Market rules for continued listing as a result of closing below the $1.00 minimum bid price requirement for the prior 30 consecutive trading days. The Company was given 180 calendar days, or until November 3, 2003, to regain compliance.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits

The exhibits listed on the following index to exhibits are filed as part of this Form 10-Q.

Exhibit Number	Exhibit Description

99.1	Certification of Michael R. Farese, Ph.D., Principal Executive Officer, Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

99.2	Certification of Fred J. Krupica, Principal Financial Officer, Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)              Reports on Form 8-K.

On March 27, 2003, WJ Communications, Inc., (the “Company”) issued a press release announcing that the proposal announced on September 19, 2002 for a going private transaction has been withdrawn by Fox Paine & Company, LLC.

On April 2, 2003, WJ Communications, Inc., (the “Company”) issued a press release announcing that its Board of Directors has authorized the repurchase of up to $2 million of the Company’s common stock.  The new program is effective immediately.

On April 22, 2003, WJ Communications, Inc., (the “Company”) issued a press release announcing its financial results for the quarterly period ended March 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 13th day of May 2003.

WJ COMMUNICATIONS, INC.
(Registrant)

Date	May 13, 2003	By:	/s/ MICHAEL R. FARESE, Ph.D.
Michael R. Farese, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date	May 13, 2003	By:	/s/ FRED J. KRUPICA
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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 13, 2003	By:	/s/ MICHAEL R. FARESE, Ph.D.
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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 13, 2003	By:	/s/ FRED J. KRUPICA
Fred J. Krupica
Chief Financial Officer
(principal financial officer)