Form 10-Q
period 2003-06-29
WJ COMMUNICATIONS INC
filed 2003-08-12
CIK 105006

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

As of August 8, 2003 there were 56,112,597 shares outstanding of the registrant’s common stock, $0.01 par value.

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

WJ COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS AND SIX MONTHS ENDED JUNE 29, 2003

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Sales:
Semiconductor	$3,510	$4,021	$9,013	$7,808
Wireless	1,974	1,960	4,161	8,573
Fiber optics	—	2,742	1	5,404
Total sales	5,484	8,723	13,175	21,785

Cost of goods sold	3,563	6,874	8,354	16,950
Gross profit	1,921	1,849	4,821	4,835
Operating expenses:
Research and development	4,281	4,657	8,749	9,097
Selling and administrative	2,687	2,596	5,398	6,039
Amortization of deferred stock compensation (*)	28	141	70	243
Recapitalization merger	35	—	772	—
Restructuring charges (credit) (Note 10)	—	—	(21)	—
Total operating expenses	7,031	7,394	14,968	15,379
Loss from operations	(5,110)	(5,545)	(10,147)	(10,544)
Interest income	195	336	414	635
Interest expense	(38)	(60)	(50)	(82)
Other income—net	1,084	—	1,094	—
Loss before income taxes	(3,869)	(5,269)	(8,689)	(9,991)
Income tax benefit	(16)	—	(647)	—
Net loss	$(3,853)	$(5,269)	$(8,042)	$(9,991)

Basic and diluted net loss per share	$(0.07)	$(0.09)	$(0.14)	$(0.18)
Basic and diluted average shares	56,354	56,292	56,434	56,174

(*) Amortization of deferred stock compensation is excluded from the following expenses:
Cost of goods sold	$8	$3	$16	$14
Research and development	10	4	31	33
Selling and administrative	10	134	23	196
	$28	$141	$70	$243

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net loss	$(3,853)	$(5,269)	$(8,042)	$(9,991)
Other comprehensive loss:
Unrealized holding gains (losses) on securities arising during period net of reclassification adjustments.	—	6	18	(8)

Comprehensive loss	$(3,853)	$(5,263)	$(8,024)	$(9,999)

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 29, 2003	December 31, 2002
		(See Note 1)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$55,684	$43,524
Short-term investments	8,488	21,221
Receivables, net	3,980	3,978
Inventories	2,945	3,957
Deferred income taxes	—	6,048
Other	2,326	2,105
Total current assets	73,423	80,833

PROPERTY, PLANT AND EQUIPMENT, net	12,083	14,409

OTHER ASSETS	214	306
	$85,720	$95,548

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,768	$2,555
Accrued liabilities	3,529	4,198
Restructuring accrual	2,897	2,649
Total current liabilities	9,194	9,402

Restructuring accrual	24,085	25,370
Other long-term obligations	11,253	11,158

Total liabilities	44,532	45,930

STOCKHOLDERS’ EQUITY:
Common stock	564	564
Treasury stock	(5)	—
Additional paid-in capital	178,646	179,172
Accumulated deficit	(137,851)	(129,808)
Deferred stock compensation	(166)	(292)
Other comprehensive loss	—	(18)
Total stockholders’ equity	41,188	49,618
	$85,720	$95,548

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 29, 2003	June 30, 2002
OPERATING ACTIVITIES:
Net loss	$(8,042)	$(9,991)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	2,405	3,018
Amortization of deferred financing costs	13	12
Net gain on disposal of property, plant and equipment	91	205
Gain on sale of product line	(1,084)	—
Deferred income taxes	6,036	8,158
Restructuring charges (credit)	(21)	—
Amortization of deferred stock compensation	70	243
Stock based compensation	50	82
Reduction in allowance for doubtful accounts	(302)	(78)
Write-off of uncollectible accounts to allowance	(2)	(362)
Amortization of discounts	43	586
Net changes in:
Receivables	302	7,140
Inventories	938	4,215
Other assets	1,173	744
Restructuring liabilities	(1,016)	(584)
Accruals, payables and income taxes	(297)	644
Net cash provided by operating activities	357	14,032

INVESTING ACTIVITIES:
Purchase of short-term investments	(20,927)	(24,913)
Proceeds from sale of short-term investments	33,647	30,684
Purchases of property, plant and equipment	(547)	(1,607)
Proceeds on disposal of property, plant and equipment	7	50
Proceeds from sale of product line (Note 11)	181	—
Net cash provided by investing activities	12,361	4,214

FINANCING ACTIVITIES:
Payments on long-term borrowings and financing costs	(32)	(12)
Repurchase of common stock	(526)	—
Net proceeds from issuances of common stock	—	628
Net cash provided (used) by financing activities	(558)	616

Net increase in cash and equivalents	12,160	18,862
Cash and equivalents at beginning of period	43,524	25,216
Cash and equivalents at end of period	$55,684	$44,078

Other cash flow information:
Income taxes refunded, net	$(6,678)	$(8,158)
Interest paid	37	71

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 29, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

As required under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share have been estimated at the date of grant as if the Company had accounted for such awards under the fair value method of FAS123 using the Black-Scholes option-pricing model.

The following table illustrates the effect on net loss had compensation cost for all of the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans, and amortized to expense over the vesting period of the awards consistent with the methodology prescribed under SFAS 123 (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Reported net loss	$(3,853)	$(5,269)	$(8,042)	$(9,991)
Add: Total stock-based employee compensation expense included in reported net loss	28	141	70	243
Deduct: Total stock-based employee compensation expense under fair value based method for all awards	(575)	(764)	(1,166)	(1,378)
Pro forma net loss	$(4,400)	$(5,892)	$(9,138)	$(11,126)

Pro forma net loss per basic and diluted share	$(0.08)	$(0.10)	$(0.16)	$(0.20)

2.             ORGANIZATION AND OPERATIONS OF THE COMPANY

WJ Communications, Inc. (formerly Watkins-Johnson Company, the “Company”) was founded in 1957 in Palo Alto, California. The Company was originally incorporated in California and reincorporated in Delaware in August 2000. For more than 30 years, the Company developed and manufactured microwave devices for government electronics and space communications systems used for intelligence gathering and communication. In 1996, the Company began to develop commercial applications for its military technologies. The Company’s continuing operations design, develop and manufacture innovative, high quality commercial communications products that enable voice, data and image transport over broadband cable and wireless communications networks around the world. The Company’s products are comprised of advanced, highly functional components and integrated assemblies which address the radio frequency (“RF”) challenges faced by both current and next generation commercial communications networks. The Company’s products are used by telecommunication equipment manufacturers in the network infrastructure supporting and facilitating mobile communications and enhanced voice services. Consistent with its strategy to become a pure RF semiconductor company, the Company announced at the end of 2002 that it had entered into an agreement to sell its Thin-Film product line to M/A-COM, a unit of Tyco Electronics. The sale includes equipment, inventory, intellectual property, training and services. The sale of this product line was completed and title passed to M/A-COM in the second quarter of 2003. The Company also exited its fiber optics business at the end of 2002 due to the prolonged downturn in that market.

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

4.             INVENTORIES

Inventories are stated at the lower of cost, using average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Provisions, when required, are made to write-down excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. Inventories, net of provisions for excess and obsolete amounts, at June 29, 2003 and December 31, 2002 consisted of the following (in thousands):

	June 29, 2003	December 31, 2002
Finished goods	$2,032	$1,870
Work in progress	11	1,013
Raw materials and parts	902	1,074
	$2,945	$3,957

5.             CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and receivables. The Company invests in a variety of financial instruments such as money market funds, commercial paper and high quality corporate bonds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. During the three months ended June 29, 2003, the Company had three customers which, including sales to their respective manufacturing subcontractors, accounted for 71% of its total sales. These customers account for 82% of the Company’s accounts receivable at June 29, 2003. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

6.             RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company has adopted the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts to be recognized.

In November 2002, the EITF reached a consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The Company is determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on its operating results or financial condition.

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

In April 2003, the FASB issued SFAS 149, “Amendment of Statement on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company did not have any derivative instruments or hedging activities during the six months ended June 29, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a material effect on its operating results or financial condition.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FASB 150 had no impact on the Company’s operating results or financial condition.

7.             LONG-TERM DEBT

In December of 2000, the Company entered into a $25.0 million revolving credit facility (“Revolving Facility”) with a bank. The Revolving Facility matures on December 31, 2003 and contains a $15.0 million sub-limit to support letters of credit. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at the Company’s option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires the Company to maintain certain financial ratios and contains limitations on, among other things, the Company’s ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission. The Revolving Facility is secured by substantially all of the Company’s assets. As of December 31, 2002 and June 29, 2003, there were no outstanding borrowings under the Revolving Facility. The Company has letters of credit of $4.3 million outstanding as of June 29, 2003 against which no amounts have been drawn. Subsequent to quarter end, the Company obtained a waiver for the quarter ended June 29, 2003 of certain financial covenants under the Revolving Facility for which it was out of compliance.  In order for amounts to be available to the Company under the Revolving Facility in the future, management is negotiating with the lender to amend the financial covenants. Furthermore the Company is negotiating a new credit facility which would replace the existing credit facility. However, there can be no assurance that such negotiations will be successful or that the Company will be able to close on a new credit facility.

8.             STOCKHOLDERS’ EQUITY

On March 31, 2003, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of the Company’s common stock. The new program was immediately effective. Purchases under the stock repurchase program may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.  During the quarter ended June 29, 2003, approximately $526,000 has been utilized to purchase 511,115 shares of the Company’s common stock at a weighted average purchase price of $1.03 per share. The repurchases reduced the Company’s cash and interest income during the period but correspondingly reduced the number of the Company’s outstanding shares of common stock. As of June 29, 2003 approximately $1.5 million remains available under the stock repurchase plan.

On May 29, 2003, the Company’s Board of Directors (the “Board”) unanimously adopted a resolution seeking stockholder approval to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock.  The primary reason the Company’s Board believes that a reverse stock split may be desirable is that it may help the Company’s common stock maintain its listing on the Nasdaq National Market. The Company’s stockholders approved this amendment to the Company’s Certificate of Incorporation on July 15, 2003 at the Company’s Annual Meeting of Stockholders.

Under the amendment, the Board would have authority to implement a reverse stock split at any time prior to the date of the Company’s next annual meeting of stockholders in 2004.  In addition, the Board may, in its sole discretion, determine not to effect, and abandon, the reverse stock split without further action by its stockholders.  The Board, may subsequently effect, in its sole discretion, the reverse stock split based upon a ratio of one-for-two, one-for-three, one-for-four, one-for-five, one-for-six, one-for-seven, one-for-eight, one-for-nine or one-for-ten.  If the Board elects to effect a reverse stock split, the number of issued and outstanding shares of common stock would be reduced in accordance with an exchange ratio determined by our Board within the limits set forth by this amendment. Except for adjustments that may result from the treatment of fractional shares, each stockholder will hold the same percentage of the Company’s outstanding common stock immediately following the reverse stock split as such stockholder held immediately prior to the reverse stock split.  The par value of the Company’s common stock would remain unchanged at $0.01 per share.  The amendment does not change the number of the authorized shares of the Company’s common stock.

STOCK OPTION PLANS—During 2000, the Company’s “2000 Stock Incentive Plan” and “2000 Non-Employee Director Stock Compensation Plan” (collectively the “Plans”) were adopted and approved by the board of directors and our shareholders. The Plans may grant incentive awards in the form of options to purchase shares of the Company’s common stock, restricted shares, common stock and stock appreciation rights to participants, which include non-employee directors, officers and employees of and consultants to the Company and its affiliates. On May 22, 2002, the  Board approved the adoption of an amendment to the Company’s “2000 Stock Incentive Plan” to increase the number of shares of Common Stock authorized for issuance pursuant to the “2000 Stock Incentive Plan” from 16,500,000 to 19,000,000 shares.  This plan amendment did not affect any other terms of the “2000 Stock Incentive Plan”.  On May 29, 2003, the Board approved the adoption of an amendment to the Company’s “2000 Non-Employee Director Compensation Plan” to increase the number shares of Common Stock authorized for issuance pursuant to the “2000 Non-Employee Director Compensation Plan” from 570,000 to 800,000 which was approved by the Company’s stockholders on July 15, 2003 at the Company’s Annual Meeting of Stockholders. Also on May 29, 2003, the Board approved the adoption of a second amendment to the Company’s “2000 Stock Incentive Plan” so that options granted to employees under the “2000 Stock Incentive Plan” will qualify as performance-based compensation under Internal Revenue Code Section 162(m) and thereby not be subject to a deduction limitation. Particularly, the amendment to the “2000 Stock Incentive Plan” provides that no employee or prospective employee shall be granted one or more options within any fiscal year which in the aggregate are for the purchase of more than 3,000,000 shares. The total number of shares of common stock authorized for issuance pursuant to the Plans is 19,800,000 shares. As of June 29, 2003 the amount of shares reserved for future grants was 5,782,639. Stock options may include incentive stock options, nonqualified stock options or both, in each case, with or without stock appreciation rights.

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

9.             LOSS PER SHARE CALCULATION

Per share amounts are computed based on the weighted average number of basic and diluted  common and common equivalent shares outstanding during the respective periods.  The net loss per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net loss	$(3,853)	$(5,269)	$(8,042)	$(9,991)

Denominator for basic net loss per share:
Weighted average shares outstanding	56,416	56,567	56,503	56,364
Less weighted average shares subject to repurchase	(62)	(275)	(69)	(190)
Weighted average shares outstanding	56,354	56,292	56,434	56,174

Denominator for diluted net loss per share:
Weighted average shares outstanding	56,354	56,292	56,434	56,174
Effect of dilutive stock options		—	—	—
Diluted weighted average common shares	56,354	56,292	56,434	56,174

Basic and diluted loss per share	$(0.07)	$(0.09)	$(0.14)	$(0.18)

For the three months and six months ended June 29, 2003, the incremental shares from the assumed exercise of 364,539 and 298,936 stock options, respectively, were not included in computing the diluted per share amounts because the effect of such assumed conversion would be anti-dilutive. The Employee Stock Purchase Plan was suspended in November 2002 due to the Fox Paine Acquisition Proposal and therefore there were no shares related to contributions under the Employee Stock Purchase Plan as of June 29, 2003. For the three months and six months ended June 30, 2002, the incremental shares from the assumed exercise of 4,710,269 and 6,453,478 stock options, respectively, and 15,442 shares related to contributions under the Employee Stock Purchase Plan for pending purchases, were not included in computing the diluted per share amounts because the effect of such assumed conversion and issuance would be anti-dilutive.

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

During the quarter ended March 30, 2003, it was determined that one of the employees slated to be terminated would instead be retained for another position.  As such, approximately $21,000 of the third quarter 2002 restructuring charge was reversed.

The following table summarizes restructuring accrual activity recorded during the years 2002 and 2001 and the six months ended June 29, 2003, respectively (in thousands):

	Workforce Reduction	Lease Loss	Asset Impairment	Total

Total charge	$786	$34,880	$8,364	$44,030
Non-cash charges	—	(5,455)	(8,364)	(13,819)
Cash payments	(437)	(1,755)	—	(2,192)
Balance at December 31, 2002	349	27,670	—	28,019

Non-cash charges	(21)	12	—	(9)
Cash payments	(49)	(979)	—	(1,028)
Balance at June 29, 2003	$279	$26,703	$—	$26,982

During the quarter ended June 29, 2003, approximately $5,000 of the remaining severance and $520,000 of remaining lease loss was paid. Of the accrued restructuring charge at June 29, 2003, the Company expects approximately $2.6 million of the lease loss and the remaining severance of approximately $279,000 to be paid out over the next twelve months. As such, these amounts are recorded as current liabilities and the remaining $24.1 million to be paid out over the remaining life of the lease of approximately nine years is recorded as a long-term liability.

11.          SALE OF PRODUCT LINE

On May 14, 2003, the Company completed the sale of its Thin-Film product line to M/A-COM, a unit of Tyco Electronics previously announced in December, 2002.  The sale includes equipment, inventory, intellectual property, training and services.  The Company will receive total proceeds of approximately $1.8 million of which approximately $1.4 million is receivable and recorded as an other current asset at June 29, 2003 in the accompanying financial statements. The net gain of approximately $1.1 million is recorded as other income in the accompanying financial statements for the three and six months ended June 29, 2003. The Company had initially received two advance payments on this agreement of approximately $272,000 in the quarter ended December 31, 2002 and approximately $181,000 in the quarter ended March 30, 2003, both of which were included as accrued liabilities in the Company’s consolidated balance sheets for those periods. These advance payments are now recognized as part of the approximately $1.8 million of proceeds during the quarter ended June 29, 2003.

12.          OTHER MATTERS

In September 2002 the Company announced the receipt of a proposal from an affiliate, Fox Paine & Company LLC (“Fox Paine”) to acquire all of the shares of the Company’s common stock held by unaffiliated stockholders (the “Acquisition Proposal”). Fox Paine and its affiliates currently own approximately 66% of the Company’s outstanding shares or approximately 37.0 million shares of a total of approximately 56.5 million shares outstanding. The Company’s Board of Directors formed a special committee composed of two independent directors not affiliated with Fox Paine (the “Special Committee”) to review the Acquisition Proposal. On March 27, 2003, Fox Paine withdrew its Acquisition Proposal. During the six months ended June 29, 2003, the Company incurred approximately $772,000 of costs and expenses related to the Acquisition Proposal.  The Company expects these expenses to continue through the remainder of 2003.

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

OVERVIEW

We design, develop and manufacture innovative, high quality commercial communications products that enable voice, data and image transport over wireless and broadband cable networks around the world. Our products are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which address the Radio Frequency challenges of both current and next generation wireless and broadband cable networks. These products are used by telecommunication equipment manufacturers in the network infrastructure supporting and facilitating mobile communications and enhanced voice services. We believe our core expertise in semiconductor technology, coupled with our exceptional RF design, integration, and manufacturing capabilities, are critical to our long-term success.

When we began our operations in the commercial communications market, we initially benefited from significant increases in spending on capital equipment by communications service providers, which resulted in increased demand for our products. However, the demand for telecommunications equipment has been very weak for the last two years and the first half of 2003. We project this weakness in demand to continue throughout the remainder of 2003 and potentially beyond based on customer forecasts for the purchase of our products. The primary reason for this weakness in demand for these products is an overall decline in capital spending by communication service providers. A significant contributing factor to the decline in capital expenditures has been the numerous early stage communication service providers, who have previously been able to access the capital markets, that are having difficulties in finding new sources of capital and, in certain instances, have filed for bankruptcy. In addition, several of the more established service providers financed the build out of their networks with debt. Many of these service providers have shifted their focus to debt reduction and profitability enhancement. As a result, we believe that these companies have had to greatly reduce their capital expenditures. This reduction in capital expenditures has been accentuated by the general economic slowdown, which has had a negative impact on communication service providers’ revenues and profitability.

On a long-term basis, we believe that the demand for commercial communications equipment and our products will rebound. Since 2001, we have introduced many new products which will further position us to benefit from the roll-out of 2.5G and 3G wireless and Cable Access Television (“CATV”). In the first half of 2003, we introduced thirteen new RF semiconductor products primarily targeted at wireless infrastructure applications.  During 2002, we introduced forty new RF semiconductor products.  In the first half of 2003 we had seventy-four new design wins at major Original Equipment Manufacturers (“OEMs”) expanding on the over one hundred design wins we achieved during 2002. During 2003, we are continuing to concentrate our resources on the development of RF semiconductors and expect to maintain our accelerated pace of new product introductions and design wins. While customer interest, new product introductions, accelerating pace of design wins and new orders are encouraging, there is no assurance that they will have a positive impact on our overall sales.

Our current manufacturing operations are highly automated which has required us to make significant investments in equipment and fixed overhead. As a result, the volume of product we produce and sell has a significant impact on our gross profit margin. Until demand increases, the slow down in spending on commercial communications equipment will negatively impact our gross margin. In addition, we typically generate lower gross margin on new product introductions. Over time, we typically become more efficient relative to new products through learning and increased volumes as well as through introducing lower cost elements to the product designs. We expect our new product introductions to continue to be a higher percentage of our sales mix, which will continue to have a negative impact on our gross margin. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility and predictability of customer demand and potential competition which will contribute to a higher level of inventory risk in our near future.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and historic bad debts, changes in customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences may result in the amount and timing of expenses for any period if management made different judgments or utilized different estimates. For example, in the three months ended June 29, 2003 we recovered approximately $162,000 of accounts receivable which was previously reserved in our allowance for doubtful accounts. Our allowance for doubtful accounts was approximately $125,000 as of June 29, 2003. Approximately 82% of our accounts receivable or $3.6 million as of June 29, 2003 was concentrated with our top three customers, each, including their respective manufacturing subcontractors, accounting for more than 10% of our sales, and in aggregate accounting for 71% of our sales in the second quarter of 2003.

Write-down of Excess and Obsolete Inventory

We write down our inventory for estimated obsolete or unmarketable inventory for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Management specifically identifies obsolete products and analyzes historical usage, forecasted production based on demand forecasts, current economic trends and historical write-offs when evaluating the adequacy of the provision for excess and obsolete inventory. Due to rapidly changing customer forecasts and orders, additional write-downs of excess or obsolete inventory, while not currently expected, could be required in the future. In addition, the sale of previously written down inventory could result from significant unforeseen increases in customer demand. Material differences in estimates of excess and obsolete inventory may result in the amount and timing of cost of sales for any period if management made different judgments or utilized different estimates.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors we consider that could trigger an impairment review include the following:  significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; or significant technological changes, which would render equipment and manufacturing process obsolete. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During 2002, we recognized an asset impairment of $4.4 million for assets held and used and $3.9 million for assets held for sale.

Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected cash flows and should different conditions prevail, material write downs of our long-lived assets could occur.

Recent Developments

In April 2003 we began to implement our announced $2.0 million share repurchase program. As of June 29, 2003 we repurchased 511,115 shares of our common stock for approximately $526,000, thus reducing cash and interest income during the period with a corresponding reduction of the shares outstanding.

On May 14, 2003, we completed the sale of our Thin-Film product line to M/A-COM, a unit of Tyco Electronics previously announced in December, 2002. The sale includes equipment, inventory, intellectual property, training and services.  We will receive total proceeds of approximately $1.8 million of which approximately $1.4 million is receivable and recorded as an other current asset in the accompanying financial statements as of June 29, 2003. The net gain of approximately $1.1 million is recorded as other income-net in the accompanying financial statements for the three and six months ended June 29, 2003.

CURRENT OPERATIONS

Three Months Ended June 29, 2003 Compared to Three Months Ended June 30, 2002

Sales – We recognized $5.5 million and $8.7 million in sales for the three months ended June 29, 2003 and June 30, 2002, respectively. This $3.2 million or 37% decrease in sales primarily reflects our decision in 2002 to exit our fiber optics business. RF semiconductor sales during the second quarter of 2003 totaled $3.5 million, representing 64% of total sales and a decrease of $511,000 or 13% over the second quarter of 2002 sales of $4.0 million. Our RF semiconductor sales includes sales of our Thin-Film products which represents approximately $313,000 and $608,000 for the three months ended June 29, 2003 and June 30, 2002, respectively. As we announced on December 10, 2002, we entered into an agreement to sell our Thin-Film product line to M/A-COM, a unit of Tyco Electronics. The product line was transfered to M/A-COM and title passed on May 14, 2003.  Excluding our Thin-Film sales, our Semiconductor IC sales decreased $216,000 or 6% to $3.2 million in the second quarter of 2003 from $3.4 million from the same period last year. The decrease in our semiconductor IC sales primarily resulted from overall softness in the wireless infrastructure market, particularly in Asia, where they were impacted by the outbreak of SARS and delays at a major telecom provider. Additionally, the anticipated volume production starts of several of our customers’ wireless infrastructure programs were delayed until our third quarter of 2003. Wireless product sales during the second quarter of 2003 totaled $2.0 million, representing 36% of total sales and stayed flat in comparison to the second quarter of 2002 sales of $2.0 million. Looking forward to the third quarter of 2003, we believe that revenues from our semiconductor IC products will increase sequentially based on forecasted customer demand while our revenues from our wireless products will remain relatively flat.  As we previously announced, we currently anticipate that our total third quarter revenues will be in the range of $6.5 to $7.5 million. However, there can be no asurance that our actual third quarter revenues will be within the anticipated range.

We depend on a small number of customers for a majority of our sales. During the three months ended June 29, 2003, we had three customers which each accounted for more than 10% of our sales and in aggregate accounted for 71% of our sales.  During the three months ended June 30, 2002, we had three customers which each accounted for more than 10% of our sales and in aggregate accounted for 77% of our sales. We have diversified our customer base over the last few years and intend to further diversify our customer base and product offering in the future. However, we anticipate that we will continue to sell a majority of our products to a relatively small group of customers.

Cost of Goods Sold – Our cost of goods sold for the three months ended June 29, 2003 was $3.6 million, a decrease of $3.3 million or 48% as compared with cost of goods sold of $6.9 million in the three months ended June 30, 2002. As a percentage of sales, our cost of goods sold decreased to 65% of sales in the three months ended June 29, 2003 from 79% in the three months ended June 30, 2002. As a percentage of sales, the decrease in our cost of goods sold reflects the cost reductions generated by our restructuring program implemented in our third quarter of 2002 including reductions in wages and benefits, rent, and depreciation expenses. These reduced operating expenses were partially offset by additional expenses incurred to transition our semiconductor manufacturing processes to outside foundries. In absolute dollars, the decrease in our cost of goods sold reflects the factors previously noted as well as our decline in sales during 2003. We have a significant amount of unabsorbed overhead costs related to the increased manufacturing infrastructure we put in place to support our customers’ demand in the second half of 2000. This increased infrastructure includes, among other things, a new manufacturing facility and investments in equipment. Our 2002 restructuring program has reduced our unabsorbed overhead through the write down of excess facilities and equipment, but we will still have fixed manufacturing costs that these efforts will not impact. Given the current economic slowdown, our capacity may not be fully utilized and the ongoing costs thereof will still be incurred until such time as the market demand for our products increases or our transition to an outsourced business model is complete. In addition, we typically generate lower gross margin on new product introductions which we expect to be a higher percentage of our sales mix going forward. Over time, we typically become more efficient relative to new products through learning and increased volumes as well as through introducing lower cost elements to the product designs. New product lines also contain a greater degree of inventory risk due to uncertainty regarding a lack of visibility and predictability of customer demand and potential competition

Research and Development – Our research and development expense for the three months ended June 29, 2003 was $4.3 million, a decrease of approximately $376,000 or 8% as compared with research and development expense of $4.7 million in the three months ended June 30, 2002. The decrease in absolute dollars is primarily related to a decrease in procured materials used in our research and development. Research and development efforts in the both quarters were attributable to spending on the development of RF semiconductor products. As a percentage of sales, research and development expenses increased to 78% of sales in the three months ended June 29, 2003 from 53% of sales in the three months ended June 30, 2002. The increase in research and development expense as a percentage of sales relates to our decline in sales during the second quarter of 2003. Product research and development is essential to our future success and we expect to continue to make investments in new product development and engineering talent.  In particular, we will continue to focus our research efforts and resources on RF semiconductor development.

Selling and Administrative – Selling and administrative expense for the three months ended June 29, 2003 was $2.7 million or 49% of sales, a slight increase of approximately $91,000 or 4% as compared with selling and administrative expense of $2.6 million or 30% of sales in the three months ended June 30, 2002. The increase in absolute dollars is primarily related to an increase in legal, advertising and promotion, and insurance expenses partially offset by reduced wages and benefits, and bad debt recoveries.  In the three months ended June 29, 2003 we recovered approximately $162,000 of accounts receivable which was previously reserved in our allowance for doubtful accounts. In the three months ended June 30, 2002 we recorded a bad debt expense of approximately $147,000 for a customer believed to be in financial difficulty. As a percentage of sales, the increase in selling and administrative expense reflects the decrease in sales during the second quarter of 2003.

Amortization of Deferred Stock Compensation – Amortization of deferred stock compensation expense for both periods represents the granting of restricted stock during 2002 at a price below fair market value and the issuance of stock options during 2000 at prices deemed below fair market value. As of June 29, 2003, the balance of our remaining unamortized deferred stock compensation was approximately $166,000 to be amortized over the next 21 months.

Recapitalization Merger – We incurred recapitalization merger expense of $35,000 in the three months ended June 29, 2003 related to our consideration of the proposed Fox Paine transaction. On September 19, 2002, we announced the receipt of a proposal from an affiliate, Fox Paine & Company LLC (“Fox Paine”) to acquire all of the shares of our common stock held by unaffiliated stockholders (the “Acquisition Proposal”). Fox Paine and its affiliates currently own approximately 66% of our outstanding shares or approximately 37.0 million shares of a total of approximately 55.9 million shares outstanding. Our Board of Directors formed a special committee composed of two independent directors not affiliated with Fox Paine (the “Special Committee”) to review the Acquisition Proposal. These expenses include legal and financial consulting fees as well as compensation to the members of the Special Committee. On March 27, 2003, Fox Paine withdrew its Acquisition Proposal, however, we expect these expenses to continue through the remainder of 2003.

Interest Income – Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. Our interest income in the three months ended June 29, 2003 was approximately $195,000, a decrease of $141,000 or 42% as compared with interest income of $336,000 in the three months ended June 30, 2002. This decrease primarily resulted from decreased average amounts of funds available for investment and a decrease in interest rates.  To the extent we continue to utilize our cash in the operation of our business, interest income is expected to decrease going forward. Additionally, our interest income will be impacted by changes in the market interest rates of our investments, which are generally lower than they were a year ago.

Interest Expense – Our interest expense for the three months ended June 29, 2003 was approximately $38,000, a decrease of approximately $22,000 or 37% as compared with interest expense of approximately $60,000 for the three months ended June 30, 2002. Interest expense for both periods relates to fees associated with our revolving credit facility and outstanding letters of credit.

Other Income -Net –In the three months ended June 29, 2003 we recorded a gain of approximately $1.1 million related to the sale of our Thin-Film product line to M/A-COM, a unit of Tyco Electronics previously announced in December, 2002.  The sale includes equipment, inventory, intellectual property, training and services for which we will receive total proceeds of approximately $1.8 million. For further discussion, see Note 11 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Income Tax Benefit – In the three months ended June 29, 2003 we recorded a tax benefit of $16,000 related to an adjustment to our deferred tax asset for additional federal income tax refund determined after finalizing our 2002 carryback claim filed in the first quarter of 2003. Beginning in 2002, it was determined that it was not more likely than not that any additional deferred tax assets would be realized through the application of carryforward claims, thus we will not record income tax benefits on future net operating losses.

Six Months Ended June 29, 2003 Compared to Six Months Ended June 30, 2002

Sales – Sales for the six months ended June 29, 2003 were $13.2 million, a decrease of $8.6 million, or 39%, from sales of $21.8 million in the six months ended June 30, 2002. This decline in sales resulted primarily from our decision in 2002 to exit our fixed wireless and fiber optics businesses.  This decrease was partially offset by the increase in sales of our RF semiconductor products. RF semiconductor sales during the first six months of 2003 totaled $9.0 million, representing 68% of total sales and an increase of 15% over the first six months of 2002 sales of $7.8 million. Our RF semiconductor sales includes sales of our Thin-Film products which represents approximately $855,000 and $1.3 million for the six months ended June 29, 2003 and June 30, 2002, respectively. As we announced on December 10, 2002, we have entered into an agreement to sell our Thin-Film product line to M/A-COM, a unit of Tyco Electronics. The product line was transfered to M/A-COM and title passed on May 14, 2003. Excluding our Thin-Film sales, our Semiconductor IC sales increased 25% to $8.2 million in the first six months of 2003 from $6.5 million from the same period last year. Wireless product sales during the first six months of 2003 totaled $4.2 million, representing 32% of total sales and a decrease of $4.4 million or 51% over the first six months of 2002 sales of $8.6 million. Wireless product sales for the first half of 2002 included $3.0 million for final product delivery of our last major fixed wireless contract. Fiber optic sales represented an insignificant amount of sales in relation to total sales for the first six months of 2003.

We depend on a small number of customers for a majority of our sales. During the six months ended June 29, 2003, we had two customers which each accounted for more than 10% of our sales and in aggregate accounted for 67% of our sales.  During the six months ended June 30, 2002, we had four customers which each accounted for more than 10% of our sales and in aggregate accounted for 75% of our sales. We have diversified our customer base over the last few years and intend to further diversify our customer base and product offering in the future. However, we anticipate that we will continue to sell a majority of our products to a relatively small group of customers.

Cost of Goods Sold – Our cost of goods sold for the six months ended June 29, 2003 was $8.4 million a decrease of $8.6 million or 51% as compared with cost of goods sold of $17.0 million in the six months ended June 30, 2002. As a percentage of sales, our cost of goods sold decreased to 64% of sales in the six months ended June 29, 2003 from 78% in the same period of 2002. The decrease in our cost of goods sold as a percentage of sales primarily relates to cost reductions generated by our restructuring program implemented in our third quarter of 2002 including reductions in wages and benefits, rent, and depreciation expenses. These reduced operating expenses were partially offset by additional expenses incurred to transition our semiconductor manufacturing processes to outside foundries. During the first half of 2002, our cost of goods sold benefited from the sale of $5.9 million of fixed wireless CPE inventory of which $3.1 million had been previously written off in 2001. Due to rapidly changing customer forecasts and orders, additional write-downs of excess or obsolete inventory, while not currently expected, could be required in the future. In addition, the sale of previously written down inventory could result from significant unforeseen increases in customer demand. In absolute dollars, the decrease in our cost of goods sold reflects the factors noted above as well as our decline in sales during the first half of 2003. We have a significant amount of unabsorbed overhead costs related to the increased manufacturing infrastructure we put in place to support our customers’ demand in the second half of 2000. This increased infrastructure includes, among other things, a new manufacturing facility and investments in equipment. Our 2002 restructuring program has mitigated our unabsorbed overhead through the write down of excess facilities and equipment, but we will still have fixed manufacturing costs that these efforts will not impact. Given the current economic slowdown, our capacity may not be fully utilized and the ongoing costs thereof will still be incurred until such time as the market demand for our products increases or our transition to an outsourced business model is complete. In addition, we typically generate lower gross margin on new product introductions which we expect to be a higher percentage of our sales mix going forward. Over time, we typically become more efficient relative to new products through learning and increased volumes as well as through introducing lower cost elements to the product designs. New product lines also contain a greater degree of inventory risk due to uncertainty regarding a lack of visibility and predictability of customer demand and potential competition

Research and Development – Our research and development expense for the six months ended June 29, 2003 was $8.8 million, a decrease of approximately $348,000 or 4% as compared with research and development expense of $9.1 million in the six months ended June 30, 2002. The decrease in absolute dollars is primarily related to a decrease in procured materials used in our research and development. Research and development efforts in the both quarters were attributable to spending on the development of RF semiconductor products. As a percentage of sales, research and development expenses increased to 66% of sales in the six months ended June 29, 2003 from 42% of sales in the six months ended June 30, 2002. The increase in research and development expense as a percentage of sales relates to our decline in sales during the first half of 2003. Product research and development is essential to our future success and we expect to continue to make investments in new product development and engineering talent. In particular, we will continue to focus our research efforts and resources on RF semiconductor development.

Selling and Administrative – Selling and administrative expense for the six months ended June 29, 2003 was $5.4 million or 41% of sales, a decrease of approximately $641,000 or 11% as compared with selling and administrative expense of $6.0 million or 28% of sales for the six months ended June 30, 2002. The decrease in absolute dollars is primarily related to reduced wages and benefits including severance, and recovery of approximately $224,000 of previously reserved accounts receivable as bad debt partially offset by increased insurance expense. As a percentage of sales, the increase in selling and administrative expense reflects the decrease in sales during the first half of 2003.

Amortization of deferred stock compensation – Amortization of deferred stock compensation expense for both periods represents the granting of restricted stock during 2002 at a price below fair market value and the issuance of stock options during 2000 at prices deemed below fair market value. As of June 29, 2003, the balance of our remaining unamortized deferred stock compensation was approximately $166,000 to be amortized over the next 21 months.

Recapitalization Merger – We incurred recapitalization merger expense of $772,000 in the six months ended June 29, 2003 related to our consideration of the proposed Fox Paine transaction. On September 19, 2002, we announced the receipt of a proposal from an affiliate, Fox Paine & Company LLC (“Fox Paine”) to acquire all of the shares of our common stock held by unaffiliated stockholders (the “Acquisition Proposal”). Fox Paine and its affiliates currently own approximately 66% of our outstanding shares or approximately 37.0 million shares of a total of approximately 55.9 million shares outstanding. Our Board of Directors formed a special committee composed of two independent directors not affiliated with Fox Paine (the “Special Committee”) to review the Acquisition Proposal. These expenses include legal and financial consulting fees as well as compensation to the members of the Special Committee. On March 27, 2003, Fox Paine withdrew its Acquisition Proposal, however we expect these expenses to continue through the remainder of 2003.

Restructuring charges – During the six months ended June 29, 2003, it was determined that one of the employees slated to be terminated would instead be retained for another position.  As such, approximately $21,000 of the third quarter 2002 restructuring charge was reversed. For further discussion, see Note 10 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Interest Income – Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. Our interest income in the six months ended June 29, 2003 was approximately $414,000, a decrease of $221,000 or 35% as compared with interest income of approximately $635,000 in the six months ended June 30, 2002. This decrease primarily resulted from decreased average amounts of funds available for investment and a decrease in interest rates. To the extent we continue to utilize our cash in the operation of our business, interest income is expect to decrease going forward. Additionally, our interest income will be impacted by changes in the market interest rates of our investments, which are generally lower than they were a year ago.

Interest Expense – Our interest expense for the six months ended June 29, 2003 was approximately $50,000, a decrease of approximately $32,000 or 39% as compared with interest expense of approximately $82,000 for the six months ended June 30, 2002.  Interest expense for both periods relates to fees associated with our revolving credit facility and outstanding letters of credit.

Other Income-Net –In the six months ended June 29, 2003 other income-net primarily related to the gain of approximately $1.1 million we recorded related to the sale of our Thin-Film product line to M/A-COM, a unit of Tyco Electronics previously announced in December, 2002.  The sale includes equipment, inventory, intellectual property, training and services for which we will receive total proceeds of approximately $1.8 million. For further discussion, see Note 11 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Income Tax Benefit – In the six months ended June 29, 2003 we recorded a tax benefit of $647,000 related to an income tax refund of $480,000 from the State of Maryland as the result of amending our 1999 state tax return and an adjustment to our deferred tax asset of $167,000 for additional federal income tax refund determined after finalizing our 2002 carryback claim filed in the first quarter of 2003. Beginning in 2002, it was determined that it was not more likely than not that any additional deferred tax assets would be realized through the application of carryforward claims, thus we will not record income tax benefits on future net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

On June 29, 2003, cash and equivalents and short-term investments totaled $64.2 million, a decrease of approximately $500,000 from the December 31, 2002 balance of $64.7 million.

In December of 2000, we entered into a $25.0 million revolving credit facility (“Revolving Facility”) with a bank. The Revolving Facility matures on December 31, 2003 and contains a $15.0 million sub-limit to support letters of credit. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires that we maintain certain financial ratios and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission. The Revolving Facility is secured by substantially all of our assets. As of June 29, 2003, there were no outstanding borrowings under the Revolving Facility. We have letters of credit of $4.3 million outstanding as of June 29, 2003 against which no amounts have been drawn. Subsequent to quarter end, we obtained a waiver for the quarter ended June 29, 2003 of certain financial covenants under the Revolving Facility for which we were out of compliance.  In order for amounts to be available to us under the Revolving Facility in the future, we are negotiating with the lender to amend the financial covenants. Furthermore we are negotiating a new credit facility which would replace the existing credit facility. However, there can be no assurance that our negotiations will be successful or that we will be able to close on a new credit facility.

Net Cash Provided by Operating Activities – Net cash provided by operations was $357,000 and $14.0 million in the six months ended June 29, 2003 and June 30, 2002, respectively. Net loss in the six months ended June 29, 2003 and June 30, 2002 was $8.0 million and $10.0 million, respectively. Items impacting the difference between net loss and cash flows from operations in the first half of 2003 were $2.0 million provided by working capital and $6.0 million provided by a decrease in our deferred tax assets. The $2.0 million provided by working capital primarily relates to an approximate $900,000 decrease in inventories and a $1.2 million decrease in other assets related to the amortization of prepaid insurance and collection of interest receivable. The $6.0 million decrease in deferred tax assets relates to the realization of a refund claim generated by the carryback of our 2002 net operating loss.  Significant items impacting the difference between net loss and cash flows from operations in the first half of 2002 were $12.6 million provided by working capital and $8.2 million provided by the utilization of deferred tax assets. The $12.6 million provided by working capital primarily relates to a $4.2 million decrease in inventories and a $7.1 million decrease in receivables. The $8.2 million provided by the utilization of deferred tax assets relates to the receipt of an income tax refund generated by the carryback of our 2001 net operating loss. During the second quarter of 2003, we were required to offer more favorable payment terms to significant customers in order to remain competitive in the current business environment. As a result, our average payment terms have increased from 30 days to 60 days.

Net Cash Provided by Investing Activities – Net cash provided by investing activities was $12.4 million and $4.2 million in the six months ended June 29, 2003 and June 30, 2002, respectively. In the first half of 2003, we received $33.6 million in proceeds from the sale of short-term investments which was partially offset by $20.9 million used to purchase short-term investments.  In the first half of 2002, we received $30.7 million in proceeds from the sale of short-term investments which was partially offset by $24.9 million used to purchase short-term investments and $1.6 million to invest in property, plant and equipment. During 2003, we expect to invest approximately $1.0 to $2.0 million in capital expenditures of which approximately $547,000 was purchased in the first half. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so throughout 2003.

Net Cash Provided (Used) by Financing Activities – Net cash used in financing activities totaled $558,000 in the six months ended June 29, 2003.  In the first half of 2003, we spent net cash of approximately $526,000 related to the repurchase of our common stock under our stock repurchase program announced March 31, 2003 (see Note 8 to the unaudited condensed consolidated financial statements included elsewhere in the Form 10-Q) and $32,000 of financing costs associated with our revolving credit facility. Net cash provided by financing activities totaled $616,000 in the six months ended June 30, 2002. In the first half of 2002, we received net cash of approximately $628,000 from the sale of our common stock to employees through our employee stock purchase and option plans which was partially offset by $12,000 of financing costs associated with our revolving credit facility.

Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments, together with our expected cash flows from operations and anticipated available borrowings under our credit facility, will be sufficient to meet our liquidity and capital spending requirements for at least the next twelve months. Thereafter, we will utilize our cash, cash flows and borrowings to the extent available and, if desirable or necessary, we may seek to raise additional capital through the sale of debt or equity. There can be no assurances, however, that future borrowings and capital resources will be available on favorable terms or at all. Our cash flows are highly dependent on demand for our products, timing of orders and shipments with key customers and our ability to manage our working capital, especially inventory and accounts receivable, as well as controlling our production and operating costs in line with our revenue.

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

Cash, Cash Equivalents and Investments – Cash and cash equivalents consist of money market funds and commercial paper acquired with remaining maturity periods of 90 days or less and are stated at cost plus accrued interest which approximates market value. Short-term investments consist primarily of high-grade debt securities (A rating or better) with maturity greater than 90 days from the date of acquisition and are classified as available-for-sale. Short-term investments classified as available-for-sale are reported at fair market value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity, net of tax, until realized. These available-for-sale securities are subject to interest rate risk and will rise or fall in value if market interest rates change. They are also subject to short-term market risk. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

The following table provides information about our investment portfolio and constitutes a “forward-looking statement.” For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Expected Maturity Dates	Expected Maturity Amounts (in thousands)	Weighted Average Interest Rate
Cash equivalents:
2003	$53,774	1.06%
Short-term investments:
2003	8,488	1.20%
Fair value at June 29, 2003	$62,262

Item 4.                                                           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In order to ensure that the information required to be disclosed in this report is recorded, processed, summarized and reported on a timely basis, we have adopted internal controls and procedures.  We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report.  Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective as of the end of the period covered by this report.

Changes in Internal Control

We have also evaluated our internal control over financial reporting, and there have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

In Exhibits 31.1 and 31.2 of this report there are Certifications of the CEO and the CFO.  The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications).  This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

In the six months ended June 29, 2003, our sales were $13.2 million and we incurred an operating loss of $10.2 million. In addition, our sales for the year ended December 31, 2002 were $40.2 million compared to $62.2 million for 2001.  The decrease in revenue was due to sharply reduced end-customer demand in many of the communications end-markets, which our products address. We incurred an operating loss of $52.5 million for the year ended December 31, 2002.

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

Our common stock is listed on the Nasdaq National Market and the bid price for our common stock has recently been below $1.00 per share during certain periods. The Nasdaq National Market rules for continued listing require, among other things, that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days. On May 6, 2003 we received notification from Nasdaq that for the prior 30 consecutive trading days the price of our common stock had closed below the minimum bid price requirement. However, Nasdaq subsequently notified us on May 30, 2003 that we regained compliance when the bid price of our common stock subsequently closed at $1.00 per share or more for a minimum of 10 consecutive trading days. While we have taken steps to address this situation in the future, including obtaining stockholder approval authorizing our Board to implement up to a one-for-ten reverse stock split, we cannot assure you that even if we implement a reverse stock split our stock will maintain such minimum bid price requirement or that we will be able to meet or maintain all of the Nasdaq National Market continued listing requirements in the future. If, in the future, our minimum bid price is again below $1.00 for 30 consecutive trading days, under the current Nasdaq National Market rules we will have a period of 180 days to attain compliance by meeting the minimum bid price requirement for 10 consecutive days during the compliance period.

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

External factors such as general economic conditions can harm our business.

External factors such as slower economic activity, concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications and related industries, unemployment trends, international conflicts and terrorist and military activity have adversely affected our business in the past. As a result of unfavorable general economic conditions during 2002 we experienced a significant slow down in customer orders, an increase in the number of cancellations and reschedulings of backlog and higher overhead costs as a percentage of our reduced net sales. In 2003, concerns remain regarding the timing, strength and duration of economic recovery in the semiconductor industry and commercial communications infrastructure markets. In addition, political and social turmoil related to international conflicts, terrorist acts and the severe acute respiratory syndrome (“SARS”) outbreak make it difficult for us to accurately forecast and plan future business activities and may adversely affect our business. We cannot provide assurance that our business will not suffer as a result of external factors.

A small number of customers account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a reduction of sales.

We depend on a small number of customers for a majority of our sales. During the six months ended June 29, 2003, we had two customers which each accounted for more than 10% of our sales and in aggregate accounted for 67% of our sales, including sales to their respective manufacturing subcontractors. Sales to our 10% customers, including sales to their respective manufacturing subcontractors, in aggregate accounted for 74% of our sales for the six months ended June 30, 2002. In addition, most of our sales result from purchase orders or from contracts that can be cancelled on short-term notice. We expect that our key customers will continue to account for a substantial portion of our revenue in 2003 and in the foreseeable future. The loss of or a reduction in orders from a significant customer for any reason could cause our sales to decrease.

We depend solely on Richardson Electronics, Ltd. for distribution of our RF semiconductor products.

Richardson Electronics, Ltd. is the sole worldwide distributor of our complete line of RF semiconductor products. This sole distributor is our largest semiconductor customer and our sales to Richardson Electronics, Ltd. represent 54% and 44% of our Semiconductor sales for the six months ended June 29, 2003 and June 30, 2002, respectively. We cannot assure you that this exclusive relationship will improve sales of our semiconductor products or that it is the most effective method of distribution. If this sole distributor fails to successfully market and sell our products, our semiconductor sales could materially decline. Our agreement with this distributor does not require it to purchase our products and is terminable at any time. If this distribution relationship is discontinued, our RF semiconductor sales could materially decline.

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

•                  the impact of regional and global infectious illnesses (such as the SARS outbreak) on economic and market conditions;

•                  dependency on a limited number of outsourced semiconductor wafer fabrication facilities;

•                  diversion of management’s attention and resources as a result of defending against litigation matters;

•                  continued poor economic and market conditions in our industry; and

•                  external factors including general economic and market conditions.

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

Throughout the last two years and the first half of 2003, the demand for telecom equipment has been very soft. This weakness in demand is currently projected to continue throughout the remainder of 2003 and potentially beyond based on customer forecasts for the purchase of our products. If the markets for our products in broadband cable or wireless communications decline, fail to grow, or grow more slowly than we anticipate, the use of our products may be reduced and our sales could suffer.

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

•                  political and economic instability in, foreign conflicts involving or the impact of regional and global infectious illnesses (such as the SARS outbreak) on the countries of our manufacturers and subcontractors causing delays in our ability to obtain our product;

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

As of June 29, 2003, Fox Paine & Company, LLC (“Fox Paine”) is the indirect beneficial owner of 66.3% of our outstanding share capital. As a result, Fox Paine has and will continue to have control over the outcome of matters requiring stockholder approval, including the power to:

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

Fox Paine’s controlling interest could also subject us to a class action lawsuits which could result in substantial costs and divert our management’s attention and financial resources from more productive uses. As previously announced, we received a proposal from Fox Paine to acquire all of the shares of our common stock held by unaffiliated stockholders (the “Acquisition Proposal”). The Acquisition Proposal was withdrawn by Fox Paine on March 27, 2003. Three putative class action lawsuits and one lawsuit by our former chief executive officer were filed against Fox Paine, the Company and certain of our current and former directors in connection with the Acquisition Proposal. The lawsuits sought to enjoin the Acquisition Proposal and unspecified compensatory damages. Although each of these lawsuits have been voluntarily dismissed without prejudice as a result of the withdrawal of the Acquisition Proposal, we cannot assure you that, in the future, no other purported class action lawsuits will be filed against us based on similar allegations. During the first half of

2003, we have incurred approximately $772,000 of costs and expenses related to the Acquisition Proposal. We expect these expenses to continue into the third quarter and the remainder of 2003. Furthermore, we cannot assure you that Fox Paine will not in the future attempt to acquire complete control of the Company or engage in a going private transaction.

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

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

We are currently involved in litigation and regulatory proceedings incidental to the conduct of our business and expect that we will be involved in other litigation and regulatory proceedings from time to time. While we believe that any adverse outcome of such pending matters will not materially affect our business or financial condition, there can be no assurance that this will be the case.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on July 15, 2003 our stockholders:

(a)          Elected each of the following nine nominees as directors, each to serve for a one-year term and to hold office until their successors are duly elected and qualified. The vote for each director was as follows:

Nominee	For	Withheld
Michael R. Farese, Ph.D.	49,184,767	618,954
W. Dexter Paine, III	47,723,461	2,080,260
Wray T. Thorn	47,760,163	2,043,558
Charles E. Robinson	49,123,684	680,037
J. Thomas Bentley	47,766,663	2,037,058
Robert N. Lowe, Jr.	49,180,417	623,304
Bruce W. Diamond	49,344,288	459,433
Stavro E. Prodromou, Ph.D.	49,349,888	453,833
Dag F. Wittusen	49,344,276	459,445

(b)              Approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split at a ratio ranging from one-for-two to one-for-ten by the votes indicated:

For	Against	Abstain
49,120,848	670,403	12,470

(c)               Approved an amendment and restatement of the Company’s 2000 Non-Employee Director Stock Compensation Plan by the votes indicated:

For	Against	Abstain
47,405,263	2,385,183	13,275

(d)              Approved an amendment to the Company’s 2000 Stock Incentive Plan by the votes indicated:

For	Against	Abstain
47,663,172	2,132,294	8,255

(e)               Ratified the appointment of Deloitte & Touche, LLP as the Company’s independent auditors for the fiscal year 2003 by the votes indicated:

For	Against	Abstain
47,696,670	2,099,601	7,450

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits

The exhibits listed on the following index to exhibits are filed as part of this Form 10-Q.

Exhibit Number	Exhibit Description

10.1	Amended and Restated WJ Communications, Inc. 2002 Non-Employee Director Stock Compensation Plan

10.2	Second Amendment to WJ Communications, Inc. 2000 Stock Incentive Plan

31.1	Certification of Michael R. Farese, Chief Executive Officer, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Certification of Fred J. Krupica, Chief Financial Officer, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Certification of Michael R. Farese, Ph.D., Principal Executive Officer, Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

32.2	Certification of Fred J. Krupica, Principal Financial Officer, Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)              Reports on Form 8-K.

On April 2, 2003, the Company issued a press release announcing that its Board of Directors has authorized the repurchase of up to $2 million of the Company’s common stock.  The new program is effective immediately.  This event was reported in the Company’s report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2003.

On April 22, 2003, the Company issued a press release announcing its financial results for the quarterly period ended March 30, 2003. This event was reported in the Company’s report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2003.

On May 6, 2003, the Company received notice from Nasdaq warning that the Company’s common stock failed to comply with the Nasdaq National Market rules for continued listing as a result of closing below the $1.00 minimum bid price requirement for the prior 30 consecutive trading days.  The Company was given 180 calendar days, or until November 3, 2003, to regain compliance. This event was reported in the Company’s report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2003.

On May 30, 2003, the Company received notice from Nasdaq that the Company’s common stock has regained compliance with the Nasdaq National Market rules for continued listing as a result of having had a closing bid price at $1.00 per share or greater for at least 10 consecutive trading days. This event was reported in the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2003.

On June 26, 2003, the Company issued a press release relating to its anticipated revenues for the quarterly period ended June 29, 2003. This event was reported in the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2003.

On July 22, 2003, the Company issued a press release announcing its financial results for the quarterly period ended June 29, 2003. This event was reported in the Company’s report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 12th day of August 2003.

WJ COMMUNICATIONS, INC.
(Registrant)

Date	August 12, 2003	By:	/s/ MICHAEL R. FARESE, Ph.D.
Michael R. Farese, Ph.D. President and Chief Executive Officer (principal executive officer)

Date	August 12, 2003	By:	/s/ FRED J. KRUPICA
Fred J. Krupica Chief Financial Officer (principal financial officer)