Form 10-Q
period 2003-09-28
WJ COMMUNICATIONS INC
filed 2003-10-30
CIK 105006

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐.  No  ☒.

As of October 24, 2003 there were 57,423,820 shares outstanding of the registrant’s common stock, $0.01 par value.

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

WJ COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 28, 2003

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Sales:
Semiconductor	$5,223	$5,157	$14,236	$12,965
Wireless	1,669	3,553	5,830	12,126
Fiber optics	11	540	12	5,944
Total sales	6,903	9,250	20,078	31,035

Cost of goods sold	3,928	6,680	12,297	23,643
Gross profit	2,975	2,570	7,781	7,392
Operating expenses:
Research and development	4,200	4,411	12,949	13,508
Selling and administrative	2,198	2,460	7,597	8,500
Amortization of deferred stock compensation (*)	19	161	73	390
Recapitalization merger	2	—	773	—
Restructuring charges (credit) (Note 10)	—	22,886	(21)	22,886
Total operating expenses	6,419	29,918	21,371	45,284
Loss from operations	(3,444)	(27,348)	(13,590)	(37,892)
Interest income	167	311	581	946
Interest expense	(23)	(27)	(74)	(109)
Other income—net	(4)	16	1,090	16
Loss before income taxes	(3,304)	(27,048)	(11,993)	(37,039)
Income tax benefit	—	—	(647)	—
Net loss	$(3,304)	$(27,048)	$(11,346)	$(37,039)

Basic and diluted net loss per share	$(0.06)	$(0.48)	$(0.20)	$(0.66)
Basic and diluted average shares	56,698	56,437	56,526	56,262

(*) Amortization of deferred stock compensation is excluded from the following expenses:
Research and development	$9	$21	$32	$54
Selling and administrative	10	140	41	336
	$19	$161	$73	$390

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

Net loss	$(3,304)	$(27,048)	$(11,346)	$(37,039)
Other comprehensive loss:
Unrealized holding gains on securities arising during period net of reclassification adjustments.	1	16	19	8

Comprehensive loss	$(3,303)	$(27,032)	$(11,327)	$(37,031)

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 28, 2003	December 31, 2002
		(See Note 1)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$28,965	$43,524
Short-term investments	32,633	21,221
Receivables, net	5,665	3,978
Inventories	2,208	3,957
Deferred income taxes	—	6,048
Other	1,881	2,105
Total current assets	71,352	80,833

PROPERTY, PLANT AND EQUIPMENT, net	10,971	14,409

OTHER ASSETS	213	306
	$82,536	$95,548

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,545	$2,555
Accrued liabilities	3,289	4,198
Restructuring accrual	3,011	2,649
Total current liabilities	7,845	9,402

Restructuring accrual	23,411	25,370
Other long-term obligations	11,274	11,158

Total liabilities	42,530	45,930

STOCKHOLDERS’ EQUITY:
Common stock	584	564
Treasury stock	(10)	—
Additional paid-in capital	180,724	179,172
Accumulated deficit	(141,154)	(129,808)
Deferred stock compensation	(139)	(292)
Other comprehensive gain (loss)	1	(18)
Total stockholders’ equity	40,006	49,618
	$82,536	$95,548

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 28, 2003	September 29, 2002
OPERATING ACTIVITIES:
Net loss	$(11,346)	$(37,039)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,559	4,382
Amortization of deferred financing costs	21	15
Net loss on disposal of property, plant and equipment	91	369
Gain on sale of product line	(1,071)	—
Deferred income taxes	6,036	8,158
Restructuring charges (credit)	(21)	22,886
Amortization of deferred stock compensation	97	412
Stock based compensation	109	252
Reduction in allowance for doubtful accounts	(298)	(440)
Write-off of uncollectible accounts to allowance	(5)	(285)
Amortization of discounts	18	812
Net changes in:
Receivables	(1,383)	9,159
Inventories	1,675	5,737
Other assets	356	145
Restructuring liabilities	(1,576)	(1,259)
Accruals, payables and income taxes	(1,751)	(1,488)
Net cash provided by (used in) by operating activities	(5,489)	11,816

INVESTING ACTIVITIES:
Purchase of short-term investments	(53,677)	(34,145)
Proceeds from sale of short-term investments	42,147	45,824
Purchases of property, plant and equipment	(589)	(1,777)
Proceeds on disposal of property, plant and equipment	7	152
Proceeds from sale of product line (Note 11)	1,565	—
Net cash provided by (used in) by investing activities	(10,547)	10,054

FINANCING ACTIVITIES:
Payments on long-term borrowings and financing costs	(32)	(12)
Repurchase of common stock	(1,236)	—
Net proceeds from issuances of common stock	2,745	471
Net cash provided by financing activities	1,477	459

Net increase (decrease) in cash and equivalents	(14,559)	22,329
Cash and equivalents at beginning of period	43,524	25,216
Cash and equivalents at end of period	$28,965	$47,545

Other cash flow information:
Income taxes refunded, net	$(6,678)	$(8,154)
Interest paid	53	94

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 28, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

As required under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share have been estimated at the date of grant as if the Company had accounted for such awards under the fair value method of SFAS 123 using the Black-Scholes option-pricing model.

The following table illustrates the effect on net loss and net loss per share had compensation cost for all of the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans, and amortized to expense over the vesting period of the awards consistent with the methodology prescribed under SFAS 123 (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

Reported net loss	$(3,304)	$(27,048)	$(11,346)	$(37,039)
Add: Total stock-based employee compensation expense included in reported net loss	27	169	97	412
Deduct: Total stock-based employee compensation expense under fair value based method for all awards	(579)	(787)	(1,745)	(2,165)
Pro forma net loss	$(3,856)	$(27,666)	$(12,994)	$(38,792)

Pro forma net loss per basic and diluted share	$(0.07)	$(0.49)	$(0.23)	$(0.69)

2.              ORGANIZATION AND OPERATIONS OF THE COMPANY

WJ Communications, Inc. (formerly Watkins-Johnson Company, the “Company”) was founded in 1957 in Palo Alto, California. The Company was originally incorporated in California and reincorporated in Delaware in August 2000. For more than 30 years, the Company developed and manufactured microwave devices for government electronics and space communications systems used for intelligence gathering and communication. In 1996, the Company began to develop commercial applications for its military technologies. The Company’s current operations design, develop and manufacture innovative, high quality products for both current and next generation wireless and broadband cable networks, defense and homeland security systems and radio frequency (“RF”) identification (“RFID”) systems worldwide. The Company’s products are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which address the RF challenges of these various systems. The Company’s commercial communications products are used by telecommunication and broadband cable equipment manufacturers supporting and facilitating mobile communications, enhanced voice services, data and image transport.  Consistent with its strategy to become a pure RF semiconductor company, the Company announced at the end of 2002 that it had entered into an agreement to sell its Thin-Film product line to M/A-COM, a unit of Tyco Electronics. The sale includes equipment, inventory, intellectual property, training and services. The sale of this product line was completed and title passed to M/A-COM in the second quarter of 2003. The Company also exited its fiber optics business at the end of 2002 due to the prolonged downturn in that market.

Over the course of 2002, the Company began to design and manufacture semiconductors utilizing other manufacturing technologies. The Company believes that this approach is required in order to continue to offer competitive products and expects that a greater number of its future products would be developed in this fashion. The Company also believes that this business strategy offers considerable other advantages such as allowing it to focus its resources on product development and marketing, minimizing capital expenditures, reducing operating expenses, allowing it to continue to offer competitive pricing, reducing time to market, reducing technology and product risks and facilitating the migration of the Company’s products to new process technologies, which reduce costs and optimize performance. On December 17, 2002, the Company’s Board of Directors approved a plan which would completely outsource the Company’s internal wafer fabrication within approximately one year.

3.              RECLASSIFICATIONS

Certain amounts for 2002 have been reclassified to conform with the 2003 presentation. Such reclassifications did not have any impact on net loss or stockholders’ equity.

4.              INVENTORIES

Inventories are stated at the lower of cost, using average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Provisions, when required, are made to write-down excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. Inventories, net of provisions for excess and obsolete amounts, at September 28, 2003 and December 31, 2002 consisted of the following (in thousands):

	September 28, 2003	December 31, 2002
Finished goods	$1,276	$1,870
Work in progress	558	1,013
Raw materials and parts	374	1,074
	$2,208	$3,957

5.              CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and receivables. The Company invests in a variety of financial instruments such as money market funds, commercial paper and high quality corporate bonds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. During the three months ended September 28, 2003, the Company had two customers which each accounted for more than 10% of its sales and in aggregate accounted 76% of its total sales. One customer accounted for 52% of the Company’s sales for the three months ended September 28, 2003 and accounted for 53% of the Company’s accounts receivable at September 28, 2003.  The second customer, including sales to its manufacturing subcontractors, accounted for 24% of the Company’s sales for the three months ended September 28, 2003 and accounted for 31% of the Company’s accounts receivable at September 28, 2003. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

6.              RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. The Company has adopted the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts to be recognized.

In November 2002, the EITF reached a consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s operating results or financial condition.

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

In April 2003, the FASB issued SFAS 149, “Amendment of Statement on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company did not have any derivative instruments or hedging activities during the nine months ended September 28, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s operating results or financial condition.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FASB 150 had no impact on the Company’s operating results or financial condition.

7.              LONG-TERM DEBT

In December of 2000, the Company entered into a revolving credit facility (“Revolving Facility”) with a bank the terms of which were amended and restated in September 2003. Under the new terms, the Revolving Facility provides for a maximum credit extension of $20.0 million with a $15.0 million sub-limit to support letters of credit and matures on September 22, 2005. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at the Company’s option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires the Company to maintain certain financial ratios and contains limitations on, among other things, the Company’s ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission. The Company was in compliance with the covenants as of September 28, 2003. The Revolving Facility is secured by substantially all of the Company’s assets. As of December 31, 2002 and September 28, 2003, there were no outstanding borrowings under the Revolving Facility. The Company has letters of credit of $3.2 million outstanding as of September 28, 2003 against which no amounts have been drawn.

8.              STOCKHOLDERS’ EQUITY

On March 31, 2003, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $2.0 million of the Company’s common stock. The new program was immediately effective. Purchases under the stock repurchase program may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.  During the nine months ended September 28, 2003, approximately $1.2 million has been utilized to purchase 1,013,215 shares of the Company’s common stock at a weighted average purchase price of $1.22 per share. All of the purchases were made on the Nasdaq National Market at prevailing open market prices using general corporate funds. The repurchases reduced the Company’s cash and interest income during the period but correspondingly reduced the number of the Company’s outstanding shares of common stock. As of September 28, 2003 approximately $764,000 remains available under the stock repurchase plan.  On October 21, 2003, the Company announced that its Board of Directors approved an additional $2.0 million to expand its existing share repurchase program increasing the total amount authorized to $4 million. These funds are available for immediate use and shares will be purchased from time to time in the open market or in private transactions at management’s discretion subject to market conditions.

On May 29, 2003, the Board unanimously adopted a resolution seeking stockholder approval to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock.  The primary reason the Company’s Board believes that a reverse stock split may be desirable is that it may help the Company’s common stock maintain its listing on the Nasdaq National Market. The Company’s stockholders approved this amendment to the Company’s Certificate of Incorporation on July 15, 2003 at the Company’s Annual Meeting of Stockholders.

Under the amendment, the Board would have authority to implement a reverse stock split at any time prior to the date of the Company’s next annual meeting of stockholders in 2004.  In addition, the Board may, in its sole discretion, determine not to effect, and abandon, the reverse stock split without further action by its stockholders.  The Board, may subsequently effect, in its sole discretion, the reverse stock split based upon a ratio of one-for-two, one-for-three, one-for-four, one-for-five, one-for-six, one-for-seven, one-for-eight, one-for-nine or one-for-ten.  If the Board elects to effect a reverse stock split, the number of issued and outstanding shares of common stock would be reduced in accordance with an exchange ratio determined by our Board within the limits set forth by this amendment. Except for adjustments that may result from the treatment of fractional shares, each stockholder will hold the same percentage of the Company’s outstanding common stock immediately following the reverse stock split as such stockholder held immediately prior to the reverse stock split.  The par value of the Company’s common stock would remain unchanged at $0.01 per share.  The amendment does not change the number of the authorized shares of the Company’s common stock. At September 28, 2003, the proposed reverse stock split has not been effected.

STOCK OPTION PLANS—During 2000, the Company’s “2000 Stock Incentive Plan” and “2000 Non-Employee Director Stock Compensation Plan” (collectively the “Plans”) were adopted and approved by the Board and the Company’s stockholders. The Plans may grant incentive awards in the form of options to purchase shares of the Company’s common stock, restricted shares, common stock and stock appreciation rights to participants, which include non-employee directors, officers and employees of and consultants to the Company and its affiliates. On May 22, 2002, the  Board approved the adoption of an amendment to the Company’s “2000 Stock Incentive Plan” to increase the number of shares of common stock authorized for issuance pursuant to the “2000 Stock Incentive Plan” from 16,500,000 to 19,000,000 shares.  This plan amendment did not affect any other terms of the “2000 Stock Incentive Plan”. On May 29, 2003, the Board approved the adoption of an amendment to the Company’s “2000 Non-Employee Director Compensation Plan” to increase the number shares of Common Stock authorized for issuance pursuant to the “2000 Non-Employee Director Compensation Plan” from 570,000 to 800,000 which was approved by the Company’s stockholders on July 15, 2003 at the Company’s Annual Meeting of Stockholders. Also on May 29, 2003, the Board approved the adoption of a second amendment to the Company’s “2000 Stock Incentive Plan” so that options granted to employees under the “2000 Stock Incentive Plan” will qualify as performance-based compensation under Internal Revenue Code Section 162(m) and thereby not be subject to a deduction limitation. Particularly, the amendment to the “2000 Stock Incentive Plan” provides that no employee or prospective employee shall be granted one or more options within any fiscal year which in the aggregate are for the purchase of more than 3,000,000 shares. The total number of shares of common stock authorized for issuance pursuant to the Plans is 19,800,000 shares. As of September 28, 2003 the amount of shares reserved for future grants was 5,362,044. Stock options may include incentive stock options, nonqualified stock options or both, in each case, with or without stock appreciation rights.

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

9.              NET LOSS PER SHARE

Per share amounts are computed based on the weighted average number of basic and diluted common and common equivalent shares outstanding during the respective periods. The net loss per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Net loss	$(3,304)	$(27,048)	$(11,346)	$(37,039)

Denominator for basic net loss per share:
Weighted average shares outstanding	56,748	56,727	56,589	56,485
Less weighted average shares subject to repurchase	(50)	(290)	(63)	(223)
Weighted average shares outstanding	56,698	56,437	56,526	56,262

Denominator for diluted net loss per share:
Weighted average shares outstanding	56,698	56,437	56,526	56,262
Effect of dilutive stock options	—	—	—	—
Diluted weighted average common shares	56,698	56,437	56,526	56,262

Basic and diluted loss per share	$(0.06)	$(0.48)	$(0.20)	$(0.66)

For the three months and nine months ended September 28, 2003, the incremental shares from the assumed exercise of 4,240,568 and 1,622,510 stock options, respectively, were not included in computing the diluted per share amounts because the effect of such assumed conversion would be anti-dilutive. The Employee Stock Purchase Plan was suspended in November 2002 due to the Fox Paine Acquisition Proposal and therefore there were no shares related to contributions under the Employee Stock Purchase Plan as of September 28, 2003. For the three months and nine months ended September 29, 2002, the incremental shares from the assumed exercise of 67,992 and 4,317,157 stock options, respectively, and 14,376 shares related to contributions under the Employee Stock Purchase Plan for pending purchases, were not included in computing the diluted per share amounts because the effect of such assumed conversion and issuance would be anti-dilutive.

10.       RESTRUCTURING CHARGES

During fiscal 2002 and 2001, the Company recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing its business. Such charges were established in accordance with EITF 94-3 and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” These charges include workforce reductions, consolidation of excess facilities and asset impairments as detailed in Note 10 of the Company’s Annual Report on Form 10-K as of December 31, 2002.

 During the quarter ended March 30, 2003, it was determined that one of the employees slated to be terminated would instead be retained for another position.  As such, approximately $21,000 of the third quarter 2002 restructuring charge was reversed.

The following table summarizes restructuring accrual activity recorded during the years 2002 and 2001 and the nine months ended September 28, 2003, respectively (in thousands):

	Workforce Reduction	Lease Loss	Asset Impairment	Total

Total charge	$786	$34,880	$8,364	$44,030
Non-cash charges	—	(5,455)	(8,364)	(13,819)
Cash payments	(437)	(1,755)	—	(2,192)
Balance at December 31, 2002	349	27,670	—	28,019

Non-cash charges	(21)	16	—	(5)
Cash payments	(49)	(1,543)	—	(1,592)
Balance at September 28, 2003	$279	$26,143	$—	$26,422

During the quarter ended September 28, 2003, approximately $564,000 of remaining lease loss was paid. Of the accrued restructuring charge at September 28, 2003, the Company expects approximately $2.7 million of the lease loss and the remaining severance of approximately $279,000 to be paid out over the next twelve months. As such, these amounts are recorded as current liabilities and the remaining $23.4 million to be paid out over the remaining life of the lease of approximately nine years is recorded as a long-term liability.

11.       SALE OF PRODUCT LINE

On May 14, 2003, the Company completed the sale of its Thin-Film product line to M/A-COM, a unit of Tyco Electronics previously announced in December, 2002.  The sale includes equipment, inventory, intellectual property, training and services.  The Company received total proceeds of approximately $1.8 million. The net gain of approximately $1.1 million is recorded as other income in the accompanying financial statements for the nine months ended September 28, 2003. The Company had initially received two advance payments on this agreement of approximately $272,000 in the quarter ended December 31, 2002 and approximately $181,000 in the quarter ended March 30, 2003, both of which were included as accrued liabilities in the Company’s consolidated balance sheets for those periods.  The remaining payment of approximately $1.4 million was received in the quarter ended September 28, 2003.

12.       BUSINESS SEGMENT REPORTING

In 1997, the Company adopted SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” As an integrated telecommunications products provider, the Company currently has one reportable segment. The Company’s Chief Operating Decision Maker (“CODM”) is the CEO. While the Company’s CODM monitors the sales of various products, operations are managed and financial performance evaluated based upon the sales and production of multiple products employing common manufacturing and research and development resources; sales and administrative support; and facilities. This allows the Company to leverage its costs in an effort to maximize return. Management believes that any allocation of such shared expenses to various products would be impractical, and currently does not make such allocations internally.

During the year ended December 31, 2001, the Company’s larger customers began to outsource a greater percentage of their manufacturing. As such, the Company believes it is more meaningful in terms of concentration of risk and historic comparisons to combine the sales to manufacturing subcontractors with the end customer who ultimately controls product demand. Sales to individual customers representing greater than 10% of Company consolidated sales during at least one of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

Customer A	$1,649	$3,232	$5,643	$8,198
Customer B	—	100	—	5,098
Customer E	3,566	2,755	8,430	6,175

Sales to unaffiliated customers by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

United States	$4,668	$6,714	$13,646	$19,691
Export Sales from United States:
Canada	435	160	881	3,801
Europe	501	1,136	1,954	4,883
Other	1,299	1,240	3,597	2,660
Total	$6,903	$9,250	$20,078	$31,035

Long-lived assets located outside of the United States are insignificant.

13.                               OTHER MATTERS

In September 2002 the Company announced the receipt of a proposal from an affiliate, Fox Paine & Company LLC (“Fox Paine”) to acquire all of the shares of the Company’s common stock held by unaffiliated stockholders (the “Acquisition Proposal”). Fox Paine and its affiliates currently own approximately 65% of the Company’s outstanding shares or approximately 37.0 million shares of a total of approximately 57.4 million shares outstanding. The Company’s Board of Directors formed a special committee composed of two independent directors not affiliated with Fox Paine (the “Special Committee”) to review the Acquisition Proposal. On March 27, 2003, Fox Paine withdrew its Acquisition Proposal. During the nine months ended September 28, 2003, the Company incurred approximately $773,000 of costs and expenses related to the Acquisition Proposal.  The Company expects these expenses to continue through the remainder of 2003.

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

OVERVIEW

We design, develop and manufacture innovative, high quality products for both current and next generation wireless and broadband cable networks, defense and homeland security systems and radio frequency (“RF”) identification (“RFID”) systems worldwide. Our products are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which address the Radio Frequency challenges of these various systems. Our commercial communications products are used by telecommunication and broadband cable equipment manufacturers supporting and facilitating mobile communications, enhanced voice services, data and image transport. We believe our core expertise in semiconductor technology, coupled with our exceptional RF design, integration, and manufacturing capabilities, are critical to our long-term success.

When we began our operations in the commercial communications market, we initially benefited from significant increases in spending on capital equipment by communications service providers, which resulted in increased demand for our products. However, the demand for telecommunications equipment has been very weak for the last two years and the first nine months of 2003. We project this weakness in demand to continue throughout the remainder of 2003 and potentially beyond based on customer forecasts for the purchase of our products. The primary reason for this weakness in demand for these products is an overall decline in capital spending by communication service providers. A significant contributing factor to the decline in capital expenditures has been the numerous early stage communication service providers, who have previously been able to access the capital markets, that are having difficulties in finding new sources of capital and, in certain instances, have filed for bankruptcy. In addition, several of the more established service providers financed the build out of their networks with debt. Many of these service providers have shifted their focus to debt reduction and profitability enhancement. As a result, we believe that these companies have had to greatly reduce their capital expenditures. This reduction in capital expenditures has been accentuated by the general economic slowdown, which has had a negative impact on communication service providers’ revenues and profitability.

On a long-term basis, we believe that the demand for commercial communications equipment and our products will rebound. Since 2001, we have introduced many new products which will further position us to benefit from the roll-out of 2.5G and 3G wireless and Cable Access Television (“CATV”). In the first nine months of 2003, we introduced sixteen new RF semiconductor products primarily targeted at wireless infrastructure applications.  During 2002, we introduced forty new RF semiconductor products.  In the first nine months of 2003 we had 114 new design wins compared to 74 for the same period in 2002. During 2003, we are continuing to concentrate our resources on the development of RF semiconductors and expect to maintain our accelerated pace of new product introductions and design wins. While customer interest, new product introductions, accelerating pace of design wins and new orders are encouraging, there is no assurance that they will have a positive impact on our overall sales.

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

During 2002, we began to design and manufacture semiconductors utilizing other manufacturing technologies at third-party foundries. We believe that this approach is required in order to continue to offer competitive products and expect that a greater number of our future products would be developed in this fashion.  In December 2002, we determined that over the course of 2003 we would transition to a fully outsourced business model and we recorded related restructuring charges. We believe that this business strategy offers considerable advantages such as allowing us to focus our resources on product development and marketing, minimizing capital expenditures, reducing operating expenses, allowing us to continue to offer competitive pricing, reducing time to market, reducing technology and product risks and facilitating the migration of our products to new process technologies, which reduce costs and optimize performance. However, there are also significant business risks associated with our dependence upon third parties for our manufacturing needs and there can be no assurance that our outsourcing strategy will be a success.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a continuous basis, we evaluate all our significant estimates including those related to doubtful accounts receivable, inventory valuation, impairment of long-lived assets, income taxes, restructuring including accruals for abandoned lease properties, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended. SAB 101 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. Revenues from our distributor are recognized upon shipment based on the following factors:  our sales price is fixed and determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributor has separate economic substance, we have no obligation with respect to the resale of the distributor’s inventory, and we believe we can reasonably estimate the potential returns from our distributor based on their history and our visibility in the distributor’s success with its products and into the market place in general. We accrue for distributor right of return and price protection based on known events and historical trends. Through September 28, 2003 the amount of those reserves has not been material. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and historic bad debts, changes in customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences may result in the amount and timing of expenses for any period if management made different judgments or utilized different estimates. For example, in the nine months ended September 28, 2003 we recovered approximately $302,000 of accounts receivable which was previously reserved in our allowance for doubtful accounts. Our allowance for doubtful accounts was approximately $126,000 as of September 28, 2003. Approximately 84% of our accounts receivable as of September 28, 2003 was concentrated with our top two customers, each, including their respective manufacturing subcontractors, accounting for more than 10% of our sales, and in aggregate accounting for 76% of our sales in the third quarter of 2003.

Write-down of Excess and Obsolete Inventory

We write down our inventory for estimated obsolete or unmarketable inventory for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Management specifically identifies obsolete products and analyzes historical usage, forecasted production based on demand forecasts, current economic trends and historical write-offs when evaluating the valuation of our inventory. Due to rapidly changing customer forecasts and orders, additional write-downs of excess or obsolete inventory, while not currently expected, could be required in the future. In addition, the sale of previously written down inventory could result from significant unforeseen increases in customer demand. Material differences in estimates of excess and obsolete inventory may result in the amount and timing of cost of sales for any period if management made different judgments or utilized different estimates.

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

Restructuring

During fiscal 2002 and 2001, we recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing our business. Such charges were established in accordance with Emerging Issues Task Force Issue 94-3 (“EITF 94-3”) “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” These charges include abandoned leased properties comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and asset impairment charges on tenant improvements deemed no longer realizable. In determining these estimates, we make certain assumptions with regards to our ability to sublease the space and reflected offsetting assumed sublease income in line with our best estimate of current market conditions. Should there be a further significant change in market conditions, the ultimate losses on these could be higher and such amount could be material. During 2002, we recorded restructuring charges of $27.9 million related to restructuring activities initiated in 2002 and also recorded additional charges of $6.3 million related to restructuring activities initiated in 2001, primarily due to changes in estimated sublease income.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors we consider that could trigger an impairment review include the following:  significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; or significant technological changes, which would render equipment and manufacturing process obsolete. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During 2002, we recognized an asset impairment of $4.4 million for assets held and used and $3.9 million for assets held for sale.

Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected cash flows and should different conditions prevail, material write downs of our long-lived assets could occur.

Recent Developments

On October 21, 2003, we announced that our Board of Directors approved an additional $2.0 million to expand its existing share repurchase program increasing the total amount authorized to $4 million. These funds are available for immediate use and shares will be purchased from time to time in the open market or in private transactions at management’s discretion subject to market conditions. As of September 28, 2003, approximately $1.2 million has been utilized to purchase 1,013,215 shares of our common stock at a weighted average purchase price of $1.22 per share.

CURRENT OPERATIONS

For The Period Ended September 28, 2003 Compared to September 29, 2002

Sales – We recognized $6.9 million and $9.3 million in sales for the three months ended and $20.1 million and $31.0 million in sales for the nine months ended September 28, 2003 and September 29, 2002, respectively. The decline in sales for the three month period primarily reflects the decline in our wireless assembly sales as these products near the end of their life cycle. This decline in wireless assembly sales also effected the sales for the relative nine month periods as well as our decision in 2002 to exit our fixed wireless and fiber optics businesses due to the prolonged downturn in those markets. Wireless assembly sales for the first nine months of 2002 included $3.7 million for final product delivery of our last major fixed wireless contract. RF semiconductor sales during the third quarter of 2003 totaled $5.2 million, representing 75% of total sales and stayed flat in comparison to the third quarter of 2002 sales of $5.2 million. Our RF semiconductor sales includes sales of our Thin-Film products which represents approximately $742,000 for the three months ended September 29, 2002 and approximately $855,000 and $2.0 million for the nine months ended September 28, 2003 and September 29, 2002, respectively. As we announced on December 10, 2002, we entered into an agreement to sell our Thin-Film product line to M/A-COM, a unit of Tyco Electronics. The product line was transfered to M/A-COM and title passed on May 14, 2003.  Excluding our Thin-Film sales, our Semiconductor IC sales increased $809,000 or 18% to $5.2 million from $4.4 million in the three months ended and increased $2.4 million or 22% to $13.4 million from $11.0 million in the nine months ended September 28, 2003 and September 29, 2002, respectively. The increase in both comparative periods related to an increase in the volume of our Semiconductor IC products sold. Wireless assembly sales during the third quarter of 2003 totaled $1.7 million, representing 25% of total sales and a decrease of $1.9 million over the third quarter of 2002 sales of $3.6 million. Wireless assembly sales for the current nine months ended totaled $5.8 million, representing 29% of total sales and a decrease of $6.3 million over the same period last year. As noted previously, the decrease in both comparative periods related to a decrease in the volume of our Wireless assembly products sold as these products are nearing the end of their life cycle. From a geographic perspective, for the nine month periods our sales from Canada decreased by 77% due to our decision in 2002 to exit our fiber optics. Looking forward to the fourth quarter of 2003, we believe that sales from our semiconductor IC products will increase sequentially based on forecasted customer demand but will be offset by further significant declines in our wireless assembly sales.  As we previously announced, we currently anticipate that our total fourth quarter revenues will be in the range of $6.0 to $7.0 million. However, there can be no assurance that our actual fourth quarter revenues will be within the anticipated range.

We depend on a small number of customers for a majority of our sales. During the three months and nine months ended September 28, 2003, we had two customers which each accounted for more than 10% of our sales and in aggregate accounted for 76% and 70% of our sales, respectively.  During the corresponding prior year periods, we had two and three customers which each accounted for more than 10% of our sales and in aggregate accounted for 65% and 63% of our sales, respectively. We have diversified our customer base over the last few years and intend to further diversify our customer base and product offering in the future. However, we anticipate that we will continue to sell a majority of our products to a relatively small group of customers.

Cost of Goods Sold – Our cost of goods sold for the three months ended September 28, 2003 was $3.9 million, a decrease of $2.8 million or 41% as compared with cost of goods sold of $6.7 million in the three months ended September 29, 2002. For the nine months ended September 28, 2003 our cost of goods sold was $12.3 million a decrease of $11.3 million or 48% as compared with cost of goods sold of $23.6 million in the nine months ended September 29, 2002. During the three months and nine months ended September 28, 2003, cost of goods sold were 57% and 61% as a percentage of sales which compares to 72% and 76% in the corresponding prior year periods.  This decrease in our cost of goods sold as a percentage of sales for both relative periods in 2003 reflects the change in our product sales mix to a greater percentage of higher margin semiconductor products from relatively lower margin wireless assembly products and the cost reductions generated by our restructuring program implemented in our third quarter of 2002 including reductions in wages and benefits, rent, and depreciation expenses. These reduced costs were partially offset by additional expenses incurred to transition our semiconductor manufacturing processes to outside foundries. During the first nine months of 2002, our cost of goods sold benefited from the sale of $5.9 million of fixed wireless CPE inventory of which $3.1 million had been previously written off in 2001. Due to rapidly changing customer forecasts and orders, additional write-downs of excess or obsolete inventory, while not currently expected, could be required in the future. In addition, the sale of previously written down inventory could result from significant unforeseen increases in customer demand. In absolute dollars, the decrease in our cost of goods sold reflects the factors previously noted as well as our decline in sales during 2003. We have a significant amount of unabsorbed overhead costs related to the increased manufacturing infrastructure we put in place to support our customers’ demand in the second half of 2000. This increased infrastructure includes, among other things, a new manufacturing facility and investments in equipment. Our 2002 restructuring program has reduced our unabsorbed overhead through the write down of excess facilities and equipment, but we will still have fixed manufacturing costs that these efforts will not impact. Given the current economic slowdown, our capacity may not be fully utilized and the ongoing costs thereof will still be incurred until such time as the market demand for our products increases or our transition to an outsourced business model is complete. In addition, we typically generate lower gross margin on new product introductions which we expect to be a higher percentage of our sales mix going forward. Over time, we typically become more efficient relative to new products through learning and increased volumes as well as through introducing lower cost elements to the product designs. New product lines also contain a greater degree of inventory risk due to uncertainty regarding a lack of visibility and predictability of customer demand and potential competition

Research and Development – Our research and development expense for the three months ended September 28, 2003 was $4.2 million, a decrease of approximately $211,000 or 5% as compared with research and development expense of $4.4 million in the three months ended September 28, 2002.  For the nine months ended September 28, 2003 our research and development expense was $12.9 million, a decrease of approximately $559,000 or 4% as compared with research and development expense of $13.5 million over the same period last year. The decrease in absolute dollars in 2003 is primarily related to a decrease in procured materials used in our research and development. Research and development efforts in all periods were primarily attributable to spending on the development of RF semiconductor products. During the three months and nine months ended September 28, 2003, research and development expenses were 61% and 64% as a percentage of sales which compares to 48% and 44% in the corresponding prior year periods. The increase in research and development expense as a percentage of sales in 2003 relates to our decline in sales in the same period. Product research and development is essential to our future success and we expect to continue to make investments in new product development and engineering talent.  In particular, we will continue to focus our research efforts and resources on RF semiconductor development.

Selling and Administrative – Selling and administrative expense for the three months ended September 28, 2003 was $2.2 million or 32% of sales, a decrease of approximately $262,000 or 11% as compared with selling and administrative expense of $2.5 million or 27% of sales in the three months ended September 29, 2002.  For the nine months ended September 28, 2003 selling and administrative expenses were $7.6 million or 38% of sales, a decrease of approximately $904,000 or 11% as compared with selling and administrative expense of $8.5 million or 27% of sales in the nine months ended September 29, 2002.  The decrease in absolute dollars for both relative periods in 2003 is primarily related to cost reductions generated by our restructuring program implemented in our third quarter of 2002 including reductions in wages and benefits, rent and tax expenses. Additionally, we benefited from a reduction in our Board of Directors’ compensation plan which was approved at our Annual Meeting of Stockholders held on July 15, 2003 and resulted in a reduction in accrued expenses of $238,000. These reduced expenses were partially offset by increased insurance and commission costs. As a percentage of sales, the increase in selling and administrative expense during 2003 reflects the decrease in sales in the same period.

Amortization of Deferred Stock Compensation – Amortization of deferred stock compensation expense for all periods represents the granting of restricted stock during 2002 at a price below fair market value and the issuance of stock options during 2000 at prices deemed below fair market value. As of September 28, 2003, the balance of our remaining unamortized deferred stock compensation was approximately $139,000 to be amortized over the next 18 months.

Recapitalization Merger – We incurred recapitalization merger expense of $773,000 in the nine months ended September 28, 2003 related to our consideration of the proposed Fox Paine transaction. On September 19, 2002, we announced the receipt of a proposal from an affiliate, Fox Paine & Company LLC (“Fox Paine”) to acquire all of the shares of our common stock held by unaffiliated stockholders (the “Acquisition Proposal”). Fox Paine and its affiliates currently own approximately 66% of our outstanding shares or approximately 37.0 million shares of a total of approximately 55.9 million shares outstanding. Our Board of Directors formed a special committee composed of two independent directors not affiliated with Fox Paine (the “Special Committee”) to review the Acquisition Proposal. These expenses include legal and financial consulting fees as well as compensation to the members of the Special Committee. On March 27, 2003, Fox Paine withdrew its Acquisition Proposal, however, we expect these expenses to continue through the remainder of 2003.

Restructuring charges – During the nine months ended September 28, 2003, it was determined that one of the employees slated to be terminated would instead be retained for another position. As such, approximately $21,000 of the third quarter 2002 restructuring charge was reversed. For the three and nine months ended September 29, 2002, we recorded a restructuring charge of $22.9 million reflecting consolidation and abandonment of leased space and associated impairment of tenant improvements, severance costs, an asset impairment charge and the initiation of a program to sell excess manufacturing equipment resulting from the prolonged downturn in the telecommunications industry, especially related to our fiber optics products. For further discussion, see Note 10 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Interest Income – Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. Our interest income in the three months ended September 28, 2003 was approximately $167,000, a decrease of $144,000 or 46% as compared with interest income of $311,000 in the three months ended September 29, 2002. For the nine months ended September 28, 2003 our interest income was approximately $581,000, a decrease of $365,000 or 39% as compared with interest income of $946,000 in the nine months ended September 29, 2002. This relative decrease in both comparative periods primarily resulted from decreased average amounts of funds available for investment and a decrease in interest rates.  To the extent we continue to utilize our cash in the operation of our business, interest income is expected to decrease going forward. Additionally, our interest income will be impacted by changes in the market interest rates of our investments, which are generally lower than they were a year ago.

Interest Expense – Our interest expense for the three months ended September 28, 2003 was approximately $23,000, a slight decrease as compared with interest expense of approximately $27,000 for the three months ended September 29, 2002. For the nine months ended September 28, 2003 our interest expense was approximately $74,000, a decrease of approximately $35,000 or 32% as compared with interest expense of approximately $109,000 for the nine months ended September 29, 2002.  Interest expense for all periods relates to fees associated with our revolving credit facility and outstanding letters of credit.

Other Income-Net – In the nine months ended September 28, 2003 other income-net primarily related to the gain of approximately $1.1 million we recorded related to the sale of our Thin-Film product line to M/A-COM, a unit of Tyco Electronics previously announced in December, 2002.  The sale includes equipment, inventory, intellectual property, training and services for which we received total proceeds of approximately $1.8 million. For further discussion, see Note 11 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Income Tax Benefit – In the nine months ended September 28, 2003 we recorded a tax benefit of $647,000 related to an income tax refund of $480,000 from the State of Maryland as the result of amending our 1999 state tax return and an adjustment to our deferred tax asset of $167,000 for additional federal income tax refund determined after finalizing our 2002 carryback claim filed in the first quarter of 2003. Beginning in 2002, it was determined that it was not more likely than not that any additional deferred tax assets would be realized through the application of carryforward claims, thus we will not record income tax benefits on future net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

On September 28, 2003, cash and equivalents and short-term investments totaled $61.6 million, a decrease of approximately $3.1 million from the December 31, 2002 balance of $64.7 million.

In December of 2000, we entered into a revolving credit facility (“Revolving Facility”) with a bank the terms of which were amended and restated in September 2003. Under the new terms, the Revolving Facility provides for a maximum credit extension of $20.0 million with a $15.0 million sub-limit to support letters of credit and matures on September 22, 2005. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires us to maintain certain financial ratios and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission. The Revolving Facility is secured by substantially all of our assets. We were in compliance with the covenants as of September 28, 2003. As of December 31, 2002 and September 28, 2003, there were no outstanding borrowings under the Revolving Facility. The Company has letters of credit of $3.2 million outstanding as of September 28, 2003 against which no amounts have been drawn.

Net Cash Provided by Operating Activities – Net cash provided (used) by operations was ($5.5) million and $11.8 million in the nine months ended September 28, 2003 and September 29, 2002, respectively. Net loss in the nine months ended September 28, 2003 and September 29, 2002 was $11.3 million and $37.0 million, respectively. Items impacting the difference between net loss and cash flows from operations in the first nine months of 2003 were $2.7 million used in working capital and $6.0 million provided by a decrease in our deferred tax assets. The $2.7 million used in working capital primarily relates to an approximate $1.4 million increase in accounts receivable and a $3.4 million decrease in restructuring and accruals, payables and income taxes partially offset by a $1.7 million decrease in inventories. Starting in the second quarter of 2003, we were required to offer more favorable payment terms to significant customers in order to remain competitive in the current business environment. As a result, our average payment terms have increased from 30 days to 60 days. The $6.0 million decrease in deferred tax assets relates to the realization of a refund claim generated by the carryback of our 2002 net operating loss.  Significant items impacting the difference between net loss and cash flows from operations in the first nine months of 2002 were $12.4 million provided by working capital and $8.2 million provided by the utilization of deferred tax assets. The $12.4 million provided by working capital primarily relates to a $5.7 million decrease in inventories and a $9.2 million decrease in receivables partially offset by a $2.7 million decrease in restructuring and accruals, payables and income taxes. The $8.2 million provided by the utilization of deferred tax assets relates to the receipt of an income tax refund generated by the carryback of our 2001 net operating loss.

Net Cash Provided by Investing Activities – Net cash provided (used) by investing activities was ($10.5) million and $10.1 million in the nine months ended September 28, 2003 and September 29, 2002, respectively. In the first nine months of 2003, we purchased $53.7 million of short-term investments which was partially offset by receipt of  $42.1 million in proceeds from the sale of short-term investments and $1.6 million proceeds form the sale of a product line (see Note 11 to the unaudited condensed consolidated financial statements included elsewhere in the Form 10-Q).  In the first nine months of 2002, we received $45.8 million in proceeds from the sale of short-term investments which was partially offset by $34.1 million used to purchase short-term investments and $1.8 million to invest in property, plant and equipment. During 2003, we expect to invest approximately $1.0 to $2.0 million in capital expenditures of which approximately $589,000 was purchased in the first nine months. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so throughout 2003.

Net Cash Provided (Used) by Financing Activities – Net cash provided by financing activities totaled $1.5 million in the nine months ended September 28, 2003.  In the first nine months of 2003, we received net cash of approximately $2.7 million from the sale of our common stock to employees through our option plans which was partially offset by approximately $1.2 million of cash used to repurchase our common stock under our stock repurchase program announced March 31, 2003 (see Note 8 to the unaudited condensed consolidated financial statements included elsewhere in the Form 10-Q) and $32,000 of financing costs associated with our revolving credit facility. Net cash provided by financing activities totaled $459,000 in the nine months ended September 29, 2002. In the first nine months of 2002, we received net cash of approximately $471,000 from the sale of our common stock to employees through our employee stock purchase and option plans which was partially offset by $12,000 of financing costs associated with our revolving credit facility.

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

Expected Maturity Dates	Expected Maturity Amounts	Weighted Average Interest Rate
	(in thousands)
Cash equivalents:
2003	$27,429	1.00%
Short-term investments:
2003	22,184	1.05%
2004	10,449	1.16%
Fair value at September 28, 2003	$60,062

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

Changes in Internal Control

We have also evaluated our internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act), and there have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the nine months ended September 28, 2003, our sales were $20.1 million and we incurred an operating loss of $11.3 million. In addition, our sales for the year ended December 31, 2002 were $40.2 million compared to $62.2 million for 2001.  The decrease in revenue was due to sharply reduced end-customer demand in many of the communications end-markets, which our products address. We incurred an operating loss of $52.5 million for the year ended December 31, 2002.

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

If our common stock ceases to be listed for trading on the Nasdaq National Market, it may harm our stock price and make it more difficult to sell your shares.

Our common stock is listed on the Nasdaq National Market and the bid price for our common stock has recently been below $1.00 per share during certain periods. The Nasdaq National Market rules for continued listing require, among other things, that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days. Recently, the per share price of our common stock has traded below the $1.00 per share minimum bid price required to maintain its listing on the Nasdaq National Market. On May 6, 2003 we received a letter from Nasdaq notifying us that the bid price of our common stock did not meet the $1.00 minimum bid price and that we would be given a one hundred and eighty (180) day grace period to regain compliance or face delisting. Nasdaq subsequently notified us on May 30, 2003 that we regained compliance since the closing bid price of our common stock was $1.00 per share of higher for at least ten consecutive trading days during the grace period. Prior to the May 6, 2003 letter, we received a similar letter from Nasdaq on August 16, 2002 notifying us that the bid price of our common stock did not meet the minimum bid price. Following receipt of the August 16, 2002 letter, we were also able to regain compliance within the applicable grace period. Although we have been able to regain compliance in the past, because of the volatility in our common stock price, there can be no assurance that we will be able to maintain compliance in the future. While there are steps the company can take to address this situation in the future, including a reverse stock split or share repurchase, we cannot assure you that our stock will maintain such minimum bid price requirement or that we will be able to meet or maintain all of the Nasdaq National Market continued listing requirements in the future. If, in the future, our minimum bid price is again below $1.00 for 30 consecutive trading days, under the current Nasdaq National Market rules we will have a period of 180 days to attain compliance by meeting the minimum bid price requirement for 10 consecutive days during the compliance period.

Our stockholders recently authorized our board of directors to implement a reverse stock split at their discretion in a range of one for two to one for ten. There can be no assumption that our board will exercise its discretion to effect a reverse stock split. To the extent our stock price falls and our board exercises its discretion to proceed with a reverse stock split, the principal potential risks include:

•                  There can be no assurance that even if we satisfy the $1.00 per share minimum bid price after any authorized reversed split we would be able to continue to meet the continued listing requirements for inclusion on the Nasdaq National Market;

•                  There can be no assurance that the total market capitalization of our common stock (the aggregate value of all our common stock at the then market price) after any authorized reverse stock split will be equal to or greater than the total market capitalization before the proposed reverse stock split or that the per share market price of our common stock following the reverse stock split will either equal or exceed the current per share market price;

•                  There can be no assurance that the market price per new share of our common stock after any authorized reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split;

•                  Because some investors may view the reverse stock split negatively, there can be no assurance that a reverse stock split will not adversely impact the market price of our common stock;

•                  If the reverse stock split is effected, the resulting per-share stock price may not attract institutional investors or investment funds and may not satisfy the investing guidelines of such investors and, consequently, the trading liquidity of our common stock may not improve or may be adversely impacted;

•                  A decline in the market price of our common stock after any authorized reverse stock split may result in a greater percentage decline than would occur in the absence of a reverse stock split, and the liquidity of our common stock could be adversely affected following such a reverse stock split; and

•                  A reverse stock split will likely increase the number of stockholders who own odd lots (less than 100 shares) and stockholders who hold odd lots typically may experience an increase in the cost of selling their shares, and may have greater difficulty effecting sales.

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

We depend on a small number of customers for a majority of our sales. During the nine months ended September 28, 2003, we had two customers which each accounted for more than 10% of our sales and in aggregate accounted for 70% of our sales, including sales to their respective manufacturing subcontractors. Sales to our 10% customers, including sales to their respective manufacturing subcontractors, in aggregate accounted for 63% of our sales for the nine months ended September 29, 2002. In addition, most of our sales result from purchase orders or from contracts that can be cancelled on short-term notice. We expect that our key customers will continue to account for a substantial portion of our revenue in 2003 and in the foreseeable future. The loss of or a reduction in orders from a significant customer for any reason could cause our sales to decrease.

We depend solely on Richardson Electronics, Ltd. for distribution of our RF semiconductor products.

Richardson Electronics, Ltd. is the sole worldwide distributor of our complete line of RF semiconductor products. This sole distributor is our largest semiconductor customer and our sales to Richardson Electronics, Ltd. represent 42% and 20% of our Semiconductor sales for the nine months ended September 28, 2003 and September 29, 2002, respectively. We cannot assure you that this exclusive relationship will improve sales of our semiconductor products or that it is the most effective method of distribution. If this sole distributor fails to successfully market and sell our products, our semiconductor sales could materially decline. Our agreement with this distributor does not require it to purchase our products and is terminable at any time. If this distribution relationship is discontinued, our RF semiconductor sales could materially decline.

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

Throughout the last two years and the first nine months of 2003, the demand for telecom equipment has been very soft. This weakness in demand is currently projected to continue throughout the fourth quarter of 2003 and potentially beyond based on customer forecasts for the purchase of our products. If the markets for our products in broadband cable or wireless communications decline, fail to grow, or grow more slowly than we anticipate, the use of our products may be reduced and our sales could suffer.

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

As of September 28, 2003, Fox Paine & Company, LLC (“Fox Paine”) is the indirect beneficial owner of 64.5% of our outstanding share capital. As a result, Fox Paine has and will continue to have control over the outcome of matters requiring stockholder approval, including the power to:

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

Fox Paine’s controlling interest could also subject us to a class action lawsuits which could result in substantial costs and divert our management’s attention and financial resources from more productive uses. As previously announced, we received a proposal from Fox Paine to acquire all of the shares of our common stock held by unaffiliated stockholders (the “Acquisition Proposal”). The Acquisition Proposal was withdrawn by Fox Paine on March 27, 2003. Three putative class action lawsuits and one lawsuit by our former chief executive officer were filed against Fox Paine, the Company and certain of our current and former directors in connection with the Acquisition Proposal. The lawsuits sought to enjoin the Acquisition Proposal and unspecified compensatory damages. Although each of these lawsuits have been voluntarily dismissed without prejudice as a result of the withdrawal of the Acquisition Proposal, we cannot assure you that, in the future, no other purported class action lawsuits will be filed against us based on similar allegations. During the first nine months of 2003, we have incurred approximately $773,000 of costs and expenses related to the Acquisition Proposal. We expect these expenses to continue through the remainder of 2003. Furthermore, we cannot assure you that Fox Paine will not in the future attempt to acquire complete control of the Company or engage in a going private transaction.

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

xiv.

You may be unable to recover damages from Arthur Andersen LLP in the event financial information audited by Arthur Andersen LLP included or incorporated in the Annual Report on Form 10-K and any of our other public filings is determined to contain false statements.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on July 15, 2003 and reported the information required by this Item 4 in our Form 10-Q for the quarter ended June 29, 2003 filed with the Securities and Exchange Commission on August 12, 2003.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

The exhibits listed on the following index to exhibits are filed as part of this Form 10-Q.

Exhibit Number	Exhibit Description

10.1	Amended and Restated Loan and Security Agreement, dated September 29, 2003, by and among the Registrant and Comerica Bank.

10.2	Intellectual Property Security Agreement, dated September 29, 2003, by and among the Registrant and Comerica Bank.

31.1	Certification of Michael R. Farese, Chief Executive Officer, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Certification of Fred J. Krupica, Chief Financial Officer, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Certification of Michael R. Farese, Ph.D., Principal Executive Officer, Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

32.2	Certification of Fred J. Krupica, Principal Financial Officer, Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)         Reports on Form 8-K during the quarter ended September 28, 2003.

On July 22, 2003, we filed a Form 8-K with the Securities and Exchange Commission under Item 9 (pursuant to Item 12) relating to the issuance of a press release announcing our second quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 30st day of October 2003.

WJ COMMUNICATIONS, INC.
(Registrant)

Date	October 30, 2003	By:	/s/ MICHAEL R. FARESE, Ph.D.
Michael R. Farese, Ph.D.
President and Chief Executive Officer (principal executive officer)

Date	October 30, 2003	By:	/s/ FRED J. KRUPICA
Fred J. Krupica
Chief Financial Officer (principal financial officer)