Form 10-K
period 2003-12-31
WJ COMMUNICATIONS INC
filed 2004-03-29
CIK 105006

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

        As of June 29, 2003, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $15,784,919.

        As of March 26, 2004 there were 59,974,684 shares outstanding of the registrant's common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

PART III—Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2004 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) to this Form 10-K.

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

WJ COMMUNICATIONS, INC.
FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

Item 1.    BUSINESS

Overview

        We design, develop and market innovative, high-performance radio frequency ("RF") semiconductor products that target the wireless communications, broadband cable, RF identification ("RFID") and defense and homeland security markets. We have been designing RF devices for more than 45 years and have developed significant expertise in RF design, semiconductor process technology and component integration. With our team of engineering and technical employees experienced in the distinctive requirements of RF semiconductors, we seek to address the RF challenges in systems utilized in multiple markets.

        Since early 2002, we have undertaken several strategic initiatives to focus on our competitive advantages and dedicate our resources to the RF semiconductor market. As part of these initiatives, we sold our wireless repeater and thin-film product lines and exited the fiber optic and fixed wireless assemblies markets. We are also in the process of implementing a fully outsourced manufacturing model utilizing outside foundries for our manufacturing needs. We believe that our shift to fully outsourced manufacturing, which we expect to complete in 2004, will allow us to further reduce our operating costs and accelerate the time-to-market of our products, while continuing to provide access to advanced manufacturing technologies.

        WJ Communications, Inc. (formerly Watkins-Johnson Company, the "Company") was founded in 1957 in Palo Alto, California, and for many years we focused on RF microwave devices for defense electronics and space communications systems. Beginning in the 1990s, we began applying our RF design, semiconductor technology and integration capabilities to address the growing opportunities for commercial communications products. We believe that our track record of designing high quality, reliable products and our long-standing relationships with industry-leading customers are important competitive advantages. We were originally incorporated in California and reincorporated in Delaware in August 2000.

        Our principal executive offices are located at 401 River Oaks Parkway, California 95134, and our telephone number at that location is (408) 577-6200. Our Internet address is www.wj.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or SEC, filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The information contained on our website is not intended to be part of this report. Our common stock is listed on the Nasdaq National Market and traded under the symbol "WJCI".

Recent Developments

        On January 28, 2004, we completed a secondary underwritten public offering of 2 million newly issued shares of our common stock at $5.75 per share which resulted in gross proceeds to us of $11.5 million. In addition, certain selling stockholders, including our controlling stockholder Fox Paine, sold 12.49 million currently outstanding shares of common stock in the underwritten public offering, at the same price. J.P. Morgan Securities Inc. served as the sole book-running manager for the underwritten offering and Bear, Stearns & Co., CIBC World Markets Corp. and Wells Fargo Securities, LLC served as co-managers. We plan to use the net proceeds of $10.1 million that we received from the offering for general corporate purposes, to fund working capital and for potential strategic transactions. We did not receive any proceeds from the sale of shares by the selling stockholders.

        Over the course of 2002, we began to design and manufacture semiconductors utilizing other manufacturing technologies. We believe that this approach is required in order to continue to offer competitive products and expect that a greater number of our future products will be developed in this fashion. We also believe that this business strategy offers considerable other advantages such as allowing us to focus our resources on product development and marketing, minimizing capital expenditures, reducing operating expenses, allowing us to continue to offer competitive pricing, reducing time to market, reducing technology and product risks and facilitating the migration of our products to new process technologies, which reduce costs and optimize performance. In 2003, we began to transition to a fully outsourced business model which we expect to complete in first half of 2004.

        On October 21, 2003, we announced that our Board of Directors approved an additional $2.0 million to expand our existing share repurchase program increasing the total amount authorized to $4.0 million. These funds are available for immediate use and shares will be purchased from time to time in the open market or in private transactions at management's discretion subject to market conditions. As of December 31, 2003, approximately $2.8 million has been utilized to purchase 1,340,719 shares of our common stock at a weighted average purchase price of $2.08 per share.

Industry Background

Industry overview

        We believe several important trends provide long-term growth opportunities in the wireless communications and broadband cable markets as well as other markets dependent on RF technology and integration, such as RFID and defense and homeland security. Trends driving the growth in demand for high-performance RF products include:

  •
  Growth of number of wireless subscribers and increase in consumer demand for advanced data services. The worldwide wireless communications industry has grown considerably in recent years and continues to grow, with the number of subscribers expected to grow from 1.3 billion in 2003 to 1.7 billion in 2007 according to IDC, representing a 7% compound annual growth rate. At the same time, mobile subscribers are increasingly demanding data services in addition to traditional voice telephony services. To meet this demand, network operators are building new and upgrading existing mobile networks to offer greater network capacity and speed to deliver voice and data services. These next generation wireless networks require new equipment based on more advanced RF semiconductor technology.

  •
  Demand for high performance broadband cable network services. In recent years, many cable network operators have begun to upgrade their network infrastructure to support high-speed data services, a broad selection of digital television channels and voice telephony services. To support these enhanced services, cable network operators are upgrading their network infrastructure with equipment that utilizes high frequency RF technologies.

  •
  Potential broad deployment of RFID technology. RFID offers the potential for substantial productivity gains and operational cost savings because it enables real-time knowledge of greater amounts of unique product data than can be delivered by conventional technology, such as product type, date of manufacture, serial number and expiration date. The technology has been successfully used in applications to date, such as Exxon Mobil's Speedpass™, and several recent announcements indicate a growing desire to implement RFID technology, including Wal Mart's announcement that 100 of its suppliers must be RFID compliant in 2005 and a Department of Defense statement that its suppliers must use RFID tags by early 2005. According to Venture Development Corporation, the RFID market is forecasted to grow from $965 million in 2002 to $2.7 billion in 2007, representing a 23% compound annual growth rate. We are targeting the reader device segment of that market.

  •
  Expansion of defense and homeland security markets. Growth in defense electronic spending is expected to be driven by a newly heightened focus on defense and the need for modernization of electronic systems and platforms. New homeland security initiatives, such as the development of secure radios for law enforcement personnel, will also require advanced RF technology.

    Department of Defense and homeland security initiatives are dependent upon RF, microwave and power system applications, creating additional opportunities for RF suppliers.

Network Infrastructure

        Consumers and businesses are continually seeking improved connectivity, mobility, functionality, reliability and bandwidth from voice and data networks. Increased deployment and use of wireless communications systems and the rise of cable and wireless Internet applications has also placed additional demands on network infrastructure.

        Wireless communications and broadband cable service providers continue to make investments in network infrastructure to expand capacity and offer a broader range of services to support the changing needs of end users while reducing their operating costs. In addition, wireless network operators and service providers have begun to announce their plans for deployment of next generation wireless services and networks, referred to in the industry as 2.5G and 3G networks. These networks will offer subscribers increased speeds, additional application capabilities, and broader compatible coverage across geographies. To meet these objectives, network operators are building new and upgrading existing mobile networks to offer greater network capacity and speed to deliver voice and data services. These next generation wireless networks require new equipment based on more advanced RF semiconductor technology. In broadband cable networks, operators have begun to upgrade their network infrastructure to support high-speed data services, a broad selection of digital television channels and voice telephony services. To support these enhanced services, cable network operators are upgrading their network infrastructure with equipment that utilizes high frequency RF technologies.

        Original equipment manufacturers ("OEMs") must develop systems to meet the requirements of communications service providers. In meeting these challenges, OEMs face significant market and product performance pressures including cost reduction, higher performance, greater reliability and shorter time to market. OEMs are adopting new approaches in designing systems to deliver the performance and feature improvements that service providers require. In a typical communications system, the principal functional blocks are the RF subsystem, which receives, amplifies and transmits signals, the signal processor, which encodes and decodes digitized signals, and the antenna. Since the RF subsystem receives the signal, interfaces with the signal processor, and amplifies and transmits the signal, a system's performance and signal quality are significantly affected by the RF subsystem. Some OEMs do not have the internal resources to address every aspect of a system's RF performance. To lower their production costs and shorten product development cycles, OEMs are seeking innovative RF components from third-party suppliers.

        Many RF component suppliers have made significant investments in their own wafer fabrication facilities ("fabs") which are typically based on a single process technology. A process technology is a method of manufacturing semiconductor devices and circuits using a given wafer material. As a result, RF component suppliers with wafer fabs generally focus most of their attention on developing products using their own process technology even if another process may be more appropriate for a given application. To adopt one of these other process technologies, these component suppliers would have to migrate their current facility to the other technologies, make significant capital investments in new wafer fabrication equipment or would have to develop relationships with merchant wafer fabs. Because all of these steps are expensive and time consuming, most RF component suppliers resist changing process technologies. As a result, many of these component suppliers do not offer the broadest range of products or may offer sub-optimal products for certain applications.

        We believe that there is a substantial market opportunity for a third-party supplier of high performance RF components who can meet the needs for flexibility, performance and value required by OEMs.

Radio Frequency Identification (RFID).

        Radio frequency identification, or RFID, is a generic term for technologies that use radio waves to automatically identify individual items. There are several methods of identifying objects using RFID, but the most common is to store a serial number that identifies a product, and perhaps other information, on a microchip that is attached to an antenna (the chip and the antenna together are called an RFID transponder or an RFID tag). The antenna enables the chip to transmit the identification information to a reader. The reader converts the radio waves returned from the RFID tag into a form that can then be passed on to computers that can make use of it.

        The system consists of a tag, which is made up of a microchip with a coiled antenna, and an interrogator or reader with an antenna. The reader sends out electromagnetic waves that form a magnetic field when they "couple" with the antenna on the RFID tag. A passive RFID tag draws power from this magnetic field and uses it to power the microchip's circuits. The chip then modulates the waves that the tag sends back to the reader and the reader converts the new waves into digital data.

        Profitable and effective commercial RFID systems have been in operation for over a decade. The current market is driven by traditional applications such as security/access control, automobile immobilization, toll collection, and transportation. Many applications are still in the early adopters phase including pallet tracking, point of sale commerce, baggage handling. There are notable obstacles to overcome before explosive growth can be seen including but not limited to: industry and application standards, cost, end user education, frequency regulations, power restrictions, the weakness of indirect channel support and the highly fragmented competitive environment.

        In addition to a high number of trial applications, there have also been many real implementations across several industries. For example, numerous libraries, labs, hospitals, warehouses, retailers, commercial laundries, and automobile manufacturers implemented RFID for applications such as item, material and asset management. This penetration into vertical industries occurs as a growing number of systems integrators and software companies who serve these industries continue to form relationships with RFID vendors. RFID hardware manufactures are also welcoming solutions providers who specialize in warehouse management, logistics services, asset management, and industrial automation into their partner programs.

        Going forward, the supply chain will begin to drive the RFID market. For example, Wal-Mart Stores Inc. (NYSE: WMT), Gillette Co (NYSE: G) and the United States Department of Defense mandates for their respective suppliers to deliver product RFID tagged at the case and pallet level have helped spur the industry to move beyond experimentation to implementation. We believe that the Realization of the Transportation Recall Enhancement, Accountability, and Documentation ("TREAD") Act mandated by the United States Congress in 2000 will also create a significant opportunity for RFID readers. The next level in the supply chain will be item level tagging leading to the need for a high volume of shelf readers so that real time inventory tracking and shrinkage reduction can be put into place. In our view, the natural evolution for RFID will be into cell phones and other portable devices for point of sale applications.

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

        The knowledge and skills required to design and to manufacture RF semiconductors, components and integrated modules are unique and can take many years to develop. Manufacturers seek companies with the technical skills and engineering resources to design, manufacture and integrate RF semiconductors and the other advanced products required by current and future generations of wireless and cable communications equipment.

The WJ Communications Solution

        With the ability to design and manufacture RF semiconductors, components, and higher level RF modules, and interface these assemblies with other network elements, we enable both current and next generation wireless and broadband cable networks, defense and homeland security systems and RFID systems worldwide. Our core technology lies within our advanced RF semiconductor designs.

        Our RF expertise covers a broad range of frequencies used in advanced communications networks today. The WJ Communications solution is comprised of the following key elements:

  •
  RF Design Expertise. We have been designing RF and microwave products for more than 40 years and have developed significant RF design expertise. Our team of 69 highly qualified and talented engineering and technical employees is capable of applying this expertise to a variety of semiconductor products. These products are optimized to achieve high performance with minimum cost.

  •
  Advanced Device Technology. We have substantial expertise in designing and manufacturing highly linear semiconductor products that amplify and transform signals with minimal distortion and interference. We believe that our devices are more efficient, consume less power and produce less heat than competitive products, and, consequently, enable RF systems to achieve optimal performance.

  •
  Manufacturability. Our ability to rapidly convert new technologies and designs into completed RF semiconductors, integrated assemblies, and highly functional components products results from our flexible manufacturing operations and our manufacturing engineering expertise.

Business Strategy

        Our objective is to be the leading supplier of innovative RF semiconductor products. To meet this goal, we intend to:

  •
  Leverage Our Technology Leadership and Our Design and Integration Expertise to Grow with Growing Markets. We intend to target multiple growth markets such as RFID and defense and homeland security and expand our addressable market opportunities in wireless communications and broadband cable. We believe that as data throughput requirements expand in wireless networks the ability to solve the RF challenges becomes increasingly important and the market for RF products will grow accordingly. We intend to apply our RF design expertise to develop additional leading-edge products in each of the rapidly growing areas of the communications markets, focusing on the markets for RF semiconductors, modules and components. Due to the commonality of the RF challenge in broadband cable and wireless communications networks, we have the flexibility to allocate our design and engineering resources to any or all of these markets and intend to use this flexibility to take advantage of market opportunities as they arise.

  •
  Maintain and Develop Strong Collaborative Customer Relationships with Industry Leaders. We believe our reputation for product quality, technical performance, customer responsiveness, on-time delivery and cost competitiveness will help us to continue to maintain and develop a loyal customer base. We collaborate with many of our customers to design and develop new products for them as they develop new products. We plan to maintain our current, and develop new, customer relationships with industry leaders within wireless and cable communications markets.

  •
  Leverage the Fabless Semiconductor Model. We are an ISO 9001 (revision 2000) certified manufacturer. We intend to extend our manufacturing capabilities to meet our customers' demand by transitioning to an outsourced business model. During 2002, we began to design and manufacture semiconductors utilizing other manufacturing technologies at third-party foundries. We believe that this approach is required in order to continue to offer competitive products and expect that a greater number of our future products will be developed in this fashion. In 2003, we began to transition to a fully outsourced business model which we expect to complete in the first half of 2004. We believe that this manufacturing strategy offers considerable other business advantages such as allowing us to focus our resources on product development and marketing, minimizing capital expenditures, reducing operating expenses, obtaining competitive pricing, reducing time to market, reducing technology and product risks and facilitating the migration of our products to new process technologies, which reduce costs and optimize performance. However, there are also significant business risks associated with our dependence upon third parties for our manufacturing needs and there can be no assurance that our outsourcing strategy will be a success. We do not expect to make significant investments in new manufacturing.

  •
  Acquire and Develop New Technologies. We intend to continue to augment our existing technology base and design capabilities by acquiring complementary technologies, design capabilities, manufacturing processes and product offerings for broadband cable applications. In addition, we intend to continue to focus our research and development efforts on emerging communications and RF technologies.

Products and Technology

        We are committed to being a leader and innovator in the RF semiconductor market and believe that we are positioned to provide a broad portfolio of RF technology solutions. Our semiconductor products are comprised primarily of amplifiers, mixers, transistors and multi-chip modules ("MCMs") that enable current and next generation wireless and wireline communications networks. Our MCMs integrate multiple RF semiconductors, process technologies and functions in a single package allowing us to significantly reduce cost, power consumption and circuit board space. Our ability to design our semiconductors in multiple process technologies enables us to address a variety of end-markets and applications.

        The following table summarizes the sales from our significant product lines:

	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
Semiconductor	$20,246	$19,214	$19,757
Wireless	6,307	14,697	32,460
Fiber optic	12	6,245	10,003

Total	$26,565	$40,156	$62,220

        In the second quarter of 2003 we sold our Thin-Film product line to M/A-COM, a unit of Tyco Electronics. Our Thin- Film product line contributed approximately $855,000, $3.2 million and $3.6 million to our semiconductor sales in 2003, 2002 and 2001, respectively.

Semiconductor Products and Process Technologies

        Our semiconductor products include a broad array of high performance semiconductors that we manufacture for our own use as well as for sale to others. The primary markets for our semiconductor products are the wireless and broadband cable infrastructure markets.

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

        We have expertise in designing and manufacturing RF components in multiple process technologies. Some of these processes have been built in our own manufacturing operations and in other cases we have our products manufactured for us by an outside foundry. The processes we are currently designing for or evaluating include:

  •
  Gallium arsenide metal semiconductor field effect transistor (GaAs MESFET),

  •
  Gallium arsenide heterostructure field effect transistor (GaAs HFET),

  •
  Silicon-germanium heterostructure bipolar transistor (SiGe HBT),

  •
  Indium gallium phosphide heterojunction bipolar transistor (InGaP HBT),

  •
  Gallium arsenide pseudomorphic high electron mobility transistor (GaAs pHEMT),

  •
  Silicon bipolar junction transistor (Si BJT),

  •
  Silicon complementary metal oxide semiconductor transistor (CMOS),

  •
  Integrated combination of silicon bipolar transistor and complementary metal oxide semiconductor transistor (Si BiCMOS),

  •
  Integrated combination of silicon-germanium heterostructure bipolar transistor and complementary metal oxide semiconductor (SiGe BiCMOS),

  •
  Laterally diffused complementary metal oxide semiconductor transistor (LDMOS), and

  •
  Silicon-on-insulator (SOI).

RFID Reader Products

        Our semiconductor products include our RFID reader products. During 2003 we formed a strategic partnership with Alien Technology to utilize our core RF design expertise and RF semiconductor integration IP to address the market's need for low cost RFID readers capable of working in real world environments. In September 2003, we introduced an Auto-ID Center Class 1 EPC compliant reader operating in the 900MHz ISM band achieving significant improvement in reader performance with a substantial reduction in cost and form factor. By the end of 2003 we began production deliveries of this product and have completed development on a Class 1 EPC compliant reader operating in the worldwide 2.4GHz band. Production deliveries of the 2.4GHz unit will begin in the first quarter of 2004.

Wireless Communications Integrated Assembly Products

        Our wireless assembly products are primarily used in wireless infrastructure equipment, such as cellular base stations, which provide a combination of voice and data services to mobile users. These products include base station RF front ends, diagnostic and support equipment and repeaters. Base station

RF front ends consist of filters and frequency converters, and are used in virtually every communications system to translate signals from one frequency to another.

        These products have reached the end of their product life cycle and will not be a significant factor in our long term business. Aside from potential and infrequent "life time buys," our focus will predominantly be repair and maintenance of the existing product base.

Customers

        We sell our products principally to original equipment manufacturers, including their manufacturing subcontractors. We believe that we have strong relationships with market leaders in all of our target markets. A sample of our revenue-producing customers include:

Alcatel Alien Technology Andrew Corporation Broadband Innovations, Inc. China Kejian Co., Ltd. Ericsson	Huawei Technologies LG Electronics, Inc. Lucent Technologies, Inc. Motorola Nokia Networks Nortel Networks	Powerwave Technologies REMEC Richardson Electronics Ltd. Samsung Electronics Co. Ltd. Scientific-Atlanta Inc. Siemens

        We depend on a limited number of key customers for a majority of our sales. In 2003, Richardson Electronics and Lucent Technologies each accounted for more than 10% of our sales and in aggregate accounted for approximately 70% of our sales. In 2002, Richardson Electronics Nortel Networks and Lucent Technologies each accounted for more than 10% of our sales and in aggregate accounted for 62% of our sales. In 2001, Richardson Electronics, Marconi Communications, Nortel Networks and Lucent Technologies each accounted for more than 10% of our sales and in aggregate accounted for 71% of our sales. We expect that our key customers will continue to account for a substantial portion of our sales in 2004 and in the foreseeable future. These customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty, and currently do not have agreements with any of our key customers that contain long-term commitments to purchase specified volumes of our products.

Sales, Marketing and Customer Support

  •
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

  •
  Distributor In June 2002, we entered into a sole worldwide distributorship agreement with Richardson Electronics, Ltd., a global provider of engineered solutions, to resell our RF semiconductor products through catalog, e-commerce and direct channels. This agreement expanded our previous relationship and includes provisions for joint marketing and promotional activities.

  •
  Manufacturer Sales Representatives Our worldwide network of twenty independent manufacturer sales representatives is responsible for assisting our direct sales force in calling on potential customers as well as maintaining relationships with non-major accounts.

  •
  Applications Engineering Our products are highly technical and our customers frequently consult with us to select a component for a given application, determine product performance under specified conditions unique to their system, or test a product for new applications. To meet the needs of our customers, we provide support in all stages of the sales process, from concept definition and product selection to post-sale support. These services are provided by our applications engineering organization, which works closely with our sales organization in all pre-and post-sale activities. We intend to continue to invest in expanding our applications engineering organization to assist our customers.

  •
  International Sales Our sales outside the United States were 32%, 34% and 42% of our total sales in 2003, 2002 and 2001, respectively. For more detailed disclosure on our foreign sales, see Note 12 to the consolidated financial statements included elsewhere in this Form 10-K.

Manufacturing

        Our facility in Milpitas, California produces some of our gallium arsenide semiconductor products and produced our thin-film products until our second quarter of 2003. Considerable manufacturing capacity exists for gallium arsenide semiconductor. Our gallium arsenide products are packaged in Singapore, The Philippines, Malaysia, Taiwan and France at vendor facilities.

        During 2002, we began to design and manufacture semiconductors utilizing other manufacturing technologies at third-party foundries. We believe that this approach is required in order to continue to offer competitive products and expect that a greater number of our future products will be developed in this fashion. In 2003, we began to transition to a fully outsourced business model which we expect to complete in the first half of 2004. We believe that this business strategy offers considerable advantages such as allowing us to focus our resources on product development and marketing, minimizing capital expenditures, reducing operating expenses, allowing us to continue to offer competitive pricing, reducing time to market, reducing technology and product risks and facilitating the migration of our products to new process technologies, which reduce costs and optimize performance. However, there are also significant business risks associated with our dependence upon third parties for our manufacturing needs and there can be no assurance that our outsourcing strategy will be a success.

        Our San Jose, California facility produces our wireless communications and RFID products. We contract with external surface mount manufacturers for high volume manufacturing, using both turnkey and consignment material arrangements with these surface mount contract manufacturers depending on the characteristics of the assembly. We have used a number of capable surface mount manufacturers. Once the surface mount assembly operations are completed, the products are shipped to our facilities for testing and final configuration.

        We depend on single or limited source suppliers for the components and materials used in many of our products, including our gallium arsenide wafers, packaging, electronic components and antennas. Although we rely on limited or sole source suppliers for other components and materials, there are typically alternative sources of supply available for them. If in the future we face difficulties obtaining these components and materials from any of our limited or sole source suppliers, we may face a delay in the shipment of products which are manufactured using these components and materials while we identify and qualify an alternative source of supply if available. As a result of these delays, we may fail to satisfy customer orders and our sales may decline while we look for a suitable alternative supplier.

        We are committed to quality of the management systems governing the manufacture of our products and our systems are ISO 9001 (revision 2000) certified. The International Organization for Standardization ("ISO") is a network of the national standards institutes of 148 countries including the United States of America. The ISO 9000 family of standards is primarily concerned with "quality management," meaning the systems the organization utilizes to fulfill: the customer's quality requirements, and applicable regulatory requirements, while aiming to enhance customer satisfaction, and achieve continual improvement of its performance in pursuit of these objectives. The ISO 9001:2000 is approved as an American National Standard by the American Society for Quality. Our systems are regularly assessed by independent certifying bodies, through routine quality system audits, for adherence to ISO 9001 standards.

Research and Development

        Our future success depends on our ability to develop new designs, technologies and product enhancements. We have assembled a core team of experienced engineers and technologists to accomplish these objectives. These employees are involved in advancing our core technologies, as well as applying these core technologies to our product development activities in our target markets. We have made, and will continue to make, a substantial investment in research and development activities. Research and development costs, which are expensed when incurred, were approximately $16.8 million, $17.8 million and $17.2 million for the years 2003, 2002 and 2001, respectively.

Intellectual Property

        The protection of our intellectual property is critical to our success. We rely on patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions, to protect our proprietary rights. We believe that one of our competitive strengths is our core competence in engineering, manufacturing and understanding our customers and markets, and we take aggressive steps to protect that knowledge. We have been active in securing patents and entering into non-disclosure and confidentiality agreements to protect our proprietary technologies and know-how resulting from our ongoing research and development.

        We seek patent protection for our unique developments in circuit designs, processes and algorithms. We have 25 United States patents and 10 foreign patents. We currently have several patent applications pending in the United States Patent and Trademark Office including two we filed in 2003. Our existing United States patents will expire between June 2007 and August 2021. We have chosen to pursue foreign patent protection only in selected foreign countries. Our failure to pursue foreign protection in these countries and the fact that patent rights may be unavailable or limited in some foreign countries could make it easier for our competitors to utilize our intellectual property. We cannot assure you that any patent will be issued as a result of our pending applications or any future applications or that, if issued, these patents will be sufficient to protect our technology. In addition, we cannot assure you that any existing or future United States or foreign patents will not be challenged, invalidated or circumvented, or that any patent granted will provide us with adequate protection or any competitive advantages.

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

Employees

        We believe that one of our most important assets is our base of well-trained and experienced employees. As of December 31, 2003, we had 153 employees, consisting of:

  •
  15 executive and administrative employees;

  •
  18 sales and marketing employees;

  •
  51 manufacturing, facilities and operations employees; and

  •
  69 engineering and technical employees.

        We will reduce our workforce by approximately 10% upon completion of our plan to outsource our semiconductor manufacturing in the first half of 2004. As such, we have accrued approximately $253,000 for employee severance (see Note 10 to the consolidated financial statements included elsewhere in this Form 10-K). Our employees have an average of over five years tenure with us. Many of our engineering and technical staff have been with us for even longer. We believe that many of our engineers, as a result of their tenure and their defense electronics background, are among the most experienced high frequency engineers in the United States. None of our employees are covered by collective bargaining agreement or represented by labor unions, and we have never experienced a work stoppage. We believe our employee relations are good.

Backlog

        Our backlog is comprised of standard purchase orders and annual contracts for the delivery of products. For our annual contracts, our major customers provide us with rolling sales forecasts on at least a monthly basis. These forecasts are subject to changes, including changes as a result of changes in market conditions, and could fluctuate significantly from quarter to quarter. Due to industry practice which allows customers to cancel or change orders with limited advance notice prior to shipment, we believe that backlog is not a reliable indicator of future revenue levels.

Competition

        The markets for our products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. We compete primarily on the basis of product performance and design, reliability, quality, level of integration, delivery, price, customer support, reputation and the availability and breadth of product offerings. In each of the markets we serve, we compete primarily with other suppliers of high performance RF components. We also compete with current and potential communications equipment manufacturers who manufacture RF components internally such as Ericsson, Lucent, Motorola and Nortel Networks. We expect increased competition from existing competitors and from a number of companies that may enter the RF component market, as well as future competition from companies that may offer new or emerging technologies. Some of our competitors are large public companies that have significantly greater financial, technical, marketing and other resources than us. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products. Furthermore, those of our competitors that have large market capitalization or cash reserves may be better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. In addition, competitors may develop technologies that more effectively address our markets with products that offer enhanced features, lower power requirements or lower cost. Increased competition could result in pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations.

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

We have experienced substantial declines in sales and increases in operating losses and we anticipate additional future losses.

        Our sales for 2003, 2002 and 2001 were $26.6 million, $40.2 million and $62.2 million, respectively. This significant decrease in sales was due primarily to sharply reduced end-customer demand in many of the communications end-markets which our products address. We incurred operating losses of $16.7 million, $52.5 million, $38.0 million in 2003, 2002 and 2001, respectively.

        We expect that current reduced end-customer demand will, and other factors could, continue to adversely affect our operating results in the near term and we anticipate incurring additional losses in the future. Other factors could include, but are not limited to:

  •
  production overcapacity in the industry which could cause us to have to reduce the price of our products adversely affecting our sales and margins;

  •
  rescheduling, reduction or cancellation of significant customer orders which could cause us to lose sales that we had anticipated;

  •
  any loss of a key customer;

  •
  the ability of our customers to manage their inventories which if not properly managed could cause our customers to reschedule, reduce or cancel significant orders or return our products; and

  •
  political and economic instability in, foreign conflicts involving or the impact of regional and global infectious illnesses (such as the SARS outbreak) on the countries of our vendors, manufacturers, subcontractors and customers.

        In order to return to profitability, we must achieve substantial revenue growth and we currently face an environment of uncertain demand in the markets our products address. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

We operate in the highly cyclical semiconductor industry which has experienced significant fluctuations in demand.

        The semiconductor industry is highly cyclical and has historically experienced significant fluctuations in demand for products. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns have been characterized by diminished product demand of end-customers, production overcapacity, high inventory levels and accelerated erosion of average selling prices. We have experienced these conditions in our business in the past and may experience such downturns in the future. The most recent downturn, which began in the fourth quarter of 2000, has been severe and prolonged, and it is uncertain when any significant recovery will occur. Future downturns in the semiconductor industry may also be severe and prolonged. Future downturns in the semiconductor industry, or any failure of the industry to recover fully from its recent downturn, could seriously impact our revenues and harm our business, financial condition and results of operations.

        During the 1990s and continuing into 2000, the semiconductor industry enjoyed unprecedented growth, benefiting from the rapid expansion of the internet and other computing and communications technologies. During 2001, we—like many of our customers and competitors—were adversely affected by a general economic slowdown and an abrupt decline in demand for products. The terrorist attacks of September 11, 2001 also further depressed economic activity and demand for products. The impact of slowing demand has been compounded by higher than normal levels of product inventories among our customers, resulting in increasing pricing pressure. We expect that factors including, but not limited to, specific market conditions, general economic conditions, economic uncertainty and downturns relating to the threat or actual occurrence of armed international conflict or terrorist attacks, reduced end-customer demand for products, underutilization of our manufacturing capacity and changes in our revenue mix could materially and adversely impact our operating results in the near term.

We depend on Richardson Electronics, Ltd. for distribution of our RF semiconductor products and the loss of this relationship could materially reduce our sales.

        Richardson Electronics, Ltd. is the sole worldwide distributor of our complete line of RF semiconductor products. This sole distributor is our largest semiconductor customer and our sales to Richardson Electronics, Ltd. represent 61% of our semiconductor sales for 2003 and 51% and 35% in 2002 and 2001, respectively. We cannot assure you that this exclusive relationship will improve sales of our semiconductor products or that it is the most effective method of distribution. If this sole distributor fails to successfully market and sell our products, our semiconductor sales could materially decline. Our agreement with this distributor does not require it to purchase our products and is terminable at any time. If this distribution relationship is discontinued, our RF semiconductor sales could materially decline.

We depend upon a small number of customers that account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a reduction of sales.

        We depend on a small number of customers for a majority of our sales. We currently have two customers, Richardson Electronics, Ltd. and Lucent Technologies, which each accounted for more than 10% of our sales and in aggregate accounted for 70% of our sales for the year ended December 31, 2003. Sales to Richardson Electronics accounted for 47% of our sales for 2003 and 24% and 11% in 2002 and 2001, respectively. Sales to Lucent Technologies accounted for 23% of our sales for the year ended December 31, 2003 and 25% and 31% in 2002 and 2001, respectively, including sales to their manufacturing subcontractors. In addition, most of our sales result from purchase orders or from contracts that can be cancelled on short-term notice. Moreover, it is possible that our customers may develop their own products internally or purchase products from our competitors. We expect that our key customers will continue to account for a substantial portion of our revenue in 2004. The loss of or a reduction in orders from a significant customer for any reason could cause our sales to decrease.

The new markets we are targeting may not grow as forecast and we may not be a successful participant in those markets.

        Our growth strategy is based in part on our success in penetrating new markets, including the RFID and defense and homeland security markets. These markets currently are not a material source of revenue for us, and we cannot assure you that our new products will succeed.

        In addition to the risks generally associated with new product development and introduction, these products are subject to the particular risks described below.

        The growth of the RFID market will depend on, among other things, the ability of suppliers to meet size, portability, cost and power consumption objectives, the ability of industry participants to agree on appropriate technology standards and the willingness of end users to invest in the required equipment and information systems. Even if the market does grow as forecasted, our ability to successfully participate in the RFID market will depend upon, among other things, our timely development and marketing of appropriate products, attracting the most advantageous industry partnerships, securing any necessary additional intellectual property and forming customer relationships.

        The success of our products for the defense and homeland security markets will require, among other things, that our products conform to the enhanced specifications often associated with products for this sector, and that we develop relationships with a category of customers with which we have not had extensive dealings in recent years. Our results in this sector may also be affected by changes in government funding levels and by contract provisions that may give customers the right to terminate contracts for convenience.

Third party intellectual property claims could harm our business.

        As is typical in the semiconductor industry, we from time to time receive communications from third parties alleging infringement of patent and other intellectual property rights. For example, we are currently engaged in correspondence with a competitor over an alleged patent infringement claim relating to certain of our products. We believe the asserted claim is without merit and do not believe that the claim will have a material impact on our business. We intend to vigorously protect our proprietary intellectual property rights with respect to all of our products. However, we cannot assure you that this claim, or other such claims that may arise in the future, can be amicably disposed of, and it is possible that litigation could ensue. Litigation could result in substantial costs to us and diversion of our resources. If we fail to obtain a necessary license or if we do not prevail in patent or other intellectual property litigation, we could be required to discontinue using certain technologies, to seek to develop non-infringing technologies, which may not be feasible, and to pay monetary damages, any of which could harm our business.

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

        Our quarterly revenues and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet our publicly stated guidance or the expectations of securities analysts or investors, our stock price may decline. For example, in late 2002 and early 2003, we publicly announced revised lowered expectations of financial results for certain periods. Subsequent to such announcements, the trading price of our common stock declined significantly. Factors that can contribute to fluctuations in our operating results include:

  •
  the rescheduling, reduction or cancellation of significant customer orders;

  •
  the ability of our customers to manage their inventories;

  •
  our gain or loss of a key customer;

  •
  changes in the volume of our product sales and pricing concessions on volume sales;

  •
  the qualification, availability and pricing of competing products and technologies and the resulting effect on sales and pricing of our products;

  •
  the timing and success of the introduction of new products and technologies by us and our competitors, and the acceptance of our new products by our customers;

  •
  the timing of customer-industry qualification and certification of our products and the risks of non-qualification or non-certification;

  •
  the rate of which our present and future customers and end users adopt our technologies in our target markets;

  •
  fluctuations in the manufacturing yields of our fabrication facilities or of any third-party semiconductor foundries we outsource to and other problems or delays in the fabrication, assembly, testing or delivery of our products;

  •
  changes in manufacturing capacity and the utilization of this capacity;

  •
  the availability and pricing of third-party semiconductor foundry and assembly and test capacity and raw materials;

  •
  cost and expense of outsourcing our semiconductor manufacturing;

  •
  changes in our product mix or customer mix;

  •
  the level of orders received that we can ship in a fiscal quarter;

  •
  recognition of non-recurring revenue generated from life-time buys of discontinued products or settlements of contract cancellations for orders containing inventory protection clauses;

  •
  the quality of our products and any remediation costs;

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

  •
  our ability to sublease the excess space we abandoned in our leased facilities; and

  •
  the impact of natural disasters, international conflicts and acts of terrorism, regional and global infectious illnesses (such as the SARS outbreak) and other events beyond our control on economic and market conditions.

        Due to the factors discussed above, you should not rely on quarter-to-quarter comparisons of our operating results as indicators of our future performance.

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

        As we transition to a complete outsourcing business model, we will obtain an increasing portion of our wafer requirements from outside wafer fabrication facilities, known as foundries. There are significant risks associated with our reliance on third-party foundries, including:

  •
  the ability of the outsourced foundries to complete the transfer of our semiconductor production processes;

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

If we are unable to respond to the rapid technological changes taking place in our industry, our existing products could become obsolete and we could face difficulties making future sales, or as a result of rights to return, our revenues could be reduced.

        The markets in which we compete are characterized by rapidly changing technologies, evolving industry standards and frequent improvements in products and services. If the technologies supported by our products become obsolete or fail to gain widespread acceptance, as a result of a change in industry standards or otherwise, we could face difficulties making future sales.

        We must continue to make significant investments in research and development to seek to develop product enhancements, new designs and technologies on a cost effective basis. If we are unable to develop and/or gain access to and introduce new products or enhancements in a timely and cost effective manner in response to changing market conditions or customer requirements, or if our new products do not achieve market acceptance, our sales could decline. Additionally, initial lower margins are typically experienced with new products under development.

        Our sole distributor has certain rights to return unsold inventory. We recognize revenue upon shipment of our products, although we establish reserves for estimated returns. There could be substantial product returns for a variety of reasons outside of our control. If our reserves are insufficient to account for these returns or if we are unable to resell these products on a timely basis at similar prices, our revenues may be reduced. Because the market for our products is rapidly evolving, we may not be able to resell returned products at attractive prices or at all.

Our existing and potential customers operate in an intensely competitive environment and our success will depend on the success of our customers.

        The companies in our target markets face an extremely competitive environment. Some of the products we design and sell are customized to work with specific customers' systems. If the companies with whom we establish business relations are not successful in building their systems, promoting their products, including new revenue-generating services, receiving requisite approvals and accomplishing the many other requirements for the success of their businesses, our growth will be limited. Furthermore, our customers may have difficulty obtaining parts from other suppliers causing these customers to cancel or delay orders for our products. In addition, we have limited ability to foresee the competitive success of our customers and to plan accordingly.

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

        Throughout the last three years, the demand for telecom equipment has been very soft. This weakness in demand is currently projected to continue in the 2004 and potentially beyond based on customer forecasts for the purchase of our products. If the markets for our products in broadband cable or wireless communications decline, fail to grow, or grow more slowly than we anticipate, the use of our products may be reduced and our sales could suffer.

If we or our outsourced manufacturers fail to accurately forecast component and material requirements, we could incur additional costs or experience product delays.

        We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary products and/or components and materials. Lead times for components and materials that we, or our outsourced manufacturers, order can vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. To the extent that we rely on outsourced manufacturers, many of these factors will be outside of our direct managerial control. For substantial increases in production levels, our outsourced manufacturers and some suppliers may need six months or more lead time. As a result, we may be required to make financial commitments in the form of purchase commitments. We lack visibility into the finished goods inventories of our customers and the end-users. This lack of visibility impacts our ability to accurately forecast our requirements. If we overestimate our component, material and outsourced manufactured requirements, we may have excess inventory, which would increase our costs. An additional risk for potential excess inventory results from our volume purchase commitments with certain material suppliers, which can only be reduced in certain circumstances. Additionally, if we underestimate our component, material, and outsourced manufactured requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our sales and profitability. We have incurred, and may in the future incur, charges related to excess and obsolete inventory. These charges amounted to $251,000 and $212,000 in 2003 and 2002, respectively. While these charges may be partially offset by subsequent sales of previously written-down inventory, there can be no assurance that any such sales will be significant. As we broaden our product lines we must outsource the manufacturing of or purchase a wider variety of components. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility of customer acceptance and potential competition. Both of these factors will contribute a higher level of inventory risk in our near future.

We depend on outsourced manufacturers and on single or limited source suppliers for some of the key components and materials in our products, which makes us susceptible to shortages or price fluctuations that could adversely affect our operating results.

        We typically purchase our components and materials through purchase orders, and we have no guaranteed supply arrangements with any of our suppliers. We currently purchase several key components and materials used in our products from single or limited source suppliers. In the event one of our sole source suppliers or outsourced manufacturers are unable to deliver us products or unwilling to sell us material components this could have a significant adverse effect on our operations. Additionally, we or our outsourced manufacturers may fail to obtain required products and components in a timely manner in the future. We may also experience difficulty identifying alternative sources of supply for the components used in our products or products we obtain through outsourcing. We would experience delays if we were required to test and evaluate products of potential alternative suppliers or products we obtain through outsourcing. Furthermore, financial or other difficulties faced by our outsourced manufacturers, or suppliers or significant changes in demand for the components or materials they use in the products and/or supply to us could limit the availability of those products, components or materials to us.

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

        Products as complex as ours frequently contain undetected errors or defects, especially when first introduced or when new versions are released. The occurrence of errors could result in product returns from and reduced product shipments to our customers. In addition, any failure by our products to properly perform could result in claims against us by our customers. Such failure also could result in the loss of or delay in market acceptance of our products or harm our reputation. Due to the recent introduction of some of our products, we have limited experience with the problems that could arise with these products. If problems occur or become significant, it could result in a reduction in our revenues and increased costs related to inventory write-offs, warranty claims and other expenses which could have a material and adverse affect on our financial condition.

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

Due to our utilization of foreign vendors, manufacturers and subcontractors, we are subject to international operational, financial and political risks.

        We expect to continue to rely on vendors, manufacturers and subcontractors located in Singapore, The Philippines, Malaysia, Taiwan and France. Additionally, we utilize vendors located in such countries in our semiconductor business to provide Gallium Arsenide ("GaAs") wafers as raw material in our semiconductor fabrication, to fabricate certain products and to package the majority of our semiconductor die in plastic or ceramic. Accordingly, we will be subject to risks and challenges such as:

  •
  compliance with a wide variety of foreign laws and regulations:

  •
  changes in laws and regulations relating to the import or export of semiconductor products;

  •
  legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;

  •
  political and economic instability in, foreign conflicts involving or the impact of regional and global infectious illnesses (such as the SARS outbreak) on the countries of these vendors, manufacturers and subcontractors causing delays in our ability to obtain our product;

  •
  reduced protection for intellectual property rights in some countries; and

  •
  fluctuations in freight rates and transportation disruptions.

        Political and economic instability and changes in governmental regulations in these areas as well as the United States could affect the ability of our overseas vendors to supply materials or services. Any interruption or delay in the supply of our required components, products, materials or services, or our inability to obtain these components, materials, products or services from alternate sources at acceptable prices and within a reasonable amount of time, could impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

We face intense competition, and, if we do not compete effectively in our markets, we will lose sales and have lower margins.

        The semiconductor industry is intensely competitive in each of the markets we serve and is characterized by:

  •
  rapidly changing technology;

  •
  swift product obsolescence;

  •
  manufacturing yield problems;

  •
  price erosion; and

  •
  limited supplies of components and materials.

        Our end markets are rapidly evolving and intensely competitive, and we expect competition to intensify further in the future. Many of our current and potential competitors have substantially greater technical, financial, marketing, distribution and other resources than we have. Price competition is intense and the market prices and margins of products frequently decline after competitors begin making similar products. A number of our competitors may have greater name recognition and market acceptance of their products and technologies. Furthermore, our competitors, or the competitors of our customers, may develop new technologies, enhancements of existing products or new products that offer superior price or performance features. These new products or technologies could render obsolete our products or the systems of our customers into which our products are integrated. If we fail to successfully compete in our markets our business and operating results would be materially and adversely affected.

We may pursue acquisitions and investments in new businesses, products or technologies that involve numerous risks, including the use of cash and diversion of management's attention.

        In the future, we may make acquisitions of and investments in new businesses, products and technologies or we may acquire operations that expand our manufacturing capabilities. If we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. As a result of the rapid pace of technological change, we may misgauge the long-term potential of the acquired business or technology or the acquisition may not be complementary to our existing business. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management's attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could affect our profitability.

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

If we fail to comply with environmental regulations we could be subject to substantial fines, we could be required to suspend production, alter manufacturing processes or cease operations.

        Two of our former production facilities at Scotts Valley and Palo Alto have significant environmental liabilities for which we have entered into and funded fixed price remediation agreements and obtained cost-overrun and unknown pollution insurance coverage.

        The Scotts Valley site is a federal Superfund site. Chlorinated solvent and other contamination was identified at the site in the early 1980s, and by the late 1980s we had installed a groundwater extraction and treatment system. In 1991, we entered into a consent decree with the United States Environmental Protection Agency providing for remediation of the site. In July 1999, we signed a remediation agreement with an environmental consulting firm, ARCADIS Geraghty & Miller. Pursuant to this remediation agreement, we paid approximately $3.0 million in exchange for which ARCADIS agreed to perform the work necessary to assure satisfactory completion of our obligations under the consent decree. The agreement also contains a cost overrun guaranty from ARCADIS up to a total project cost of $15.0 million. In addition, the agreement included procurement of a ten-year, claims-made insurance policy to cover overruns of up to $10.0 million from American International Specialty, along with a ten-year, claims made $10-million policy to cover various unknown pollution conditions at the site.

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

        We cannot assure you that this insurance will be sufficient to cover all liabilities related to these two sites. In addition, we are subject to a variety of federal, state and local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products. In the past, we have been subject to periodic environmental reviews and audits, which have resulted in minor fines. If we fail to comply with these regulations, substantial fines could be imposed on us, and we could be required to suspend production, alter manufacturing processes or cease operations any of which could have a material negative effect on our sales, income and business operations.

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

        We believe that the cash, cash equivalents and investments on hand, the cash we expect to generate from operations and borrowings under our line of credit will be sufficient to meet our liquidity and capital spending requirements for at least the next twelve months. However, it is possible that we may need to raise additional funds to fund our activities during and/or beyond that time. We could raise these funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we many not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

        It is possible that our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

  •
  whether we operate on a positive cash flow basis;

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

        We sell a significant portion of our product to customers outside of the United States. Sales to customers outside of the United States accounted for approximately 32%, 34% and 42% of our sales in 2003, 2002, and 2001, respectively. We expect that sales to customers outside of the United States will continue to account for a significant portion of our sales. Although all of our foreign sales are denominated in U.S. dollars, such sales are subject to certain risks, including, among others, changes in regulatory requirements, the imposition of tariffs and other trade barriers, the existence of political, legal and economic instability in foreign markets, language and cultural barriers, seasonal reductions in business activities, our ability to receive timely payment and collect our accounts receivable, currency fluctuations, and potentially adverse tax consequences, which could adversely affect our business and financial results.

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

You may be unable to recover damages from Arthur Andersen LLP in the event financial information audited by Arthur Andersen LLP included or incorporatedin this Annual Report on Form 10-K and any of our other public filings is determined to contain false statements.

        This Annual Report on Form 10-K, which includes the report of Arthur Andersen on our consolidated statements of operations, shareholders' investment and cash flows for the year ended December 31, 2001 is incorporated by reference into our previously filed Registration Statements, File Nos. 333-52408, 333-66244 on Form S-8 and 333-110111 on form S-3 (collectively, the "Registration Statements"). After reasonable efforts, we have been unable to obtain Arthur Andersen's consent to incorporate by reference into the Registration Statements its audit report with respect to the financial statements of the Company as of December 31, 2001 and the three years then ended. Under these circumstances, Rule 437(a) under the Securities Act of 1933, as amended, permits us to file this Form 10-K without such consent from Arthur Andersen. However, as a result, the absence of such consent may limit recovery by investors on certain claims, including the inability of investors to assert claims against Arthur Andersen under Section 11 of the Securities Act of 1933, as amended, for any untrue statements of a material fact contained, or any omissions to state a material fact required to be stated, in those audited financial statements. In addition, the ability of Arthur Andersen to satisfy any claims (including claims arising from Arthur Andersen's provision of auditing and other services to us) may be limited as a practical matter due to recent events regarding Arthur Andersen.

Sales of substantial amounts of our common stock by Fox Paine and others, could adversely affect the market price of our common stock.

        As of March 26, 2004, Fox Paine was the beneficial owner of 42.5% of our common stock which represents 25.5 million of our approximately 60.0 million outstanding shares of common stock. Sales of substantial amounts of our common stock into the public market by Fox Paine, or perceptions that those sales could occur, could adversely affect the prevailing market price of our common stock.

        In addition to the adverse effect a price decline would have on holders of our common stock, a price decline in our common stock could impede our ability to raise capital through the issuance of additional shares of common stock or other equity or convertible debt securities. A price decline in our common stock below the Nasdaq minimum bid requirements due to substantial sales of our common stock by Fox Paine, could result in our common stock being delisted from the Nasdaq National Market. Delisting could in turn reduce the liquidity of our common stock and inhibit or preclude our ability to raise capital.

        In addition, Fox Paine currently has the right, subject to various conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or for other stockholders. By exercising their registration rights as reflected by this registration statement and selling a large number of shares, these stockholders could cause the price of our common stock to fall. The perception of a large number of shares able to be sold under this registration statement could cause the price of our common stock to fall or preclude our common stock from rising.

        Furthermore, future sales of substantial amounts of common stock by our officers, directors and other stockholders in the public market or otherwise or the awareness that a large number of shares is available for sale, could adversely affect the market price of our common stock. In addition to the adverse effect a price decline would have on holders of our common stock, that decline would impede our ability to raise capital through the issuance of additional shares of common stock or other equity or convertible debt securities.

Since Fox Paine no longer owns a majority of our shares, we are not a "controlled company" which will subject us to additional Nasdaq requirements.

        Pursuant to recently adopted Nasdaq listing rules we were considered a controlled company because Fox Paine owned more than 50% of our common stock and as such we were not required to have a majority of our directors be independent directors. Fox Paine's ownership interest dropped below 50% on January 28, 2004 and as a result, our board of directors will be required to be composed of a majority of independent directors no later than one year after we ceased to be a "controlled company". There can be no assurance that there will be qualified persons available and willing to serve on our board of directors. If our Board is not composed of a majority of independent directors, we could be delisted by NASDAQ. In addition, changes in the composition of our board of directors could result in the following:

  •
  a change in the composition of our board and its committees;

  •
  changes in management;

  •
  a change in strategic direction and/or our policies; and

  •
  a loss of Fox Paine's services to us.

        Any of the foregoing could adversely effect our future operations.

If our common stock ceases to be listed for trading on the Nasdaq National Market, it may harm our stock price and make it more difficult for you to sell your shares.

        Our common stock is listed on the Nasdaq National Market and the bid price for our common stock has been below $1.00 per share during certain periods. The Nasdaq National Market rules for continued listing require, among other things, that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days. During 2003, the per share price of our common stock has traded below the $1.00 per share minimum bid price required to maintain its listing on the Nasdaq National Market. On May 6, 2003, we received a letter from Nasdaq notifying us that the bid price of our common stock did not meet the $1.00 minimum bid price and that we would be given a one hundred and eighty (180) day grace period to regain compliance or face delisting. Nasdaq subsequently notified us on May 30, 2003 that we regained compliance since the closing bid price of our common stock was $1.00 per share or higher for at least ten consecutive trading days during the grace period. Prior to the May 6, 2003 letter, we received a similar letter from Nasdaq on August 16, 2002, notifying us that the bid price of our common stock did not meet the minimum bid price. Following receipt of the August 16, 2002 letter, we were also able to regain compliance within the applicable grace period. Although we have been able to regain compliance in the past, because of the volatility in our common stock price, there can be no assurance that we will be able to maintain compliance in the future. While there are steps we can take to address this situation in the future, including a reverse stock split or share repurchase, we cannot assure you that our stock will maintain such minimum bid price requirement or that we will be able to meet or maintain all of the Nasdaq National Market continued listing requirements in the future. If, in the future, our minimum bid price is again below $1.00 for 30 consecutive trading days, under the current Nasdaq National Market rules we will have a period of 180 days to attain compliance by meeting the minimum bid price requirement for 10 consecutive days during the compliance period.

        If our common stock ceases to be listed for trading on the Nasdaq National Market for failure to meet the minimum bid price requirement, we expect that our common stock would be traded on the NASD's Over-the-Counter Bulletin Board unless Nasdaq grants an additional grace period for transfer to Nasdaq's SmallCap Market, which also has a similar $1.00 minimum bid requirement. In addition, our stock could then potentially be subject to the Securities and Exchange Commission's "penny stock" rules, which place additional disclosure requirements on broker-dealers. These additional disclosure requirements may harm your ability to sell your shares if it causes a decline in the ability or willingness of broker-dealers to sell our common stock. We also expect that the level of trading activity of our common stock would decline if it is no longer listed on the Nasdaq National Market or SmallCap Market. As such, if our common stock ceases to be listed for trading on the Nasdaq National Market or SmallCap Market for any reason, it may harm our stock price, increase the volatility of our stock price and make it more difficult for you to sell your shares of our common stock.

Our stock price and the market for our shares could be adversely affected if our board of directors implements the reverse stock split authorized by our stockholders.

        Our stockholders recently authorized our board of directors to implement a reverse stock split at their discretion in a range of one for two to one for ten. There can be no assumption that our board will exercise its discretion to effect a reverse stock split. However, to the extent our stock price falls and our board exercises its discretion to proceed with a reverse stock split, the principal potential risks include:

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

        As such, our stock price and the market for our shares could be adversely affected if our board should decide to implement the reverse stock split authorized by our stockholders.

Our largest stockholder could have the ability to take action that may adversely affect our business, our stock price and our ability to raise capital.

        As of March 26, 2004, Fox Paine & Company, LLC ("Fox Paine") is the indirect beneficial owner of 42.5% of our outstanding share capital. As a result, Fox Paine has and will continue to have significant influence over the outcome of matters requiring stockholder approval, including the power to:

  •
  elect all of our directors and the directors of our subsidiaries;

  •
  amend our charter or by-laws; and

  •
  agree to or prevent mergers, consolidations or the sale of all or substantially all our assets or our subsidiaries' assets.

        Fox Paine's significant ownership interest could also delay, prevent or cause a change in control relating to us which could adversely affect the market price of our common stock.

        Fox Paine's significant ownership interest could also subject us to a class action lawsuit which could result in substantial costs and divert our management's attention and financial resources from more productive uses. Fox Paine, on September 18, 2002, made a proposal to acquire all of the shares held by unaffiliated stockholders, which was subsequently withdrawn on March 27, 2003. Prior to Fox Paine's withdrawal of such proposal, four lawsuits, three of which were purported class action lawsuits, were filed against us and Fox Paine in connection with such proposal. Among other things, these lawsuits sought an injunction against the consummation of the proposal and an award of unspecified compensatory damages. These lawsuits were voluntarily dismissed after Fox Paine's withdrawal of such proposal without any consideration being required to be paid to the plaintiff's and each party was obligated to bear its own attorney's fees, costs and expenses. We can make no assurance, however, that Fox Paine will not at some point in the future make another proposal regarding us and, if so, what the terms and outcome of such proposal might be. If Fox Paine were in the future to make a proposal involving us then, depending on the terms of such proposal, the resulting transaction could result in litigation which could adversely affect our business or our stock price.

        In addition, Fox Paine receives management fees from us which could influence their decisions regarding us. Under our management agreement with Fox Paine, we are obligated to pay Fox Paine a fee in the amount of 1% of the prior year's income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (losses) of minority investments, calculated without regard to the fee. Due to our loss incurred in 2001, no management fee was paid to Fox Paine for the year ended December 31, 2002. We have not paid Fox Paine a management fee during in 2003. We paid Fox Paine management fees of $122,800 in 2001. We have also agreed to reimburse Fox Paine for its expenses and have reimbursed Fox Paine approximately $6,000, $82,000 and $25,000 in 2003, 2002 and 2001, respectively.

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

Our stock price is highly volatile.

        The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering in August, 2000, through December 31, 2003, our common stock has traded at prices as low as $0.560 and as high as $59.875 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

  •
  shares sold by the selling stockholders;

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

We do not expect to pay any dividends for the foreseeable future.

        Although we had cash, cash equivalents and short-term investments of approximately $60.1 million at December 31, 2003, we do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not invest in our common stock.

Item 2.    PROPERTIES

        We have two leased sites: a building in Milpitas, California with over 35,000 square feet and two buildings in San Jose, California totaling over 124,000 square feet. The San Jose facility consists of two buildings: a larger building of approximately 82,000 square feet and a smaller building of approximately 42,000 square foot. Both buildings are leased for ten years. The larger building has a beginning base monthly rent of $158,340 for the first twelve months, which increases by 4% over each succeeding twelve month period. The smaller building has a beginning base monthly rent of $94,500 for the first twelve months which will also increase by 4% over each succeeding twelve month period.

        In September 2001, we decided to abandon the smaller building at our San Jose facility based on revised anticipated demand for our products and market conditions. As of December 31, 2003, we have signed three tenants to cover approximately 86% of the excess leased space. In September 2002, we decided to abandon a portion of the larger building at our San Jose facility based on revised anticipated demand for our products and market conditions. This excess space is located on the first floor of our current corporate headquarters and originally housed a portion of our optics and integrated assemblies manufacturing operations. We are actively seeking tenants to occupy the excess leased space. We have decided to abandon the Milpitas facility upon completion of our plan to completely outsource our internal wafer fabrication which is expected to occur in the first half of 2004. At that time, we will have a remaining

31 month commitment for this excess space. For further discussion, see Note 10 to the consolidated financial statements included elsewhere in this Form 10-K.

        We believe that our present facilities are in good condition and suitable for our operations. We also believe that we have excess capacity, which more than meets our anticipated requirements for the foreseeable future.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders in the fourth quarter of 2003.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

        Our common stock is listed on the Nasdaq National Market and traded under the symbol "WJCI". The following table sets forth, for the periods indicated the high and low sales prices as reported on the Nasdaq National Market for WJ Communications, Inc. common stock, as adjusted for all stock splits.

	High	Low
First Quarter (through March 31, 2002)	4.300	2.700
Second Quarter (through June 30, 2002)	3.480	1.010
Third Quarter (through September 29, 2002)	1.230	0.650
Fourth Quarter (through December 31, 2002)	1.200	0.840
First Quarter (through March 30, 2003)	1.140	0.580
Second Quarter (through June 29, 2003)	1.240	0.560
Third Quarter (through September 28, 2003)	5.050	0.840
Fourth Quarter (through December 31, 2003)	6.750	3.850

        As of December 31, 2003, there were approximately 108 stockholders of record of our common stock.

Dividend Policy

        We did not pay any dividends in 2003 and 2002. We do not intend to pay cash dividends on our common stock for the foreseeable future. Instead, we intend to retain all earnings for use in the operation and expansion of our business. Our board of directors will make any future determination of the payment of dividends based upon various factors then existing, including, but not limited to, our financial condition, operating results and current and anticipated cash needs. In addition, covenants in our revolving credit facility limit our ability to declare and pay cash dividends on our common stock.

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

        Since the completion of our IPO through December 31, 2003 we reasonably estimate that we have used the net proceeds from the initial public offering as follows: approximately $40.0 million to repay outstanding debt amounts, approximately $23.5 million to purchase and install equipment and construct various leasehold improvements, and approximately $24.9 million for working capital and general corporate purposes (including compensation to employees, officers and directors in accordance with their standard agreements). Except as indicated above, all of the payments described above were direct or indirect payments to entities or persons other than directors, officers or greater than 10% owners of our equity securities.

Recent Sales of Unregistered Securities

        We did not sell any of our securities that were not registered under the Securities Act during 2003, 2002 or 2001.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this report. The statements of operations data for the years ended December 31, 2003, 2002, and 2001 and the selected balance sheet data as of December 31, 2003 and 2002 are derived from our audited consolidated financial statements which are included elsewhere in this annual report on Form 10-K. The statements of operations data for the years ended December 31, 2000 and 1999 and the selected consolidated balance sheet data as of December 31, 2001, 2000 and 1999 are derived from our audited consolidated financial statements which are not included in this annual report on Form 10-K. The selected consolidated statements of operations data represent our results from continuing operations only and the selected consolidated balance sheet data exclude net assets from discontinued operations. The selected consolidated statements of operations data excludes our extraordinary item resulting from the write-off of unamortized deferred financing costs associated with our early extinguishment of debt and includes our preferred stock dividend—assumed beneficial conversion. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2003	2002	2001	2000(1)	1999
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$26,565	$40,156	$62,220	$115,797	$82,404
Cost of goods sold	15,495	28,892	58,932	72,109	50,534

Gross profit	11,070	11,264	3,288	43,688	31,870
Operating expenses:
Research and development	16,806	17,807	17,193	19,064	16,806
Selling and administrative	10,210	10,759	13,771	15,927	9,722
Amortization of deferred stock compensation	117	483	521	960	—
Recapitalization merger and other(2)	680	509	—	35,453	3,223
Restructuring charges (credit)(3)	(54)	34,233	9,797	—	—

Total operating expenses	27,759	63,791	41,282	71,404	29,751

Income (loss) from operations	(16,689)	(52,527)	(37,994)	(27,716)	2,119
Interest income	755	1,218	3,015	3,320	5,070
Interest expense	(117)	(142)	(238)	(3,353)	(520)
Other income (expense)—net	1,094	16	693	(1,390)	412
Gain on dispositions of real property(4)	—	—	325	30,892	61,652

Income (loss) from continuing operations before income taxes	(14,957)	(51,435)	(34,199)	1,753	68,733
Income tax (provision) benefit	647	—	12,528	(4,707)	(26,383)

Income (loss) from continuing operations	$(14,310)	$(51,435)	$(21,671)	$(2,954)	$42,350

Income (loss) from continuing operations per share—basic	$(0.25)	$(0.91)	$(0.39)	$(0.20)	$0.22

Income (loss) from continuing operations per share—diluted	$(0.25)	$(0.91)	$(0.39)	$(0.20)	$0.21

Shares used to calculate income (loss) from continuing operations per share—basic	56,835	56,291	55,629	63,337	192,584
Shares used to calculate income (loss) from continuing operations per share—diluted	56,835	56,291	55,629	63,337	198,341
Dividends per common share	$—	$—	$—	$—	$0.02

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,900	$43,524	$25,216	$48,970	$131,065
Short-term investments	49,232	21,221	30,457	40,815	42,747
Working capital(5)	58,748	71,431	84,822	98,877	179,077
Total assets(6)	79,820	95,548	127,016	167,498	219,883
Total debt	—	—	—	—	—
Capital leases, net of current portion	14	—	—	—	4,902
Total stockholders' equity	36,239	49,618	99,722	119,388	202,137

1)
Per share amounts available to common stockholders reflect a $10 million preferred stock dividend for the assumed beneficial conversion on our preferred stock. In July 2000, the Company sold 1,498,800 shares of its Series A Preferred Stock to a group of investors. Proceeds from these sales totaled approximately $11.2 million, net of expenses. Under the terms of the Series A Preferred Stock, the shares converted into common stock of the Company simultaneous with the Company's initial public offering in August, 2000. In connection with this conversion, the Company recorded a $10.0 million non-cash preferred stock dividend based on an assumed beneficial conversion. This amount was computed based upon the difference between the IPO price and the price paid for the preferred stock.

2)
Our 2003 and 2002 recapitalization merger and other expense is a non-recurring expenditure comprised of expenses incurred by the special committee to our Board of Directors to review a proposal from an affiliate, Fox Paine & Company LLC to acquire all of the shares of the Company's common stock held by unaffiliated stockholders. In 2003, Fox Paine & Company LLC withdrew its proposal. Our 2000 and 1999 recapitalization merger and other expense is a non-recurring expenditure comprised of employee retention and severance compensation, legal, professional and other costs associated with our recapitalization merger and the sale of our telecommunications group.

3)
During 2003, we revised our lease loss accrual downward for the four month additional operation of our wafer fab and reduced facility costs at our other two abandoned facilities. This credit was largely offset by an additional lease loss accrual for reductions in estimated sublease occupancy and market rates and disposal of our remaining unsold assets held for sale. We also reversed a portion of our severance accrual for one employee slated to be terminated but instead retained for another position. Our 2002 restructuring charge reflects further consolidation and abandonment of leased space and associated impairment of tenant improvements, severance costs, an asset impairment charge and the initiation of a program to sell excess manufacturing equipment resulting from the prolonged downturn in the telecommunications industry, especially related to our fiber optics products. The 2002 restructuring charge also includes an additional charge for the leased facility we abandoned in 2001 based on our downward revised assumptions regarding sublease occupancy rates and market rates due to an overall deteriorating real estate market and difficulties encountered in subleasing the available space. Also during 2002, we recorded a restructuring charge related to our decision in December 2002 to completely outsource our internal wafer fabrication. Our 2001 restructuring charge reflects our decision to abandon a leased facility based on revised anticipated demand for our products and current market conditions. For further discussion of our restructuring charges, see Note 10 to the consolidated financial statements included elsewhere in this Form 10-K.

4)
Our 2001 gain on dispositions of real property is related to the release of escrow funds related to our sale of leasehold interests in our Palo Alto site which was partially offset by residual expenses from the sale of the property. In 2000, our pre-tax gain primarily related to our sale of the remaining leasehold interest in our Palo Alto site.

5)
Working capital excludes net assets of discontinued operations in the amount of $20,237,000 as of December 31, 1999.

6)
Total assets exclude net assets of discontinued operations in the amount of $20,237,000 as of December 31, 1999. Net assets of discontinued operations were fully liquidated as of December 31, 2000.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

        Special Notice Regarding Forward-Looking Statements. The following discussion and analysis contains forward-looking statements including financial projections, statements as to the plans and objectives of management for future operations, and statements as to our future economic performance, financial condition or results of operations. These forward-looking statements are not historical facts but rather are based on current expectations, estimates, projections about our industry, our beliefs and our assumptions. Words such as "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those projected in these forward-looking statements as a result of a number of factors, including, but not limited to, those factors described in "Risk Factors That May Affect Future Results" above. Readers of this report are cautioned not to place undue reliance on these forward-looking statements.

        The following discussion should be read in conjunction with our consolidated financial statements and related disclosures included elsewhere in this annual report on Form 10-K. Except for historic actual results reported, the following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. See "Special Notice Regarding Forward-looking Statements" above and "Risk Factors That May Affect Future Results" above for a discussion of certain factors that could cause future actual results to differ from those described in the following discussion.

Overview

        We design, develop and market innovative, high-performance radio frequency ("RF") semiconductor products that target the wireless communications, broadband cable, RF identification ("RFID") and defense and homeland security markets. We have been designing RF devices for more than 45 years and have developed significant expertise in RF design, semiconductor process technology and component integration. With our team of engineering and technical employees experienced in the distinctive requirements of RF semiconductors, we seek to address the RF challenges in systems utilized in multiple markets.

        Beginning in the 1990s, we began applying our RF design, semiconductor technology and integration capabilities to address the growing opportunities for commercial communications products. When we began our operations in the commercial communications market, we initially benefited from significant increases in spending on capital equipment by communications service providers, which resulted in increased demand for our products. However, the demand for telecommunications equipment has been very weak for the last three years, particularly effecting our wireless integrated assembly and fiber optics product lines. We project this weakness in demand to continue in 2004 and potentially beyond based on customer forecasts for the purchase of our products.

        Since early 2002, we have undertaken several strategic initiatives to focus on our competitive advantages and dedicate our resources to the RF semiconductor market. As part of these initiatives, we sold our wireless repeater and thin-film product lines and exited the fiber optic and fixed wireless assemblies markets. We are also in the process of implementing a fully outsourced manufacturing model utilizing outside foundries for our manufacturing needs. We believe that our shift to fully outsourced manufacturing, which we expect to complete in 2004, will allow us to further reduce our operating costs and accelerate the time-to-market of our products, while continuing to provide access to advanced manufacturing technologies.

        Our progress in semiconductors has been driven by our rapid introduction of new, innovative products. In 2002 and 2003, we introduced 54 new products, including in 2003 our first product for the RFID market, the SX2000, an RFID reader engine. Our commitment to providing innovative and high quality products resulted in an increase in design wins to 157 in 2003 from 109 in 2002. A design win occurs when a customer informs us that it has included our product in the bill of materials for a product that we expect the customer to begin shipping in the next 12 months. Our design wins were realized in the wireless communications, broadband cable, RFID and defense and homeland security markets, demonstrating our ability to leverage our RF semiconductor expertise across multiple markets. In addition to our internal research and development, we also collaborate with many of our customers to design and develop new semiconductors for their next generation products. For example, we recently formed an arrangement with Alien Technologies to supply high performance RFID reader engines that function in partnership with Alien Technologies' RFID systems and tags. We are also working with a third party to design and develop new high-powered amplifiers for wireless infrastructure applications that we expect to introduce in 2004. We will continue to concentrated our resources on the development of new RF semiconductors and target multiple growth markets such as RFID and defense and homeland security and expand our addressable market opportunities in wireless communications and broadband cable and expect to maintain our accelerated pace of new product introductions and design wins. While customer interest, new product introductions, accelerating pace of design wins and new orders are encouraging, there is no assurance that they will have a positive impact on our overall sales.

        Since the beginning of 2001, we have been taking aggressive steps designed to more closely align our production costs with our customers' current forecasted demand for our products. As part of this effort, we reduced our headcount and other non-employee costs during 2001 and 2002 (see Note 10 to the consolidated financial statements included elsewhere in this Form 10-K). During 2002, we began to design and manufacture semiconductors utilizing other manufacturing technologies at third-party foundries, which offers considerable advantages such as allowing us to focus our resources on product development and marketing, minimizing capital expenditures, reducing operating expenses, allowing us to continue to offer competitive pricing, reducing time to market, reducing technology and product risks and facilitating the migration of our products to new process technologies, which reduce costs and optimize performance. We believe that this approach is required in order to continue to offer competitive products and expect that a greater number of our future products would be developed in this fashion. In December 2002, we determined that over the course of 2003 we would transition to a fully outsourced business model and we recorded related restructuring charges. There are significant business risks associated with our dependence upon third parties for our manufacturing needs and there can be no assurance that our outsourcing strategy will be a success.

        Under our historical manufacturing approach we were required to make significant investments in equipment and fixed overhead. As a result, the volume of product we produce and sell has had a significant impact on our gross profit margin, and will continue to have this effect until we complete our until we transition to a fully outsourced business model. In addition, we typically generate lower gross margin on new product introductions. Over time, we typically become more efficient relative to new products through learning and increased volumes as well as through introducing lower cost elements to the product designs. We expect our new product introductions to continue to be a higher percentage of our sales mix, which will continue to have a negative impact on our gross margin. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility and predictability of customer demand and potential competition which will contribute to a higher level of inventory risk in our near future.

Sales

        We sell our products to a broad group of communications original equipment manufacturers ("OEMs") and their suppliers and subcontractors. Our major customers provide forecasted demand on at least a monthly basis, which assists us in managing our inventory requirements. These forecasts, however, are subject to changes, including changes as a result of market conditions, and could fluctuate from quarter to quarter.

        We depend on a small number of customers for a majority of our sales. Sales to our customers which account for more than 10% of our total annual sales were, in aggregate, 70% of our sales for the year ended December 31, 2003 and 62% and 71% in 2002 and 2001, respectively. For the identity of our customers who contributed greater than 10% of our total sales for each of the preceding three years and the annual amount of those sales, see Note 12 to the consolidated financial statements included elsewhere in this Form 10-K. We have diversified our customer base over the last few years and intend to further diversify our customer base and product offering in the future. However, we anticipate that we will continue to sell a majority of our products to a relatively small group of customers. In addition, most of our sales result from purchase orders or contracts that can be cancelled on short-term notice. Delays in manufacturing or supply procurement or other factors, including general market slow downs, have caused and could potentially continue to cause cancellation, reduction or delay in orders by or in shipments to a significant customer. If the markets for our products in broadband cable or wireless communications decline, fail to grow, or grow more slowly than we anticipate, the use of our products may be reduced with a significant negative impact on our sales, earnings, inventory valuations and cash flow.

        Revenues from product sales are recognized when all of the following conditions are met: the product has been shipped and title has passed to the customer, we have the right to invoice the customer at a fixed price, the collection of the receivable is reasonably assured and there are no significant obligations remaining. Generally, title passes upon shipment of our products. Certain contracts are under a consignment arrangement under which title to our products does not pass until the customer utilizes these products in its production processes. As a consequence, we recognize revenue on these contracts only when the customer notifies us of product consumption. In addition to our internal sales efforts, we use a sole distributor (Richardson Electronics, Ltd.) to sell semiconductor products. Revenues from this distributor are recognized upon shipment based on the following factors: our sales price is fixed and determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributor has separate economic substance, we have no obligation with respect to the resale of the distributor's inventory, and we believe we can reasonably estimate the potential returns from our distributor based on their history and our visibility in the distributor's success with its products and into the market place in general.

        Based on specific terms of the customer contract or purchase order, we may negotiate a final delivery and settlement in connection with customer order cancellations. Due to the uncertain and lengthy nature of these negotiations, a substantial portion, if not all, of the inventory subject to the cancellation may be written off. In the fourth quarter of 2001, we reached final agreement with one customer and recognized revenue of $3.5 million related to the delivery of specific fixed wireless products that have previously been written off. In the first quarter of 2002, we completed a second fixed wireless contract with one customer resulting in $3.0 million of sales for final product delivery. Substantially all of this inventory had been written off in 2001. In the second quarter of 2002, we completed our largest long-haul fiber optic contract for our OC-192 dielectric resonator oscillator ("DRO") resulting in $2.7 million of sales. The inventory sold had been previously written down by approximately $2.1 million to an adjusted cost basis of approximately $1.3 million in the first quarter of 2002. The resulting margin was similar to other deliveries of this product. In the future, we anticipate that similar arrangements for final deliveries could be made with other customers upon completion of major contracts, however there can be no assurance that this will occur.

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

  •
  wafer costs from third-party semiconductor foundries;

  •
  labor contracted on a temporary basis;

  •
  supplies consumed in the manufacturing process;

  •
  depreciation and amortization of manufacturing and test equipment and leasehold improvements;

  •
  lease expense for our manufacturing facilities;

  •
  allocated occupancy costs;

  •
  scrapped material used in the production process; and

  •
  write-downs of excess and obsolete inventory.

        We recognize cost of goods sold upon recognition of revenue. We recognize losses on contracts, including purchase order commitments, when identified. We have not recognized any such losses during 2003, 2002 or 2001.

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

Amortization of Deferred Stock Compensation

        We have recorded deferred stock compensation representing the differential between the fair value of our common stock at the date of grant and the exercise price for employee stock options or restricted stock. We are amortizing this amount using the straight line method over the vesting period of the options and stock granted.

Recapitalization Merger and Other

        In September 2002 we announced the receipt of a proposal from an affiliate, Fox Paine & Company LLC ("Fox Paine") to acquire all of the shares of the Company's common stock held by unaffiliated stockholders (the "Acquisition Proposal"). On March 27, 2003, Fox Paine withdrew its Acquisition Proposal. Our 2003 and 2002 recapitalization merger and other expense is a non-recurring expenditure comprised of expenses incurred by the special committee to our Board of Directors to review the proposal from an affiliate, Fox Paine & Company LLC to acquire all of the shares of our common stock held by unaffiliated stockholders for $1.10 per share in cash. These expenses include legal and financial consulting fees as well as compensation to the members of the special committee.

Restructuring Charge

        Our 2001 restructuring charge reflects our decision to abandon a leased facility based on revised anticipated demand for our products and current market conditions. It is comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge on tenant improvements. In determining this estimate, we have made certain assumptions with regards to our ability to sublease the space and have reflected off-setting assumed sublease income in line with our best estimate based on the current market conditions. Our 2002 restructuring charge reflects further consolidation and abandonment of leased space and associated impairment of tenant improvements, severance costs, an asset impairment charge and the initiation of a program to sell excess manufacturing equipment resulting from the prolonged downturn in the telecommunications industry, especially related to our fiber optics products. The 2002 restructuring charge also includes an additional charge for the leased facility we abandoned in 2001 based on our downward revised assumptions regarding sublease occupancy rates and market rates due to an overall deteriorating real estate market and difficulties encountered in subleasing the available space. Also during 2002, we recorded a restructuring charge related to our decision in December 2002 to completely outsource our internal wafer fabrication within one year. As a result of the planned fab closure, we have accrued associated severance expenses, accrued the eventual abandonment of additional excess space for which we will have a remaining two year commitment and recorded an impairment on our internal wafer fabrication equipment and related leasehold improvements. During 2003, we revised our lease loss accrual downward for the four month additional operation of our wafer fab and reduced facility costs at our other two abandoned facilities. This credit was largely offset by an additional lease loss accrual for reductions in estimated sublease occupancy and market rates and disposal of our remaining unsold assets held for sale. We also reversed a portion of our severance accrual for one employee slated to be terminated but instead retained for another position.

Critical Accounting Policies and Estimates

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

Revenue Recognition

        We recognize revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" and SAB No. 104, "Revenue Recognition." These SABs require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. Revenues from our distributor are recognized upon shipment based on the following factors: our sales price is fixed and determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributor has separate economic substance, we have no obligation with respect to the resale of the distributor's inventory, and we believe we can reasonably estimate the potential returns from our distributor based on their history and our visibility in the distributor's success with its products and into the market place in general. We accrue for distributor right of return, authorized price reductions for specific end-customer sales opportunities and price protection based on known events and historical trends. Through 2003 the amount of those reserves has not been material. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Write-down of Excess and Obsolete Inventory

        We write down our inventory for estimated obsolete or unmarketable inventory for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Management specifically identifies obsolete products and analyzes historical usage, forecasted production generally based on a rolling eighteen month demand forecast, current economic trends and historical write-offs when evaluating the valuation of our inventory. Due to rapidly changing customer forecasts and orders, additional write-downs of excess or obsolete inventory, while not currently expected, could be required in the future. In addition, the sale of previously written down inventory could result from significant unforeseen increases in customer demand. Material differences in estimates of excess and obsolete inventory may result in the amount and timing of cost of sales for any period if management made different judgments or utilized different estimates.

Income Taxes

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies" we have established reserves for income tax contingencies in the amount of $10.5 million. These reserves relate to various tax years subject to audit by tax authorities including our federal tax filings for 1996 to 2000 which are currently under examination. The reserves represent our best estimate of our liability of income taxes, interest and penalties. The actual liability could differ significantly from the amount of the reserve, which could have a material effect on our results of operations.

        In addition, as part of the process of preparing our consolidated financial statements, we are required to estimate our income tax provision (benefit) in each of the jurisdictions in which we operate. This process involves us estimating our current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.

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

Restructuring

        During fiscal 2002 and 2001, we recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing our business. Such charges were established in accordance with Emerging Issues Task Force Issue 94-3 ("EITF 94-3") "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." These charges include abandoned leased properties comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and asset impairment charges on tenant improvements deemed no longer realizable. In determining these estimates, we make certain assumptions with regards to our ability to sublease the space and reflected offsetting assumed sublease income in line with our best estimate of current market conditions. Should there be a further significant change in market conditions, the ultimate losses on these could be higher and such amount could be material. During 2002, we recorded restructuring charges of $27.9 million related to restructuring activities initiated in 2002 and also recorded additional charges of $6.3 million related to restructuring activities initiated in 2001, primarily due to changes in estimated sublease income. During 2003, we revised our lease loss accrual downward for the four month additional operation of our wafer fab and reduced facility costs at our other two abandoned facilities. This credit was largely offset by an additional lease loss accrual for reductions in estimated sublease occupancy and market rates.

Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors we consider that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; or significant technological changes, which would render equipment and manufacturing process obsolete. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During 2002, we recognized an asset impairment of $4.4 million for assets held and used and $3.9 million for assets held for sale.

        Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected cash flows and should different conditions prevail, material write downs of our long-lived assets could occur.

Current Operations

        The following table sets forth certain statements of operations data expressed as a percentage of sales for the periods indicated. As a result of our new products, changing market conditions and other factors, the historical percentages and comparisons set forth below may not reflect our expected future operations.

	Percentage of Sales Year Ended December 31,
	2003	2002	2001
Consolidated Statements of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of goods sold	58.3	71.9	94.7

Gross profit	41.7	28.1	5.3
Operating expenses:
Research and development	63.3	44.3	27.6
Selling and administrative	38.4	26.8	22.1
Amortization of deferred stock compensation	0.4	1.2	0.9
Recapitalization merger and other	2.6	1.3	—
Restructuring charge(credit)	(0.2)	85.2	15.8

Total operating expenses	104.5	158.8	66.4

Loss from operations	(62.8)	(130.8)	(61.1)
Interest income	2.8	3.0	4.9
Interest expense	(0.4)	(0.3)	(0.4)
Other income—net	4.1	—	1.1
Gain on dispositions of real property	—	—	0.5

Loss before income taxes	(56.3)	(128.1)	(55.0)
Income tax benefit	2.4	—	20.2

Net loss	(53.9)%	(128.1)%	(34.8)%

Comparison of Years Ended December 31, 2003, 2002 and 2001

        Sales—We recognized $26.6 million, $40.2 million and $62.2 million in sales for the fiscal years ended December 31, 2003, 2002 and 2001, respectively. The decline in sales from 2002 to 2003 primarily reflects the decline in our wireless assembly sales as these products near the end of their life cycle as well as our strategic decisions in 2002 to to focus on our competitive advantages and dedicate our resources to the RF semiconductor market by selling our wireless repeater and thin-film product lines and exiting the fixed wireless assembly and fiber optics markets. The decline in sales from 2001 to 2002 resulted primarily from a decline in the sale of our wireless assembly products due to overall reduction of capital spending by communication service providers resulting in our customers attempting to reduce their inventory levels of our products. Fiber optic sales also declined significantly due to the oversaturation of the long-haul fiber optic market.

        Semiconductor sales during 2003 totaled $20.2 million, representing 76% of total sales which was a $1.0 million or 5% increase in comparison to 2002 sales of $19.2 million (48% of total sales) and our 2002 semiconductor sales decreased $600,000 or 3% in comparison to 2001 sales of $19.8 million (32% of total sales). Our semiconductor sales includes sales of RF semiconductor products as well as sales of our Thin-Film products which represents approximately $855,000, $3.2 million and $3.6 million for 2003, 2002 and 2001, respectively. In May 2003 we sold our Thin-Film product line to M/A COM (a unit of Tyco Electronics). Our RF semiconductor sales increased $3.4 million or 21% to $19.4 million in 2003 from $16.0 million in 2002 and our RF semiconductor sales decreased $200,000 or 1% from 2002 to

$16.2 million in 2001. The increase in our RF semiconductor sales from 2002 to 2003 related to an increase in the volume of our RF semiconductor products sold due, in part, to our introduction of over 50 new products and our increasing sales in Asia (particularly China, which accounted for 7% of total sales in 2003 compared to 3% in 2002). Based on our current backlog at December 31, 2003 and customer forecasts, we expect that RF semiconductor sales in the first quarter of 2004 will increase from the $6.0 million of sales recorded during the fourth quarter of 2003.

        Wireless assembly sales for 2003 totaled $6.3 million, representing 24% of total sales and a decrease of $8.4 million or 57% from sales of $14.7 million (37% of total sales) in 2002. Our 2002 wireless assembly sales decreased $17.8 million or 55% from sales of $32.5 million in 2001, or 52% of total sales. The decrease in wireless assembly sales in 2003 related to a drop in the volume of our wireless assembly products sold as these products are nearing the end of their product life cycle. The decrease in wireless assembly sales in 2002 resulted primarily from the overall reduction of capital spending by communication service providers resulting in our customers attempting to reduce their inventory levels of our products. Also, we made the decision in early 2002 to exit the fixed wireless assembly market. Wireless assembly sales for 2002 included $3.7 million for final product delivery of our last major fixed wireless contract. The decline in our wireless assembly sales, including fixed wireless assembly sales, over the last two years caused the decline in our sales in the United States and contributed to the decline in our sales to Europe. These products have reached the end of their product life cycle and will not be a significant factor in our long term business. Aside from potential and infrequent "life time buys," our focus will predominantly be repair and maintenance of the existing product base.

        Fiber optic sales were $12,000 in 2003, representing less than 1% of total sales. We exited the fiber optic market in mid-2002 based on the protracted lack of demand for long-haul fiber optic products. Fiber optic sales in 2003 represents sales of residual inventory, primarily manufactured in prior years. Fiber optic sales in 2002 totaled $6.2 million, representing 15% of total sales a decrease of $3.8 million or 38% from sales of $10.0 million (16% of total sales) in 2001. Fiber optic sales declined significantly in 2002 due to the oversaturation of the long-haul fiber optic market which caused a significant reduction in demand for our fiber optic products. The decline in our fiber optic sales over the last two years caused the decline in our sales to Canada nad contributed to the decline in our sales to Europe. There will be no more sales from our fiber optic products in future periods.

        Cost of Goods Sold—Our cost of goods sold for 2003 was $15.5 million, a decrease of $13.4 million or 46% as compared with cost of goods sold of $28.9 million in 2002. As a percentage of sales, our cost of goods sold decreased to 58% in 2003 from 72% in 2002. This decrease in our cost of goods sold as a percentage of sales for 2003 reflects the change in our product sales mix to a greater percentage of higher margin semiconductor products from relatively lower margin wireless assembly products and the cost reductions generated by our restructuring program implemented in our third quarter of 2002 including reductions in wages and benefits, rent, and depreciation expenses. These reduced costs were partially offset by additional expenses incurred to transition our semiconductor manufacturing processes to outside foundries. In absolute dollars, the decrease in our cost of goods sold reflects the factors previously noted as well as our decline in sales during 2003. Our cost of goods sold was $58.9 million in 2001. As a percentage of sales, our cost of goods sold decreased to 72% of sales in 2002 from 95% in 2001. The decrease in our cost of goods sold as a percentage of sales primarily relates to the following costs which were incurred in 2001: a $6.6 million write-down of excess and obsolete inventory, approximately $983,000 of severance expenses related to manufacturing personnel, and high variable costs on fixed wireless products which were being transitioned into manufacturing. The $6.6 million write-down of excess and obsolete inventory largely related to inventory ordered to build base station products for our largest mobile wireless customer. Inventory levels of this product were purchased based on this customer's forecasted demand which had since been revised downward. In addition, given the overall slowdown in market demand, we made write-downs for other product lines where customer forecasts have significantly declined. During 2002, our cost of goods sold benefited from the sale of $5.9 million of fixed wireless CPE inventory, which had previously been written down by $3.1 million in 2001. Due to rapidly changing customer forecasts and orders, additional write-downs of excess or obsolete inventory, while not currently expected, could be required in the future. In addition, the sale of previously written down inventory could result from significant unforeseen increases in customer demand. In addition, 2002 cost of goods sold benefited from a reduction of approximately $4.0 million in salaries, fringe benefits and payroll taxes due to our manufacturing workforce reductions initiated during 2001. Our 2002 cost of goods sold also benefited from an insurance settlement of approximately $590,000 for raw material inventory stolen in 2001. In absolute dollars, the decrease in our cost of goods sold reflects the factors noted above as well as our decline in sales during 2002.

        We have continued to experience a significant amount of unabsorbed overhead costs related to the increased manufacturing infrastructure we put in place to support our customers' demand in the second half of 2000. This increased infrastructure includes, among other things, a new manufacturing facility and investments in equipment. Our 2002 restructuring program mitigated our unabsorbed overhead through the write down of excess facilities and equipment, but we will still have fixed manufacturing costs that these efforts will not impact until we complete our transition to a fully outsourced business model. In addition, we typically generate lower gross margin on new product introductions which we expect to be a higher percentage of our sales mix going forward. Over time, we typically become more efficient relative to new products through learning and increased volumes as well as through introducing lower cost elements to the product designs. New product lines also contain a greater degree of inventory risk due to uncertainty regarding a lack of visibility and predictability of customer demand and potential competition.

        Research and Development—Our research and development for 2003 was $16.8 million, a decrease of approximately $1.0 million or 6% as compared with research and development expense of $17.8 million in 2002. Our 2002 research and development expense increased by approximately $600,000 or 3% as compared with our research and development expense of $17.2 million for 2001. The decrease in absolute dollars in 2003 is primarily related to a decrease in procured materials used in our research and development. Research and development efforts in 2003 and 2002 were primarily attributable to spending on the development of RF semiconductor products. During 2002, we greatly increased our expenditures on RF semiconductor development projects while significantly reducing or eliminating development efforts on other product lines. Research and development efforts in 2001 were attributable to increased spending on the development of fixed wireless broadband CPE, new RF semiconductor and new fiber optic products. During 2003, research and development expenses were 63% as a percentage of sales which compares to 44% in 2002 and 28% in 2001. The increases in research and development expense as a percentage of sales from 2001 to 2002 and from 2002 to 2003 relates to our decline in sales. Product research and development is essential to our future success and we expect to continue to make investments in new product development and engineering talent. In 2004 we will focus our research efforts and resources on RF semiconductor development which target multiple growth markets such as RFID and defense and homeland security and while expanding our addressable market opportunities in wireless communications and broadband cable. We will also explore process capabilities of third party foundries and develop products under new process technologies such as SiGe BiCMOS. In absolute dollars, we expect our 2004 research and development expenditures to remain relatively constant with the prior year.

        Selling and Administrative—Selling and administrative expense for 2003 was $10.2 million or 38% of sales, a decrease of approximately $549,000 or 5% as compared with selling and administrative expense of $10.8 million or 27% of sales in 2002. The decrease in absolute dollars is primarily related to $983,000 of cost reductions generated by our restructuring program implemented in our third quarter of 2002 including reductions in wages and benefits, rent and tax expenses. Additionally, we benefited from a $238,000 reduction in our Board of Directors' compensation plan that was approved at our Annual Meeting of Stockholders held on July 15, 2003. These reduced expenses were partially offset by a $200,000 increase in insurance premiums, a $184,000 increase in commission costs due to increased sales of our RF semiconductor products and a $136,000 increase in bonus expense. Selling and administrative expense for

2001 was $13.8 million or 22% of sales. The decrease in absolute dollars from 2001 to 2002 is primarily related to reduced commission, advertising and promotion expenses, legal expenses and rent expense. The reduced rent expense is related to our decision to abandon our new leased facility in September 2001 (see Note 10 to the consolidated financial statements included elsewhere in this Form 10-K). Until that time, the rent expense for that excess office space was included in selling and administrative expense. As a percentage of sales, the increase in selling and administrative expenses from 2001 to 2002 and 2002 to 2003 reflects the decline in sales over the three year period.

        Amortization of Deferred Stock Compensation—Amortization of deferred stock compensation expense of $149,000, $513,000 and $593,000 for 2003, 2002 and 2001, respectively, is related to the granting of restricted stock during 2002 and 2003 at a price below fair market value and the issuance of employee stock options during 2000 at prices deemed below fair market value. Included in the total deferred stock compensation described above is $32,000, $30,000 and $72,000 for 2003, 2002 and 2001, respectively, which is included in cost of goods sold in the consolidated statements of operations. As of December 31, 2003, the balance of our remaining unamortized deferred stock compensation was approximately $375,000 to be amortized over the next 22 months.

        Recapitalization Merger—We incurred recapitalization merger expense of $680,000 in 2003 and $509,000 in 2002 related to our consideration of the Acquisition Proposal from Fox Paine. These expenses include legal and financial consulting fees as well as compensation to the members of the Special Committee. On March 27, 2003, Fox Paine withdrew its Acquisition Proposal.

        Restructuring charges—During 2003, we revised our lease loss accrual downward for the four month additional operation of our wafer fab and reduced facility costs at our other two abandoned facilities. This credit was largely offset by an additional lease loss accrual for reductions in estimated sublease occupancy and market rates and disposal of our remaining unsold assets held for sale. We also reversed a portion of our severance accrual for one employee slated to be terminated but instead retained for another position.

        During 2002, we recorded a restructuring charge of $25.4 million reflecting consolidation and abandonment of leased space and associated impairment of tenant improvements, severance costs, an asset impairment charge and the initiation of a program to sell excess manufacturing equipment resulting from the prolonged downturn in the telecommunications industry, especially related to our fiber optics products. In the third quarter of 2002, we decided to abandon a portion of our leased facility based on revised anticipated demand for our products and current market conditions. This excess space, for which we had a remaining eight year commitment, is located on the first floor of our current corporate headquarters and originally housed a portion of our optics and integrated assemblies manufacturing operations. This decision resulted in a lease loss of $11.3 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge of $3.2 million on tenant improvements deemed no longer realizable. In determining this estimate, we made certain assumptions with regards to our ability to sublease the space and reflected offsetting assumed sublease income in line with our best estimate of current market conditions. In addition, our management made a decision during the third quarter of 2002 to exit the fiber optics business after current contractual obligations had been satisfied. This decision resulted in a significant overcapacity of certain manufacturing equipment and we initiated a plan to sell this equipment before the end of the first quarter of 2003. Our excess manufacturing equipment resulted in a total charge of $3.9 million. Assets to be held for sale are measured at the lower of carrying amount or fair value less cost to sell. Fair market value was determined by obtaining an independent third party appraisal. The majority of these impaired assets was sold in the fourth quarter of 2002. Also during the third quarter of 2002, our management identified manufacturing equipment exclusively supporting certain in-warranty optics and fixed wireless products as well as manufacturing equipment supporting final orders for certain other optics and fixed wireless products and determined that the estimated future cash flows did not support the carrying value of these assets. As such, the carrying value of these assets were written down to the estimated future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of these assets. Fair market value was determined by obtaining an independent third party appraisal. This action resulted in a $200,000 asset impairment charge. During 2002, we incurred severance expense of approximately $507,000 related to a reduction of approximately 50 employees.

        Also during 2002, we recorded a restructuring charge of $8.8 million related to our decision in December 2002 to completely outsource our internal wafer fabrication. As a result of the closure of our wafer fabrication facility, approximately 10% of the Company's workforce (approximately 20 employees) will be eliminated, which will result in severance payments of approximately $279,000. The closure of this facility will result in additional excess space of approximately 35,000 square feet for which we will have a remaining two year commitment. This decision has resulted in a lease loss of $4.3 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs. In determining this estimate, we made certain assumptions with regards to our ability to sublease the space and reflected offsetting assumed sublease income in line with our best estimate of current market conditions. This decision triggered an impairment analysis under SFAS No. 144. Recoverability of these assets were measured by a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets over their remaining year of life. As such, the carrying value of these assets were written down to the estimated future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of these assets, which was determined by obtaining an independent third party appraisal. This action resulted in a $4.2 million asset impairment charge.

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

        Interest Income—Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. Our interest income for 2003 was $755,000, a decrease of approximately $463,000 or 38% as compared with interest income of $1.2 million in 2002, which decreased by approximately $1.8 million or 60% compared with interest income of $3.0 million in 2001. These decreases primarily resulted from decreased average amounts of funds available for investment and a decrease in interest rates. On January 28, 2004, we completed a secondary offering whereby we sold 2,000,000 shares of common stock at $5.75 per share resulting in gross proceeds of $11.5 million. Pending use of the net proceeds, we have invested them in short-term, interest-bearing, investment-grade securities which will increase interest income. This increase will be partially offset to the extent we continue to utilize our cash in the operation of our business. Additionally, our interest income will be impacted by changes in the market interest rates of our investments.

        Interest Expense—Our interest expense for 2003 was $117,000, a decrease of $25,000 or 18% as compared with interest expense of $142,000 in 2002 and a decrease of approximately $96,000 or 40% as 2002 is compared with interest income of $238,000 in 2001. Interest expense for all periods relates to fees associated with our revolving credit facility and outstanding letters of credit. An additional $75,000 of fees was incurred in 2001 as we transitioned from our former credit facility with CIBC World Markets Corp. to our current credit facility.

        Other Income-Net—The other income realized in 2003 was primarily related to a $1.1 million gain we recorded related to the sale of our Thin-Film product line. The sale includes equipment, inventory, intellectual property, training and services for which we received total proceeds of approximately $1.8 million. For further discussion, see Note 12 to the consolidated financial statements included elsewhere in this Form 10-K. The other income realized in 2001 was primarily related to a $345,000 realized gain on the sale of short-term investments, a business interruption insurance settlement of $112,000, net of expenses, related to a power outage at our Milpitas facility and a $235,000 refund of an insurance premium for potential environmental liabilities on our former Scotts Valley facility.

        Gain on Dispositions of Real Property—During 2001, we recorded a gain on dispositions of real property related to the release of $500,000 of escrow funds related to our sale of leasehold interests in our Palo Alto site during the fourth quarter of 2000. This gain was partially offset by $175,000 of residual expenses from the sale of the property.

        Income Tax Benefit—In 2003, we recorded a tax benefit of $647,000 related to an income tax refund of $480,000 from the State of Maryland, as the result of amending our 1999 state tax return, and an adjustment to our deferred tax asset of $167,000 for additional federal income tax refund determined after finalizing our 2002 carryback claim filed in the first quarter of 2003. Beginning in 2002, it was determined that it was not more likely than not that any additional deferred tax assets would be realized through the application of carryforward claims, thus we have not recorded income tax benefits on our 2003 or 2002 net operating losses.

Liquidity and Capital Resources

        Cash, cash equivalents and short-term investments at December 31, 2003 were $60.1 million, a decrease of $4.6 million or 7% compared to the balance of $64.7 million at December 31, 2002.

        In December of 2000, we entered into a revolving credit facility ("Revolving Facility") with a bank, the terms of which were amended and restated in September 2003. Under the new terms, the Revolving Facility provides for a maximum credit extension of $20.0 million with a $15.0 million sub-limit to support letters of credit and matures on September 22, 2005. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires us to maintain certain financial ratios and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank's permission. The Revolving Facility is secured by substantially all of our assets. We were in compliance with the covenants as of December 31, 2003. As of December 31, 2003 and 2002, there were no outstanding borrowings under the Revolving Facility. The Company has letters of credit of $3.2 million outstanding as of December 31, 2003 against which no amounts have been drawn.

        Net Cash Provided (Used) by Operating Activities—Net cash provided (used) by operations was ($5.9) million, $9.3 million and ($24.5) million in 2003, 2002 and 2001, respectively. Net loss in 2003, 2002 and 2001 was ($14.3) million, ($51.4) million and ($21.7) million, respectively.

        Significant items impacting the difference between net loss and cash flows from operations in 2003 were $949,000 used in working capital and $6.0 million provided by the realization of deferred tax assets. The $949,000 used in working capital primarily relates to a $2.2 million decrease in restructuring liabilities, which was offset by a $1.5 million decrease in inventories. The $1.5 million decrease in inventories relates to the decrease in our sales from $40.2 million in 2002 to $26.6 million in 2003. The $6.0 million provided by the realization of deferred tax assets relates to the receipt of an income tax refund generated by the carryback of our 2002 net operating loss. Starting in the second quarter of 2003, we were required to offer more favorable payment terms to significant customers in order to remain competitive in the current business environment. As a result, our average payment terms have increased from 30 days to 60 days. We expect this increase in our average payment terms to negatively impact our working capital.

        Significant items impacting the difference between net loss and cash flows from operations in 2002 were $11.6 million provided by working capital, a $34.2 million increase in our restructuring accrual and $8.2 million provided by the realization of deferred tax assets. The $11.6 million provided by working capital primarily relates to a $6.3 million decrease in inventories and a $8.7 million decrease in receivables which were partially offset by a $2.2 million decrease in accruals, accounts payable and income taxes payable. The decreases in inventories and receivables both relate to the decrease in our sales from $62.2 million in 2001 to $40.2 million in 2002. The decrease in accruals, accounts payable and income taxes payable was primarily due to decreased inventory levels and purchases resulting from lower sales volumes and more restrictive spending efforts, as well as headcount reductions realized as part of our restructuring efforts. The $8.2 million provided by the realization of deferred tax assets relates to the receipt of an income tax refund generated by the carryback of our 2001 net operating loss.

        Significant items impacting the difference between net loss and cash flows from operations in 2001 were $9.7 million used by working capital, a $9.8 million increase in our restructuring accrual and an increase of $9.4 million in deferred tax assets. The $9.7 million used in working capital relates to a $25.9 million decrease in accruals, accounts payable and income taxes payable which was partially offset by a $4.2 million decrease in inventories, a $11.1 million decrease in receivables and a $1.3 million decrease in other assets. The decreases in inventories and receivables both relate to the decrease in our sales from $115.8 million in 2000 to $62.2 million in 2001. The decrease in accruals, accounts payable and income taxes payable was primarily due to decreased inventory levels and purchases resulting from lower sales volumes and more restrictive spending efforts, as well as headcount reductions realized as part of our restructuring efforts. The $1.3 million decrease in other assets relates to a reduction in prepayments for capital equipment purchases. In addition, the decrease in accruals, accounts payable and income taxes payable was also related to a $9.6 million income tax payment generated primarily from the approximately $30.1 million pre-tax gain from the sale of our remaining Palo Alto leasehold interest during our fourth quarter of 2000.

        Net Cash Provided (Used) by Investing Activities—Net cash provided (used) by investing activities was ($27.3) million, $8.4 million, and ($680,000) in 2003, 2002 and 2001, respectively. In 2003, we used $92.6 million to purchase short-term investments and $841,000 to invest in property, plant and equipment which was partially offset by $64.6 million provided by our sale of short-term investments and $1.6 million proceeds form the sale of our Thin-Film product line (see Note 12 to the consolidated financial statements included elsewhere in this Form 10-K). In 2002, we realized $59.7 million in proceeds from the sale of short-term investments and $1.9 million in proceeds from sales of equipment which was partially offset by $51.1 million used to purchase short-term investments and $2.0 million to invest in property, plant and equipment. In 2001, we used $75.9 million to purchase short-term investments and $11.1 million to invest in property, plant and equipment which were largely offset by $85.8 million provided by our sale of short-term investments. During 2004, we expect to increase our capital expenditures to approximately $1.0 to $2.0 million. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so throughout 2004.

        Net Cash Provided by Financing Activities—Net cash provided by financing activities totaled $617,000, $553,000, and $1.4 million in 2003, 2002 and 2001, respectively. In 2003, we received net cash of approximately $3.5 million from the sale of our common stock to employees through our option plans which was partially offset by approximately $2.8 million of cash used to repurchase our common stock under our stock repurchase program (see Note 6 to the consolidated financial statements included elsewhere in the Form 10-K). In 2002, we received net cash of approximately $565,000 from the sale of our common stock to employees through our employee stock purchase and option plans. In 2001, we received net cash of approximately $1.4 million from the sale of our common stock to employees through our employee stock purchase and option plans. On January 28, 2004, we completed a secondary offering whereby we sold 2,000,000 shares of common stock at $5.75 per share, resulting in gross proceeds of $11.5 million.

        Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments together with available borrowings under our line of credit will be sufficient to meet our liquidity and capital spending requirements for at least the next twelve months. Thereafter, we will utilize our cash, cash flows and borrowings to the extent available and, if desirable or necessary, we may seek to raise additional capital through the sale of debt or equity. There can be no assurances, however, that future borrowings and capital resources will be available on favorable terms or at all. Our cash flows are highly dependent on demand for our products, timing of orders and shipments with key customers and our ability to manage our working capital, especially inventory and accounts receivable, as well as controlling our production and operating costs in line with our revenue.

Contractual Obligations and Off-Balance Sheet Arrangements

        We do not have any special purpose entities or off-balance sheet financing arrangements except for operating leases as discussed in Note 8 to the consolidated financial statements included elsewhere in this Form 10-K. The following table summarizes our contractual obligations at December 31, 2003 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1–3 Years	After 3 Years
Capital lease obligations	$96	$81	$14	$—
Operating leases net of subleases(1)	27,628	3,369	12,468	11,791
Purchase obligations(2)	1,913	1,896	17	—

Total(3)	$29,637	$5,346	$12,499	$11,791

(1)
Operating leases net of subleases includes $18.8 million which is included in our restructuring accrual (current and long-term).

(2)
Purchase obligations are orders for manufacturing and non-manufacturing related goods and services. While the purchase orders are generally cancelable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service.

(3)
Total does not include our reserves for income tax contingencies which are recorded on our consolidated balances sheets under Other Long-Term Obligations. Our income tax reserves of approximately $10.5 million relate to various tax years subject to audit by tax authorities including our Federal tax filings for 1996 to 2000 which are currently under examination. This liability has been excluded from the above table as the timing of payments is uncertain.

        The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Other Matters

        Recent Accounting Pronouncements—In November 2002, the Emergining Issues Task Force ("EITF") reached a consensus on Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by us. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 had no impact on our operating results or financial condition.

        In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We did not have any derivative instruments or hedging activities during 2003. The adoption of SFAS No. 149 had no impact on our operating results or financial condition.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact on our operating results or financial condition.

        In December 2003, the Securites and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition". SAB 104 updates portions of existing interpretative guidance in order to make this guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 had no impact on our operating results or financial condition.

        The FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", in January 2003, and a revised interpretation of FIN 46 ("FIN 46R") in December 2003. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. We have not invested in any entities that we believe are variable interest entities for which we are the primary beneficiary. The adoption of FIN 46 had no impact, and we do not expect the adoption of FIN 46R to have an impact on our operating results or financial condition.

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

        Litigation—We currently are involved in litigation and regulatory proceedings incidental to the conduct of our business and expect that we will be involved in other litigation and regulatory proceedings from time to time. While we believe that any adverse outcome of such pending matters will not materially affect our business or financial condition, there can be no assurance that this will be the case.

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

Expected Maturity Dates	Expected Maturity Amounts (in thousands)	Weighted Average Interest Rate
Cash equivalents:
2004	$9,990	1.04%
Short-term investments:
2004	49,232	1.10%

Fair value at December 31, 2003	$59,222

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of
WJ Communications, Inc.:

        We have audited the accompanying consolidated balance sheets of WJ Communications, Inc. and subsidiaries ("the Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended. Our audits also included the consolidated financial statement schedule for the years ended December 31, 2003 and 2002 listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WJ Communications, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule for the years ended December 31, 2003 and 2002 listed in Item 15(a)(2), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
March 29, 2004

        We are including in this Annual Report on Form 10-K, pursuant to Rule 2-02(e) of Regulation S-X, a copy of a prior year's Report of Independent Public Accountants from the prior independent public accountants, Arthur Andersen LLP ("Andersen"). This report was previously issued by Andersen, for filing with our Annual Report on Form 10-K for fiscal year 2001, and has not been reissued by Andersen. This report refers to previous consolidated financial statements that are not included in the current filing (consisting of the consolidated balance sheets as of December 31, 2001 and December 31, 2000 and the consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the years ended December 31, 2000 and December 31, 1999). Certain financial information for the year ended December 31, 2001 was not reviewed by Andersen and includes reclassifications to conform to our fiscal 2003 financial statement presentation and additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during such fiscal year.

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

ARTHUR ANDERSEN LLP

San Jose, California
January 22, 2002

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,900	$43,524
Short-term investments	49,232	21,221
Receivables (net of allowances of $322 and $792, respectively)	4,559	3,978
Inventories	2,420	3,957
Deferred income taxes	—	6,048
Other	1,983	2,105

Total current assets	69,094	80,833

PROPERTY, PLANT AND EQUIPMENT, net	10,504	14,409
OTHER ASSETS	222	306

	$79,820	$95,548

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,125	$2,555
Accrued expenses	1,421	1,602
Accrued payroll and profit sharing	1,635	1,806
Accrued workers' compensation	500	790
Restructuring accrual (Note 10)	3,665	2,649

Total current liabilities	10,346	9,402

OTHER LONG-TERM OBLIGATIONS (Notes 5 and 10)	33,235	36,528

COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value—100,000,000 shares authorized, 59,047,216 and 56,358,519 shares issued and outstanding in 2003 and 2002, respectively	590	564
Treasury stock—1,340,719 shares in 2003, none in 2002	(13)	—
Additional paid-in capital	180,163	179,172
Accumulated deficit	(144,118)	(129,808)
Deferred stock compensation	(375)	(292)
Other comprehensive loss	(8)	(18)

Total stockholders' equity	36,239	49,618

	$79,820	$95,548

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
Sales	$26,565	$40,156	$62,220
Cost of goods sold	15,495	28,892	58,932

Gross profit	11,070	11,264	3,288
Operating expenses:
Research and development	16,806	17,807	17,193
Selling and administrative	10,210	10,759	13,771
Amortization of deferred stock compensation (*).	117	483	521
Recapitalization merger and other	680	509	—
Restructuring charges (credit) (Note 10)	(54)	34,233	9,797

Total operating expenses	27,759	63,791	41,282

Loss from operations	(16,689)	(52,527)	(37,994)
Interest income	755	1,218	3,015
Interest expense	(117)	(142)	(238)
Other income—net	1,094	16	693
Gain on dispositions of real property	—	—	325

Loss before income taxes	(14,957)	(51,435)	(34,199)
Income tax benefit	647	—	12,528

Net loss	$(14,310)	$(51,435)	$(21,671)

Basic and diluted net loss per share	$(0.25)	$(0.91)	$(0.39)

Basic and diluted average shares	56,835	56,291	55,629

(*) Amortization of deferred stock compensation excluded from the following expenses
Research and development	$76	$75	$132
Selling and administrative	41	408	389

	$117	$483	$521

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
Net loss	$(14,310)	$(51,435)	$(21,671)
Other comprehensive loss:
Unrealized holding gains (losses) on securities arising during period net of reclassification adjustments and taxes	10	(14)	(8)

Comprehensive loss	$(14,300)	$(51,449)	$(21,679)

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock		Treasury Stock
					Additional Paid in Capital
	Shares	Dollars	Shares	Dollars
Balance, December 31, 2000	55,245,052	$552	—	$—	$178,736
Net loss	—	—	—	—	—
Common stock issued	113,455	1	—	—	516
Exercise of stock options	621,751	7	—	—	896
Amortization of deferred stock compensation	—	—	—	—	—
Elimination of deferred compensation related to stock options forfeited	—	—	—	—	(1,907)
Unrealized holding losses on securities—net of taxes of $5	—	—	—	—	—

Balance, December 31, 2001	55,980,258	560	—	—	178,241
Net loss	—	—	—	—	—
Common stock issued	275,107	3	—	—	676
Exercise of stock options	82,324	1	—	—	152
Issuance of restricted stock awards	20,830	—	—	—	402
Amortization of deferred stock compensation	—	—	—	—	—
Elimination of deferred compensation related to stock options forfeited	—	—	—	—	(299)
Unrealized holding losses on securities—net of taxes of $9	—	—	—	—	—

Balance, December 31, 2002	56,358,519	564	—	—	179,172
Net loss	—	—	—	—	—
Common stock issued	153,973	2	—	—	102
Exercise of stock options	2,484,732	24	—	—	3,435
Issuance of restricted stock awards	49,992	—	—	—	287
Repurchases of common stock	—	—	(1,340,719)	(13)	(2,778)
Amortization of deferred stock compensation	—	—	—	—	—
Elimination of deferred compensation related to stock options forfeited	—	—	—	—	(55)
Unrealized holding gains on securities—net of taxes of $5	—	—	—	—	—

Balance, December 31, 2003	59,047,216	$590	(1,340,719)	$(13)	$180,163

See notes to consolidated financial statements.

	Retained Earnings Accumulated (Deficit)	Other Comprehensive Income (Loss)	Deferred Stock Compensation	Total Stockholders' Equity
Balance, December 31, 2000	$(56,702)	$4	$(3,202)	$119,388
Net loss	(21,671)	—	—	(21,671)
Common stock issued	—	—	—	517
Exercise of stock options	—	—	—	903
Amortization of deferred stock compensation	—	—	593	593
Elimination of deferred compensation related to stock options forfeited	—	—	1,907	—
Unrealized holding losses on securities—net of taxes of $5	—	(8)	—	(8)

Balance, December 31, 2001	(78,373)	(4)	(702)	99,722
Net loss	(51,435)	—	—	(51,435)
Common stock issued	—	—	—	679
Exercise of stock options	—	—	—	153
Issuance of restricted stock awards	—	—	(402)	—
Amortization of deferred stock compensation	—	—	513	513
Elimination of deferred compensation related to stock options forfeited	—	—	299	—
Unrealized holding losses on securities—net of taxes of $9	—	(14)	—	(14)

Balance, December 31, 2002	(129,808)	(18)	(292)	49,618
Net loss	(14,310)	—	—	(14,310)
Common stock issued	—	—	—	104
Exercise of stock options	—	—	—	3,459
Issuance of restricted stock awards	—	—	(287)	—
Repurchases of common stock	—	—	—	(2,791)
Amortization of deferred stock compensation	—	—	149	149
Elimination of deferred compensation related to stock options forfeited	—	—	55	—
Unrealized holding gains on securities—net of taxes of $5	—	10	—	10

Balance, December 31, 2003	$(144,118)	$(8)	$(375)	$36,239

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
OPERATING ACTIVITIES:
Net loss	$(14,310)	$(51,435)	$(21,671)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Recapitalization merger costs	—	—	—
Restructuring charges (credit)	(54)	34,233	9,797
Depreciation and amortization	4,374	5,747	5,573
Amortization of discounts on short-term investments	106	984	442
Net gain (loss) on disposal of property, plant & equipment	91	500	(395)
Net gain on sale of product line	(1,084)	—	—
Deferred income taxes	6,036	8,162	(9,356)
Stock based compensation	104	267	—
Amortization of deferred stock compensation	149	513	593
Amortization of deferred financing costs	32	18	29
Reduction in allowance for doubtful accounts	(393)	(720)	(130)
Write-off of uncollectible accounts to allowance	(15)	(249)	(208)
Net changes in:
Receivables	(173)	8,739	11,139
Inventories	1,463	6,301	4,198
Other assets	(56)	289	1,537
Accruals, accounts payable and income taxes payable	13	(2,239)	(25,563)
Restructuring liabilities	(2,188)	(1,770)	(435)

Net cash provided (used) by operating activities	(5,905)	9,340	(24,450)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(841)	(2,045)	(11,096)
Purchase of short-term investments	(92,636)	(51,125)	(75,909)
Proceeds from sale and maturities of short-term investments	64,569	59,668	85,821
Proceeds on product line sales and assets retirements	1,572	1,917	504

Net cash provided (used) by investing activities	(27,336)	8,415	(680)

FINANCING ACTIVITIES:
Payments on long-term borrowings and financing costs	(51)	(12)	(43)
Net proceeds from issuances of common stock	3,459	565	1,419
Repurchase of common stock	(2,791)	—	—

Net cash provided by financing activities	617	553	1,376

Net increase (decrease) in cash and equivalents	(32,624)	18,308	(23,754)
Cash and cash equivalents at beginning of year	43,524	25,216	48,970

Cash and cash equivalents at end of year	$10,900	$43,524	$25,216

Other cash flow information:
Income taxes paid (refunded), net	$(6,678)	$(8,157)	$6,656
Interest paid	88	124	284
Noncash investing and financing activities:
Issuance of restricted stock awards	287	402	—
Purchase of equipment under capital lease	96	—	—

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND OPERATIONS OF THE COMPANY

        WJ Communications, Inc. (formerly Watkins-Johnson Company, the "Company") was founded in 1957 in Palo Alto, California. The Company was originally incorporated in California and reincorporated in Delaware in August 2000. For more than 45 years, the Company developed and manufactured radio frequency ("RF") microwave devices for government electronics and space communications systems used for intelligence gathering and communication. In 1996, the Company began to develop commercial applications for its military technologies. The Company's current operations design, develop and market innovative, high-performance products for both current and next generation wireless and broadband cable networks, defense and homeland security systems and radio frequency identification ("RFID") systems worldwide. The Company's products are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which address the RF challenges of these various systems.

2.    SIGNIFICANT ACCOUNTING POLICIES

        RECLASSIFICATIONS—Certain prior year amounts have been reclassified to conform with the 2003 presentation. Such reclassifications did not have any impact on net loss or stockholders' equity.

        CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS—Cash and cash equivalents consist of money market funds and commercial paper acquired with remaining maturities of 90 days or less and are stated at cost plus accrued interest which approximates market value. Short-term investments consist primarily of high-grade debt securities (A rating or better) with maturities greater than 90 days from the date of acquisition and are classified as available-for-sale. Short-term investments classified as available-for-sale are reported at fair market value with unrealized gains or losses excluded from earnings and reported as other comprehensive income (loss), a separate component of stockholders' equity, net of tax, until realized. Realized gains and losses are included in the accompanying consolidated statements of operations as other income—net.

        FAIR VALUE OF FINANCIAL INSTRUMENTS—The carrying value of cash and equivalents, short-term investments, receivables and accounts payable are a reasonable approximation of their fair market value due to the short-term maturities of those instruments.

        INVENTORIES—Inventories are stated at the lower of cost, using average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. Inventories, at December 31, 2003 and 2002 consisted of the following (in thousands):

	December 31,
	2003	2002
Finished goods	$1,257	$1,870
Work in progress	647	1,013
Raw materials and parts	516	1,074

	$2,420	$3,957

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

        At December 31, 2003 and 2002, property, plant and equipment consisted of the following (in thousands):

	December 31,
	2003	2002
Buildings and improvements	$4,554	$4,539
Machinery and equipment	24,638	26,287

	29,192	30,826
Accumulated depreciation and amortization	(18,688)	(16,417)

Property, plant and equipment—net	$10,504	$14,409

        IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors we consider that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected, future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; significant negative industry or economic trends; or significant technological changes, which would render equipment and manufacturing processes obsolete. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In 2002, the Company recorded an asset impairment charge of $4.4 million for assets held for use and $3.9 million for assets held for sale as part of the Company's restructuring initiative as detailed in Note 10.

        REVENUE RECOGNITION—The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" and SAB No. 104, "Revenue Recognition." These SABs require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Generally, title passes upon shipment of the Company's products. Certain contracts are under a consignment arrangement under which title to the Company's products does not pass until the customer utilizes these products in its production processes. Consequently, revenue is recognized on these contracts only when these customers notify the Company of product consumption. In addition to internal sales efforts, the Company uses a distributor to sell semiconductor products. Revenues from this distributor are recognized upon shipment based on the following factors: the sales price is fixed or determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributor has separate economic substance, the Company has no obligation with respect to the resale of the distributor's inventory, and the Company believes it can reasonably estimate the potential returns from its distributor based on their history and its visibility in the distributor's success with its products and into the market place in general. The Company accrues for distributor rights or return, authorized price protection for specific end-customer sales opportunities and price protection based on known events and historical trends. Through 2003 the amount of these reserves has not been material.

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

        PER SHARE INFORMATION—Basic earnings (loss) per share is computed using the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options were exercised or converted into common stock and shares related to contributions under the Employee Stock Purchase Plan for pending purchases, however, such adjustments are excluded when they are anti-dilutive.

        CONCENTRATION OF CREDIT RISK—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company invests in a variety of financial instruments such as money market funds, commercial paper and high quality corporate bonds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. At December 31, 2003, Richardson Electronics, Lucent Technologies and Celestica represented 61%, 10% and 10% of the total accounts receivable balance, respectively. At December 31, 2002, Richardson Electronics, Lucent Technologies and M/A Com (a unit of Tyco Electronics) represented 39%, 24% and 15% of total accounts receivable balance, respectively. The accounts receivable percentage attributable to Lucent Technologies includes the accounts receivable from their manufacturing subcontractors. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

        USE OF ESTIMATES—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Key estimates include allowance for doubtful accounts, reserves for sales returns, write-down of excess and obsolete inventories, income tax contingency reserves, valuation of deferred tax assets and restructuring accruals. Actual results could differ from those estimates.

        STOCK-BASED COMPENSATION—The Company accounts for stock-based compensation granted to employees and directors under the intrinsic value method as defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

        As required under SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure," the pro forma effects of stock- based compensation on net loss and net loss per common share have been estimated at the date of grant as if the Company had accounted for such awards under the fair value method of SFAS 123 using the Black-Scholes option-pricing model. During 2002, the Company granted a total of 400,000 shares of restricted common stock for a purchase price of $0.01 per share which was less than the fair value of common stock at the date of grant. During 2003, the Company granted 50,000 shares of restricted common stock for a purchase price of $0.01 per share which was less than the fair value of common stock at the date of grant. In total, the Company has recorded deferred stock compensation of $2,588,000, net of forfeitures, of which $149,000, $513,000 and $593,000 was amortized to expense in 2003, 2002 and 2001, respectively. Included in the total deferred stock compensation described above is $32,000, $30,000 and $72,000 for 2003, 2002 and 2001, respectively, which is included in the cost of goods sold on the consolidated statements of operations.

        The weighted average fair value of stock-based awards granted in fiscal years 2003, 2002 and 2001 reported below have been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001
Employee Stock Option Plans
Fair value	$2.02	$1.43	$2.11
Dividend yield	0.0%	0.0%	0.0%
Volatility	93.0%	97.0%	120.0%
Risk free interest rate at the time of grant	2.6%	3.7%	4.1%
Expected term to exercise (in months from the vest date)	48.0	48.0	48.0
Employee Stock Purchase Plan
Fair value	(1)	$0.86	$3.50
Dividend yield	(1)	0.0%	0.0%
Volatility	(1)	74.5%	120.0%
Risk free interest rate at the time of grant	(1)	2.0%	3.9%
Expected term to exercise (in months from the vest date)	(1)	6.0	6.0

(1)
No shares were issued under the Employee Stock Purchase Plan during 2003.

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

        The following table illustrates the effect on net loss had compensation cost for all of the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans, and amortized to expense over the vesting period of the awards consistent with the methodology prescribed under SFAS 123, "Accounting for Stock-Based Compensation" (in thousands):

	Year Ending December 31,
	2003	2002	2001
Reported net loss	$(14,310)	$(51,435)	$(21,671)
Add: Total stock-based employee compensation expense included in reported net loss	149	513	593
Deduct: Total stock-based employee compensation expense under fair value based method for all awards	2,555	2,275	1,322

Pro forma loss	$(16,716)	$(53,197)	$(22,400)

Reported net loss per basic and diluted share	$(0.25)	$(0.91)	$(0.39)

Pro forma net loss per basic and diluted share	$(0.29)	$(0.95)	$(0.40)

        RECENT ACCOUNTING PRONOUNCEMENTS—In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 had no impact on the Company's operating results or financial condition.

        In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company did not have any derivative instruments or hedging activities 2003. The adoption of SFAS No. 149 had no impact on the Company's operating results or financial condition.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact on the Company's operating results or financial condition.

        In December 2003, the Securites and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition". SAB 104 updates portions of existing interpretative guidance in order to make this guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 had no impact on the Company's operating results or financial condition.

        The FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", in January 2003, and a revised interpretation of FIN 46 ("FIN 46R") in December 2003. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. The Company has not invested in any entities that management believes are variable interest entities for which the Company is the primary beneficiary. The adoption of FIN 46 had no impact, and management does not expect the adoption of FIN 46R to have an impact on the Company's operating results or financial condition.

3.    SHORT-TERM INVESTMENTS

        The fair value and amortized cost of available-for-sale securities at December 31, 2003 and 2002, including unrealized holding gains and losses, are presented in the table which follows. Fair values are based on quoted market prices. Available-for-sale securities are classified as current assets and have an average maturity of less than 6 months. Gross proceeds from the sale and maturities of short-term investments were $64.6 million and $59.7 million during 2003 and 2002, respectively. Gross gains and losses realized on such sales or maturities were not material. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

        Short-term investments are summarized, as follows (in thousands):

	December 31,
	2003	2002
Cost	$49,245	$21,251
Unrealized holding losses	(13)	(30)

Market value	$49,232	$21,221

4.    BORROWING ARRANGEMENTS

        In December of 2000, the Company entered into a revolving credit facility ("Revolving Facility") with a bank the terms of which were amended and restated in September 2003. Under the new terms, the Revolving Facility provides for a maximum credit extension of $20.0 million with a $15.0 million sub-limit to support letters of credit and matures on September 22, 2005. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at the Company's option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires the Company to maintain certain financial ratios and contains limitations on, among other things, the Company's ability to incur indebtedness, pay dividends and make acquisitions without the bank's permission. The Company was in compliance with the covenants as of December 31, 2003. The Revolving Facility is secured by substantially all of the Company's assets. As of December 31, 2003 and 2002, there were no outstanding borrowings under the Revolving Facility. The Company has letters of credit of $3.2 million outstanding as of December 31, 2003 against which no amounts have been drawn.

5.    OTHER LONG-TERM OBLIGATIONS

        Long-term obligations, excluding amounts due within one year, consist of the following (in thousands):

	December 31,
	2003	2002
Environmental remediation. (Note 8)	$83	$94
Capital lease obligations	15	—
Restructuring accrual (Note 10)	21,961	25,370
Deferred rent and deposits	686	574
Deferred income taxes—reserves for income tax contingencies (Note 7)	10,490	10,490

Total	$33,235	$36,528

6.    STOCKHOLDERS' EQUITY

        On January 28, 2004, the Company completed a secondary offering of 2,000,000 shares of common stock at $5.75 per share, resulting in net proceeds of $10.1 million.

        In March 2003, the Company's Board of Directors (the "Board") authorized the repurchase of up to $2.0 million of the Company's common stock. In October 2003, the Board approved an additional $2.0 million to expand its existing share repurchase program increasing the total amount authorized to $4.0 million. Purchases under the stock repurchase program may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. During the year ended December 31, 2003, approximately $2.8 million has been utilized to purchase 1,340,719 shares of the Company's common stock at a weighted average purchase price of $2.08 per share. All of the purchases were made on the Nasdaq National Market at prevailing open market prices using general corporate funds. The repurchases reduced the Company's cash and interest income during the period and correspondingly reduced the number of the Company's outstanding shares of common stock. As of December 31, 2003 approximately $1.2 million remains available under the stock repurchase plan. Pursuant to the Company's aforementioned equity offering, the Company entered into a lock-up agreement as part of the Underwriting Agreement and cannot repurchase additional common stock during the period ending 90 days after the date of the final prospectus. After the lock-up agreement expires on April 21, 2004, shares will be purchased from time to time in the open market or in private transactions at management's discretion subject to market conditions.

        In May 2003, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of the Company's common stock. Under the amendment, the Board has the authority to implement a reverse stock split at any time prior to the date of the Company's next annual meeting of stockholders in 2004. In addition, the Board may, in its sole discretion, determine not to effect, and abandon, the reverse stock split without further action by its stockholders. The Board, may subsequently effect, in its sole discretion, the reverse stock split based upon a ratio of one-for-two, one-for-three, one-for-four, one-for-five, one-for-six, one-for-seven, one-for-eight, one-for-nine or one-for-ten. If the Board elects to effect a reverse stock split, the number of issued and outstanding shares of common stock would be reduced in accordance with an exchange ratio determined by our Board within the limits set forth by this amendment. Except for adjustments that may result from the treatment of fractional shares, each stockholder will hold the same percentage of the Company's outstanding common stock immediately following the reverse stock split as such stockholder held immediately prior to the reverse stock split. The par value of the Company's common stock would remain unchanged at $0.01 per share. The amendment does not change the number of the authorized shares of the Company's common stock. At December 31, 2003, the proposed reverse stock split has not been effected.

        STOCK OPTION PLANS—During 2000, the Company's "2000 Stock Incentive Plan" and "2000 Non-Employee Director Stock Compensation Plan" (collectively the "Plans") were adopted and approved by the Board and the Company's stockholders. Under the Plans, the Company may grant incentive awards in the form of options to purchase shares of the Company's common stock, restricted shares, common stock and stock appreciation rights to participants, which include non-employee directors, officers and employees of and consultants to the Company and its affiliates. On May 22, 2002, the Board approved the adoption of an amendment to the Company's "2000 Stock Incentive Plan" to increase the number of shares of common stock authorized for issuance from 16,500,000 to 19,000,000 shares. This plan amendment did not affect any other terms of the "2000 Stock Incentive Plan." On May 29, 2003, the Board approved the adoption of an amendment to the Company's "2000 Non-Employee Director Compensation Plan" to increase the number shares of Common Stock authorized for issuance from 570,000 to 800,000 which was approved by the Company's stockholders on July 15, 2003 at the Company's Annual Meeting of Stockholders. Also on May 29, 2003, the Board approved the adoption of a second amendment to the Company's "2000 Stock Incentive Plan" so that options granted to employees under the "2000 Stock Incentive Plan" will qualify as performance-based compensation under Internal Revenue Code Section 162(m) and thereby not be subject to a deduction limitation. Particularly, the amendment to the "2000 Stock Incentive Plan" provides that no employee or prospective employee shall be granted one or more options within any fiscal year which in the aggregate are for the purchase of more than 3,000,000 shares. The total number of shares of common stock authorized for issuance pursuant to the Plans is 19,800,000 shares.

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

        As of December 31, 2003 the number of shares available for future grants under the above plans was 6,024,791. Stock options may include incentive stock options, nonqualified stock options or both, in each case, with or without stock appreciation rights.

        Activity under the stock option plans during 2003, 2002 and 2001 are set forth below:

	Shares	Weighted Average Exercise Price
2001
Granted (weighted average fair value of $2.11 per option)	1,714,500	$2.67
Exercised	(621,751)	$1.37
Cancelled	(1,293,416)	$3.82
At December 31:
Outstanding	14,936,782	$1.64
Exercisable	4,078,820	$1.48
	Shares	Weighted Average Exercise Price
2002
Granted (weighted average fair value of $1.43 per option)	3,380,000	$2.07
Exercised	(82,324)	$1.47
Cancelled	(3,048,970)	$1.93
At December 31:
Outstanding	15,185,489	$1.66
Exercisable	5,503,099	$1.49
	Shares	Weighted Average Exercise Price
2003
Granted (weighted average fair value of $2.02 per option)	1,420,000	$3.03
Exercised	(2,484,732)	$1.39
Cancelled	(1,710,651)	$1.39
At December 31:
Outstanding	12,410,106	$1.91
Exercisable	5,076,882	$1.66

        The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.60 to $0.85	1,955,000	8.9	$0.74	450,000	$0.73
$0.99 to $1.37	7,267,376	6.1	$1.37	3,904,332	$1.37
$2.01 to $2.96	2,369,100	8.0	$2.80	632,200	$2.77
$3.85 to $4.86	70,000	9.1	$4.07	10,000	$3.85
$5.82 to $6.67	609,500	9.8	$5.96	1,800	$6.67
$9.25 to $12.94	110,500	7.1	$9.76	61,800	$9.71
$15.00 to $16.00	15,750	6.6	$15.95	11,550	$15.97
$26.75 to $26.75	12,880	6.7	$26.75	5,200	$26.75

$0.60 to $26.75	12,410,106	7.1	$1.91	5,076,882	$1.66

        EMPLOYEE STOCK PURCHASE PLAN ("ESPP")—In May 2001, the Company's stockholders approved the adoption of the Company's 2001 Employee Stock Purchase Plan (the "Purchase Plan"). Up to 1,500,000 shares of Common Stock may be issued under the Purchase Plan. Under the plan, all eligible employees may purchase shares of the Company's common stock at six-month intervals at 85% of fair market value (calculated in the manner provided under the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation. In fiscal 2002, 264,139 shares were issued under this plan at an average price of $0.86. In fiscal 2001, 120,816 shares were issued under this plan at an average price of $2.21. At December 31, 2002, 1,115,045 shares were available for future issuance under the plan. The plan was suspended due to the pending resolution of the Fox Paine Acquisition Proposal (see Note 14) and therefore there were no shares related to contributions under the Employee Stock Purchase Plan as of December 31, 2002. The plan was not reinstated until the fourth quarter of 2003, therefore there were no shares issued under the Employee Stock Purchase Plan in 2003.

7.    INCOME TAXES

        The provision for (benefit from) federal and state income taxes is as follows. Foreign income from operations was insignificant for all years.

	2003	2002	2001
	(in thousands)
Current:
Federal	$—	$—	$(5,311)
State	—	—	73

Total current	—	—	(5,238)
Deferred:
Federal	(167)	—	(9,613)
State	(480)	—	2,323

Total	$(647)	$—	$(12,528)

        The differences between the effective income tax rate as applied to loss from operations and the statutory federal income tax rate are as follows:

	2003	2002	2001
Statutory federal tax rate	(35.0)%	(35.0)%	(35.0)%
Foreign sales benefit	(2.3)	(1.1)	(0.9)
Research and development credit	(3.2)	(2.5)	(1.0)
State taxes, net of federal tax benefit	(5.7)	(5.7)	(4.5)
Other	(2.0)	0.9	0.8
Tax reserve no longer required	—	—	(15.4)
Change in valuation allowance	43.7	43.4	19.4

Effective tax rate	(4.5)%	(0.0)%	(36.6)%

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

	2003	2002
Net operating loss	$18,925	$12,008
Restructuring accrual	11,628	16,157
Fixed assets—depreciation	(4,847)	(3,951)
Accounts receivable valuation	8	175
Inventory valuation	1,051	1,691
Capitalized research and development	2,700	3,187
Tax credits	4,868	2,862
Employee benefit related accruals	515	644
Non-deductible amortization	1,186	1,317
Other	374	901

Total deferred tax assets	36,408	34,991
Valuation allowance	(36,408)	(28,943)

Total deferred tax assets	$—	$6,048

Deferred tax liabilities—reserves for tax contingencies	$10,490	$10,490

        As of December 31, 2003, the Company had approximately $1,709,000 in federal minimum tax credit carryforwards which are available indefinitely. The Company also had R&D tax credit carryforwards of $4,473,000 which begin to expire in 2017. Additionally, the Company had state tax credit carryforwards of approximately $1,346,000 which start to expire in 2009.

        At December 31, 2003 the Company had approximately $32,879,000 of federal net operating loss carryforwards which will expire beginning in 2023. The Company also had state net operating loss carryforwards of $27,068,000 which begin to expire in 2011.

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

        The Company in accordance with SFAS No. 5 "Accounting for Contingencies" has established certain reserves for income tax contingencies. These reserves relate to various tax years subject to audit by tax authorities including the Company's Federal tax filings for 1996 to 2000 which are currently under examination.

8.    COMMITMENTS AND CONTINGENCIES

Commitments

        The Company leases its corporate headquarters and manufacturing facilities under various non-cancelable operating leases expiring through January, 2011. See Note 10 for a discussion of restructuring charges recorded related to these leases.

        Minimum lease commitments net of sublease income as of December 31, 2003 under noncancellable leases are as follows (in thousands):

Operating Leases
Lease payments:
2004	$3,369
2005	4,024
2006	4,392
2007	4,052
2008	4,207
Remaining years	7,584

Total	$27,628

        Rent expense in 2003, 2002 and 2001 was $3.1 million, $2.8 million and $3.6 million, respectively.

Environmental Remediation

        In 1991, the Company recorded a $5.2 million charge for estimated remediation actions and cleanup costs. The Company continues to be in compliance with the remedial action plans being monitored by various regulatory agencies at its former Palo Alto site. In 2001, the Company recorded an additional provision of $100,000 to offset unanticipated program oversight, remediation actions and cleanup costs associated with decommissioning our former Palo Alto site. In 2002, the Company reversed approximately $45,000 of the accrual due to a favorable settlement of an environmental remediation related to a vendor's disposal of its hazardous material. Expenditures charged against the provision totaled $11,000, $4,000 and $46,000 in 2003, 2002 and 2001, respectively. The Company believes any remaining unaccrued or uninsured environmental liabilities will not have a material effect on the Company's results of operations or financial position.

Other Contingencies

        In addition to the above matters, the Company is involved in various legal actions which arose in the ordinary course of its business activities. Management does not believe that the final resolution of these matters will have a material impact on the Company's results of operations or financial position.

9.    EMPLOYEE BENEFIT PLANS

        The Company has an Employees' Investment 401(k) Plan that covers substantially all employees and provides that the Company match employees' salary deferrals up to 3% of eligible employee compensation. The amounts charged to operations were $359,000, $407,000 and $574,000 in 2003, 2002 and 2001, respectively.

10.    RESTRUCTURING CHARGES

Fourth Quarter 2002 Restructuring Charge

        Over the course of 2002, the Company began to design and manufacture semiconductors utilizing other manufacturing technologies. The Company believes that this approach is required in order to continue to offer competitive products and expects that a greater number of its future products would be developed in this fashion. The Company also believes that this business strategy offers considerable other advantages such as allowing it to focus its resources on product development and marketing, minimizing capital expenditures, reducing operating expenses, allowing it to continue to offer competitive pricing, reducing time to market, reducing technology and product risks and facilitating the migration of the Company's products to new process technologies, which reduce costs and optimize performance. On December 17, 2002, the Company's Board of Directors approved a plan to completely outsource the Company's internal wafer fabrication within one year and close its own wafer fabrication facility (the "fab closure").

        Workforce reduction—As a result of the fab closure, approximately 10% of the Company's workforce (approximately 20 employees) will be eliminated, which will result in severance payments of approximately $279,000 during the first half of 2004.

        Lease Loss—The fab closure will result in additional excess space of approximately 35,000 square feet for which the Company will have a remaining two year commitment after the fab closure. This decision has resulted in a lease loss of $4.3 million, comprised of future lease payments net of broker commissions and other facility costs. In determining this estimate, the Company made certain assumptions with regards to its ability to sublease the space in line with the Company's best estimate of current market conditions.

        During the fourth quarter of 2003 the Company decided that additional time would be needed to effect the complete outsourcing of its internal wafer fabrication due to an unplanned increase in near-term product demand and additional qualification procedures. The Company currently plans to continue to operate its fab through April 2004. As such, the additional four months of rent and facility costs will be incurred as an operating expense resulting in an approximate $364,000 reduction in the lease loss accrual.

        Impairment of Long Lived Assets—Assets to be held and used—The decision to utilize the Company's internal wafer fabrication equipment and related leasehold improvements for only one more year triggered an impairment under SFAS No. 144. Recoverability of these assets were measured by a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets over their remaining year of life. As such, the carrying value of these assets were written down to the estimated future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of these assets, which was determined by obtaining an independent third party appraisal. This action resulted in a $4.2 million asset impairment charge in 2002.

Third Quarter 2002 Restructuring Charge

        As a result of the prolonged downturn in the telecommunications industry and the uncertainty as to when the telecommunications equipment market will recover, in July 2002 the Company announced a workforce reduction and its second restructuring program in the previous two years.

        Workforce reduction—Approximately 22% of the Company's workforce (approximately 50 employees) was eliminated, which resulted in severance payments of approximately $507,000 during the third quarter of 2002.

        During the quarter ended March 30, 2003, it was determined that one of the employees slated to be terminated would instead be retained for another position. As such, approximately $21,000 of the third quarter 2002 restructuring charge was reversed in 2003.

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

        During the fourth quarter of 2003, after reviewing current information regarding continuing deterioration in the real estate market, difficulties subleasing its available space and facility costs, the Company revised its lease loss assumptions. Approximately $23,000 of the lease loss was reversed as reduced facility costs (mainly property taxes and utilities) were largely offset by reductions in estimated sublease occupancy and market rates.

Impairment of Long Lived Assets:

        Assets held for sale—Due to the prolonged downturn in the telecommunications industry, especially related to the Company's fiber optics products, management made a decision during the third quarter of

2002 to exit the fiber optics business after current contractual obligations have been satisfied. This decision resulted in a significant overcapacity of certain manufacturing equipment and the Company initiated a plan to sell this equipment. The Company's excess capacity resulted in a total charge of $3.9 million related to these assets. Assets to be held for sale were measured at the lower of carrying amount or fair value less cost to sell. Fair market value was determined by obtaining an independent third party appraisal. The majority of these impaired assets were sold in the fourth quarter of 2002.

        During the fourth quarter of 2003, the Company determined that the remaining assets held for sale could not be sold. As such, the assets were scrapped resulting in an additional charge of approximately $151,000.

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

        During the third and fourth quarters of 2002, based on an overall deteriorating real estate market and difficulties subleasing its available space, the Company revised its assumptions regarding sublease occupancy rates and market rates downward resulting in additional lease loss accruals of $4.5 million and $1.8 million, respectively.

        During the fourth quarter of 2003, after reviewing current information regarding continuing deterioration in the real estate market, difficulties subleasing its available space and facility costs, the Company revised its lease loss assumptions. Approximately $203,000 of additional lease loss was accrued as reductions in estimated sublease occupancy and market rates were partially offset by reduced facility costs (mainly property taxes and utilities).

        The following table summarizes restructuring accrual activity discussed above (in thousands):

	Workforce Reduction	Lease Loss	Asset Impairment	Total
Total charge	$786	$34,880	$8,364	$44,030
Non-cash charges	—	(5,455)	(8,364)	(13,819)
Cash payments	(437)	(1,755)	—	(2,192)

Balance at December 31, 2002	349	27,670	—	28,019

Additional charge (credit)	(21)	(184)	151	(54)
Non-cash charges	—	(15)	(151)	(166)
Cash payments	(75)	(2,098)	—	(2,173)

Balance at December 31, 2003	$253	$25,373	$—	$25,626

        Of the accrued restructuring charge at December 31, 2003, the Company expects approximately $3.4 million of the lease loss and the remaining severance of approximately $253,000 to be paid out over the next twelve months. As such, these amounts are recorded as current liabilities and the remaining $22.0 million to be paid out over the remaining life of the lease of approximately eight years is recorded as a long-term liability.

11.    GUARANTEES

        The Company provides a warranty on standard products and components and products developed for specific customers or program applications. Such warranty generally ranges from 12 to 24 months. The Company estimates the cost of warranty based on the warranty period for the product, the historical field return rates for a given product or family of products and the average cost required to repair or replace the product. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods. Components of the reserve for warranty costs during 2003 and 2002 consisted of the following (in thousands):

	December 31,
	2003	2002
Beginning balance	$54	$84
Additions related to current period sales	36	63
Warranty costs incurred in the current period	(48)	(93)
Adjustments to accruals related to prior period sales	(6)	—

Ending balance	$36	$54

12.    BUSINESS SEGMENT REPORTING

        In 1997, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." As an integrated telecommunications products provider, the Company currently has one reportable segment. The Company's Chief Operating Decision Maker ("CODM") is the CEO. While the Company's CODM monitors the sales of various products, operations are managed and financial performance evaluated based upon the sales and production of multiple products employing common manufacturing and research and development resources; sales and administrative support; and facilities. This allows the Company to leverage its costs in an effort to maximize return. Management believes that any allocation of such shared expenses to various products would be impractical, and currently does not make such allocations internally.

        The CODM does, however, monitor sales by products at a more detailed level than those depicted in the Company's historical general purpose financial statements as follows (in thousands):

	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
Semiconductor	$20,246	$19,214	$19,757
Fiber optic	12	6,245	10,003
Wireless	6,307	14,697	32,460

Total	$26,565	$40,156	$62,220

        The Company's semiconductor product sales include the sales generated by the Company's RFID reader modules.

        On May 14, 2003, the Company completed the sale of its Thin-Film product line to M/A-COM, a unit of Tyco Electronics previously announced in December, 2002. The sale included equipment, inventory, intellectual property, training and services. The Company received total proceeds of approximately $1.8 million and recorded a net gain of approximately $1.1 million as other income in the accompanying financial statements for 2003. The Company had initially received an advance payment on this agreement of approximately $272,000 in 2002 which was included as accrued liabilities in the Company's consolidated balance sheets for that period. That advance payment is now recognized as part of the approximately $1.8 million of proceeds during 2003. The Thin-Film product line contributed approximately $855,000, $3.2 million and $3.6 million to our semiconductor sales in 2003, 2002 and 2001, respectively.

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

	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
Lucent Technologies, Inc.(1)	$6,047	$10,055	$18,979
Nortel Networks	—	5,098	8,891
Marconi Communications	—	1,095	9,286
Richardson Electronics Ltd.(2)	12,440	9,800	6,921

(1)
Includes sales to Lucent Technologies, Inc. and sales to its manufacturing subcontractors.

(2)
Richardson Electronics Ltd. is the sole worldwide distributor of the Company's complete line of RF semiconductor products.

        Sales to unaffiliated customers by geographic area are as follows (in thousands):

	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
United States	$17,987	$26,574	$36,068
Export Sales from United States:
Europe	2,658	5,888	13,599
Canada	1,280	3,924	9,110
China	1,848	1,231	322
Other	2,792	2,539	3,121

Total	$26,565	$40,156	$62,220

        Long-lived assets located outside of the United States are insignificant.

13.    LOSS PER SHARE CALCULATION

        Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods. The net loss per share calculation is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net loss (numerator)	$(14,310)	$(51,435)	$(21,671)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	56,835	56,291	55,629

Basic and diluted net loss per share from operations	$(0.25)	$(0.91)	$(0.39)

        For the years ended December 31, 2003 and 2002, the incremental shares from the assumed exercise of 3,297,534 and 3,306,119 stock options, respectively, were not included in computing the dilutive per share amounts because operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive. The Employee Stock Purchase Plan was suspended due to the pending resolution of the Fox Paine Acquisition Proposal and therefore there were no shares related to contributions under the Employee Stock Purchase Plan as of December 31, 2003 and 2002. For the year ended December 31, 2001, the incremental shares from the assumed exercise of 14,936,783 stock options and 14,376 shares related to contributions under the Employee Stock Purchase Plan for pending purchases were not included in computing the dilutive per share amounts because operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive.

14.    RELATED PARTY TRANSACTIONS

        On January 31, 2000, the Company entered into a management agreement with Fox Paine & Company, LLC ("Fox Paine"). Fox Paine is the majority stockholder in the Company. Under that agreement, the Company paid Fox Paine a management fee of $122,800 for the year ended December 31, 2001 and, for each subsequent year, a fee in the amount of 1% of the prior year's income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (losses) of minority investments, calculated without regard to the fee. Due to the Company's loss incurred in 2002 and 2001, no management fee was paid to Fox Paine for the year ended December 31, 2003 and 2002, respectively. In exchange for its management fee, Fox Paine assists the Company with its strategic planning, budgets and financial projections and helps the Company identify possible strategic acquisitions and to recruit qualified management personnel. Fox Paine also helps develop and enhance customer and supplier relationships on behalf of the Company and consults with management on various matters including tax planning and public relations strategies, economic and industry trends and executive compensation. The Company believes the fee represents fair value for the services rendered by Fox Paine. In connection with this agreement, the Company has agreed to indemnify Fox Paine against various liabilities that may arise as a result of the management services it will perform. The Company has also agreed to reimburse Fox Paine for its expenses incurred in providing these services. The Company paid Fox Paine approximately $6,000, $82,000 and $25,000 for the reimbursement of expenses incurred by Fox Paine in 2003, 2002 and 2001, respectively.

        In September 2002 the Company announced the receipt of a proposal from Fox Paine to acquire all of the shares of the Company's common stock held by unaffiliated stockholders (the "Acquisition Proposal"). Fox Paine and its affiliates own approximately 64% of the Company's outstanding shares or approximately 37.0 million shares of a total of approximately 57.7 million shares outstanding as of December 31, 2003. The Company's Board of Directors formed a special committee composed of two independent directors not affiliated with Fox Paine (the "Special Committee") to review the Acquisition Proposal. On March 27, 2003, Fox Paine withdrew its Acquisition Proposal. In 2003 and 2002, the Company incurred $680,000 and $509,000, respectively, of costs and expenses related to the Acquisition Proposal.

15.    QUARTERLY FINANCIAL DATA—UNAUDITED

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

	Three Months Ended
	March 30, 2003	June 29, 2003	Sept. 28, 2003	Dec. 31, 2003
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$7,691	$5,484	$6,903	$6,487
Cost of goods sold	4,798	3,571	3,928	3,198

Gross profit	2,893	1,913	2,975	3,289
Operating expenses:
Research and development	4,468	4,281	4,200	3,857
Selling and administrative	2,712	2,687	2,198	2,613
Amortization of deferred stock comp	35	20	19	43
Recapitalization merger and other	736	35	2	(93)
Restructuring credit	(21)	—	—	(33)

Total operating expenses	7,930	7,023	6,419	6,387

Loss from operations	(5,037)	(5,110)	(3,444)	(3,098)
Interest income	218	195	167	175
Interest expense	(12)	(38)	(23)	(44)
Other income (expense)—net	11	1,084	(4)	3

Loss from operations before income taxes	(4,820)	(3,869)	(3,304)	(2,964)
Income tax benefit	631	16	—	—

Net loss	$(4,189)	$(3,853)	$(3,304)	$(2,964)

Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.06)	$(0.05)

Basic and diluted shares used to calculate net loss per share	56,516	56,354	56,698	57,723

	Three Months Ended
	March 31, 2002	June 30, 2002	Sept. 29, 2002	Dec. 31, 2002
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$13,062	$8,723	$9,250	$9,121
Cost of goods sold	10,087	6,877	6,680	5,248

Gross profit	2,975	1,846	2,570	3,873
Operating expenses:
Research and development	4,440	4,657	4,411	4,299
Selling and administrative	3,443	2,596	2,460	2,260
Amortization of deferred stock comp	91	138	161	93
Recapitalization merger and other	—	—	—	509
Restructuring charge	—	—	22,886	11,347

Total operating expenses	7,974	7,391	29,918	18,508

Loss from operations	(4,999)	(5,545)	(27,348)	(14,635)
Interest income	299	336	311	272
Interest expense	(22)	(60)	(27)	(33)
Other income (expense)—net	—	—	16	—
Gain on disposition of real property	—	—	—	—

Loss from operations before income taxes	(4,722)	(5,269)	(27,048)	(14,396)
Income tax benefit	—	—	—	—

Net loss	$(4,722)	$(5,269)	$(27,048)	$(14,396)

Basic and diluted net loss per share	$(0.08)	$(0.09)	$(0.48)	$(0.25)

Basic and diluted shares used to calculate net loss per share	55,995	56,292	56,437	56,461

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

        Deloitte & Touche LLP, independent public accountants, are retained to provide an objective, independent review as to management's discharge of its responsibilities insofar as they relate to the fairness of reported operating results and financial position. Their accompanying report is based on their audit of WJ Communications' financial statements for the years ended December 31, 2003 and 2002 conducted in accordance with auditing standards generally accepted in the United States of America, which requires an understanding of the system of internal accounting controls and tests of accounting procedures and records to the extent necessary for the purpose of their audit.

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

Signature	Title	Date

/s/ MICHAEL R. FARESE, PH.D. Michael R. Farese, Ph.D.	President, Chief Executive Officer, Director	3/27/2004
/s/ FRED J. KRUPICA Fred J. Krupica	Chief Financial Officer	3/27/2004
/s/ STAVRO E. PRODROMOU Stavro E. Prodromou	Audit Committee Chair	3/27/2004

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

        During 2003, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with respect to our consolidated financial statements that if not resolved to the independent accountants' satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the Company's consolidated financial statements for the fiscal year ended December 31, 2003 and there were no other matters or reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        In order to ensure that the information required to be disclosed in this report is recorded, processed, summarized and reported on a timely basis, we have adopted internal controls and procedures. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report. Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Control

        We have also evaluated our internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act), and there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information under the captions "Election of Directors," "Management," "Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on June 15, 2004 to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, is incorporated herein by reference.

        Code of Ethics. The Company has adopted a written code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer, responsive to Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC. A copy of our code of ethics which is captioned "Senior Financial Officer Code of Business Conduct and Ethics Policy" is posted and publicly available on the Company's internet website at www.wj.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this report. If there are any amendments to or waivers, of the code of ethics, we intend to promptly disclose the nature of any such amendment or waiver on our website.

Item 11.    EXECUTIVE COMPENSATION

        The information under the caption "Compensation of Executive Officers" and "The Compensation Committee Report," appearing in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on June 15, 2004 to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information under the captions "Principal Stockholders and Security Ownership of Management" and "Equity Compensation Plan Information," appearing in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on June 15, 2004 to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the heading "Certain Transactions," appearing in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on June 15, 2004 to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information under the headings "The Audit Committee Report," "Ratification of Independent Auditors" and "Audit and Related Fees" appearing in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on June 15, 2004 to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
1.    Financial Statements

  The consolidated financial statements, and related notes thereto, of the Company, the Independent Auditors' Report and Supplemental Report of Independent Public Accountants listed in the accompanying Index to Consolidated Financial Statements on page 51 are filed as part of this Form 10-K.

  2.
  Financial Statement Schedules

  The following financial statement schedule of the Company is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Page
Independent Auditors' Report	57
Report of Independent Public Accountants on Supplemental Schedule	95
Schedule II—Valuation and Qualifying Accounts	96
  3.
  Exhibits

        The exhibits listed on the following index to exhibits are filed as part of, or hereby incorporated by reference into, this Form 10-K.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated October 25, 1999, by and between FP-WJ Acquisition Corp. and the Registrant***
3.1	Certificate of Incorporation of the Registrant**
3.2	By-Laws of the Registrant**
4.1	Specimen of Common Stock Certificate***
4.2	Shareholders' Agreement, dated as of January 31, 2000, by and among the Registrant, the Parties listed on the signature pages thereto and certain stockholders of the Registrant**
4.3	Investor's Rights Agreement, dated as of July 25, 2000 by and between the Registrant and Cisco Systems, Inc.**
4.4	Investor's Rights Agreement, dated as of July 25, 2000 by and between the Registrant and Investor International (Cayman) Limited**
4.5	Co-Sale/Redemption Rights Agreement, dated as of July 25, 2000, by and among Fox Paine and affiliates, Cisco Systems, Inc., and the Registrant**
4.6	Co-Sale/Redemption Rights Agreement, dated as of July 25, 2000, by and among Fox Paine and affiliates, Investor International (Cayman) Limited, and the Registrant**
10.1	Employment Agreement, dated as of January 31, 2000, by and between the Registrant and Tomas R. Kritzer**
10.2	Employment Agreement, dated as of January 31, 2000, by and between the Registrant and Rainer N. Growitz**
10.3	WJ Communications, Inc. 2000 Stock Incentive Plan**

10.4	Lease (Phase I) dated March 24, 2000, by and between the Registrant and 401 River Oaks, LLC**
10.5	Lease (Phase II) dated March 24, 2000, by and between the Registrant and 401 River Oaks, LLC**
10.6	Management Agreement, dated as of January 31, 2000, by and between Registrant and Fox Paine & Company, LLC**
10.7	WJ Communications, Inc. 2000 Non-Employee Director Stock Compensation Plan*
10.8	Employment Agreement, by and between the Registrant and Michael R. Farese, Ph.D.*******
10.9	Employment Agreement, by and between the Registrant and Fred J. Krupica.********
10.10	Amended and Restated WJ Communications, Inc. 2002 Non-Employee Director Stock Compensation Plan.*********
10.11	Second Amendment to WJ Communications, Inc. 2000 Stock Incentive Plan.*********
10.12	Amended and Restated Loan and Security Agreement, dated September 29, 2003, by and among the Registrant and Comerica Bank.**********
10.13	Intellectual Property Security Agreement, dated September 29, 2003, by and among the Registrant and Comerica Bank.**********
16.1	Letter from Deloitte & Touche LLP re. Change in Certifying Accountant **
16.2
Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated April 16, 2002 re. Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 to Registrant's Form 8-K filed on April 15, 2002).
23.1	Independent Auditors' Consent
23.2	Notice regarding consent of Arthur Andersen LLP, Independent Public Accountants
24.1	Power of Attorney (see signature page)
31.1	Certification of Michael R. Farese, Chief Executive Officer (principal executive officer), pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Certification of Fred J. Krupica, Chief Financial Officer (principal financial officer), pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1	Certification of Michael R. Farese, Ph.D., principal executive officer, Pursuant To 18 U.S.C. Section 1350.
32.2	Certification of Fred J. Krupica, principal financial officer, Pursuant To 18 U.S.C. Section 1350.

*	Incorporated by reference to exhibit 99.2 to the Registration Statement on Form S-8 filed by the Registrant on December 21, 2000, Commission File No. 333-52408.
**	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S1 filed by the Registrant on August 16, 2000, Commission File No. 333-38518.

***	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form 8-A filed by the Registrant on August 14, 2000, Commission File No. 000-31337.
****	Incorporated by reference to an exhibit to the Registrant's Form 8-K filed on October 28, 1999, Commission File No. 001-05631.
*****	Incorporated by reference to exhibit 2(c) to the Registration Statement on Form 10K filed by the Registrant in 1977, Commission File No. 001-05631.
******	Incorporated by reference to exhibit 10-z to the Registration Statement on Form 10K filed by the Registrant in 1998, Commission File No. 001-05631.
*******	Incorporated by reference to exhibit 10-z to the Registration Statement on Form 10K filed by the Registrant on March 28, 2002, Commission File No. 000-31337.
********	Incorporated by reference to exhibit 10.21 to the Registration Statement on Form 10K filed by the Registrant in March 28, 2003, Commission File No. 000-31337.
*********	Incorporated by reference to exhibits 10.1 and 10.2 to the Registration Statement on Form 10Q filed by the Registrant on August 12, 2003, Commission File No. 000-31337.
**********	Incorporated by reference to exhibits 10.1 and 10.2 to the Registration Statement on Form 10Q filed by the Registrant on October 30, 2003, Commission File No. 000-31337.
(b)
Reports on Form 8K.

        On October 2, 2003, WJ Communications, Inc., (the "Company") issued a press release announcing the appointment of Liane Pelletier to its Board of Directors replacing former Board members J. Thomas Bentley and Charles E. Robinson who have resigned. This event was reported in the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2003.

        On October 21, 2003, WJ Communications, Inc., (the "Company") issued a press release announcing that its Board of Directors has approved an additional $2.0 million to expand its exiting share repurchase program increasing the total amount authorized to $4.0 million. This event was reported in the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2003.

        On October 30 2003, WJ Communications, Inc., (the "Company") issued a press release announcing that it has filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. This event was reported in the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2003.

        On December 29, 2003, the Securities and Exchange Commission (the "Commission") declared effective WJ Communications, Inc.'s (the "Company") shelf registration statement on Form S-3 (File No. 333-110111), which was originally filed with the Commission on October 30, 2003, covering the offer by the Company from time to time of up to 2 million shares of common stock. The timing and amount of any offering will depend on market and general business conditions and any offer or sale of these securities may be made only by means of a prospectus and related prospectus supplement. Unless otherwise described in connection with a particular offering, proceeds from the sale of the shares will be used for general corporate purposes. The registration statement also covers the resale by certain selling stockholders, principally the Company's controlling stockholder Fox Paine Capital Fund, L.P., as well as others, of up to 13 million shares of common stock. The Company will not receive any proceeds from the sale of shares by the selling stockholders. This event was reported in the Company's report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003.

(c)
The exhibits required to be filed by Item 601 of Regulation S-K are the same as Item 15(a)3 above.

(d)
See Item 15(a)2 above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 27th day of March 2004.

WJ COMMUNICATIONS, INC. (Registrant)
Date March 27, 2004	By:	/s/ MICHAEL R. FARESE, PH.D. Michael R. Farese, Ph.D. President and Chief Executive Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL R. FARESE, PH.D. Michael R. Farese, Ph.D.	President, Chief Executive Officer (principal executive officer), Director	3/27/2004
/s/ FRED J. KRUPICA Fred J. Krupica	Chief Financial Officer (principal financial officer)	3/27/2004
/s/ DAVID R. PULVINO David R. Pulvino	Controller (principal accounting officer)	3/27/2004
/s/ W. DEXTER PAINE, III W. Dexter Paine, III	Chairman of the Board	3/27/2004
/s/ WRAY T. THORN Wray T. Thorn	Director	3/27/2004
/s/ ROBERT N. LOWE, JR. Robert N. Lowe, Jr.	Director	3/27/2004

/s/ BRUCE W. DIAMOND Bruce W. Diamond	Director	3/27/2004
/s/ STAVRO E. PRODROMOU Stavro E. Prodromou	Director	3/27/2004
/s/ DAG F. WITTUSEN Dag F. Wittusen	Director	3/27/2004
/s/ LIANE J. PELLETIER Liane J.Pelletier	Director	3/27/2004

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

ARTHUR ANDERSEN LLP

San Jose, California
January 22, 2002

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
(in thousands)

Description	Balance at Beginning of Period	Charged (Credits) to Costs and Expenses	Charged to Other Accounts	Write-offs	Balance at End of Period
Year ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$429	$(393)	$—	$(15)	$21
Sales return allowance	116	(41)	—	—	75

Total	$545	$(434)	$—	$(15)	$96

Year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$1,398	$(720)	$—	$(249)	$429
Sales return allowance	60	56	—	—	116

Total	$1,458	$(664)	$—	$(249)	$545

Year ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$1,736	$(130)	$—	$(208)	$1,398
Sales return allowance	—	60	—	—	60

Total	$1,736	$(70)	$—	$(208)	$1,458

QuickLinks

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS
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
  Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands)
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share amounts)
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF MANAGEMENT
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001 (in thousands)