Form 10-K/A
period 2003-12-31
WJ COMMUNICATIONS INC
filed 2004-04-28
CIK 105006

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

        As of April 23, 2004 there were 60,014,434 shares outstanding of the registrant's common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE: None

WJ COMMUNICATIONS, INC.
FORM 10-K/A ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
Amendment No. 1

TABLE OF CONTENTS

		Page
PART III
Item 10.	Directors and Executive Officers of the Registrant	3
Item 11.	Executive Compensation	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management	15
Item 13.	Certain Relationships and Related Transactions	16
Item 14.	Principal Accountant Fees and Services	18
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	19

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/ A ("Amendment No. 1") amends the Registrant's Annual Report on Form 10-K, as filed by the Registrant on March 29, 2004 (the "Report"), and is being filed solely for the purpose of providing information required by Part III, Item 10 through Item 14 which the registrant originally intended to incorporate by reference from the registrant's proxy statement for the 2004 Annual Meeting of Shareholders. The reference on the cover of the Report to the incorporation by reference of Registrant's Definitive Proxy Statement into Part III of the Report is hereby amended to delete that reference. This Report also includes new certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934 for amendments. Except as otherwise expressly stated herein, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information about our directors and executive officers: (ages are as of March 31, 2004)

Name	Age	Position
Michael R. Farese, Ph.D.	57	President, Chief Executive Officer and Director
W. Dexter Paine, III	43	Chairman of the Board
Wray T. Thorn	32	Director
Liane J. Pelletier	46	Director
Bruce W. Diamond	44	Director
Stavro E. Prodromou, Ph.D.	59	Director
Dag F. Wittusen	59	Director
Robert N. Lowe, Jr.	46	Director
Fred J. Krupica	51	Chief Financial Officer
Javed S. Patel	48	Senior Vice President—Sales and Marketing
Thomas R. Kritzer	50	Senior Vice President—Corporate Development
Neil Morris, Ph.D.	45	Chief Technology Officer
Ronald N. Buswell	55	Senior Vice President—Marketing and Product Line Management
James A. Mravca	42	Senior Vice President—Strategic Marketing and New Business Development
Robert J. Bayruns	46	Vice President—Engineering
Michael L. Gabitass	42	Vice President—Supply Chain Management and Quality
Rainer N. Growitz	48	Vice President—Finance and Secretary
David R. Pulvino	44	Corporate Controller—Principal Accounting Officer

Directors of the Company

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

        W. Dexter Paine, III, the Chairman of the Board of Directors and a director since January 2000, is the co-founder of Fox Paine & Company and has been its President since its inception in 1997. Mr. Paine also serves as a director of Alaska Communications Systems Group Inc. (NasdaqNM: ALSK), the leading diversified facilities-based telecommunications provider in Alaska and since September 2003 he has served as a director of United National Group, Ltd. (Nasdaq—UNGL). From 1994 until founding Fox Paine, Mr. Paine served as a senior partner of Kohlberg & Company. Prior to joining Kohlberg & Company, Mr. Paine served as a general partner at Robertson Stephens & Company. Mr. Paine has a B.A. in economics from Williams College.

        Wray T. Thorn, a director since January 2000, has also been a Director of Fox Paine & Company since January 2000. Mr. Thorn also serves as a director of Alaska Communications Systems Group Inc. (NasdaqNM: ALSK) and ACS Media, LLC (TSX:AYP.UN). Prior to joining Fox Paine, Mr. Thorn was a principal and founding member of Dubilier & Company. Prior to joining Dubilier & Company in 1996, Mr. Thorn was an associate in the Acquisition Finance Group of Chase Securities Inc. Mr. Thorn has an A.B. in government from Harvard University.

        Liane J. Pelletier, a director since October 2003, Ms. Pelletier serves as Chief Executive Officer and President of Alaska Communications Systems (ACS). Prior to joining ACS Ms. Pelletier was with Sprint Corporation for 17 years, most recently as a member of the Executive Management Committee and Chief Integration Officer. For the three years prior to that appointment, Ms. Pelletier served as Senior Vice President, Corporate Strategy & Business Development. Ms. Pelletier also served as a Vice President in a wide variety of departments, including corporate strategy, customer acquisition and retention, and marketing positions to both business and consumer customers. She has worked with all major facets of Sprint's product offerings, including wireless, long distance, and local service. Before joining Sprint, she worked as a consultant at Touche Ross and Temple, Barker, Sloane. Ms. Pelletier has an MBA from M.I.T. and B.A. from Wellesley College.

        Bruce W. Diamond, a director since July 2003, Mr. Diamond is the Chief Operating officer of Zilog Inc. Prior to joining Zilog in November 2002, he was President and Chief Operating Officer at Sipex Inc. from January 2001 through October 2002. Previously, Mr. Diamond was at Anadigics where he served as Senior Vice President Operations since October 1997. He received his B.S. in Electrical Engineering from the University of Illinois.

        Stavro E. Prodromou, Ph.D., a director since July 2003, Mr. Prodromou serves as Chief Executive Officer of Alien Technology Corporation since September 2002. Previously, he was Chairman, President and CEO of Peregrine Semiconductor Corporation, a privately-held developer and manufacturer of RF integrated circuits for wireless handhelds, base stations and satellite communications, from January 1999 to August 2002. From 1997 to 1998 he served as President and CEO of Integrated Circuit Systems, a publicly-held manufacturer of high frequency mixed signal ICs. Dr. Prodromou has more than 35 years of experience in technology companies and was the founder & CEO of Poqet Computer Corporation, maker of the world's first battery powered MS-DOS palmtop computer, and Palo Alto Digital Systems, a technical services firm specializing in power-managed portable computers. He has also served as Executive VP of Fairchild Semiconductor Corp., Senior Vice President of Mattel Electronics, Division GM of Texas Instruments and Engineering and SBU Manager at General Electric. Dr. Prodromou received his B.S.E.E. from Rutgers University and his M.S. and Ph.D. from the Polytechnic Institute of New York.

        Dag F. Wittusen, a director since July 2003, has over thirty years investment banking experience. He is currently Chairman and Chief Executive Officer of Aker Finans AS, located in Oslo Norway. Prior to joining Aker RGI in 1996, Mr. Wittusen was co-founder and managing partner of Orkla Finans. Mr. Wittusen previously served as Senior Vice President of Eksportfinans and on the staff of the World Bank. He received a B.A. degree with Honors in Political Science and Economics from Brown University and an M.B.A. in International Economics from Princeton University.

        Robert N. Lowe, Jr., a director since July 2003, was the Chief Operating Officer with Fox Paine & Company from December 2002 to February 2004. Prior to joining Fox Paine, Mr. Lowe was with Arthur Andersen for 21 years where he most recently served as Andersen's Global Managing Partner, Expansions and Alliances, responsible for developing and executing the firm's global strategic expansion plan. Mr. Lowe also served on several management and leadership teams within the Andersen organization, including the Global Leadership Team, U.S. Leadership Team, Global Markets and Solutions Team, Managing Partner of the Florida Caribbean Region, U.S. Tax Leadership Team, Southeast Region Leadership Team, CEO Advisory Council, and the CEO Selection Committee. He is a member of the University of Florida's Warrington College of Business Dean's Advisory Board, and the University of Florida's School of Accounting Steering Committee. Bob is active with several charities and was formerly Treasurer of the Diabetes Research Institute Foundation. Mr. Lowe is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. He has a masters degree and a B.S. degree in Accounting from the University of Florida.

Executive Officers of the Company

        Michael R. Farese, Ph.D. was appointed as President and Chief Executive Officer of WJ Communications in March 2002. Dr. Farese's previous work experience is described above.

        Fred J. Krupica was appointed Chief Financial Officer in December 2002. Mr. Krupica is responsible for directing WJ Communications' accounting, finance and human resources organizations. Previously Mr. Krupica served as Chief Financial Officer of Magnetic Data Technologies LLC, an international repair manufacturer that was acquired by Solectron Corporation in June 2002. Prior to that, he was Chief Financial Officer and Chief Operating Officer at Patel Ventures and Founder, President and Chief Financial Officer of F&G Financial Services. In addition, Mr. Krupica has served in various senior financial management and auditing positions at Atlantic Richfield Co., Pullman, Inc. and PricewaterhouseCoopers. Mr. Krupica is a C.P.A. and holds an MBA from the University of California at Los Angeles and a B.S. from the University of Illinois.

        Javed S. Patel joined WJ Communications in August 2002 and serves as Senior Vice President Sales and Marketing responsible for worldwide business operations including product line management, product marketing, sales management, marketing and business development, and marketing communications for the Company. Before joining WJ Communications, Mr. Patel was Vice President of Sales and Marketing for Tropian Incorporated, a private RF semiconductor company. Prior to Tropian, Mr. Patel worked for 15 years at Anadigics, a leading RF semiconductor company. At Anadigics, Mr. Patel was a key member of the management team from the company's inception. He was responsible for managing all aspects of Anadigics marketing, direct and indirect global sales force and field application engineers. Mr. Patel has an

M.B.A. degree from Drexel University, Philadelphia, PA, and he received both M.S. and B.S. degrees in electrical engineering from the University of Kansas, Lawrence, KS.

        Thomas R. Kritzer has served as Senior Vice President Corporate Development since October 2003. Prior to this Mr. Kritzer served in a variety of managerial positions including Executive Vice President Operations and Senior Vice President Semiconductor Products following our recapitalization merger in January 2000. Mr. Kritzer was one of the first participants in our efforts to create commercial communications products during 1995 from the original defense technology and product base. Since joining WJ Communications as a member of the technical staff in 1978, Mr. Kritzer has held various technical and managerial positions including product line experience in both the defense and communications businesses. Mr. Kritzer earned a B.A. in Physics from the University of North Carolina, Chapel Hill and an M.S. in Physics from Purdue University.

        Neil Morris, Ph.D. has served as Chief Technology Officer since joining WJ Communications in August 2002. Dr. Morris leads the activity responsible for establishing and managing the Company's technology roadmap, technical agenda, and evaluating technology based partnerships with leading companies in the semiconductor industry. Prior to joining WJ Communications, Dr. Morris was Senior Director of Advanced Technology for Philips Semiconductors, a global leader in RF technology, where he was responsible for the company's semiconductor technology development and support of new product introductions for advanced wireless and RF applications. Over a five year period, Dr. Morris held various domestic and international management positions at Philips Semiconductors and was a key contributor to the success of the company's technology portfolio for mobile phone markets (DECT, CDMA, and TDMA applications). Dr. Morris has also held an array of senior management positions at other leading semiconductor companies including Mitel Semiconductors, Thesys Microelectronic Systems (Germany) and LSI Logic (U.K). Dr. Morris has a Ph.D. in Semiconductors and a B.Sc. with honors in Electronics from the University of Surrey, United Kingdom.

        Ronald N. Buswell was appointed Senior Vice President of Marketing and Product Line Management in January 2002 and is responsible for marketing and product line management. Previously Mr. Buswell was Senior Vice President of Semiconductor and Wireless Business Development responsible for sales, marketing and product line management. From 1997 through 1999, Mr. Buswell was director of original equipment manufacturer products and was responsible for RF integrated assemblies for wireless communications. During 1995 and 1996, Mr. Buswell, as manager of integrated assembly marketing, was responsible for product marketing for our initial wireless communications business. Mr. Buswell received a B.S.E.E. from Michigan Technological University and an M.S.E.E. from the University of Michigan.

        James A. Mravca was appointed Senior Vice President Strategic Marketing and New Business Development in January 2002. Previously he served as Senior Vice President Engineering Design and was responsible for all product engineering design functions. Mr. Mravca has also served as Vice President Product Marketing, Vice President Fiber Optic Business Development, and Vice President Advanced Technology. Prior positions held by Mr. Mravca include director of advanced development, member of technical staff, engineering and manufacturing management positions. Mr. Mravca joined WJ Communications in 1984. Mr. Mravca received a B.S. in Electrical Engineering from the University of Illinois, Champaign, IL., and an M.S. in Engineering Management from Stanford University, Palo Alto, Calif.

        Robert J. Bayruns joined WJ Communications in October 2003 as Vice President of Engineering and is responsible for directing and managing engineering and developing new technologies and products for the Wireless and RFID markets. He served most recently as Vice President of Engineering and Product Development at Mobilian Inc. where he helped the company finish their first product and successfully sell the company to INTEL Inc. Previously he was Vice President of Engineering at Tropian, an advanced wireless communications technology company. Prior to that he was at Anadigics Inc. at its start-up in 1985 where he held a variety of engineering and managerial positions including Vice President of Business and

Advanced Product Development. Mr. Bayruns has published over 30 technical papers, holds 12 U.S. patents and has served on the IEEE ISSCC, IEDM, and MTTS technical program committees. Mr. Bayruns has a M.S.E.E. from Rutgers University and a B.S. from Spring Garden College.

        Michael L. Gabitass serves as Vice President Supply Chain Management and Quality and is responsible for manufacturing, supply management, material management, manufacturing engineering, and facilities management. Previously Mr. Gabitass was responsible for establishing the Company's first high volume integrated subsystem manufacturing line. Mr. Gabitass has been with WJ Communications since 1988 and has also served as a technical staff member and project manager. Mr. Gabitass received a B.S. in Electrical Engineering from the University of California, Los Angeles in 1987.

        Rainer N. Growitz was appointed Vice President Finance and Secretary following our recapitalization merger in January 2000. Mr. Growitz is responsible for corporate financial planning, forecasting and management for WJ Communications. From 1997 until January 2000, Mr. Growitz served as Director of Finance. Mr. Growitz joined WJ Communications in 1978 and held a variety of finance, contracts and managerial positions. Mr. Growitz received a B.S. in Accounting from San Jose State University.

        David R. Pulvino was appointed Corporate Controller—Principal Accounting Officer following our recapitalization merger in January of 2000. Mr. Pulvino is responsible for directing all of our accounting operations. From 1997 through January 2000, Mr. Pulvino served as Director of Accounting. Mr. Pulvino joined WJ Communications in 1981 and held a variety of accounting and managerial positions. Mr. Pulvino received a B.S. in Accounting from Santa Clara University, California.

Audit Committee and Audit Committee Financial Expert

        The Audit Committee is currently composed of directors Prodromou, Thorn, and Wittusen. The Board of Directors has determined that both Messrs. Prodromou and Wittusen are an "independent director" as that term is defined in Rule 4200(15) of the Nasdaq Marketplace Rules. The Board of Directors also determined that it was in the best interests of the Company and its stockholders that Mr. Thorn serve on the Audit Committee due to exceptional and limited circumstances. Our Board of Directors has determined that Wray T. Thorn qualifies as an "audit committee financial expert" as such term is defined in Item 401(h) of Regulation S-K. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Thorn's experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Thorn any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors. As a result of being a member of Fox Paine, the beneficial owner of approximately 42.5% of our common stock, Mr. Thorn is considered an "affiliated person" under Rule 10A-3(b)(1) of the Securities Exchange Act of 1934 and will no longer be eligible to serve on the Audit Committee as of the date of the 2004 annual stockholders meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

        For the fiscal year ended December 31, 2003, the Company believes, based solely on a review of Forms 3, 4 and 5 (including amendments) with which it has been furnished, that all filings required pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, relating to the Company were timely made with the exception of one late filing for former director Bentley and one late filing for former director Robinson.

Code of Ethics

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

Item 11. EXECUTIVE COMPENSATION

Compensation of Directors

General

        Directors who are officers of the Company do not receive any additional compensation for their services as a director. Non-employee directors are eligible to participate in the WJ Communications, Inc. amended and restated 2000 Non-Employee Director Stock Compensation Plan (the "Non-Employee Director Plan") approved by the stockholders at the Company's 2003 annual meeting:

  •
  Each non-employee director who joins the Board will receive an option to acquire 25,000 shares of common stock with an exercise price equal to the fair market value of the common stock upon the commencement of his or her directorship. Any director, officer, employee, partner or other affiliate of Fox Paine and/or its controlled affiliates who becomes a member of the Board shall not be eligible for the initial option award;

  •
  Each non-employee director who is re-elected to the Board will receive an option to acquire 10,000 shares of common stock with an exercise price equal to the fair market value of the common stock upon the re-election of his or her directorship;

  •
  Each non-employee director will receive an annual cash award of $15,000 for every full year in which he or she serves;

  •
  Each non-employee director that serves as chair of the Audit Committee will receive an annual cash award of $10,000 for every full year in which he or she serves;

  •
  Each other non-employee director that serves as a member of the Audit Committee will receive an annual cash award of $5,000 for every full year in which he or she serves;

  •
  Annual cash awards shall be payable quarterly in four equal installments beginning on the date on which the annual meeting of stockholders is held. In the event that a non-employee director's directorship is terminated before completion of a full service year, the annual cash award will be prorated according to the time served during such service year;

  •
  Each non-employee director will receive $1,000 in cash for each Board or Committee meeting attended except if there are multiple meetings on the same day in which case the maximum payment will be $1,000;

  •
  Each non-employee director shall be reimbursed for reasonable, out-of-pocket expenses incurred in attending meetings of the Board or any committee thereof.

Option Vesting

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

Deferral

        Each non-employee director may elect to defer receipt of all or a portion of the cash otherwise payable. In the event such an election is made, the electing non-employee director will receive his or her cash in one or a series of distributions to commence as soon as practicable following the date of termination of his or her directorship. In the event a change in control occurs, all deferred cash is distributed to the electing non-employee director.

Compensation of Executive Officers

        The following table sets forth the compensation earned for services rendered to the Company in all capacities for the fiscal years ended December 31, 2003, 2002 and 2001 by the Company's Chief Executive Officer and its four next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2003 (the "Named Officers").

Long-Term Compensation
Annual Compensation
Name and Principal Position				Restricted Stock award ($)	Securities Underlying Options	All Other Compensation ($)(2)
	Year	Salary($)	Bonus($)(1)
Current Officers:
Michael R. Farese, Ph.D. President and Chief Executive Officer(3)	2003 2002 2001	350,000 282,702 —	40,000 250,000 —	— — —	— 2,000,000 —	6,000 — —
Javed S. Patel Senior Vice President, Sales and Marketing(4)	2003 2002 2001	221,932 78,565 —	23,000 8,000 —	— 75,000 —	— 600,000 —	6,000 2,357 —
Neil Morris, Ph.D. Chief Technical Officer(5)	2003 2002 2001	215,020 78,565 —	14,000 8,000 —	— — —	— 600,000 —	76,864 54,813 —
Fred J. Krupica Chief Financial Officer(6)	2003 2002 2001	200,044 7,694 —	22,000 — —	— — —	600,000 — —	13,500 — —
Thomas R. Kritzer Senior Vice President, Corporate Development	2003 2002 2001	200,200 200,200 200,200	10,000 24,024 —	— — —	— — 70,000	6,000 4,500 4,500

(1)
Bonus amounts for fiscal 2003 represent amounts paid to the executives for services performed during that period. Bonuses reflected in 2002 for Dr. Farese and Mr. Kritzer consisted of the following: (1) for Dr. Farese, $250,000 represents an aggregate bonus of which $70,000 was paid in 2002 and $180,000 was paid in 2003, (2) for Mr. Kritzer, $24,024 represents a bonus that was paid in 2002, the amount shown in the prior year's proxy was an estimate and was adjusted upon finalization.

(2)
Represents Company's annual contribution to the Named Executives 401(k) plan account. For Dr. Morris totals also include certain cost of living and relocation expenses in the amounts of $72,638 and $54,813 for fiscal years 2003 and 2002 respectively. Mr. Krupica's total for fiscal year 2003 also includes certain relocation expenses in the amount of $7,500. See Employment Contracts and Change in Control Arrangements.

(3)
Dr. Farese commenced employment with the Company during March 2002 when he assumed the position of President and Chief Executive Officer. Dr. Farese's compensation for fiscal year 2002 represents that portion of the year for which he was employed. See Employment Contracts and Change in Control Arrangements.

(4)
Mr. Patel commenced employment with the Company during August 2002 and compensation for fiscal year 2002 represents that portion of the year for which he was employed. See Employment Contracts and Change in Control Arrangements.

(5)
Dr. Morris commenced employment with the Company during August 2002 and compensation for fiscal year 2002 represents that portion of the year for which he was employed. See Employment Contracts and Change in Control Arrangements.

(6)
Mr. Krupica commenced employment with the Company during December 2002 and compensation for fiscal year 2002 represents that portion of the year for which he was employed. See Employment Contracts and Change in Control Arrangements.

        Option/SAR Grants in Last Fiscal Year.    The following table sets forth grants of options to purchase shares of Common Stock during the fiscal year ended December 31, 2003 to each of the Named Officers:

Individual Grants					Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation For Option Term
Name (a)	Number of Securities Underlying Options Granted (#) (b)	Percent Of Total Options Granted to Employees In Fiscal Year (c)	Exercise Price ($/Sh) (d)	Expiration Date (e)	5% ($) (f)	10% ($) (g)
Current Officers:
Michael R. Farese, Ph.D. President and Chief Executive Officer	—	—	—	—	—	—
Fred J. Krupica Chief Financial Officer	600,000	46.0%	$0.60	Dec-2012	$226,000	$574,000
Javed S. Patel Senior Vice President, Sales and Marketing	—	—	—	—	—	—
Thomas R. Kritzer Senior Vice President, Corporate Development	—	—	—	—	—	—
Neil Morris, Ph.D. Chief Technical Officer	—	—	—	—	—	—

        Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values.    The following table sets forth information with respect to the Named Officers concerning option exercises for the fiscal year ended December 31, 2003, and exercisable and unexercisable options held as of December 31, 2003:

Name	Shares Acquired On Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End(#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End($) Exercisable/Unexercisable
Current Officers:
Michael R. Farese, Ph.D. President and Chief Executive Officer	—	—	1,000,000 / 1,000,000	$2,150,000 / $2,150,000
Fred J. Krupica Chief Financial Officer	—	—	150,000 / 450,000	$667,500 / $2,002,500
Javed S. Patel Senior Vice President, Sales and Marketing	—	—	158,332 / 470,846	$679,500 / $2,020,600
Thomas R. Kritzer Senior Vice President, Corporate Development	—	—	564,779 / 788,000	$2,053,100 / $2,864,200
Neil Morris, Ph.D Chief Technical Officer			150,000 / 450,000	$638,300 / $1,914,800

Equity Compensation Plan Information

        Equity Compensation Table.    The following table sets forth information as of December 31, 2003, with respect WJ Communication's equity compensation plans.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Options Outstanding	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity Compensation Plans Approved by Stockholders(1)	12,233,856(2)	$1.88	3,930,635(3)
Equity Compensation Plans Not Approved by Stockholders(4)	115,000	$3.03	1,883,000

(1)
The equity compensation plans approved by stockholders are the 2000 Stock Incentive Plan and the amended and restated 2000 Non-Employee Director Stock Compensation Plan.

(2)
Of these shares 171,250 options were outstanding under the amended and restated 2000 Non-Employee Director Stock Compensation Plan and 12,062,606 were outstanding under the 2000 Employee Stock Incentive Plan.

(3)
Of these shares 3,656,791 shares are available for issuance under the 2000 Stock Incentive Plan and 273,844 shares are available for issuance under the amended and restated 2000 Non-Employee Director Plan.

(4)
The equity compensation plan not approved by stockholders is the 2001 Employee Stock Incentive Plan. Key provisions of the plan are:

•
The plan was adopted by the Board of Directors on May 23, 2001 and was effective on that date. The plan will terminate on May 23, 2011, however, awards outstanding at that time will not be affected or impaired by the plan's termination;

•
Participation is limited to employees or affiliates of the Company who are not directors or officers of the Company or any of its affiliates at the time a particular award is made;

•
Stock options granted may include incentive stock options, restricted stock, nonqualified stock options and stock appreciation rights or any combination thereof;

•
The plan shall be administered by the Board or any committee that has been designated by the Board;

•
The term of each stock option may in no event be more than 10 years; and

•
Upon a change of control transaction as described in the Plan, the committee may, in its sole discretion, do one or more of the following;

•
shorten the period during which stock options are exercisable, provided they remain exercisable for at least 30 days after the date notice of the shortening is given to the participants;

•
accelerate any vesting schedule to which a stock option or restricted stock award is subject;

•
arrange to have the surviving or successor entity or any parent entity thereof assume the restricted stock awards and the stock options or grant replacement options with appropriate adjustments in the exercise prices and adjustments in the number and kind of securities issuable upon exercise or adjustments so that the stock options or their replacements represent the right to purchase the shares of stock, securities or other property, including cash, as may be issuable or payable as a result of the change of control transaction with respect to or in exchange for the number of shares of Common Stock purchasable and receivable upon exercise of the stock options had such exercise occurred in full prior to the change of control transaction; or

•
cancel stock options or unvested stock awards upon payment to the participants in cash, with respect to each stock option or restricted stock award to the extent then exercisable or vested, including, if applicable, any stock options or restricted stock awards as to which the vesting schedule has been accelerated by decision of the compensation committee because of the change of control transaction, of an amount that is the equivalent of the excess of the fair market value of the Common Stock at the effective time of the change of control transaction over, in the case of stock options, the exercise price of the stock option.

Employment Contracts and Change in Control Arrangements

        Employment Agreement with Michael R. Farese Ph.D.    Under the employment agreement between the Company and Dr. Farese, effective as of February 28, 2002, Dr. Farese is employed to serve as the Company's Chief Executive Officer and President for a three-year period with automatic one-year extensions, unless either the Company or Dr. Farese gives no less than 90 days advance written notice of an intention not to extend the term. Dr. Farese's initial annual base salary was set at $350,000, which may be increased in the years following the first year of employment, but may not be decreased. Dr. Farese is eligible for an annual bonus with a target bonus equal to 100% of his annual base salary for each fiscal year if the Company meets business targets determined by it in good faith. Dr. Farese's employment agreement also provides for other benefits including the right to participate in fringe benefit plans, life and disability insurance plans, expense reimbursement, reimbursement for documented supplemental life insurance, club dues, estate and tax planning, and vacation in accordance with the Company's top management vacation policy.

        On March 4, 2002, the Company loaned Dr. Farese, $90,000 pursuant to a promissory note executed by Dr. Farese. Interest on the unpaid principal amount of the note shall accrue at an annual rate equal to one half of one percent (1/2%) above the applicable federal rate as defined under Section 12274(d) of the Internal Revenue Code. All unpaid principal and unpaid interest are due and payable in full on the third anniversary of the note. Dr. Farese paid the principal and unpaid interest on the note in full in May 2003.

        Under Dr. Farese's employment agreement, if his employment is terminated by him for good reason or by the Board of Directors without cause, or if the Board of Directors elects not to extend the employment period upon its expiration, Dr. Farese is entitled to receive:

  •
  150% of his annual base salary over the 60-day period immediately following such termination of employment; plus

  •
  for a one-year period after termination, benefits under the Company's benefit plans, or a cash payment sufficient to enable him to purchase comparable benefits in the case of benefit plans that do not permit such continued participation.

        Alternatively, if his employment is terminated within six months of the occurrence of a change of control, Dr. Farese is entitled to receive:

  •
  299% of his annual base salary over the 60-day period immediately following such termination of employment; plus

  •
  for a three-year period after termination, benefits under the Company's benefit plans, or a cash payment sufficient to enable him to purchase comparable benefits in the case of benefit plans that do not permit such continued participation.

        Dr. Farese's employment agreement also provides that during the 12-month period following any termination of his employment, Dr. Farese will not directly, indirectly or as an agent on behalf of or in conjunction with any person, firm, partnership, corporation or other entity:

  •
  hire, solicit, encourage the resignation of, or in any other manner seek to engage or employ any person who is then, or within the prior three months had been, an employee of the Company, whether or not for compensation and whether or not as an officer, consultant, adviser, independent sales representative, independent contractor or participant; or

  •
  contact, solicit, service or otherwise have any dealings related to the sale, manufacture, distribution, marketing or provision of products, components, equipment, hardware, other technology or services of any sort in the wireless communications industry or any other industry or business or prospective industry or business in which the Company participates or is contemplating participating in as of such termination in employment, with any person or entity with whom the Company has a current or known prospective business relationship or who is or was at the time of his employment with the Company, including any predecessor or successor entity a customer, vendor or client of the Company, or a known prospective customer, vendor or client, in each case such activity by Dr. Farese does or could reasonably be expected to have a material adverse effect on the relationship between the Company and any such third party.

        The employment agreement with Dr. Farese also provides for the protection of the Company's confidential information and for the ownership by the Company or the assignment to us of any employment-related inventions of Dr. Farese.

        Employment Agreements with Thomas R. Kritzer, Javed S. Patel, Neil Morris, and Fred J. Krupica. The Company entered into employment agreements with Thomas R. Kritzer, Javed S. Patel, Neil Morris and

Fred J. Krupica on January 31, 2000, August 12, 2002, August 12, 2002 and December 9, 2002 respectively. These agreements employ Messrs. Kritzer, Patel, Morris and Krupica to the executive offices set forth under the "Management-Executive Officers," and is substantially similar to that of Dr. Farese, except as follows:

  •
  Mr. Kritzer's initial annual base salary was set at $200,200. Mr. Patel's initial base salary was set at $210,000. Dr. Morris's initial base salary was set at $215,000. Mr. Krupica's initial base salary was set at $200,000;

  •
  Mr. Kritzer is eligible to receive an annual bonus up to 35% of annual base salary for each fiscal year if the Company meets specific business targets. Mr. Patel is eligible to receive an annual bonus up to 60% of annual base salary for each fiscal year if the Company meets specific business targets. Dr. Morris and Mr. Krupica are eligible to receive a quarterly bonus up to 60% of their quarterly base salary for each fiscal quarter if the Company meets specific business targets;

  •
  Dr. Morris, in addition to his compensation is eligible to receive a cost of living and relocation differential in the amount of $50,000 per year for each completed year of full-time employment with the Company up to a maximum of four (4) years. Furthermore, Dr. Morris received certain relocation and trip expenses necessarily incurred in relocating to the San Francisco Bay area;

  •
  Mr. Krupica received a temporary living benefit not to exceed $7500 in order to assist in finding suitable housing in the San Jose, California area;

  •
  The severance benefit payable to Messrs. Kritzer, Patel, Morris and Krupica upon the termination of employment for good reason, or by the Board of Directors without cause, or if the Board of Directors elects not to extend the employment period upon its expiration, is an amount equal to the annual base salary payable over the 12-month period immediately following such termination; or

  •
  The severance benefit payable to Messrs. Kritzer, Patel, Morris and Krupica upon the termination of employment within three months following a change of control is an amount equal to 150% of the annual base salary payable over the 12-month period immediately following such termination.

Compensation Committee Interlocks and Insider Participation

        Messrs. Paine, Robinson, and Thorn served as members of the Compensation Committee of the Company's Board of Directors during the fiscal year ended December 31, 2003. None of these individuals was an officer or employee of the Company or of any of its subsidiaries during the fiscal year ended December 31, 2003, or ever has been an officer of the Company or any of its subsidiaries. Messrs. Paine and Thorn are affiliated with Fox Paine. See Item 13 "Certain Relationships and Related Transactions" for information regarding Fox Paine.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table lists, as of April 23, 2004, information as to the beneficial ownership of Common Stock by (i) each of the Company's directors and nominee for directorship, (ii) each executive officer of the Company for whom information is given in the Summary Compensation Table under "Compensation of Executive Officers" below, (iii) all directors and executive officers as a group, and (iv) each person or entity believed by the Company to beneficially own more than five percent (5%) of the Common Stock outstanding. Except as otherwise indicated in the footnotes below, each beneficial owner has the sole power to vote and to dispose of all shares held by that holder. In each instance, information as to the number of shares owned and the nature of ownership has been provided by the individuals identified or described and is not within the direct knowledge of the Company.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Common Stock(2)
Fox Paine Capital, LLC(3)	25,492,044	42.5%
Fox Paine Capital Fund, L.P.(3)	24,155,413	40.2%
FPC Investors, L.P.(3)	358,422	*
Kopp Investment Advisors, LLC(4)	4,814,450	8.0%
W. Dexter Paine, III(5)	25,539,673	42.5%
Wray T. Thorn(6)	25,551,880	42.5%
Robert N. Lowe Jr.	—	*
Liane J. Pelletier	—	*
Bruce W. Diamond	—	*
Stavro E. Prodromou, Ph.D.	5,000	*
Dag F. Wittusen	—	*
Michael R. Farese, Ph.D.(7)	1,700,000	2.8%
Fred J. Krupica(8)	150,000	*
Javed S. Patel(9)	241,652	*
Thomas R. Kritzer(10)	940,351	1.6%
Neil Morris, Ph.D.(11)	150,000	*
*All directors and executive officers as a group (19 persons)(12)	30,238,174	47.3%

*
The percentage of shares beneficially owned does not exceed 1%.

(1)
Unless otherwise indicated, the address of each of the beneficial owners identified is c/o WJ Communications, Inc., 401 River Oaks Parkway, San Jose, California 95134.

(2)
Unless otherwise noted, each person has voting and investment power, with respect to all such shares. Based on 60,013,434 shares of Common Stock outstanding. Pursuant to the rules of the Securities and Exchange Commission, certain shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Fox Paine Capital, LLC ("Fox Paine Capital") is General Partner or Manager of Fox Paine Capital Fund, L.P. ("Fox Paine Capital Fund"), FPC Investors, L.P., WJ Coinvestment Fund I, LLC, WJ Coinvestment Fund II, LLC, WJ Coinvestment Fund III, LLC and WJ Coinvestment Fund IV, LLC and possesses voting and investment power over all shares of Common Stock held by each of these entities. As of April 13, 2004, Fox Paine Capital Fund owns 24,155,413 shares of Common Stock, or 42.4% of the outstanding Common Stock of the Company. Fox Paine Capital is not the record owner of any shares of Common Stock. Mr. Paine is a member of Fox Paine Capital and share voting power of Fox Paine Capital. Mr. Thorn is a member of Fox Paine Capital. None of the shares of Common

  Stock shown as beneficially owned by Messrs. Paine and Thorn are owned of record by these individuals. Each of Messrs. Paine and Thorn disclaims beneficial ownership of the shares of Common Stock owned by the entities of which Fox Paine Capital is General Partner or Manager, except to the extent of his pecuniary interest in those shares. The address of Fox Paine Capital, Fox Paine Capital Fund, FPC Investors, L.P. and Messrs. Paine, Thorn and Levin is c/o Fox Paine & Company, LLC, 950 Tower Lane, Suite 1950, Foster City, CA 94404.

(4)
As reported by Kopp Investment Advisors, LLC and related entities on Schedule 13G filed with the Securities and Exchange Commission on February 4, 2004. In its Schedule 13G, Kopp Investment Advisors, LLC states that as of December 31, 2003, it has sole voting power as to 2,920,600 shares, shared voting power as to no shares, sole dispositive power with respect to 1,900,000 shares and shared dispositive power with respect to 1,319,550 shares. In addition, Mr. LeRoy C. Kopp, who controls Kopp Holding Company, LLC which owns 100% of Kopp Investment Advisors, LLC, has sole voting power as to 1,594,900 shares, shared voting power as to no shares, sole dispositive power with respect to 1,594,900 shares and shared dispositive power with respect to no shares. The address of Kopp Investment Advisors, LLC and related entities is 7701 France Avenue South, Suite 500, Edina, MN 55435

(5)
Includes 25,492,044 shares beneficially owned as described in footnote 3 and 47,629 shares awarded to Mr. Paine under the amended and restated 2000 Non Employee Director Stock-Compensation Plan receipt of which has been deferred.

(6)
Includes 25,492,044 shares beneficially owned as described in footnote 3 and 59,836 shares awarded to Mr. Thorn under the amended and restated 2000 Non Employee Director Stock-Compensation Plan receipt of which has been deferred.

(7)
Represents 1,700,000 shares issuable to Dr. Farese subject to currently exercisable options.

(8)
Represents 150,000 shares issuable to Mr. Krupica subject to currently exercisable options.

(9)
Represents 70,822 shares held of record by Mr. Patel and 170,830 shares issuable subject to currently exercisable options.

(10)
Represents 384,072 shares held of record by Mr. Kritzer and 556,279 shares issuable subject to currently exercisable options.

(11)
Represents 150,000 shares issuable to Dr. Morris subject to currently exercisable options.

(12)
Includes shares deemed to be beneficially owned by Messrs. Paine, Thorn and Levin as a result of their relationships with and to Fox Paine Capital. Excluding such shares, all directors and executive officers as a group beneficially own 857,394 shares held of record and 3,888,736 shares issuable under currently exercisable options.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

        On January 31, 2000, Fox Paine Capital Fund, an investment fund managed by Fox Paine & Company, LLC ("Fox Paine & Company" or "Fox Paine"), became the controlling stockholder of the Company. Fox Paine Capital Fund acquired its controlling position in an all cash merger between FP-WJ Acquisition Corp. and the Company, then called Watkins-Johnson Company (the "Recapitalization Merger"), whereby Fox Paine Capital Fund and its co-investors paid a total of approximately $50.8 million for approximately 91.1% of the Common Stock of the Company (or $41.125 per pre-split share as the Common Stock was then constituted). Messrs. Paine and Thorn are affiliated with Fox Paine.

        As part of the Recapitalization Merger, the Company entered into a management agreement with Fox Paine & Company. Since the Recapitalization Merger, and for each subsequent year, the Company will pay

Fox Paine a fee in the amount of 1% of the Company's net income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (losses) of minority investments, calculated without regard to the fee. The Company believes the fee represents fair value for the services rendered by Fox Paine to the Company. In exchange for its management fee, Fox Paine assists the Company with its strategic planning, budgets and financial projections and helps the Company identify possible strategic acquisitions and recruit qualified management personnel. Fox Paine also assists in customer and supplier relationships on behalf of the Company and consults with the Company on various matters including tax planning and public relations strategies, economic and industry trends and executive compensation. Due to the Company's loss incurred in 2001 and 2002, no management fees were paid to Fox Paine for the years ended December 31, 2002 and December 31, 2003. The Company has agreed to reimburse Fox Paine for its expenses incurred in providing these services. The Company paid Fox Paine approximately $6,000, $82,000 and $25,000 for the reimbursement of expenses incurred by Fox Paine for the years ended December 31, 2003, December 31, 2002 and December 31, 2001, respectively.

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

        Fox Paine and The Watkins Trust exercised registration rights in connection with the secondary underwritten public offering that we completed January 28, 2004.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

        Aggregate fees billed to the Company for 2003 and 2002 by the Company's principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities") for professional services rendered for the audit of the Company's annual financial statements, the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q and the filing of Registration Statements with the Securities and Exchange Commission for those years were $248,687 and $213,197, respectively.

Audit-Related Fees

        Aggregate fees billed by the Deloitte Entities were for audit-related services $15,810 and $10,000 in 2003 and 2002, respectively.

Tax Fees

        Tax compliance and tax consulting services from the date that the Deloitte Entities were appointed as the Company's independent auditors through the remainder 2002 and throughout 2003 were $222,056 and $152,521, respectively. Prior to their appointment as the Company's independent auditors, the aggregate fees billed by the Deloitte Entities during 2002 for such services were $72,665.

All Other Fees

        Services rendered by the Deloitte Entities, for miscellaneous service other than the services described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees," were $33,958 for 2003. There were no fees related to 2002.

        The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence and has concluded that the non-audit services provided by the Deloitte Entities are compatible with maintaining the Deloitte Entities' independence.

Pre-Approval Policies and Procedures

        The Audit Committee approves in advance all audit and permissible non-audit services to be performed by the Company's independent auditors. The Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC's rules on auditor independence and has pre-approved certain specified audit and non-audit services to be provided by the Deloitte Entities for up to twelve (12) months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration. The Audit Committee pre-approved all of the services performed in 2003 by the Deloitte Entities relating to the "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees" described above as required by the Sarbanes-Oxley Act of 2002.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (c) Exhibits

          The following exhibits are filed with this Form 10-K/A.

      31.1
      Certification of Michael R. Farese, Chief Executive Officer (principal executive officer), pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

      31.2
      Certification of Fred J. Krupica, Chief Financial Officer (principal financial officer), pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 28th day of April 2004.

WJ COMMUNICATIONS, INC. (Registrant)
Date April 28, 2004	By:	/s/ MICHAEL R. FARESE, PH.D. Michael R. Farese, Ph.D. President and Chief Executive Officer

QuickLinks

TABLE OF CONTENTS
EXPLANATORY NOTE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES