Form 10-Q
period 2004-03-28
WJ COMMUNICATIONS INC
filed 2004-05-11
CIK 105006

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

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

Yes  ☐.  No  ☒.

As of May 7, 2004 there were 60,069,346 shares outstanding of the registrant’s common stock, $0.01 par value.

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

THREE MONTHS ENDED MARCH 28, 2004

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 28, 2004	March 30, 2003
Sales:
Semiconductor	$6,638	$5,503
Wireless	433	2,187
Fiber optics	—	1
Total sales	7,071	7,691

Cost of goods sold	3,195	4,798
Gross profit	3,876	2,893
Operating expenses:
Research and development	4,057	4,468
Selling and administrative	2,834	2,712
Amortization of deferred stock compensation (*)	58	35
Recapitalization merger	—	736
Restructuring	—	(21)
Total operating expenses	6,949	7,930
Loss from operations	(3,073)	(5,037)
Interest income	166	218
Interest expense	(25)	(12)
Other income—net	—	11
Loss before income taxes	(2,932)	(4,820)
Income tax benefit	(6,542)	(631)
Net income (loss).	$3,610	$(4,189)

Basic net income (loss) per share	$0.06	$(0.07)
Basic average shares	59,396	56,516

Diluted net income (loss) per share	$0.05	$(0.07)
Diluted average shares	67,476	56,516

(*)Amortization of deferred stock compensation is excluded from the following expenses:
Research and development	46	21
Selling and administrative	12	14
	$58	$35

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 28, 2004	March 30, 2003

Net income (loss)	$3,610	$(4,189)
Other comprehensive gain:
Unrealized holding gains on securities arising during the period net of reclassification adjustments	—	18
Comprehensive income (loss)	$3,610	$(4,171)

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 28, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,732	$10,900
Short-term investments	38,205	49,232
Receivables, net	5,684	4,559
Inventories	2,674	2,420
Other	1,576	1,983
Total current assets	76,871	69,094

PROPERTY, PLANT AND EQUIPMENT, net	9,860	10,504

OTHER ASSETS	217	222
	$86,948	$79,820

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,494	$3,125
Accrued liabilities	4,236	3,556
Income taxes payable	2,383	—
Restructuring accrual	4,388	3,665
Total current liabilities	13,501	10,346

Restructuring accrual	20,658	21,961
Income tax accrual	1,565	10,490
Other long-term obligations	757	784

Total liabilities	36,481	43,581

STOCKHOLDERS’ EQUITY:
Common stock	613	590
Treasury stock	(13)	(13)
Additional paid-in capital	190,788	180,163
Accumulated deficit	(140,509)	(144,118)
Deferred stock compensation	(404)	(375)
Other comprehensive loss	(8)	(8)
Total stockholders’ equity	50,467	36,239
	$86,948	$79,820

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 28, 2004	March 30, 2003
OPERATING ACTIVITIES:
Net income (loss)	$3,610	$(4,189)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	746	1,191
Amortization of deferred financing costs	11	3
Net loss on disposal of property, plant and equipment	—	93
Deferred income taxes	—	6,036
Restructuring	—	(21)
Amortization of deferred stock compensation	67	43
Stock based compensation.	—	16
Provision for (reduction in) allowance for doubtful accounts.	29	(118)
Amortization of discounts on short-term investments.	21	65
Net changes in:
Receivables	(1,153)	(747)
Inventories	(254)	1,071
Federal income tax receivable	—	(6,198)
Other assets	384	738
Restructuring liabilities	(580)	(491)
Accruals, accounts payable and income taxes payable	(6,502)	112
Net cash used in operating activities	(3,621)	(2,396)

INVESTING ACTIVITIES:
Purchase of short-term investments	(13,454)	(16,440)
Proceeds from sale and maturities of short-term investments	24,477	14,721
Purchases of property, plant and equipment	(102)	(60)
Proceeds on disposal of property, plant and equipment	—	7
Net cash provided by (used in) by investing activities	10,921	(1,772)

FINANCING ACTIVITIES:
Payments on long-term borrowings	(20)	—
Net proceeds from issuances of common stock	10,552	—
Net cash provided by financing activities	10,532	—

Net increase (decrease) in cash and equivalents	17,832	(4,168)
Cash and equivalents at beginning of period	10,900	43,524
Cash and equivalents at end of period	$28,732	$39,356

Other cash flow information:
Income taxes refunded, net	$—	$(470)
Interest paid	15	9

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 28, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of WJ Communications, Inc. (the “Company”) for the fiscal year ended December 31, 2003, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004.

The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

STOCK-BASED COMPENSATION — The Company accounts for stock-based compensation granted to employees and directors under the intrinsic value method as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

As required under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share have been estimated at the date of grant as if the Company had accounted for such awards under the fair value method of SFAS123 using the Black-Scholes option-pricing model.

The following table illustrates the effect on net income (loss) and net income (loss) per share had compensation cost for all of the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans, and amortized to expense over the vesting period of the awards consistent with the methodology prescribed under SFAS 123 (in thousands, except per share amounts):

	Three Months Ended
	March 28, 2004	March 30, 2003

Reported net income (loss)	$3,610	$(4,189)
Add: Total stock-based employee compensation expense included in reported net income (loss)	67	43
Deduct: Total stock-based employee compensation expense under fair value based method for all awards	(831)	(591)
Pro forma net income (loss)	$2,846	$(4,737)

Net income (loss) per basic share
As reported	$0.06	$(0.07)
Pro forma	$0.05	$(0.08)

Net income (loss) per diluted share
As reported.	$0.05	$(0.07)
Pro forma	$0.04	$(0.08)

2.     ORGANIZATION AND OPERATIONS OF THE COMPANY

WJ Communications, Inc. (formerly Watkins-Johnson Company, the “Company”) was founded in 1957 in Palo Alto, California. The Company was originally incorporated in California and reincorporated in Delaware in August 2000. For more than 45 years, the Company developed and manufactured radio frequency (“RF”) microwave devices for government electronics and space communications systems used for intelligence gathering and communication. In 1996, the Company began to develop commercial applications for its military technologies. The Company’s current operations design, develop and market innovative, high-performance products for both current and next generation wireless and broadband cable networks, defense and homeland security systems and radio frequency identification (“RFID”) systems worldwide. The Company’s products are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which address the RF challenges of these various systems.

3.     RECLASSIFICATIONS

Certain amounts for 2003 have been reclassified to conform with the 2004 presentation. Such reclassifications did not have any impact on net loss or stockholders’ equity.

4.     INVENTORIES

Inventories are stated at the lower of cost, using average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. Inventories at March 28, 2004 and December 31, 2003 consisted of the following (in thousands):

	March 28, 2004	December 31, 2003
Finished goods	$1,489	$1,257
Work in progress	654	647
Raw materials and parts	531	516
	$2,674	$2,420

5.     CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company invests in a variety of financial instruments such as money market funds, commercial paper and high quality corporate bonds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. At March 28, 2004, Richardson Electronics, Lucent Technologies and Celestica represented 53%, 11% and 12% of the total accounts receivable balance, respectively. At December 31, 2003, Richardson Electronics, Lucent Technologies and Celestica represented 61%, 10% and 10% of total accounts receivable balance, respectively. The accounts receivable percentage attributable to Lucent Technologies includes the accounts receivable from their manufacturing subcontractors. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

6.     RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, in January 2003, and a revised interpretation of FIN 46 (“FIN 46R”) in December 2003. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. The Company has not invested in any entities that management believes are variable interest entities for which the Company is the primary beneficiary. The adoption of FIN 46 and FIN 46R had no impact on the Company’s operating results or financial condition.

7.     BORROWING ARRANGEMENTS

In December of 2000, the Company entered into a revolving credit facility (“Revolving Facility”) with a bank, the terms of which were amended and restated in September 2003. Under the new terms, the Revolving Facility provides for a maximum credit extension of $20.0 million with a $15.0 million sub-limit to support letters of credit and matures on September 22, 2005. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at the Company’s option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires the Company to maintain certain financial ratios and contains limitations on, among other things, the Company’s ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission. The Company was in compliance with the covenants as of March 28, 2004. The Revolving Facility is secured by substantially all of the Company’s assets. As of March 28, 2004 and December 31, 2003, there were no outstanding borrowings under the Revolving Facility. The Company has letters of credit of $3.2 million outstanding as of March 28, 2004 against which no amounts have been drawn.

8.     STOCKHOLDERS’ EQUITY

On January 28, 2004, the Company completed a secondary underwritten public offering of 2,000,000 shares of common stock at $5.75 per share, resulting in net proceeds of $10.1 million.

In March 2003, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $2.0 million of the Company’s common stock. In October 2003, the Board approved an additional $2.0 million to expand its existing share repurchase program increasing the total amount authorized to $4.0 million. Purchases under the stock repurchase program may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. During the year ended December 31, 2003, approximately $2.8 million was utilized to purchase 1,340,719 shares of the Company’s common stock at a weighted average purchase price of $2.08 per share. All of the purchases were made on the Nasdaq National Market at prevailing open market prices using general corporate funds. The repurchases reduced the Company’s cash and interest income during the period and correspondingly reduced the number of the Company’s outstanding shares of common stock. As of March 28, 2004 approximately $1.2 million remains available under the stock repurchase plan. The Company did not repurchase any shares during the quarter ended March 28, 2004.

In May 2003, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock. Under the amendment, the Board has the authority to implement a reverse stock split at any time prior to the date of the Company’s next annual meeting of stockholders in 2004. In addition, the Board may, in its sole discretion, determine not to effect, and abandon, the reverse stock split without further action by its stockholders. The Board, may subsequently effect, in its sole discretion, the reverse stock split based upon a ratio of one-for-two, one-for-three, one-for-four, one-for-five, one-for-six, one-for-seven, one-for-eight, one-for-nine or one-for-ten. If the Board elects to effect a reverse stock split, the number of issued and outstanding shares of common stock would be reduced in accordance with an exchange ratio determined by our Board within the limits set forth by this amendment. Except for adjustments that may result from the treatment of fractional shares, each stockholder will hold the same percentage of the Company’s outstanding common stock immediately following the reverse stock split as such stockholder held immediately prior to the reverse stock split. The par value of the Company’s common stock would remain unchanged at $0.01 per share. The amendment does not change the number of the authorized shares of the Company’s common stock. At March 28, 2004, the proposed reverse stock split has not been effected.

STOCK OPTION PLANS—During 2000, the Company’s “2000 Stock Incentive Plan” and “2000 Non-Employee Director Stock Compensation Plan” (collectively the “Plans”) were adopted and approved by the Board and the Company’s stockholders. Under the Plans, the Company may grant incentive awards in the form of options to purchase shares of the Company’s common stock, restricted shares, common stock and stock appreciation rights to participants, which include non-employee directors, officers and employees of and consultants to the Company and its affiliates. On May 22, 2002, the Board approved the adoption of an amendment to the Company’s “2000 Stock Incentive Plan” to increase the number of shares of common stock authorized for issuance from 16,500,000 to 19,000,000 shares. This plan amendment did not affect any other terms of the “2000 Stock Incentive Plan.”  On May 29, 2003, the Board approved the adoption of an amendment to the Company’s “2000 Non-Employee Director Compensation Plan” to increase the number of shares of Common Stock authorized for issuance from 570,000 to 800,000, which was approved by the Company’s stockholders on July 15, 2003 at the Company’s Annual Meeting of Stockholders. Also on May 29, 2003, the Board approved the adoption of a second amendment to the Company’s “2000 Stock Incentive Plan” so that options granted to employees under the “2000 Stock Incentive Plan” will qualify as performance-based compensation under Internal Revenue Code Section 162(m) and thereby not be subject to a deduction limitation. Particularly, the amendment to the “2000 Stock Incentive Plan” provides that no employee or prospective employee shall be granted one or more options within any fiscal year which in the aggregate are for the purchase of more than 3,000,000 shares. The total number of shares of common stock authorized for issuance pursuant to the Plans is 19,800,000 shares.

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

As of March 28, 2004 the number of shares available for future grants under the above plans was 4,618,121. Stock options may include incentive stock options, nonqualified stock options or both, in each case, with or without stock appreciation rights.

9.     NET INCOME (LOSS) PER SHARE CALCULATION

Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods. The net income (loss) per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 28, 2004	March 30, 2003

Net income (loss)	$3,610	$(4,189)

Denominator for basic net income (loss) per share:
Weighted average shares outstanding	59,421	56,591
Less weighted average shares subject to repurchase	(25)	(75)
Weighted average shares outstanding	59,396	56,516

Denominator for diluted net income (loss) per share:
Weighted average shares outstanding	59,396	56,516
Effect of dilutive stock options	8,080	—
Diluted weighted average common shares	67,476	56,516

Basic net income (loss) per share	$0.06	$(0.07)

Diluted net income (loss) per share	$0.05	$(0.07)

For the three months ended March 28, 2004, the incremental shares from the assumed exercise of 703,550 of the Company’s stock options outstanding were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average share price for the quarter, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options. For the three months ended March 30, 2003, the incremental shares from the assumed exercise of 231,859 stock options were not included in computing the diluted per share amounts because the effect of such assumed conversion and issuance would be anti-dilutive. The Employee Stock Purchase Plan was suspended in November 2002 due to the Fox Paine Acquisition Proposal and therefore there were no shares related to contributions under the Employee Stock Purchase Plan as of March 28, 2004 or March 30, 2003.

10.  RESTRUCTURING CHARGES

During fiscal 2002 and 2001, the Company recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing its business. Such charges were established in accordance with EITF 94-3 and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” These charges include workforce reductions, consolidation of excess facilities and asset impairments as detailed in Note 10 of the Company’s Annual Report on Form 10-K as of December 31, 2003.

The following table summarizes restructuring accrual activity recorded during the years 2003, 2002 and 2001 and the three months ended March 28, 2004, respectively (in thousands):

	Workforce Reduction	Lease Loss	Asset Impairment	Total

Total charge	$786	$34,880	$8,364	$44,030
Additional charge (credit)	(21)	(184)	151	(54)
Non-cash charges	—	(5,470)	(8,515)	(13,985)
Cash payments	(512)	(3,853)	—	(4,365)
Balance at December 31, 2003	253	25,373	—	25,626

Non-cash charges	—	20	—	20
Cash payments	(80)	(520)	—	(600)
Balance at March 28, 2004	$173	$24,873	$—	$25,046

Of the accrued restructuring charge at March 28, 2004, the Company expects approximately $4.2 million of the lease loss and the remaining severance of $173,000 to be paid out over the next twelve months. As such, these amounts are recorded as current liabilities and the remaining $20.7 million to be paid out over the remaining life of the lease of approximately nine years is recorded as a long-term liability.

11.  BUSINESS SEGMENT REPORTING

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

	Three Months Ended
	March 28, 2004	March 30, 2003

Richardson Electronics Ltd (1)	$3,795	$3,438
Lucent Technologies, Inc. (2)	426	2,031
Celestica	1,094	147

(1) Richardson Electronics Ltd. is the sole worldwide distributor of the Company’s complete line of RF semiconductor products.

(2) Includes sales to Lucent Technologies, Inc. and sales to its manufacturing subcontractors.

Sales to unaffiliated customers by geographic area are as follows (in thousands):

	Three Months Ended
	March 28, 2004	March 30, 2003

United States	$4,527	$5,741
Export Sales from United States:
Europe	712	920
China	765	134
Other	1,067	896
Total	$7,071	$7,691

Long-lived assets located outside of the United States are insignificant.

12.  INCOME TAXES

The Company in accordance with SFAS No. 5 “Accounting for Contingencies” has established certain reserves for income tax contingencies.  These reserves relate to various tax years subject to audit by tax authorities including the Company’s Federal tax filings for 1996 to 2000 which are currently under examination.

Based on information received from the Internal Revenue Service related to their examination, the Company determined that certain reserves were no longer required.  Accordingly, during the quarter ended March 28, 2004 the Company reduced this reserve from $10.5 million to $4.0 million which resulted in an income tax benefit of $6.5 million.  Of the remaining $4.0 million, the Company expects that $2.4 million will be paid within the next twelve months and, as such, has classified it as a current liability on Condensed Consolidated Balance Sheet at March 28, 2004.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other disclosures included elsewhere in this Form 10-Q and our Annual Report filed on Form 10-K for the year ended December 31, 2003. Except for historic actual results reported, the following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. See “Special Notice Regarding Forward-looking Statements” above and “Risk Factors That May Affect Future Results” below for a discussion of certain factors that could cause future actual results to differ from those described in the following discussion.

OVERVIEW

We design, develop and market innovative, high-performance radio frequency (“RF”) semiconductor products that target the wireless communications, broadband cable, RF identification (“RFID”) and defense and homeland security markets. We have been designing RF devices for more than 45 years and have developed significant expertise in RF design, semiconductor process technology and component integration. With our team of engineering and technical employees experienced in the distinctive requirements of RF semiconductors, we seek to address the RF challenges in systems utilized in multiple markets.

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

WJ Communications, Inc. (formerly Watkins-Johnson Company, the “Company”) was founded in 1957 in Palo Alto, California, and for many years we focused on RF microwave devices for defense electronics and space communications systems. Beginning in the 1990s, we began applying our RF design, semiconductor technology and integration capabilities to address the growing opportunities for commercial communications products. We believe that our track record of designing high quality, reliable products and our long-standing relationships with industry-leading customers are important competitive advantages. We were originally incorporated in California and reincorporated in Delaware in August 2000.

Our principal executive offices are located at 401 River Oaks Parkway, California 95134, and our telephone number at that location is (408) 577-6200. Our Internet address is www.wj.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or SEC, filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The information contained on our website is not intended to be part of this report. Our common stock is listed on the Nasdaq National Market and traded under the symbol “WJCI”.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” SAB 104 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. Revenues from our distributor are recognized upon shipment based on the following factors:  our sales price is fixed and determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributor has separate economic substance, we have no obligation with respect to the resale of the distributor’s inventory, and we believe we can reasonably estimate the potential returns from our distributor based on their history and our visibility in the distributor’s success with its products and into the market place in general. We accrue for distributor right of return and price protection based on known events and historical trends. Through March 28, 2004 the amount of those reserves has not been material. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Write-down of Excess and Obsolete Inventory

We write down our inventory for estimated obsolete or unmarketable inventory for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Management specifically identifies obsolete products and analyzes historical usage, forecasted production based on a rolling eighteen month demand forecast, current economic trends and historical write-offs when evaluating the valuation of our inventory. Due to rapidly changing customer forecasts and orders, additional write-downs of excess or obsolete inventory, while not currently expected, could be required in the future. In addition, the sale of previously written down inventory could result from significant unforeseen increases in customer demand.

Income Taxes

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies” we have established reserves for income tax contingencies in the amount of $4.0 million. These reserves relate to various tax years subject to audit by tax authorities including our federal tax filings for 1996 to 2000 which are currently under examination. The reserves represent our best estimate of our liability of income taxes, interest and penalties. The actual liability could differ significantly from the amount of the reserve, which could have a material effect on our results of operations. During the three months ended March 28, 2004, we revised our estimated tax liability related to the audit of the Company’s 1996 through 2000 tax returns based on new information which resulted in a tax benefit of $6.5 million and reduced our reserve for income tax contingencies from $10.5 million to $4.0 million.

In addition, as part of the process of preparing our unaudited condensed consolidated financial statements, we are required to estimate our income tax provision (benefit) in each of the jurisdictions in which we operate. This process involves us estimating our current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our unaudited condensed consolidated balance sheet.

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

Restructuring

During fiscal 2002 and 2001, we recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing our business. Such charges were established in accordance with Emerging Issues Task Force Issue 94-3 (“EITF 94-3”) “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” These charges include abandoned leased properties comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and asset impairment charges on tenant improvements deemed no longer realizable. In determining these estimates, we make certain assumptions with regards to our ability to sublease the space and reflected offsetting assumed sublease income in line with our best estimate of current market conditions. Should there be a further significant change in market conditions, the ultimate losses on these could be higher and such amount could be material. During 2002, we recorded restructuring charges of $27.9 million related to restructuring activities initiated in 2002 and also recorded additional charges of $6.3 million related to restructuring activities initiated in 2001, primarily due to changes in estimated sublease income. During 2003, we revised our lease loss accrual downward for the four months of additional operation of our wafer fab and reduced facility costs at our other two abandoned facilities. This credit was largely offset by an additional lease loss accrual for reductions in estimated sublease occupancy and market rates.

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

CURRENT OPERATIONS

For The Period Ended March 28, 2004 Compared to March 30, 2003

Sales – We recognized $7.1 million and $7.7 million in sales for the three months ended March 28, 2004 and March 30, 2003, respectively. The decline in sales for the three month period primarily reflects the decline in our wireless assembly sales as these products near the end of their life cycle as well as our strategic decisions in 2002 to to focus on our competitive advantages and dedicate our resources to the RF semiconductor market by selling our wireless repeater and thin-film product lines.

Semiconductor sales for the first quarter ended March 28, 2004 totaled $6.6 million, representing 94% of total sales which was a $1.1 million or 21% increase in comparison to first quarter ended March 30, 2003 sales of $5.5 million, or 72% of total sales. Our semiconductor sales includes sales of RF semiconductor products as well as sales of our Thin-Film products which represents approximately $542,000 for the first three months of 2003. In May 2003 we sold our Thin-Film product line to M/A COM (a unit of Tyco Electronics). Our RF semiconductor sales increased $1.7 million or 34% to $6.6 million in the first quarter of 2004 from $5.0 million in the first quarter of 2003. This increase in our RF semiconductor sales related to an increase in the volume of our RF semiconductor products sold due, in part, to our introduction of over 55 new products and our increasing sales in Asia (particularly China, which accounted for 11% of total sales in the first quarter of 2004 compared to 2% in the first quarter of 2003). Based on our current backlog at March 28, 2004 and customer forecasts, we expect that our RF semiconductor sales in the second quarter of 2004 will increase from the $6.6 million of sales recorded during the first quarter of 2004.

Wireless assembly sales for the first quarter ended March 28, 2004 totaled $433,000, representing 6% of total sales and a decrease of $1.8 million or 80% from sales of $2.2 million  or 28% of total sales in the first quarter ended March 30, 2003. This decrease in wireless assembly sales related to a drop in the volume of our wireless assembly products sold as these products are nearing the end of their product life cycle. This decline in our wireless assembly sales caused the decline in our sales in the United States and contributed to the decline in our sales to Europe. As these products have reached the end of their product life cycle, they will not be a significant factor in our long term business. Aside from potential and infrequent “life time buys”, our focus will predominantly be repair and maintenance of the existing product base. During the first quarter of 2004 we have received one such “life time buy” order and expect wireless assembly sales to increase somewhat in the second and possibly third quarters of 2004 depending on raw material availability and units completed and delivered.

Cost of Goods Sold – Our cost of goods sold for the three months ended March 28, 2004 was $3.2 million, a decrease of $1.6 million or 33% as compared with cost of goods sold of $4.8 million in the three months ended March 30, 2003. As a percentage of sales, our cost of goods sold decreased to 45% in the first quarter of 2004 from 62% in the first quarter of 2003. This decrease in our cost of goods sold as a percentage of sales for the first quarter of 2004 primarily reflects the change in our product sales mix to a greater percentage of higher margin RF semiconductor products from relatively lower margin wireless assembly products. In addition, we have achieved improved margins on our RF semiconductor products as higher volume production has resulted in lower material costs and more effective utilization of facility capacity with only a marginal increase labor. In absolute dollars, the decrease in our cost of goods sold reflects the factors previously noted as well as the slight decrease in total sales.

We have continued to experience unabsorbed overhead costs related to the increased manufacturing infrastructure we put in place to support our customers’ demand in the second half of 2000. This increased infrastructure includes, among other things, a new manufacturing facility and investments in equipment. Our 2002 restructuring program mitigated our unabsorbed overhead through the write down of excess facilities and equipment, but we will still have fixed manufacturing costs that these efforts will not impact until we complete our transition to a fully outsourced business model. In addition, we typically generate a lower gross margin on new product introductions which we expect to be a higher percentage of our sales mix going forward. Over time, we typically become more efficient relative to new products through learning and increased volumes as well as through improved yields. New product lines also contain a greater degree of inventory risk due to uncertainty regarding a lack of visibility and predictability of customer demand and potential competition.

Research and Development – Our research and development expense for the three months ended March 28, 2004 was $4.1 million, a decrease of approximately $411,000 or 9% as compared with research and development expense of $4.5 million in the three months ended March 30, 2003. The decrease in absolute dollars in the first quarter of 2004 is primarily related to a decrease in labor and associated overhead as resources were temporarily redirected to support our manufacturing outsourcing effort. Research and development efforts for both periods were primarily attributable to spending on the development of RF semiconductor products. During the three months ended March 28, 2004 and March 30, 2003, research and development expenses were 57% and 58% as a percentage of sales, respectively. Product research and development is essential to our future success and we expect to continue to make investments in new product development and engineering talent. In 2004 we will focus our research efforts and resources on RF semiconductor development which target multiple growth markets such as RFID and defense and homeland security and while expanding our addressable market opportunities in wireless communications and broadband cable. We will also explore process capabilities of third party foundries and develop products under new process technologies such as SiGe BiCMOS. In absolute dollars, we expect our 2004 research and development expenditures to remain relatively constant with the prior year.

Selling and Administrative – Selling and administrative expense for the three months ended March 28, 2004 was $2.8 million or 40% of sales, an increase of approximately $122,000 or 4% as compared with selling and administrative expense of $2.7 million or 35% of sales in the three months ended March 30, 2003. The increase in absolute dollars is primarily related to a $179,000 increase in bonus expense, a $109,000 increase in legal fees resulting from additional corporate governance requirements and a $93,000 increase in commission costs due to increased sales of our RF semiconductor products. The first quarter of 2003 had benefited from the collection of $140,000 of receivables which had been reserved in a prior period. During the first quarter of 2004, we reserved $29,000 of receivables whose collection is doubtful. These increased costs were partially offset by a $213,000 decrease in severance, a $177,000 decrease in advertising and promotion expense and a $127,000 decrease in insurance premiums. As a percentage of sales, the increase in selling and administrative expense during the first quarter of 2004 reflects the factors noted above as well as the decrease in sales in the same period.

Recapitalization Merger – We incurred recapitalization merger expense of $736,000 in the first three months ended March 30, 2003 related to our consideration of the proposed Fox Paine transaction. On September 19, 2002, we announced the receipt of a proposal from an affiliate, Fox Paine & Company LLC (“Fox Paine”) to acquire all of the shares of our common stock held by unaffiliated stockholders for $1.10 per share in cash (the “Acquisition Proposal”). At that time, Fox Paine and its affiliates owned approximately 66% of our outstanding shares or approximately 37.0 million shares of a total of approximately 56.5 million shares outstanding. Our Board of Directors formed a special committee composed of two independent directors not affiliated with Fox Paine (the “Special Committee”) to review the Acquisition Proposal. These expenses include legal and financial consulting fees as well as compensation to the members of the Special Committee. On March 27, 2003, Fox Paine withdrew its Acquisition Proposal.

Interest Income – Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. Our interest income for the three months ended March 28, 2004 was $166,000, a decrease of approximately $52,000 or 24% as compared with interest income of $218,000 in the three months ended March 30, 2003. This decrease primarily resulted from a decrease in interest rates. On January 28, 2004, we completed a secondary offering whereby we sold 2,000,000 shares of common stock at $5.75 per share resulting in net proceeds of $10.1 million. Pending use of the net proceeds, we have invested them in short-term, interest-bearing, investment-grade securities which will increase interest income. This increase will be partially offset to the extent we continue to utilize our cash in the operation of our business. Additionally, our interest income will be impacted by changes in the market interest rates of our investments.

Income Tax Benefit – In the three months ended March 28, 2004 we recorded a tax benefit of $6.5 million resulting from a revision of our estimated tax liability related to the audit of the Company’s 1996 through 2000 tax returns. In the three months ended March 30, 2003 we recorded a one-time tax benefit of $631,000 related to an income tax refund of $480,000 from the State of Maryland as the result of amending our 1999 state tax return and an adjustment to our deferred tax asset of $151,000 for additional federal income tax refund determined after finalizing our 2002 carryback claim filed in the first quarter of 2003. Beginning in 2002, it was determined that it was not more likely than not that any additional deferred tax assets would be realized through the application of carryforward claims, thus we have not recorded income tax benefits on net operating losses in 2002 through the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at March 28, 2004 totaled $66.9 million, an increase of approximately $6.8 million or 11% compared to the balance of $60.1 million at December 31, 2003.

In December of 2000, we entered into a revolving credit facility (“Revolving Facility”) with a bank, the terms of which were amended and restated in September 2003. Under the new terms, the Revolving Facility provides for a maximum credit extension of $20.0 million with a $15.0 million sub-limit to support letters of credit and matures on September 22, 2005. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires us to maintain certain financial ratios and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission. The Revolving Facility is secured by substantially all of our assets. We were in compliance with the covenants as of March 28, 2004. As of December 31, 2003 and March 28, 2004, there were no outstanding borrowings under the Revolving Facility. The Company has letters of credit of $3.2 million outstanding as of March 28, 2004 against which no amounts have been drawn.

Net Cash Used by Operating Activities – Net cash used in operations was $3.6 million and $2.4 million in the three months ended March 28, 2004 and March 30, 2003, respectively. Net income (loss) in the three months ended March 28, 2004 and March 30, 2003 was $3.6 million and ($4.2) million, respectively.

Significant items impacting the difference between net income and cash flows from operations in the first quarter of 2004 were $1.6 million used in working capital and $6.5 million related to a decrease in our income tax liability. The $1.6 million used in working capital primarily relates to a $1.2 million increase in receivables and a $580,000 decrease in restructuring liabilities. Our receivables increased $1.2 million due to the majority of our shipments occurring within the last month of this quarter. The $580,000 decrease in restructuring liabilities primarily relates to payments against the remaining lease loss. The $6.5 million decrease in our income tax liability resulted from a revised estimate related to the audit of our 1996 through 2000 tax returns.

Significant items impacting the difference between net loss and cash flows from operations in the first quarter of 2003 were $5.1 million used by working capital and $6.0 million provided by the realization of deferred tax assets. The $5.1 million used by working capital primarily relates to a $6.2 million increase in federal income tax receivable, partially offset by $1.1 million decrease in inventories. The $6.2 million increase in federal income tax receivable is due to a reclassification from the deferred tax asset which relates to the realization of a refund claim generated by the carryback of our 2002 net operating loss. The decrease in inventories relate to the shipment in the first quarter of 2003 of wireless assembly product largely built but not completed in the fourth quarter of 2002.

Net Cash Provided (Used) by Investing Activities – Net cash provided by investing activities was $10.9 million in the first three months ended March 28, 2004. In the first quarter of 2004, we realized $24.5 million in proceeds from the sale and maturities of our short-term investments which was partially offset by $13.5 million used to purchase short-term investments. In the first three months of 2003, net cash used in investing activities was $1.7 million. In the first quarter of 2003 we used $16.4 million to purchase short-term investments which was partially offset by $14.7 million provided by the sale and maturities of our short-term investments. During 2004, we expect to invest approximately $1.0 to $2.0 million in capital expenditures of which approximately $102,000 was purchased in the first three months. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so throughout 2004.

Net Cash Provided by Financing Activities – Net cash provided by financing activities totaled $10.5 million in the three months ended March 28, 2004. In the first quarter of 2004, we received net proceeds of approximately $10.1 million related to our secondary public offering of 2.0 million newly issued shares of our common stock and approximately $368,000 from the sale of our common stock to employees through our option plans.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements except for certain operating leases. Our contractual obligations are set forth in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our annual report on Form 10-K for the year ended December 31, 2003. There have been no material changes to the disclosures therein in the first quarter ended March 28, 2004 except for a reduction in our reserves for income tax contingencies by $6.5 million based on the audit of our 1996 through 2000 tax returns. Of the remaining $4.0 million, we expect that $2.4 million will be paid within the next twelve months.

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

Expected Maturity Dates	Expected Maturity Amounts	Weighted Average Interest Rate
	(in thousands)
Cash equivalents:
2004	$27,050	1.00%
Short-term investments:
2004	38,205	1.07%
Fair value at March 28, 2004	$65,255

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

In the three months ended March 28, 2004 our sales were $7.1 million and we incurred an operating loss of $3.1 million. In addition, our sales for the year ended December 31, 2003 were $26.6 million compared to $40.2 million for 2002. The significant decrease in sales was due primarily to sharply reduced end-customer demand in many of the communications end-markets which our products address. We incurred an operating loss of $16.7 million for the year ended December 31, 2003.

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

Richardson Electronics, Ltd. is the sole worldwide distributor of our complete line of RF semiconductor products. This sole distributor is our largest semiconductor customer and our sales to Richardson Electronics, Ltd. represent 57% and 62% of our semiconductor sales for quarters ended March 28, 2004 and March 30, 2003, respectively. We cannot assure you that this exclusive relationship will improve sales of our semiconductor products or that it is the most effective method of distribution. If this sole distributor fails to successfully market and sell our products, our semiconductor sales could materially decline. Our agreement with this distributor does not require it to purchase our products and is terminable at any time. If this distribution relationship is discontinued, our RF semiconductor sales could materially decline.

We depend upon a small number of customers that account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a reduction of sales.

We depend on a small number of customers for a majority of our sales. We currently have two customers, Richardson Electronics, Ltd. and Celestica, which each accounted for more than 10% of our sales and in aggregate accounted for 69% of our sales for the quarter ended March 28, 2004. We had two customers, Richardson Electronics, Ltd. and Lucent Technologies, which each accounted for more than 10% of our sales and in aggregate accounted for 71% of our sales for the quarter ended March 30, 2003. Sales to Richardson Electronics accounted for 54% and 45% of our sales for the quarters ended March 28, 2004 and March 30, 2003, respectively. Sales to Celestica accounted for 15% of our sales for the quarter ended March 28, 2004. Sales to Lucent Technologies accounted for 26% of our sales for the quarter ended March 30, 2003, including sales to their manufacturing subcontractors. In addition, most of our sales result from purchase orders or from contracts that can be cancelled on short-term notice. Moreover, it is possible that our customers may develop their own products internally or purchase products from our competitors. We expect that our key customers will continue to account for a substantial portion of our revenue in 2004. The loss of or a reduction in orders from a significant customer for any reason could cause our sales to decrease.

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

We must continue to make significant investments in research and development to seek to develop product enhancements, new designs and technologies on a cost effective basis. If we are unable to develop and /or gain access to and introduce new products or enhancements in a timely and cost effective manner in response to changing market conditions or customer requirements, or if our new products do not achieve market acceptance, our sales could decline. Additionally, initial lower margins are typically experienced with new products under development.

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

The companies in our target markets face an extremely competitive environment. Some of the products we design and sell are customized to work with specific customers’ systems. If the companies with whom we establish business relations are not successful in building their systems, promoting their products, including new revenue-generating services, receiving requisite approvals and accomplishing the many other requirements for the success of their businesses, our growth will be limited. Furthermore, our customers may have difficulty obtaining parts from other suppliers causing these customers to cancel or delay orders for our products. In addition, we have limited ability to foresee the competitive success of our customers and to plan accordingly.

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

Throughout the last three years, the demand for telecom equipment has been very soft. This weakness in demand is currently projected to continue in 2004 and potentially beyond based on customer forecasts for the purchase of our products. If the markets for our products in broadband cable or wireless communications decline, fail to grow, or grow more slowly than we anticipate, the use of our products may be reduced and our sales could suffer.

If we or our outsourced manufacturers fail to accurately forecast component and material requirements, we could incur additional costs or experience product delays.

We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary products and/or components and materials. Lead times for components and materials that we, or our outsourced manufacturers, order can vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. To the extent that we rely on outsourced manufacturers, many of these factors will be outside of our direct managerial control. For substantial increases in production levels, our outsourced manufacturers and some suppliers may need six months or more lead time. As a result, we may be required to make financial commitments in the form of purchase commitments. We lack visibility into the finished goods inventories of our customers and the end-users. This lack of visibility impacts our ability to accurately forecast our requirements. If we overestimate our component, material and outsourced manufactured requirements, we may have excess inventory, which would increase our costs. An additional risk for potential excess inventory results from our volume purchase commitments with certain material suppliers, which can only be reduced in certain circumstances. Additionally, if we underestimate our component, material, and outsourced manufactured requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our sales and profitability. We have incurred, and may in the future incur, charges related to excess and obsolete inventory. These charges amounted to $129,000 in the three months ended March 28, 2004 and $251,000 in 2003, respectively. While these charges may be partially offset by subsequent sales of previously written-down inventory, there can be no assurance that any such sales will be significant. As we broaden our product lines we must outsource the manufacturing of or purchase a wider variety of components. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility of customer acceptance and potential competition. Both of these factors will contribute a higher level of inventory risk in our near future.

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

We expect to continue to rely on vendors, manufacturers and subcontractors located in Singapore, The Philippines, Malaysia, Taiwan and France. Additionally, we utilize vendors located in such countries in our semiconductor business to provide Gallium Arsenide (“GaAs”) wafers as raw material in our semiconductor fabrication, to fabricate certain products and to package the majority of our semiconductor die in plastic or ceramic. Accordingly, we will be subject to risks and challenges such as:

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

In the future, we may make acquisitions of and investments in new businesses, products and technologies or we may acquire operations that expand our manufacturing capabilities. If we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. As a result of the rapid pace of technological change, we may misgauge the long-term potential of the acquired business or technology or the acquisition may not be complementary to our existing business. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management’s attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could affect our profitability.

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

Recent news reports have asserted that some radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. If it were determined or perceived that RF emissions from wireless communications equipment create a health risk, the market for our wireless customers’ products and, consequently, the demand for our products could decline significantly.

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

•                  technological advances;

•                  our competitors’ response to our products; and

•                  our relationships with suppliers and customers.

In addition, we may require additional capital to accommodate planned growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

There are inherent risks associated with sales to our foreign customers.

We sell a significant portion of our product to customers outside of the United States. Sales to customers outside of the United States accounted for approximately 36% and 25% of our sales in quarters ended March 28, 2004 and March 30, 2003, respectively. We expect that sales to customers outside of the United States will continue to account for a significant portion of our sales. Although all of our foreign sales are denominated in U.S. dollars, such sales are subject to certain risks, including, among others, changes in regulatory requirements, the imposition of tariffs and other trade barriers, the existence of political, legal and economic instability in foreign markets, language and cultural barriers, seasonal reductions in business activities, our ability to receive timely payment and collect our accounts receivable, currency fluctuations, and potentially adverse tax consequences, which could adversely affect our business and financial results.

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

Our Annual Report on Form 10-K as of December 31, 2003, which includes the report of Arthur Andersen on our consolidated statements of operations, shareholders’ investment and cash flows for the year ended December 31, 2001 is incorporated by reference into our previously filed Registration Statements, File Nos. 333-52408, 333-66244 on Form S-8 and 333-110111 on Form S-3 (collectively, the “Registration Statements”). After reasonable efforts, we were unable to obtain Arthur Andersen’s consent to incorporate by reference into the Registration Statements its audit report with respect to the financial statements of the Company as of December 31, 2001 and the three years then ended. Under these circumstances, Rule 437(a) under the Securities Act of 1933, as amended, permits us to file our Form 10-K as of December 31, 2003 without such consent from Arthur Andersen. However, as a result, the absence of such consent may limit recovery by investors on certain claims, including the inability of investors to assert claims against Arthur Andersen under Section 11 of the Securities Act of 1933, as amended, for any untrue statements of a material fact contained, or any omissions to state a material fact required to be stated, in those audited financial statements. In addition, the ability of Arthur Andersen to satisfy any claims (including claims arising from Arthur Andersen’s provision of auditing and other services to us) may be limited as a practical matter due to recent events regarding Arthur Andersen.

Sales of substantial amounts of our common stock by Fox Paine and others, could adversely affect the market price of our common stock.

As of March 28, 2004, Fox Paine was the beneficial owner of 42.5% of our common stock which represents 25.5 million of our approximately 60.0 million outstanding shares of common stock. Sales of substantial amounts of our common stock into the public market by Fox Paine, or perceptions that those sales could occur, could adversely affect the prevailing market price of our common stock.

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

In addition, Fox Paine currently has the right, subject to various conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or for other stockholders. If Fox Paine exercises their registration rights in the future it could cause the price of our common stock to fall or preclude our common stock from rising.

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

Since Fox Paine no longer owns a majority of our shares, we are not a “controlled company” which will subject us to additional Nasdaq requirements.

Pursuant to recently adopted Nasdaq listing rules we were considered a “controlled company” because Fox Paine owned more than 50% of our common stock and as such we were not required to have a majority of our directors be independent directors. Fox Paine’s ownership interest dropped below 50% on January 28, 2004 and as a result, our board of directors will be required to be composed of a majority of independent directors no later than one year after we ceased to be a “controlled company”. There can be no assurance that there will be qualified persons available and willing to serve on our board of directors. If our Board is not composed of a majority of independent directors, we could be delisted by NASDAQ. In addition, changes in the composition of our board of directors could result in the following:

•                  a change in the composition of our board and its committees;

•                  changes in management;

•                  a change in strategic direction and/or our policies; and

•                  a loss of Fox Paine’s services to us.

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

In May 2003, our stockholders authorized our board of directors to implement a reverse stock split at their discretion in a range of one for two to one for ten. Our board has the authority to implement a reverse stock split at any time prior to the date of our next annual meeting of stockholders in 2004. There can be no assumption that our board will exercise its discretion to effect a reverse stock split. However, to the extent our stock price falls and our board exercises its discretion to proceed with a reverse stock split, the principal potential risks include:

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

As of March 28, 2004, Fox Paine & Company, LLC (“Fox Paine”) is the indirect beneficial owner of 42.5% of our outstanding share capital. As a result, Fox Paine has and will continue to have significant influence over the outcome of matters requiring stockholder approval, including:

•                  election of our directors and the directors of our subsidiaries;

•                  amending our charter or by-laws; and

•                  agreeing to or preventing mergers, consolidations or the sale of all or substantially all our assets or our subsidiaries’ assets.

Fox Paine’s significant ownership interest could also delay, prevent or cause a change in control relating to us which could adversely affect the market price of our common stock.

Fox Paine’s significant ownership interest could also subject us to a class action lawsuit which could result in substantial costs and divert our management’s attention and financial resources from more productive uses. Fox Paine, on September 18, 2002, made a proposal to acquire all of the shares held by unaffiliated stockholders, which was subsequently withdrawn on March 27, 2003. Prior to Fox Paine’s withdrawal of such proposal, four lawsuits, three of which were purported class action lawsuits, were filed against us and Fox Paine in connection with such proposal. Among other things, these lawsuits sought an injunction against the consummation of the proposal and an award of unspecified compensatory damages. These lawsuits were voluntarily dismissed after Fox Paine’s withdrawal of such proposal without any consideration being required to be paid to the plaintiff’s and each party was obligated to bear its own attorney’s fees, costs and expenses. We can make no assurance, however, that Fox Paine will not at some point in the future make another proposal regarding us and, if so, what the terms and outcome of such proposal might be. If Fox Paine were in the future to make a proposal involving us then, depending on the terms of such proposal, the resulting transaction could result in litigation which could adversely affect our business or our stock price.

In addition, Fox Paine receives management fees from us which could influence their decisions regarding us. Under our management agreement with Fox Paine, we are obligated to pay Fox Paine a fee in the amount of 1% of the prior year’s income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (losses) of minority investments, calculated without regard to the fee. Due to our losses incurred, we have not been required to pay management fees to Fox Paine since 2001. We have also agreed to reimburse Fox Paine for its expenses and have reimbursed Fox Paine approximately $57,000 in the three months ended March 28, 2004 and $6,000, $82,000 and $25,000 in 2003, 2002 and 2001, respectively.

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

Our stock price is highly volatile.

The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering in August, 2000, through March 28, 2004, our common stock has traded at prices as low as $0.560 and as high as $59.875 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

In addition, the market prices of securities on the NASDAQ National Market and that of our customers and competitors have been especially volatile. This volatility has significantly affected the market prices of securities for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. If we were the object of a securities class action litigation, it could result in substantial losses and divert management’s attention and resources from other matters.

We do not expect to pay any dividends for the foreseeable future.

Although we had cash, cash equivalents and short-term investments of approximately $66.9 million at March 28, 2004, we do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not invest in our common stock.

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

Item 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) Issuer Purchases of Equity Securities

In March 2003, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $2.0 million of the Company’s common stock. In October 2003, the Board approved an additional $2.0 million to expand its existing share repurchase program increasing the total amount authorized to $4.0 million. Purchases under the stock repurchase program may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. During the year ended December 31, 2003, approximately $2.8 million was utilized to purchase 1,340,719 shares of the Company’s common stock at a weighted average purchase price of $2.08 per share. All of the purchases were made on the Nasdaq National Market at prevailing open market prices using general corporate funds. The repurchases reduced the Company’s cash and interest income during the period and correspondingly reduced the number of the Company’s outstanding shares of common stock. As of March 28, 2004 approximately $1.2 million remains available under the stock repurchase plan. The Company did not repurchase any shares during the quarter ended March 28, 2004.

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

(b)         Reports on Form 8-K during the quarter ended March 28, 2004.

On January 8, 2004 the Company filed a Rule 424(b)(5) preliminary prospectus supplement and accompanying preliminary prospectus with the Securities and Exchange Commission in connection with its shelf Registration Statement on Form S-3 (File No. 333-110111). On January 8, 2004 the Company issued a press release announcing its intention to offer 2 million newly issued shares of common stock and the intention of certain selling stockholders to offer 10 million currently outstanding shares of common stock in an underwritten public offering under its previously filed shelf Registration Statement on Form S-3 (File No. 333-110111) which was declared effective by the Securities and Exchange Commission on December 29, 2003. On January 8, 2004, the Company issued a press release announcing its preliminary fourth quarter results. These events were reported in the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2004.

On January 22, 2004 the Company filed as an exhibit to this Form 8-K, a form of underwriting agreement among the Company, the selling stockholders and J.P. Morgan Securities Inc., as representative of the several underwriters. The agreement is incorporated by reference and into the Company’s registration statement (File No. 333-110111) that was declared effective by the Securities and Exchange Commission on December 29, 2003. This exhibit was filed in the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2004.

On January 23, 2004 the Company issued a press release announcing the pricing of its underwritten public offering of 2 million newly issued shares of common stock at a public offering price of $5.75 per share under its previously filed shelf Registration Statement on Form S-3 (Registration No. 333-110111) which was declared effective by the Securities and Exchange Commission on December 29, 2003. On January 23, 2004, the Company issued a press release announcing its revised preliminary fourth quarter results. These events were reported in the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2004.

On January 28, 2004 the Company issued a press release announcing the closing of the previously announced underwritten public offering of its 2 million newly issued shares of common stock at $5.75 per share which resulted in gross proceeds to the Company of approximately $11.5 million. In addition, certain selling stockholders, including the Company’s controlling stockholder Fox Paine Capital Fund, L.P., closed on 12.49 million currently outstanding shares of common stock in the underwritten public offering, at the same price, which included 1.89 million shares the underwriters elected to purchase prior to the closing pursuant to its over-allotment option. This event was reported in the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2004.

On February 3, 2004 the Company issued a press release relating to its financial results for the quarterly period and year ended December 31, 2003. This event was reported in the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 11th day of May 2004.

WJ COMMUNICATIONS, INC.
(Registrant)

Date	May 11, 2004	By:	/s/ MICHAEL R. FARESE, Ph.D.
Michael R. Farese, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date	May 11, 2004	By:	/s/ FRED J. KRUPICA
Fred J. Krupica
Chief Financial Officer
(principal financial officer)