Form 10-Q
period 2004-06-27
WJ COMMUNICATIONS INC
filed 2004-08-11
CIK 105006

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

As of August 2, 2004 there were 60,816,346 shares outstanding of the registrant’s common stock, $0.01 par value.

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

WJ COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS AND SIX MONTHS ENDED JUNE 27, 2004

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Sales:
Semiconductor	$7,105	$3,510	$13,742	$9,013
Wireless	1,309	1,974	1,743	4,161
Fiber optics	—	—	—	1
Total sales	8,414	5,484	15,485	13,175

Cost of goods sold	3,308	3,571	6,503	8,370
Gross profit	5,106	1,913	8,982	4,805
Operating expenses:
Acquired in-process research and development	8,500	—	8,500	—
Research and development	4,085	4,281	8,142	8,749
Selling and administrative	2,941	2,687	5,775	5,398
Amortization of deferred stock compensation (*)	63	20	121	54
Recapitalization merger	—	35	—	772
Restructuring charges (reversals)	(430)	—	(430)	(21)
Total operating expenses	15,159	7,023	22,108	14,952
Loss from operations	(10,053)	(5,110)	(13,126)	(10,147)
Interest income	155	195	320	414
Interest expense	(28)	(38)	(53)	(50)
Other income—net.	—	1,084	—	1,094
Loss before income taxes	(9,926)	(3,869)	(12,859)	(8,689)
Income tax benefit	—	(16)	(6,542)	(647)
Net loss	$(9,926)	$(3,853)	$(6,317)	$(8,042)

Basic and diluted net loss per share	$(0.16)	$(0.07)	$(0.11)	$(0.14)
Basic and diluted average shares	60,254	56,354	59,832	56,434

(*) Amortization of deferred stock Compensation is excluded from the following expenses:
Research and development	$46	$10	$92	$31
Selling and administrative	17	10	29	23
	$63	$20	$121	$54

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net loss	$(9,926)	$(3,853)	$(6,317)	$(8,042)
Other comprehensive gain:
Unrealized holding gains(losses) on securities arising during the period net of reclassification adjustments	(11)	—	(10)	18

Comprehensive loss	$(9,937)	$(3,853)	$(6,327)	$(8,024)

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 27, 2004	December 31, 2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,069	$10,900
Short-term investments	25,567	49,232
Receivables, net	5,906	4,559
Inventories	5,133	2,420
Other	1,451	1,983
Total current assets	65,126	69,094

PROPERTY, PLANT AND EQUIPMENT, net	10,380	10,504

Goodwill	1,817	—
Other assets	414	222
	$77,737	$79,820

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,382	$3,125
Accrued liabilities	3,749	3,556
Income taxes payable	1,931	—
Restructuring accrual	4,382	3,665
Total current liabilities	12,444	10,346

Restructuring accrual	19,682	21,961
Income tax accrual	1,565	10,490
Other long-term obligations	758	784

Total liabilities	34,449	43,581

STOCKHOLDERS’ EQUITY:
Common stock	622	590
Treasury stock	(13)	(13)
Additional paid-in capital	193,497	180,163
Accumulated deficit	(150,435)	(144,118)
Deferred stock compensation	(364)	(375)
Other comprehensive loss	(19)	(8)
Total stockholders’ equity	43,288	36,239
	$77,737	$79,820

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 27, 2004	June 29, 2003
OPERATING ACTIVITIES:
Net loss	$(6,317)	$(8,042)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,385	2,405
Acquired in-process research and development	8,500	—
Amortization of deferred financing costs	21	13
Net loss on disposal of property, plant and equipment	—	91
Gain on sale of product line	—	(1,084)
Deferred income taxes	—	6,036
Restructuring	(430)	(21)
Amortization of deferred stock compensation	146	70
Stock based compensation	—	50
Provision for (reduction in) allowance for doubtful accounts	49	(302)
Write-off of uncollectible accounts to allowance	(5)	(2)
Amortization of discounts on short-term investments	132	43
Net changes in:
Receivables	(1,391)	302
Inventories	(674)	938
Other assets	713	1,173
Restructuring liabilities	(1,133)	(1,016)
Income taxes payable	(6,994)	—
Accruals and accounts payable	(535)	(297)
Net cash provided by (used in) operating activities	(6,533)	357

INVESTING ACTIVITIES:
Purchase of short-term investments	(33,977)	(20,927)
Proceeds from sale and maturities of short-term investments	57,328	33,647
Purchases of property, plant and equipment	(136)	(547)
Acquisition of EiC and related costs	(11,196)	—
Proceeds on disposal of property, plant and equipment	—	7
Proceeds from sale of product line	—	181
Net cash provided by investing activities	12,019	12,361

FINANCING ACTIVITIES:
Payments on long-term borrowings	(65)	(32)
Repurchase of common stock	—	(526)
Net proceeds from issuances of common stock	10,748	—
Net cash provided by (used in) financing activities	10,683	(558)

Net increase in cash and cash equivalents	16,169	12,160
Cash and cash equivalents at beginning of period	10,900	43,524
Cash and cash equivalents at end of period	$27,069	$55,684

Other cash flow information:
Income taxes paid (refunded), net	$452	$(6,678)
Interest paid	32	37
Issuance of common stock for EiC acquisition	2,484	—

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 27, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

The following table illustrates the effect on net loss and net loss per share had compensation cost for all of the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans, and amortized to expense over the vesting period of the awards consistent with the methodology prescribed under SFAS 123 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Reported net loss	$(9,926)	$(3,853)	$(6,317)	$(8,042)
Add: Total stock-based employee compensation expense included in reported net loss	79	28	146	70
Deduct: Total stock-based employee compensation expense under fair value based method for all awards	(1,395)	(575)	(2,176)	(1,166)
Pro forma net loss	$(11,242)	$(4,400)	$(8,347)	$(9,138)

Net loss per basic and diluted share
As reported	$(0.16)	(0.07)	(0.11)	(0.14)
Pro forma	$(0.19)	(0.08)	(0.14)	(0.16)

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

In June 2004, the Company completed its acquisition of the wireless infrastructure business and associated assets from EiC Corporation, a California corporation and EiC Enterprises Limited (together “EiC”). EiC designs, develops, manufactures and sells proprietary radio frequency integrated circuits (“RFICs”) primarily for wireless communications products. The Company believes that the addition of EiC’s technical expertise further enhances its strategy of offering customers a leading infrastructure RFIC product portfolio.

3.      ACQUISITION

On June 18, 2004, the Company completed its acquisition of the wireless infrastructure business and associated assets from EiC. The aggregate purchase price was $13.7 million which included payments of cash of $10.0 million, the issuance of 737,000 shares of the Company’s common stock valued at $2.5 million and acquisition costs of $1.2 million (including $700,000 paid to a related party for investment banking services in connection with the acquisition). In connection with the acquisition, $1.5 million in cash and 294,118 shares of common stock have been held in escrow as security against certain financial contingencies. The outstanding balance of the escrow account less any properly noticed unpaid or contested amounts will be distributed within five days after March 31, 2005. The Company has agreed to file a registration statement no later than six months after the closing registering for resale by the seller of up to 442,882 shares of the Company’s common stock issued in the acquisition. In addition to the closing consideration, EiC may be entitled to further consideration of up to $14.0 million in cash and shares of the Company’s common stock if certain revenue and gross margin targets are achieved by March 31, 2005 and March 31, 2006. The fair value of the Company’s common stock was determined based on the average closing price per share of the Company’s common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (June 21, 2004). The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), and accordingly the Company’s consolidated financial statements from June 18, 2004 include the impact of the acquisition. The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Property and equipment	$1,124
Inventory	2,038
In-process research and development	8,500
Developed technology	200
Goodwill	1,817
Total purchase price	$13,679

The acquisition was accounted for as a purchase transaction, and accordingly, the assets of EiC were recorded at their estimated fair values at the date of the acquisition. With the exception of the goodwill and acquired in-process research and development (“IPRD”), the identified intangible assets will be amortized on a straight-line basis over their estimated useful lives, with a weighted average life of approximately five years. The amounts contained in the purchase price allocation may change as additional information becomes available regarding the assets acquired. In particular, the Company has a 60 day evaluation period for the inventory acquired. The purchase price allocations are expected to be finalized in the third quarter of 2004.

A portion of the purchase price, $8.7 million, was allocated to developed and core technology and in-process research and development (“IPRD”). Developed and core technology and IPRD were identified and valued through extensive interviews, analysis of data provided by EiC Corporation concerning developmental products, their stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The income approach method was the primary technique utilized in valuing the developed and core technology and IPRD. Under the income approach, fair value reflects the present value of the projected cash flows that are expected to be generated by the products incorporating the current technologies.

Developmental projects that reached technological feasibility were classified as developed and core technology, and the $200,000 value assigned to developed technology was capitalized to be amortized using the straight-line method over a weighted-average period of five years. Developmental projects that had not reached technological feasibility, and had no future alternative uses were classified as IPRD. The $8.5 million value allocated to projects that were identified as IPRD was charged to acquired in-process research and development in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 27, 2004.  The value assigned to IPRD comprises the following projects: 12V heterojunction bipolar transistor (“HBT”) power amplifiers ($1.5 million) and 28V HBT high power amplifiers ($7.5 million).

The nature of the efforts required to develop the acquired IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

In valuing the IPRD, the Company considered, among other factors, the importance of each project to the overall development plan, the projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using an after-tax discount rate of 25%. This discount rate was determined after consideration of the Company’s weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

As part of the acquisition, the Company entered into a sublease with EiC Corporation for 28,160 square feet of space at their facility in Fremont, California.  This sublease expires in December 2004 and then converts into a month to month lease thereafter.  The minimum future sublease payments are $118,000.

4.      GOODWILL AND INTANGIBLE ASSETS

In connection with the acquisition of the wireless infrastructure business and associated assets from EiC, the Company recorded $1.8 million of goodwill. This goodwill was based upon the values assigned to the transactions at the time they were announced in June 2004 in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The changes in the carrying value of goodwill for the six months ended June 27, 2004 are as follows (in thousands):

Fiscal year:
Balance as of December 31, 2003	$0
Purchased goodwill	1,817
Balance as of June 27, 2004	$1,817

Intangible assets are recorded at cost, less accumulated amortization. Intangible assets as of June 27, 2004 consist of purchased technology of $200,000. Amortization is computed using the straight-line method over a weighted-average period of five years for purchased technology. The Company expects that annual amortization of acquired intangible assets to be as follows (in thousands):

Fiscal year:
2004	$20
2005	40
2006	40
2007	40
2008	40
2009	20
Total amortization	$200

5.      UNAUDITED PRO FORMA RESULTS OF OPERATIONS

The following unaudited pro forma consolidated financial data represents the combined results of operations as if EiC’s wireless infrastructure business had been combined with the Company at the beginning of the respective period. This pro forma financial data includes the straight line amortization of intangibles over their respective estimated useful lives and excludes the write-off of IPRD (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net sales	$9,480	$6,234	$17,871	$14,613
Loss from operations	$(2,359)	$(5,942)	$(6,165)	$(12,261)
Net loss	$(2,260)	$(4,712)	$591	$(10,213)

Basic net income (loss) per share	$(0.04)	$(0.08)	$0.01	$(0.18)
Basic average shares	60,910	57,091	60,528	57,171

Diluted net income (loss) per share	$(0.04)	$(0.08)	$0.01	$(0.18)
Diluted average shares	60,910	57,091	67,576	57,171

These results do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the respective periods or the results of operations which may occur in future periods.

6.      RECLASSIFICATIONS

Certain amounts for 2003 have been reclassified to conform with the 2004 presentation. Such reclassifications did not have any impact on net loss or stockholders’ equity.

7.      INVENTORIES

Inventories are stated at the lower of cost, using average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. Inventories at June 27, 2004 and December 31, 2003 consisted of the following (in thousands):

	June 27, 2004	December 31, 2003
Finished goods	$2,330	$1,257
Work in progress	2,226	647
Raw materials and parts	577	516
	$5,133	$2,420

8.      CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company invests in a variety of financial instruments such as money market funds, commercial paper and high quality corporate bonds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. At June 27, 2004, Richardson Electronics, Lucent Technologies and Celestica represented 46%, 16% and 10% of the total accounts receivable balance, respectively. At December 31, 2003, Richardson Electronics, Lucent Technologies and Celestica represented 61%, 10% and 10% of total accounts receivable balance, respectively. The accounts receivable percentage attributable to Lucent Technologies includes the accounts receivable from their manufacturing subcontractors. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

9.      STOCKHOLDERS’ EQUITY

On January 28, 2004, the Company completed a secondary underwritten public offering of 2,000,000 shares of common stock at $5.75 per share, resulting in net proceeds of $10.1 million.

In March 2003, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $2.0 million of the Company’s common stock. In October 2003, the Board approved an additional $2.0 million to expand its existing share repurchase program increasing the total amount authorized to $4.0 million. Purchases under the stock repurchase program may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. During the year ended December 31, 2003, $2.8 million was utilized to purchase 1,340,719 shares of the Company’s common stock at a weighted average purchase price of $2.08 per share. All of the purchases were made on the Nasdaq National Market at prevailing open market prices using general corporate funds. The repurchases reduced the Company’s cash and interest income during the period and correspondingly reduced the number of the Company’s outstanding shares of common stock.  This stock repurchase program ended as of the annual shareholder meeting on July 22, 2004.  On July 27, 2004 the Company announced that its Board of Directors has authorized the repurchase of up to $2.0 million of the Company’s common stock. The new program is effective immediately and replaces all previous plans.

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

As of June 27, 2004 the number of shares available for future grants under the above plans was 4,106,121. Stock options may include incentive stock options, nonqualified stock options or both, in each case, with or without stock appreciation rights.

10.    NET LOSS PER SHARE CALCULATION

Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods. The net loss per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net loss	$(9,926)	$(3,853)	$(6,317)	$(8,042)

Denominator for basic net loss per share:
Weighted average shares outstanding	60,267	54,416	59,851	56,503
Less weighted average shares subject to repurchase	(13)	(62)	(19)	(69)
Weighted average shares outstanding	60,254	56,354	59,832	56,434

Denominator for diluted net loss per share:
Weighted average shares outstanding	60,254	56,354	59,832	56,434
Effect of dilutive stock options	—	—	—	—
Diluted weighted average common shares	60,254	56,354	59,832	56,434

Basic and diluted loss per share	$(0.16)	$(0.07)	$(0.11)	$(0.14)

The incremental shares from the assumed exercise of 13,912,586 and 15,426,737 stock options for the periods ended June 27, 2004 and June 29, 2003, respectively, were not included in computing the diluted per share amounts because the effect of such assumed conversion and issuance would be anti-dilutive as the Company recorded a net loss for both periods.

11.    RESTRUCTURING CHARGES

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

During the quarter ended June 27, 2004, the Company decided to delay the closure of its internal wafer fabrication facility for a minimum of three months as management assesses the integration of the EiC acquisition into existing operations.  As such, the additional three months of rent and facility costs will be incurred as an operating expense which resulted in an approximate $430,000 reduction in the lease loss accrual which was recorded in the three and six months ended June 27, 2004.

The following table summarizes restructuring accrual activity recorded during the years 2003, 2002 and 2001 and the six months ended June 27, 2004, respectively (in thousands):

	Workforce Reduction	Lease Loss	Asset Impairment	Total

Total charge	$786	$34,880	$8,364	$44,030
Additional charge (reversals)	(21)	(184)	151	(54)
Non-cash charges	—	(5,470)	(8,515)	(13,985)
Cash payments	(512)	(3,853)	—	(4,365)
Balance at December 31, 2003	253	25,373	—	25,626

Reversals	—	(430)	—	(430)
Non-cash charges	—	18	—	18
Cash payments	(168)	(982)	—	(1,150)
Balance at June 27, 2004	$85	$23,979	$—	$24,064

Of the accrued restructuring charge at June 27, 2004, the Company expects $4.3 million of the lease loss and the remaining severance of $85,000 to be paid out over the next twelve months. As such, these amounts are recorded as current liabilities and the remaining $19.7 million to be paid out over the remaining life of the lease of approximately seven years is recorded as a long-term liability.

12.    BUSINESS SEGMENT REPORTING

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

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Richardson Electronics Ltd (1)	$3,978	$1,426	$7,774	$4,864
Lucent Technologies, Inc. (2)	1,296	1,962	1,722	3,994
Celestica	1,034	117	2,128	264

(1) Richardson Electronics Ltd. is the sole worldwide distributor of the Company’s complete line of RF semiconductor products.

(2) Includes sales to Lucent Technologies, Inc. and sales to its manufacturing subcontractors.

Sales to unaffiliated customers by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

United States	$5,557	$3,237	$10,084	$8,978
Export sales from United States:
Europe	645	532	1,358	1,453
China	798	560	1,563	694
Other	1,414	1,155	2,480	2,050
Total	$8,414	$5,484	$15,485	$13,175

Long-lived assets located outside of the United States are insignificant.

13.    INCOME TAXES

The Company in accordance with SFAS No. 5 “Accounting for Contingencies” has established certain reserves for income tax contingencies. These reserves relate to various tax years subject to audit by tax authorities including the Company’s Federal tax filings for 1996 to 2000 which are currently under examination.

Based on information received from the Internal Revenue Service related to their examination, the Company determined that certain reserves were no longer required. Accordingly, during the six months ended June 27, 2004, the Company reduced this reserve from $10.5 million to $4.0 million which resulted in an income tax benefit of $6.5 million. Of the remaining $4.0 million, the Company expects that $2.4 million will be paid within the next twelve months and, as such, has classified it as a current liability on Condensed Consolidated Balance Sheet at June 27, 2004.

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

On June 18, 2004, we completed our acquisition of the wireless infrastructure business and associated assets from EiC Corporation, a California corporation and EiC Enterprises Limited (together “EiC”). The aggregate purchase price was $13.7 million which included payments of cash of $10.0 million, the issuance of 737,000 shares of our common stock valued at $2.5 million and acquisition costs of $1.2 million. In connection with the acquisition, $1.5 million in cash and 294,118 shares of common stock have been held in escrow as security against certain financial contingencies. The outstanding balance of the escrow account less any properly noticed unpaid or contested amounts will be distributed within five days after March 31, 2005. We have agreed to file a registration statement no later than six months after the closing registering for resale by the seller of up to 442,882 shares of our common stock issued in the acquisition. In addition to the closing consideration, EiC may be entitled to further consideration of up to $14.0 million in cash and shares of our common stock if certain revenue and gross margin targets are achieved by March 31, 2005 and March 31, 2006. The fair value of our common stock was determined based on the average closing price per share of our common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (June 21, 2004). The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). We believe that the addition of EiC’s technical expertise further enhances WJ’s strategy of offering customers what we believe is the leading infrastructure RFIC product portfolio in the industry.

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

Business Combinations

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and in-process research and development based on their estimated fair values. We engage an independent third-party appraisal firm to assist us in determining the fair values of the assets acquired. Such valuations require management to make significant estimations and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain intangible assets include but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed; also the brand awareness and the market position of the acquired products and assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

The amounts contained in the purchase price allocation of the acquisition of the wireless infrastructure business and associated assets from EiC may change as additional information becomes available regarding the assets acquired. In particular, we have a 60 day evaluation period for the inventory acquired. The purchase price allocations are expected to be finalized in the third quarter of 2004.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” SAB 104 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. Revenues from our distributor are recognized upon shipment based on the following factors:  our sales price is fixed and determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributor has separate economic substance, we have no obligation with respect to the resale of the distributor’s inventory, and we believe we can reasonably estimate the potential returns from our distributor based on their history and our visibility in the distributor’s success with its products and into the market place in general. We accrue for distributor right of return and price protection based on known events and historical trends. Through June 27, 2004 the amount of those reserves has not been material. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Valuation of Intangible Assets and Goodwill

We periodically evaluate our intangible assets and goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets include goodwill and purchased technology. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value, and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements if and when an impairment charge is recorded. If an impairment charge is recognized, the amortization related to intangible assets would decrease during the remainder of the fiscal year.

Income Taxes

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies” we have established reserves for income tax contingencies in the amount of $4.0 million. These reserves relate to various tax years subject to audit by tax authorities including our federal tax filings for 1996 to 2000 which are currently under examination. The reserves represent our best estimate of our liability of income taxes, interest and penalties. The actual liability could differ significantly from the amount of the reserve, which could have a material effect on our results of operations. During the six months ended June 27, 2004, we revised our estimated tax liability related to the audit of the Company’s 1996 through 2000 tax returns based on new information which resulted in a tax benefit of $6.5 million and reduced our reserve for income tax contingencies from $10.5 million to $4.0 million.

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

Restructuring

During fiscal 2002 and 2001, we recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing our business. Such charges were established in accordance with Emerging Issues Task Force Issue 94-3 (“EITF 94-3”) “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” These charges include abandoned leased properties comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and asset impairment charges on tenant improvements deemed no longer realizable. In determining these estimates, we make certain assumptions with regards to our ability to sublease the space and reflected offsetting assumed sublease income in line with our best estimate of current market conditions. Should there be a further significant change in market conditions, the ultimate losses on these could be higher and such amount could be material. During 2002, we recorded restructuring charges of $27.9 million related to restructuring activities initiated in 2002 and also recorded additional charges of $6.3 million related to restructuring activities initiated in 2001, primarily due to changes in estimated sublease income. During 2003, we revised our lease loss accrual downward for the four months of additional operation of our wafer fab and reduced facility costs at our other two abandoned facilities. This credit was largely offset by an additional lease loss accrual for reductions in estimated sublease occupancy and market rates.  During the six months ended June 27, 2004, we decided to delay the closure of our internal wafer fabrication facility for a minimum of three months as our management assesses the integration of the acquisition of EiC into existing operations.  As such, the additional three months of rent and facility costs will be incurred as an operating expense which resulted in an approximate $430,000 reduction in the lease loss accrual.

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

CURRENT OPERATIONS

For The Period Ended June 27, 2004 Compared to June 29, 2003

Sales – We recognized $8.4 million and $5.5 million in sales for the three months ended and $15.5 million and $13.2 million in sales for the six months ended June 27, 2004 and June 29, 2003, respectively. The increase in sales for the both respective periods primarily reflects the increase in our semiconductor sales which more than offset the decline in our wireless assembly sales.

Semiconductor sales in the second quarter of 2004 totaled $7.1 million, representing 84% of total sales and an increase of $3.6 million over the second quarter sales of 2003 of $3.5 million. Semiconductor sales for the first half of 2004 totaled $13.8 million, representing 89% of total sales which was a $4.7 million or 52% increase in comparison to first half of June 29, 2003 sales of $9.0 million, or 68% of total sales. Our semiconductor sales includes sales of RF semiconductor products as well as sales of our Thin-Film products which represents $313,000 for the three and $855,000 for the six months ended June 29, 2003, respectively.  In May 2003 we sold our Thin-Film product line to M/A COM (a unit of Tyco Electronics). Our RF semiconductor sales increased $3.9 million or 122% to $7.1 million in the second quarter of 2004 from $3.2 million in the second quarter of 2003. RF semiconductor sales increased $5.6 million or 69% to $13.7 million in the first half of 2004 from $8.2 million in the first half of 2003. This increase in our RF semiconductor sales related to an increase in the volume of our RF semiconductor products sold due, in part, to our introduction of over 55 new products and our increasing sales in the United States (72% increase in the three month period and 12% increase in the six month period) and Asia (particularly China, which increased 43% in the three month period and 125% in the six month period). Based on our current backlog at June 27, 2004 and customer forecasts, as well as anticipated sales from our acquisition of the wireless infrastructure business from EiC, we expect that our RF semiconductor sales in the third quarter of 2004 will increase from the $7.1 million of sales recorded during the second quarter of 2004.

Wireless assembly sales in the second quarter of 2004 totaled $1.3 million, representing 16% of total sales and a decrease of $665,000 over the second quarter sales of 2003 of $2.0 million. Wireless assembly sales for the six months ended June 27, 2004 totaled $1.7 million, representing 11% of total sales and a decrease of $2.4 million or 58% from sales of $4.2 million or 32% of total sales in the six months ended June 29, 2003. This decrease in wireless assembly sales for both relative periods related to a drop in the volume of our wireless assembly products sold as these products are nearing the end of their product life cycle. This decline in our wireless assembly sales contributed to the decline in our sales to Lucent Technologies who was the major customer for these products. As these products have reached the end of their product life cycle, they will not be a significant factor in our long term business. Aside from potential and infrequent “life time buys”, our focus will predominantly be repair and maintenance of the existing product base. The majority of the wireless assembly sales recorded during the first half of 2004 represented one such “life time buy.”

Cost of Goods Sold – Our cost of goods sold for the three months ended June 27, 2004 was $3.3 million, a slight decrease of $263,000 or 7% as compared with cost of goods sold of $3.6 million in the three months ended June 29, 2003. For the six months ended June 27, 2004 our cost of goods sold was $6.5 million a decrease of $1.9 million or 22% as compared with cost of goods sold of $8.4 million in the six months ended June 29, 2003. During the three months and six months ended June 27, 2004, cost of goods sold were 39% and 42% as a percentage of sales which compares to 65% and 64% in the corresponding prior year periods.  This decrease in our cost of goods sold as a percentage of sales for both relative periods in 2004 reflects the change in our product sales mix to a greater percentage of higher margin semiconductor products from relatively lower margin wireless assembly products. In addition, we continue to achieve improved margins on our RF semiconductor products as higher volume production has resulted in lower material costs and more effective utilization of facility capacity with only a marginal increase in labor. Also, our wireless assembly margins benefited by $380,000 in the second quarter of 2004 from the consumption of inventory written down during the third quarter of 2003.

We continue to experience unabsorbed overhead costs related to underutilization of our existing wafer fabrication facilities, including the facility and related equipment acquired from EiC.  While prior restructuring programs have mitigated some of our unabsorbed overhead through the write down of excess facilities and equipment, we will still have fixed manufacturing costs that these efforts will not impact until we can further reduce excess capacity. We typically generate a lower gross margin on new product introductions which we expect to be a higher percentage of our sales mix going forward. Over time, we typically become more efficient relative to new products through learning and increased volumes as well as through improved yields. New product lines also contain a greater degree of inventory risk due to uncertainty regarding a lack of visibility and predictability of customer demand and potential competition.

Research and Development – Our research and development expense for the three months ended June 27, 2004 was $4.1 million, a decrease of $196,000 or 5% as compared with research and development expense of $4.3 million in the three months ended June 29, 2003.  For the six months ended June 27, 2004 our research and development expense was $8.1 million, a decrease of $607,000 or 7% as compared with research and development expense of $8.8 million over the same period last year. The decrease in absolute dollars in both periods in 2004 is primarily related to a decrease in overall overhead which was partially offset by an increased spending on design consulting services. Research and development efforts in all periods were primarily attributable to spending on the development of RF semiconductor products. During the three months and six months ended June 27, 2004, research and development expenses were 49% and 53% as a percentage of sales which compares to 78% and 66% in the corresponding prior year periods. The decrease in research and development expense as a percentage of sales in 2004 relates to the factors noted above as well as the increase in our sales in the same period. Product research and development is essential to our future success and we expect to continue to make investments in new product development and engineering talent.  In 2004 we will focus our research efforts and resources on RF semiconductor development which target multiple growth markets such as RFID and defense and homeland security and while expanding our addressable market opportunities in wireless communications and broadband cable. We will also explore process capabilities of third party foundries and develop products under new process technologies such as SiGe BiCMOS. In absolute dollars, we expect our research and development expenditures to increase in the second half of 2004 due to the increased engineering staff and new product development efforts related to the products and processes we acquired from EiC, though we expect that research and development spending will continue to decrease somewhat as a percentage of sales.

Selling and Administrative – Selling and administrative expense for the three months ended June 27, 2004 was $2.9 million or 35% of sales, an increase of $254,000 or 9% as compared with selling and administrative expense of $2.7 million or 49% of sales in the three months ended June 29, 2003.  For the six months ended June 27, 2004 selling and administrative expenses were $5.8 million or 37% of sales, an increase of $377,000 or 7% as compared with selling and administrative expense of $5.4 million or 41% of sales in the six months ended June 29, 2003.  The increase in absolute dollars during the three month period is primarily related to a $113,000 increase in salaries and wages due to an increase in the number of sales and marketing personnel, $90,000 increase in bonus expense, a $68,000 increase in commission costs due to increased sales of our RF semiconductor products and a $50,000 increase in accounting fees resulting from additional corporate governance requirements. The second quarter of 2003 had benefited from the collection of $162,000 of receivables which had been reserved in a prior period. During the second quarter of 2004, we reserved $20,000 of receivables whose collection is doubtful. These increased costs were partially offset by a $128,000 decrease in insurance premiums, $113,000 decrease in severance and a $64,000 decrease in advertising and promotion expense. The increase in absolute dollars during the six month period is primarily related to a $268,000 increase in bonus expense, a $161,000 increase in commission costs due to increased sales of our RF semiconductor products and $133,000 increase in salaries and wages due to an increase in the number of sales and marketing personnel. The first half of 2003 had benefited from the collection of $302,000 of receivables which had been reserved in a prior period. During the first quarter of 2004, we reserved $49,000 of receivables whose collection is doubtful. These increased costs were partially offset by a $327,000 decrease in severance, a $241,000 decrease in advertising and promotion expense and a $255,000 decrease in insurance premiums.  As a percentage of sales, the decrease in selling and administrative expense during 2004 reflects the increase in sales in the same period.

Acquired in-process research and development expenses

During the second quarter of 2004, $8.5 million of the purchase price for the acquisition of the wireless infrastructure business and associated assets from EiC was allocated to acquired in-process research and development expense (“IPRD”). Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and have no future alternative use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development.  The IPRD charge related to the EIC acquisition which was made up of two projects:  12V heterojunction bipolar transistor (“HBT”) power amplifiers and 28V HBT high power amplifiers which had an assigned value of $1.5 million and $7.5 million, respectively.  The estimated aggregate cost to complete these projects was $223,000 and $160,000, respectively which is expected to occur during our third quarter of 2004 through our first quarter of 2005.  The cost to complete represents the cost to complete development of the underlying process and does not include the cost to develop individual products under these processes.

  The value of these projects was determined by estimating

the discounted net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project.

The nature of the efforts to develop the acquired in-process research and development into commercially viable products principally relates to the completion of all prototyping and testing activities that are necessary to establish that the product can meet its design specification including function, features and technical performance requirements. Therefore, the amount allocated to in-process research and development has been charged to operations.

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

Restructuring charges – For the three months and six months ended June 27, 2004 we recorded a credit of $430,000 related to our decision to delay the closure of our internal wafer fabrication facility for a minimum of three months as we assess the integration of the EiC acquisition into our existing operations.  As such, the additional three months of rent and facility costs will be incurred as an operating expense which resulted in an approximate $430,000 reduction in our lease loss accrual.  During the six months ended June 29, 2003, it was determined that one of the employees slated to be terminated would instead be retained for another position. As such, $21,000 of the third quarter 2002 restructuring charge was reversed. For further discussion, see Note 13 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Interest Income – Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. Our interest income in the three months ended June 27, 2004 was $155,000, a decrease of $40,000 or 21% as compared with interest income of $195,000 in the three months ended June 29, 2003. For the six months ended June 27, 2004 our interest income was $320,000, a decrease of $94,000 or 23% as compared with interest income of $414,000 in the six months ended June 29, 2003. This relative decrease in both comparative periods primarily resulted from a decrease in interest rates.  To the extent we continue to utilize our cash in the operation of our business, interest income is expected to decrease going forward. Additionally, our interest income will be impacted by changes in the market interest rates of our investments, which are generally lower than they were a year ago.

Interest Expense – Our interest expense for the three months ended June 27, 2004 was $28,000, a decrease of $10,000 or 26% as compared with interest expense of $38,000 for the three months ended June 29, 2003. For the six months ended June 29, 2003 our interest expense was $53,000, a slight increase of $3,000 as compared with interest expense of $50,000 for the six months ended June 29, 2003.  Interest expense for all periods relates to fees associated with our revolving credit facility and outstanding letters of credit.

Other Income-Net – In the three and six months ended June 29, 2003 other income-net primarily related to the gain of $1.1 million we recorded related to the sale of our Thin-Film product line to M/A-COM, a unit of Tyco Electronics previously announced in December, 2002.  The sale includes equipment, inventory, intellectual property, training and services for which we received total proceeds of $1.8 million.

Income Tax Benefit – In the six months ended June 27, 2004 we recorded a tax benefit of $6.5 million resulting from a revision of our estimated tax liability related to the tax audit of the Company’s 1996 through 2000 tax returns. In the six months ended June 29, 2003 we recorded a one-time tax benefit of $647,000 related to an income tax refund of $480,000 from the State of Maryland as the result of amending our 1999 state tax return and an adjustment to our deferred tax asset of $167,000 for additional federal income tax refund determined after finalizing our 2002 carryback claim filed in the first quarter of 2003. Beginning in 2002, it was determined that it was not more likely than not that any additional deferred tax assets would be realized through the application of carryforward claims, thus we have not recorded income tax benefits on net operating losses in 2002 through the second quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at June 27, 2004 totaled $52.6 million, a decrease of $7.5 million or 12% compared to the balance of $60.1 million at December 31, 2003.

In December of 2000, we entered into a revolving credit facility (“Revolving Facility”) with a bank, the terms of which were amended and restated in September 2003. Under the new terms, the Revolving Facility provides for a maximum credit extension of $20.0 million with a $15.0 million sub-limit to support letters of credit and matures on September 22, 2005. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires us to maintain certain financial ratios and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission. The Revolving Facility is secured by substantially all of our assets. We were in compliance with the covenants as of June 27, 2004. As of December 31, 2003 and June 27, 2004, there were no outstanding borrowings under the Revolving Facility. The Company has letters of credit of $3.4 million outstanding as of June 27, 2004 against which no amounts have been drawn.

Net Cash Provided by (Used in) Operating Activities – Net cash provided by (used in) operations was ($6.5) million and $357,000 in the six months ended June 27, 2004 and June 29, 2003, respectively. Net loss in the six months ended June 27, 2004 and June 29, 2003 was $6.3 million and $8.0 million, respectively.

Significant items impacting the difference between net income and cash flows from operations in the first half of 2004 were $3.5 million used in working capital and $6.5 million related to a decrease in our income tax liability. The $3.5 million used in working capital primarily relates to a $1.4 million increase in receivables and a $1.1 million decrease in restructuring liabilities. Our receivables increased $1.4 million due to increased shipments during the second quarter of 2004. The $1.1 million decrease in restructuring liabilities primarily relates to payments against the remaining lease loss. The $6.5 million decrease in our income tax liability resulted from a revised estimate related to the audit of our 1996 through 2000 tax returns.

Significant items impacting the difference between net loss and cash flows from operations in the first half of 2003 were $1.0 million provided by working capital and $6.0 million provided by the realization of deferred tax assets. The $1.0 million provided by working capital primarily relates to a $938,000 decrease in inventories and a $1.2 million decrease in other assets related to the amortization of prepaid insurance and collection of interest receivable partially offset by a $1.0 million decrease in restructuring liabilities. The $6.0 million decrease in deferred tax assets relates to the realization of a refund claim generated by the carryback of our 2002 net operating loss. The decrease in inventories relate to reduced purchases and production as a response to a short-term decrease in customer demand during the second quarter of 2003. The $1.0 decrease in restructuring liabilities primarily relates to payments against the remaining lease loss.

Net Cash Provided by Investing Activities – Net cash provided by investing activities was $12.0 million and $12.4 million in the six months ended June 27, 2004 and June 29, 2003, respectively.  In the first half of 2004, we realized $57.3 million in proceeds from the sale and maturities of our short-term investments which was partially offset by $34.0 million used to purchase short-term investments and $11.2 million to acquire the wireless infrastructure business and associated assets from EiC including associated acquisition costs.  In addition to the closing consideration, EiC may be entitled to further consideration of up to $14.0 million in cash and shares of our common stock if we achieve certain revenue and gross margin targets by March 31, 2005 and March 31, 2006. In the first half of 2003, we received $33.6 million in proceeds from the sale and maturities of short-term investments which was partially offset by $20.9 million used to purchase short-term investments and $547,000 used to invest in property, plant an equipment. During 2004, we expect to invest approximately $1.0 to $2.0 million in capital expenditures of which $136,000 was purchased in the first six months. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so throughout 2004.

Net Cash Provided by (Used in) Financing Activities – Net cash provided by (used in) financing activities totaled $10.7 million and ($558,000) in the six months ended June 27, 2004 and June 29, 2003, respectively.  In the first half of 2004, we received net proceeds of $10.1 million related to our secondary public offering of 2.0 million newly issued shares of our common stock and $586,000 from the sale of our common stock to employees through our employee stock purchase and option plans. Net cash used in financing activities totaled $558,000 in the six months ended June 29, 2003.  In the first half of 2003, we spent net cash of $526,000 related to the repurchase of our common stock under our stock repurchase program announced March 31, 2003 (see Note 11 to the unaudited condensed consolidated financial statements included elsewhere in the Form 10-Q) and $32,000 of financing costs associated with our revolving credit facility. On July 27, 2004, we announced that our Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock. This new repurchase program is effective immediately and replaces our prior repurchase programs. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements except for certain operating leases. Our contractual obligations are set forth in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our annual report on Form 10-K for the year ended December 31, 2003. There have been no material changes to the disclosures therein in the second quarter ended June 27, 2004 except for a reduction in our reserves for income tax contingencies by $6.5 million based on the audit of our 1996 through 2000 tax returns. Of the remaining $4.0 million, we expect that $2.4 million will be paid within the next twelve months.

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

Expected Maturity Dates	Expected Maturity Amounts	Weighted Average Interest Rate
	(in thousands)
Cash equivalents:
2004	$25,567	1.04%
Short-term investments:
2004	25,567	1.19%
Fair value at June 27, 2004	$51,134

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In order to ensure that the information required to be disclosed in this report is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report. Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

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

In the six months ended June 27, 2004 our sales were $15.5 million and we incurred an operating loss of $13.1 million. In addition, our sales for the year ended December 31, 2003 were $26.6 million compared to $40.2 million for 2002. The significant decrease in sales was due primarily to sharply reduced end-customer demand in many of the communications end-markets which our products address. We incurred an operating loss of $16.7 million for the year ended December 31, 2003.

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

Richardson Electronics, Ltd. is the sole worldwide distributor of our complete line of RF semiconductor products. This sole distributor is our largest semiconductor customer and our sales to Richardson Electronics, Ltd. represent 57% and 62% of our semiconductor sales for six months ended June 27, 2004 and June 29, 2003, respectively. We cannot assure you that this exclusive relationship will improve sales of our semiconductor products or that it is the most effective method of distribution. If this sole distributor fails to successfully market and sell our products, our semiconductor sales could materially decline. Our agreement with this distributor does not require it to purchase our products and is terminable at any time. If this distribution relationship is discontinued, our RF semiconductor sales could materially decline.

We depend upon a small number of customers that account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a reduction of sales.

We depend on a small number of customers for a majority of our sales. We currently have three customers, Richardson Electronics, Ltd., Celestica and Lucent Technologies, which each accounted for more than 10% of our sales and in aggregate accounted for 75% of our sales for the six months ended June 27, 2004. We had two customers, Richardson Electronics, Ltd. and Lucent Technologies, which each accounted for more than 10% of our sales and in aggregate accounted for 67% of our sales for the six months ended June 29, 2003. Sales to Richardson Electronics accounted for 50% and 37% of our sales for the six months ended June 27, 2004 and June 29, 2003, respectively. Sales to Celestica accounted for 14% of our sales for the six months ended June 27, 2004. Sales to Lucent Technologies accounted for 11% and 30% of our sales for the six months ended June 27, 2004 and June 29, 2003, respectively, including sales to their manufacturing subcontractors. In addition, most of our sales result from purchase orders or from contracts that can be cancelled on short-term notice. Moreover, it is possible that our customers may develop their own products internally or purchase products from our competitors. We expect that our key customers will continue to account for a substantial portion of our revenue in 2004. The loss of or a reduction in orders from a significant customer for any reason could cause our sales to decrease.

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

We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary products and/or components and materials. Lead times for components and materials that we, or our outsourced manufacturers, order can vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. To the extent that we rely on outsourced manufacturers, many of these factors will be outside of our direct managerial control. For substantial increases in production levels, our outsourced manufacturers and some suppliers may need six months or more lead time. As a result, we may be required to make financial commitments in the form of purchase commitments. We lack visibility into the finished goods inventories of our customers and the end-users. This lack of visibility impacts our ability to accurately forecast our requirements. If we overestimate our component, material and outsourced manufactured requirements, we may have excess inventory, which would increase our costs. An additional risk for potential excess inventory results from our volume purchase commitments with certain material suppliers, which can only be reduced in certain circumstances. Additionally, if we underestimate our component, material, and outsourced manufactured requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our sales and profitability. We have incurred, and may in the future incur, charges related to excess and obsolete inventory. These charges amounted to $167,000 in the six months ended June 27, 2004 and $251,000 in 2003, respectively. While these charges may be partially offset by subsequent sales of previously written-down inventory, there can be no assurance that any such sales will be significant. As we broaden our product lines we must outsource the manufacturing of or purchase a wider variety of components. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility of customer acceptance and potential competition. Both of these factors will contribute a higher level of inventory risk in our near future.

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

We may not be able to successfully integrate those businesses we have acquired or may acquire in the future which could harm our business, financial condition and results of operations.

We recently acquired the wireless infrastructure business and associated assets of EiC which we believe complements and expands our product portfolio and we may continue to acquire businesses in the future as part of our growth strategy.  Integrating completed acquisitions into our existing operations involves numerous risks including the:

•                  diversion of management’s attention;

•                  potential loss of key personnel;

•                  ability of acquired business to maintain its pre-acquisition revenues and growth rates;

•                  ability of acquired business to be financially successful or provide desired results; and

•                  ability to develop and introduce new products.

We may not be able to successfully integrate our acquisitions which could harm our business, financial condition and results of operations.

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

The Scotts Valley site is a federal Superfund site. Chlorinated solvent and other contamination was identified at the site in the early 1980s, and by the late 1980s we had installed a groundwater extraction and treatment system. In 1991, we entered into a consent decree with the United States Environmental Protection Agency providing for remediation of the site. In July 1999, we signed a remediation agreement with an environmental consulting firm, ARCADIS Geraghty & Miller. Pursuant to this remediation agreement, we paid $3.0 million in exchange for which ARCADIS agreed to perform the work necessary to assure satisfactory completion of our obligations under the consent decree. The agreement also contains a cost overrun guaranty from ARCADIS up to a total project cost of $15.0 million. In addition, the agreement included procurement of a ten-year, claims-made insurance policy to cover overruns of up to $10.0 million from American International Specialty, along with a ten-year, claims made $10-million policy to cover various unknown pollution conditions at the site.

The Palo Alto site is a state Superfund site and is within a larger, regional state Superfund site. As with the Scotts Valley site, contamination was discovered in the 1980s, and groundwater extraction and treatment systems have been operating for several years at both the site and the regional site. In July 1999, we entered into a remediation agreement with an environmental consulting firm, SECOR. Pursuant to this remediation agreement, we paid $2.4 million in exchange for which SECOR agreed to perform the work necessary to assure satisfactory completion of our obligations under the applicable remediation orders. The payment included the premium for a 30-year, claims-made insurance policy to cover cost overruns up to $10.0 million from AIG, along with a ten-year claims-made $10.0 million insurance policy to cover various unknown pollution conditions at the site.

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

We sell a significant portion of our product to customers outside of the United States. Sales to customers outside of the United States accounted for approximately 35% and 32% of our sales in six months ended June 27, 2004 and June 29, 2003, respectively. We expect that sales to customers outside of the United States will continue to account for a significant portion of our sales. Although all of our foreign sales are denominated in U.S. dollars, such sales are subject to certain risks, including, among others, changes in regulatory requirements, the imposition of tariffs and other trade barriers, the existence of political, legal and economic instability in foreign markets, language and cultural barriers, seasonal reductions in business activities, our ability to receive timely payment and collect our accounts receivable, currency fluctuations, and potentially adverse tax consequences, which could adversely affect our business and financial results.

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

You may be unable to recover damages from Arthur Andersen LLP in the event financial information audited by Arthur Andersen LLP included or incorporated in our Annual Report on Form 10-K and any of our other public filings is determined to contain false statements.

Our Annual Report on Form 10-K as of December 31, 2003, which includes the report of Arthur Andersen on our consolidated statements of operations, shareholders’ investment and cash flows for the year ended December 31, 2001 is incorporated by reference into our previously filed Registration Statements, File Nos. 333-52408, 333-66244 on Form S-8 and 333-110111 on Form S-3 (collectively, the “Registration Statements”). After reasonable efforts, we were unable to obtain Arthur Andersen’s consent to incorporate by reference into the Registration Statements its audit report with respect to the financial statements of the Company as of December 31, 2001 and the year then ended. Under these circumstances, Rule 437(a) under the Securities Act of 1933, as amended, permits us to file our Form 10-K as of December 31, 2003 without such consent from Arthur Andersen. However, as a result, the absence of such consent may limit recovery by investors on certain claims, including the inability of investors to assert claims against Arthur Andersen under Section 11 of the Securities Act of 1933, as amended, for any untrue statements of a material fact contained, or any omissions to state a material fact required to be stated, in those audited financial statements. In addition, the ability of Arthur Andersen to satisfy any claims (including claims arising from Arthur Andersen’s provision of auditing and other services to us) may be limited as a practical matter due to recent events regarding Arthur Andersen.

Sales of substantial amounts of our common stock by Fox Paine and others, could adversely affect the market price of our common stock.

As of June 27, 2004, Fox Paine was the beneficial owner of 41.9% of our common stock which represents 25.5 million of our approximately 61.0 million outstanding shares of common stock. Sales of substantial amounts of our common stock into the public market by Fox Paine, or perceptions that those sales could occur, could adversely affect the prevailing market price of our common stock.

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

We have recently issued shares of our common stock for an acquisition and may continue to do so in future acquisitions. The resale of significant number of such shares could adversely affect the trading price of our common stock.

Furthermore, future sales of substantial amounts of common stock by our officers, directors and other stockholders, including any sales under a Rule 10b5-1 sales plan, in the public market or otherwise or the awareness that a large number of shares is available for sale, could adversely affect the market price of our common stock. In addition to the adverse effect a price decline would have on holders of our common stock, that decline would impede our ability to raise capital through the issuance of additional shares of common stock or other equity or convertible debt securities.

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

Our common stock is listed on the Nasdaq National Market and the bid price for our common stock has been below $1.00 per share for thirty consecutive trading days during certain periods as recently as April, 2003. The Nasdaq National Market rules for continued listing require, among other things, that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days. Although we have been able to regain compliance in the past, because of the volatility in our common stock price, there can be no assurance that we will be able to maintain compliance in the future. While there are steps we can take to address this situation in the future, including a reverse stock split or share repurchase, we cannot assure you that our stock will maintain such minimum bid price requirement or that we will be able to meet or maintain all of the Nasdaq National Market continued listing requirements in the future. If, in the future, our minimum bid price is again below $1.00 for 30 consecutive trading days, under the current Nasdaq National Market rules we will have a period of 180 days to attain compliance by meeting the minimum bid price requirement for 10 consecutive days during the compliance period.

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

As of June 27, 2004, Fox Paine & Company, LLC (“Fox Paine”) is the indirect beneficial owner of 41.9% of our outstanding share capital. As a result, Fox Paine has and will continue to have significant influence over the outcome of matters requiring stockholder approval, including:

•                  election all of our directors and the directors of our subsidiaries;

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

Our stock price is highly volatile.

The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering in August, 2000, through June 27, 2004, our common stock has traded at prices as low as $0.560 and as high as $59.875 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

Although we had cash, cash equivalents and short-term investments of $52.6 million at June 27, 2004, we do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not invest in our common stock.

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

Item 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
SECURITIES

(c)          Recent Sales of Unregistered Securities

On June 18, 2004 we issued 737,000 unregistered shares of our common stock to the seller in connection with our acquisition of assets from EiC Corporation and EiC Enterprises Limited.  The shares were issued to the seller without registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder as transactions by an issuer not involving a public offering based on, among other factors, certain investment representations made by the recipients of such shares to us and the information made available to the recipients of the shares.  Appropriate restrictive legends were affixed to the stock certificates and no underwriters were involved in the transaction.

(e)          Issuer Purchases of Equity Securities

In March 2003, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $2.0 million of the Company’s common stock. In October 2003, the Board approved an additional $2.0 million to expand its existing share repurchase program increasing the total amount authorized to $4.0 million. Purchases under the stock repurchase program may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. During the year ended December 31, 2003, $2.8 million was utilized to purchase 1,340,719 shares of the Company’s common stock at a weighted average purchase price of $2.08 per share. All of the purchases were made on the Nasdaq National Market at prevailing open market prices using general corporate funds. The repurchases reduced the Company’s cash and interest income during the period and correspondingly reduced the number of the Company’s outstanding shares of common stock. As of June 27, 2004 $1.2 million remained available under this stock repurchase plan which expired on July 22, 2004. On July 27, 2004 the Board authorized a new share repurchase program of up to $2.0 of the Company’s common stock. The Company did not repurchase any shares during the quarter ended June 27, 2004.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on July 22, 2004 our stockholders:

(a)          Elected each of the following nine nominees as directors, each to serve for a one-year term and to hold office until their successors are duly elected and qualified. The vote for each director was as follows:

Nominee	For	Withheld
Michael R. Farese, Ph.D.	50,545,717	3,809,238
W. Dexter Paine, III	49,481,941	4,873,014
Wray T. Thorn	49,311,914	5,043,041
Liane J. Pelletier	53,301,632	1,053,323
Bruce W. Diamond	53,311,176	1,043,779
Stavro E. Prodromou, Ph.D.	53,137,927	1,217,028
Dag F. Wittusen	53,137,627	1,217,328
Jack G. Levin	50,935,577	3,419,378
Michael E. Holmstrom	53,312,103	1,042,852

(b)         Ratified the appointment of Deloitte & Touche, LLP as the Company’s independent auditors for the fiscal year 2004 by the votes indicated:

For	Against	Abstain
54,228,723	123,532	2,700

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

The exhibits listed on the following index to exhibits are filed as part of this Form 10-Q.

Exhibit Number		Exhibit Description

2.1	*

Asset Purchase Agreement by and among WJ Communications, Inc., EiC Corporation and EiC Enterprises Limited dated June 3, 2004 incorporated by reference to exhibit to the Company’s Form 8-K report filed on July 2, 2004.

2.2

Amendment to Asset Purchase Agreement by and among WJ Communications, Inc., EiC Corporation and EiC Enterprises Limited dated June 18, 2004 incorporated by reference to exhibit to the Company’s Form 8-K report filed on July 2, 2004.

4.1

Registration Rights Agreement by and among WJ Communications, Inc., EiC Corporation and EiC Enterprises Limited dated June 18, 2004 incorporated by reference to exhibit to the Company’s Form 8-K report filed on July 2, 2004.

4.2		Seller Lock-up Agreement by EiC Corporation and EiC Enterprises Limited dated June 18, 2004 incorporated by reference to exhibit to the Company’s Form 8-K report filed on July 2, 2004.

10.1	*	Supply Agreement by and between WJ Communications, Inc. and EiC Corporation dated June 18, 2004 incorporated by reference to exhibit to the Company’s Form 8-K report filed on July 2, 2004.

31.1		Certification of Michael R. Farese, Chief Executive Officer, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2		Certification of Fred J. Krupica, Chief Financial Officer, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Certification of Michael R. Farese, Ph.D., Principal Executive Officer, Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

32.2	Certification of Fred J. Krupica, Principal Financial Officer, Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

*      Confidential treatment has been requested for portions of this exhibit.

(b)         Reports on Form 8-K during the quarter ended June 27, 2004.

On April 20, 2004 the Company issued a press release relating to its financial results for the quarterly period ended March 28, 2004.  This event was reported in the Company’s report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2004.

On June 4, 2004 the Company issued a press release announcing that it had signed a definitive agreement to acquire the wireless infrastructure business and associated assets from privately-held EiC Corporation, a California corporation.  This event was reported in the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2004.

On June 18, 2004 the Company completed its acquisition of the wireless infrastructure business and associated assets from privately-held EiC Corporation, a California corporation.  This event was reported in the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 11th day of August 2004.

WJ COMMUNICATIONS, INC.
(Registrant)

Date	August 11, 2004	By:	/s/ MICHAEL R. FARESE, Ph.D.
Michael R. Farese, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date	August 11, 2004	By:	/s/ FRED J. KRUPICA
Fred J. Krupica
Chief Financial Officer
(principal financial officer)