Form 10-Q/A
period 2004-06-27
WJ COMMUNICATIONS INC
filed 2004-09-03
CIK 105006

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004 filed on August 11, 2004, and is being filed solely for the purpose of amending and restating in its entirety Note 5 “Unaudited Pro Forma Results of Operations” to the unaudited financial statements in connection with the Company’s acquisition of certain assets from EiC and to update the signature pages and Exhibits 31.1, 31.2, 32.1 and 32.2.  The remainder of our original Form 10-Q is unchanged.  The restated Note 5 is a result of further review of pro forma accounting requirements to include certain historical costs of the acquired business previously eliminated from the pro forma results and to eliminate certain previous pro forma adjustments to revenue and costs for prospective business arrangements that had been applied to historical data.  The previously reported financial results, statements of operations, comprehensive loss, balance sheet or cash flows are not affected by this Amendment No. 1.  Except as otherwise expressly stated herein, this Amendment No. 1 continues to speak as of the date of our original Form 10-Q filing and does not reflect events occurring after the filing of the original Form 10-Q, or amend, modify or update in any way disclosures contained in the original Form 10-Q.  All of the information contained in this Amendment No. 1 and our original Form 10-Q is subject to updating and supplementing as provided in reports filed by the Company with the Securities and Exchange Commission subsequent to the filing date of the original Form 10-Q.

WJ COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q/A

THREE MONTHS AND SIX MONTHS ENDED JUNE 27, 2004

Amendment No. 1

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

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 27, 2004	December 31, 2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,069	$10,900
Short-term investments	25,567	49,232
Receivables, net	5,906	4,559
Inventories	5,133	2,420
Other	1,451	1,983
Total current assets.	65,126	69,094

PROPERTY, PLANT AND EQUIPMENT, net	10,380	10,504

Goodwill	1,817	—
Other assets	414	222
	$77,737	$79,820

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,382	$3,125
Accrued liabilities	3,749	3,556
Income taxes payable	1,931	—
Restructuring accrual	4,382	3,665
Total current liabilities	12,444	10,346

Restructuring accrual	19,682	21,961
Income tax accrual	1,565	10,490
Other long-term obligations	758	784

Total liabilities	34,449	43,581

STOCKHOLDERS’ EQUITY:
Common stock	609	577
Additional paid-in capital	193,497	180,163
Accumulated deficit	(150,435)	(144,118)
Deferred stock compensation	(364)	(375)
Other comprehensive loss	(19)	(8)
Total stockholders’ equity	43,288	36,239
	$77,737	$79,820

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 27, 2004	June 29, 2003
OPERATING ACTIVITIES:
Net loss	$(6,317)	$(8,042)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	1,385	2,405
Acquired in-process research and development	8,500	—
Amortization of deferred financing costs	21	13
Net loss on disposal of property, plant and equipment	—	91
Gain on sale of product line	—	(1,084)
Deferred income taxes	—	6,036
Restructuring	(430)	(21)
Amortization of deferred stock compensation	146	70
Stock based compensation.	—	50
Provision for (reduction in) allowance for doubtful accounts	49	(302)
Write-off of uncollectible accounts to allowance	(5)	(2)
Amortization of discounts on short-term investments	132	43
Net changes in:
Receivables	(1,391)	302
Inventories	(674)	938
Other assets	713	1,173
Restructuring liabilities	(1,133)	(1,016)
Income taxes payable	(6,994)	—
Accruals and accounts payable	(535)	(297)
Net cash provided by (used in) operating activities	(6,533)	357

INVESTING ACTIVITIES:
Purchase of short-term investments	(33,977)	(20,927)
Proceeds from sale and maturities of short-term investments	57,328	33,647
Purchases of property, plant and equipment	(136)	(547)
Acquisition of EiC and related costs	(11,196)	—
Proceeds on disposal of property, plant and equipment	—	7
Proceeds from sale of product line	—	181
Net cash provided by investing activities	12,019	12,361

FINANCING ACTIVITIES:
Payments on long-term borrowings	(65)	(32)
Repurchase of common stock	—	(526)
Net proceeds from issuances of common stock	10,748	—
Net cash provided by (used in) financing activities	10,683	(558)

Net increase in cash and cash equivalents	16,169	12,160
Cash and cash equivalents at beginning of period	10,900	43,524
Cash and cash equivalents at end of period	$27,069	$55,684

Other cash flow information:
Income taxes paid (refunded), net	$452	$(6,678)
Interest paid	32	37
Issuance of common stock for EiC acquisition	2,484	—

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

3.                                      ACQUISITION (continued)

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

5.                                      UNAUDITED PRO FORMA RESULTS OF OPERATIONS (RESTATED)

In connection with the EiC acquisition, the Company reported certain unaudited pro forma financial data in Note 5 to the Condensed Consolidated Financial Statements contained in the Company’s Form 10-Q for the quarterly period ended June 27, 2004.  Subsequent to the filing of the Form 10-Q, management has determined to amend and restate its previously reported Note 5 unaudited pro forma results of operations.  The pro forma information in this Note 5 has been amended and restated to correctly include certain historical costs of the acquired business previously eliminated from the pro forma results and to eliminate certain previous pro forma adjustments to revenue and costs for prospective business arrangements that had been applied to historical data.

The following unaudited pro forma consolidated financial data represents the combined results of operations as previously reported and as restated as if  EiC’s wireless infrastructure business had been combined with the Company at the beginning of the respective period. This pro forma financial data includes the straight line amortization of intangibles over their respective estimated useful lives and excludes the write-off of IPRD of $8.5 million (in thousands, except per share amounts):

	Three Months Ended
	June 27, 2004		June 29, 2003
	As previously reported	As restated	As previously reported	As restated

Net sales	$9,480	$9,302	$6,234	$6,096
Loss from operations	$(2,359)	$(3,359)	$(5,942)	$(6,696)
Net loss	$(2,260)	$(3,260)	$(4,712)	$(5,426)

Basic net loss per share	$(0.04)	$(0.05)	$(0.08)	$(0.10)
Basic average shares	60,910	60,910	57,091	57,091

Diluted net loss per share	$(0.04)	$(0.05)	$(0.08)	$(0.10)
Diluted average shares	60,910	60,910	57,091	57,091

	Six Months Ended
	June 27, 2004		June 29, 2003
	As previously reported	As restated	As previously reported	As restated

Net sales	$17,871	$17,267	$14,613	$14,399
Loss from operations	$(6,165)	$(7,833)	$(12,261)	$(13,692)
Net income (loss)	$591	$(1,127)	$(10,213)	$(11,615)

Basic net income (loss) per share	$0.01	$(0.02)	$(0.18)	$(0.20)
Basic average shares	60,528	60,528	57,171	57,171

Diluted net income (loss) per share	$0.01	$(0.02)	$(0.18)	$(0.20)
Diluted average shares	67,576	60,528	57,171	57,171

The unaudited pro forma results of operations is presented for illustrative purposes only and is not intended to represent what the Company’s results of operations would have been if the acquisition had occurred on those dates or to project the Company’s results of operations for any future period. Since the Company and EiC were not under common control or management for any period presented, the unaudited pro forma results of operations may not be comparable to, or indicative of, future performance. These results do not reflect any additional costs or cost savings resulting from the acquisition.

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

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Richardson Electronics Ltd (1).	$3,978	$1,426	$7,774	$4,864
Lucent Technologies, Inc. (2)	1,296	1,962	1,722	3,994
Celestica.	1,034	117	2,128	264

(1) Richardson Electronics Ltd. is the sole worldwide distributor of the Company’s complete line of RF semiconductor products.

(2) Includes sales to Lucent Technologies, Inc. and sales to its manufacturing subcontractors.

Sales to unaffiliated customers by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

United States	$5,557	$3,237	$10,084	$8,978
Export sales from United States:
Europe	645	532	1,358	1,453
China	798	560	1,563	694
Other	1,414	1,155	2,480	2,050
Total	$8,414	$5,484	$15,485	$13,175

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In order to ensure that the information required to be disclosed in this report is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report. Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Control

We have also evaluated our internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act), and there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

In Exhibits 31.1 and 31.2 of this report there are Certifications of the CEO and the interim CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II — OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

The exhibits listed on the following index to exhibits are filed as part of this Form 10-Q/A.

Exhibit Number	Exhibit Description

31.1	Certification of Michael R. Farese, Chief Executive Officer, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Certification of Rainer N. Growitz, Vice President of Finance and Corporate Secretary (interim Chief Financial Officer), pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Certification of Michael R. Farese, Ph.D., Principal Executive Officer, Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

32.2	Certification of Rainer N. Growitz, Principal Financial Officer, Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 3rd day of September 2004.

WJ COMMUNICATIONS, INC.
(Registrant)

Date	September 3, 2004	By:	/s/ MICHAEL R. FARESE, Ph.D.
Michael R. Farese, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date	September 3, 2004	By:	/s/ RAINER N. GROWITZ
Rainer N. Growitz
Interim Chief Financial Officer
Vice President of Finance and Corporate Secretary
(principal financial officer)