Form 10-Q
period 2004-09-26
WJ COMMUNICATIONS INC
filed 2004-11-09
CIK 105006

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

As of November 5, 2004 there were 60,668,143 shares outstanding of the registrant’s common stock, $0.01 par value.

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

WJ COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 26, 2004

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 26, 2004 and September 28, 2003

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 26, 2004 and September 28, 2003

Condensed Consolidated Balance Sheets at September 26, 2004 and December 31, 2003

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 26, 2004 and September 28, 2003

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risks

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes In Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 26,	Sept. 28	Sept. 26,	Sept. 28
	2004	2003	2004	2003
Sales:
Semiconductor	$8,379	$5,223	$22,122	$14,236
Other (1)	550	1,680	2,293	5,842
Total sales	8,929	6,903	24,415	20,078

Cost of goods sold	4,536	3,928	11,039	12,297
Gross profit	4,393	2,975	13,376	7,781
Operating expenses:
Research and development	4,308	4,200	12,450	12,949
Selling and administrative	3,512	2,198	9,286	7,597
Acquired in-process research and development	—	—	8,500	—
Amortization of deferred stock compensation (2)	57	19	178	73
Recapitalization merger	—	2	—	773
Restructuring reversals	(3,416)	—	(3,845)	(21)
Total operating expenses	4,461	6,419	26,569	21,371
Loss from operations	(68)	(3,444)	(13,193)	(13,590)
Interest income	167	167	486	581
Interest expense	(20)	(23)	(72)	(74)
Other income (expense)—net	—	(4)	—	1,090
Income (loss) before income taxes	79	(3,304)	(12,779)	(11,993)
Income tax benefit	(1,133)	—	(7,674)	(647)
Net income (loss)	$1,212	$(3,304)	$(5,105)	$(11,346)

Basic net income (loss) per share	$0.02	$(0.06)	$(0.08)	$(0.20)
Basic average shares	60,908	56,698	60,195	56,526

Diluted net income (loss) per share	$0.02	$(0.06)	$(0.08)	$(0.20)
Diluted average shares	65,913	56,698	60,195	56,526

(1) Other sales includes sales of the Company’s wireless and fiber optics products.

(2) Amortization of deferred stock compensation is excluded from the following expenses:

Research and development	$46	$10	$138	$41
Selling and administrative	11	9	40	32
	$57	$19	$178	$73

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003

Net income (loss)	$1,212	$(3,304)	$(5,105)	$(11,346)
Other comprehensive gain:
Unrealized holding gains on securities arising during the period net of reclassification adjustments	17	1	7	19

Comprehensive income (loss)	$1,229	$(3,303)	$(5,098)	$(11,327)

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 26,	December 31,
	2004	2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,516	$10,900
Short-term investments	22,271	49,232
Receivables, net	5,690	4,559
Inventories	4,797	2,420
Other	2,123	1,983
Total current assets	62,397	69,094

PROPERTY, PLANT AND EQUIPMENT, net	9,886	10,504

Goodwill	1,811	—
Other assets	400	222
	$74,494	$79,820

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,768	$3,125
Accrued liabilities	3,471	3,556
Income taxes payable	815	—
Restructuring accrual	3,249	3,665
Total current liabilities	10,303	10,346

Restructuring accrual	16,816	21,961
Income tax accrual	1,565	10,490
Other long-term obligations	763	784

Total liabilities	29,447	43,581

STOCKHOLDERS’ EQUITY:
Common stock	607	577
Additional paid-in capital	194,005	180,163
Accumulated deficit	(149,223)	(144,118)
Deferred stock compensation	(341)	(375)
Other comprehensive loss	(1)	(8)
Total stockholders’ equity	45,047	36,239
	$74,494	$79,820

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 26,	September 28,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(5,105)	$(11,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,064	3,559
Acquired in-process research and development	8,500	—
Amortization of deferred financing costs	31	21
Net loss on disposal of property, plant and equipment	—	91
Gain on sale of product line	—	(1,071)
Deferred income taxes	—	6,036
Restructuring reversal	(3,845)	(21)
Amortization of deferred stock compensation	222	97
Stock based compensation	594	109
Provision for (reduction in) allowance for doubtful accounts	63	(298)
Recoveries (write-offs) of uncollectible accounts to allowance	5	(5)
Amortization of net premiums on short-term investments	311	18
Net changes in:
Receivables	(1,199)	(1,383)
Inventories	(339)	1,675
Other assets	—	356
Restructuring liabilities	(1,716)	(1,576)
Income taxes payable	(8,111)	—
Accruals and accounts payable	(409)	(1,751)
Net cash used in operating activities	(8,934)	(5,489)

INVESTING ACTIVITIES:
Purchase of short-term investments	(45,711)	(53,677)
Proceeds from sale and maturities of short-term investments	72,246	42,147
Purchases of property, plant and equipment	(320)	(589)
Acquisition of EiC and related costs	(11,190)	—
Proceeds on disposal of property, plant and equipment	—	7
Proceeds from sale of product line	—	1,565
Net cash provided by (used in) investing activities	15,025	(10,547)

FINANCING ACTIVITIES:
Payments on long-term borrowings	(82)	(32)
Repurchase of common stock	(267)	(1,236)
Net proceeds from issuances of common stock	10,874	2,745
Net cash provided by financing activities	10,525	1,477

Net increase (decrease) in cash and cash equivalents	16,616	(14,559)
Cash and cash equivalents at beginning of period	10,900	43,524
Cash and cash equivalents at end of period	$27,516	$28,965

Other cash flow information:
Income taxes paid (refunded), net	$436	$(6,678)
Interest paid	41	53
Issuance of common stock for EiC acquisition	2,484	—

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 26, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

During the quarter ended September 26, 2004, the Company modified two option agreements (extension of the option exercise period) resulting in $594,000 of severance expense which was recorded as selling and administrative expense in the accompanying unaudited condensed consolidated statements of operations for the three months and nine months ended September 26, 2004.

As required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net income (loss) and net income (loss) per common share have been estimated at the date of grant as if the Company had accounted for such awards under the fair value method of SFAS No. 123 using the Black-Scholes option-pricing model.

The following table illustrates the effect on net income (loss) and net income (loss) per share had compensation cost for all of the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans, and amortized to expense over the vesting period of the awards consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003

Reported net income (loss)	$1,212	$(3,304)	$(5,105)	$(11,346)
Add: Total stock-based employee compensation expense included in reported net income (loss).	670	86	816	206
Deduct: Total stock-based employee compensation expense under fair value based method for all awards	(1,440)	(579)	(3,616)	(1,745)
Pro forma net income (loss)	$442	$(3,797)	$(7,905)	$(12,885)

Net income (loss) per basic share
As reported	$0.02	$(0.06)	$(0.08)	$(0.20)
Pro forma	$0.01	$(0.07)	$(0.13)	$(0.23)

Net income (loss) per diluted share
As reported	$0.02	$(0.06)	$(0.08)	$(0.20)
Pro forma	$0.01	$(0.07)	$(0.13)	$(0.23)

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

3.     ACQUISITION

On June 18, 2004, the Company completed its acquisition of the wireless infrastructure business and associated assets from EiC. The aggregate purchase price was $13.7 million which included payments of cash of $10.0 million, the issuance of 737,000 shares of the Company’s common stock valued at $2.5 million and acquisition costs of $1.2 million (including $700,000 paid to a related party for investment banking services in connection with the acquisition). In connection with the acquisition, $1.5 million in cash and 294,118 shares of common stock have been held in escrow as security against certain financial contingencies. The outstanding balance of the escrow account less any properly noticed unpaid or contested amounts will be distributed within five days after March 31, 2005. The Company has agreed to file a registration statement no later than six months after the closing registering for resale by the seller of up to 442,882 shares of the Company’s common stock issued in the acquisition. In addition to the closing consideration, EiC may be entitled to further consideration of up to $14.0 million in cash and shares of the Company’s common stock if certain revenue and gross margin targets are achieved by March 31, 2005 and March 31, 2006. The fair value of the Company’s common stock was determined based on the average closing price per share of the Company’s common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (June 21, 2004). The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and accordingly the Company’s consolidated financial statements from June 18, 2004 include the impact of the acquisition. The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Property and equipment	$1,124
Inventory	2,038
In-process research and development	8,500
Developed technology	200
Goodwill	1,811
Total purchase price	$13,673

In the third quarter of fiscal 2004 the amounts contained in the purchase price allocation were adjusted when final data on preliminary estimates was received. Subsequent to the acquisition date, the Company recorded a non-cash adjustment of $6,000, relating to the reversal of excess accruals for acquisition related expenses. This adjustment resulted in a reduction of goodwill which is included in the table above.

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

Developmental projects that reached technological feasibility were classified as developed and core technology, and the $200,000 value assigned to developed technology was capitalized to be amortized using the straight-line method over a weighted-average period of five years. Developmental projects that had not reached technological feasibility, and had no future alternative uses were classified as IPRD. The $8.5 million value allocated to projects that were identified as IPRD was charged to acquired in-process research and development in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 26, 2004. The value assigned to IPRD comprises the following projects:  12V heterojunction bipolar transistor (“HBT”) power amplifiers ($1.5 million) and 28V HBT high power amplifiers ($7.0 million).

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

4.     GOODWILL AND INTANGIBLE ASSETS

In connection with the acquisition of the wireless infrastructure business and associated assets from EiC, the Company recorded $1.8 million of goodwill. This goodwill was based upon the values assigned to the transactions at the time they were announced in June 2004 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The changes in the carrying value of goodwill for the nine months ended September 26, 2004 are as follows (in thousands):

Fiscal year:
Balance as of December 31, 2003	$0
Purchased goodwill	1,817
Adjustments	(6)
Balance as of September 26, 2004	$1,811

Adjustments to goodwill during the nine months ended September 26, 2004 resulted primarily from the reversal of excess accruals for acquisition related expenses.

Intangible assets are recorded at cost, less accumulated amortization. Intangible assets as of September 26, 2004 consist of purchased technology of $200,000 less accumulated amortization of $10,000. Amortization is computed using the straight-line method over a weighted-average period of five years for purchased technology. The Company expects that annual amortization of acquired intangible assets to be as follows (in thousands):

Fiscal year:
2004 (remaining three months)	$10
2005	40
2006	40
2007	40
2008	40
2009	20
Total amortization	$190

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

	Three Months Ended		Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003

Net sales	$8,929	$7,473	$26,196	$21,872
Loss from operations	$(68)	$(4,870)	$(7,951)	$(18,562)
Net income (loss)	$1,212	$(4,717)	$85	$(16,332)

Basic net income (loss) per share	$0.02	$(0.08)	$0.00	$(0.29)
Basic average shares	60,908	56,698	60,195	56,526

Diluted net income (loss) per share	$0.02	$(0.08)	$0.00	$(0.29)
Diluted average shares	65,913	56,698	66,600	56,526

The unaudited pro forma results of operations is presented for illustrative purposes only and is not intended to represent what the Company’s results of operations would have been if the acquisition had occurred on those dates or to project the Company’s results of operations for any future period. Since the Company and EiC were not under common control or management for any period presented prior to the acquisition, the unaudited pro forma results of operations may not be comparable to, or indicative of, future performance. These results do not reflect any additional costs or cost savings resulting from the acquisition.

6.     RECLASSIFICATIONS

Certain amounts for 2003 have been reclassified to conform with the 2004 presentation. Such reclassifications did not have any impact on net income (loss) or stockholders’ equity.

7.     INVENTORIES

Inventories are stated at the lower of cost, using average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. Inventories at September 26, 2004 and December 31, 2003 consisted of the following (in thousands):

	September 26,	December 31,
	2004	2003
Finished goods	$1,757	$1,257
Work in progress	2,276	647
Raw materials and parts	764	516
	$4,797	$2,420

8.     CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company invests in a variety of financial instruments such as money market funds, commercial paper and high quality corporate bonds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. At September 26, 2004, Richardson Electronics represented 43% of the total accounts receivable balance. At December 31, 2003, Richardson Electronics, Lucent Technologies and Celestica represented 61%, 10% and 10% of total accounts receivable balance, respectively. The accounts receivable percentage attributable to Lucent Technologies includes the accounts receivable from their manufacturing subcontractors. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

9.     STOCKHOLDERS’ EQUITY

On January 28, 2004, the Company completed a secondary underwritten public offering of 2,000,000 shares of common stock at $5.75 per share, resulting in net proceeds of $10.1 million.

In March 2003, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $2.0 million of the Company’s common stock. In October 2003, the Board approved an additional $2.0 million to expand its existing share repurchase program increasing the total amount authorized to $4.0 million. Purchases under the stock repurchase program may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. During the year ended December 31, 2003, $2.8 million was utilized to purchase 1,340,719 shares of the Company’s common stock at a weighted average purchase price of $2.08 per share. All of the purchases were made on the Nasdaq National Market at prevailing open market prices using general corporate funds. The repurchases reduced the Company’s cash and interest income during the period and correspondingly reduced the number of the Company’s outstanding shares of common stock. This stock repurchase program ended as of the annual shareholder meeting on July 22, 2004. On July 27, 2004 the Company announced that its Board of Directors has authorized a new repurchase program of up to $2.0 million of the Company’s common stock. This new program was effective July 27, 2004 and replaces all previous repurchase programs. Under the new program, for the three months ended September 26, 2004, $267,000 was utilized to purchase 113,756 shares of the Company’s common stock at a weighted average purchase price of $2.32 per share.

During the quarter ended September 26, 2004, the Company modified two option agreements (extension of the option exercise period) resulting in $594,000 of severance expense which was recorded as selling and administrative expense in the accompanying unaudited condensed consolidated statements of operations for the three months and nine months ended September 26, 2004 and an increase to additional paid-in capital in the accompanying unaudited condensed consolidated balance sheet at September 26, 2004.

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

As of September 26, 2004 the number of shares available for future grants under the above plans was 4,261,021. Stock options may include incentive stock options, nonqualified stock options or both, in each case, with or without stock appreciation rights.

10.  NET INCOME (LOSS) PER SHARE CALCULATION

Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods. The net income (loss) per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003

Net income (loss)	$1,212	$(3,304)	$(5,105)	$(11,346)

Denominator for basic net income (loss) per share:
Weighted average shares outstanding	60,910	56,748	60,208	56,589
Less weighted average shares subject to repurchase	(2)	(50)	(13)	(63)
Weighted average shares outstanding	60,908	56,698	60,195	56,526

Denominator for diluted net income (loss) per share:
Weighted average shares outstanding	60,908	56,698	60,195	56,526
Effect of dilutive stock options	5,005	—	—	—
Diluted weighted average common shares	65,913	56,698	60,195	56,526

Basic income (loss) per share	$0.02	$(0.06)	$(0.08)	$(0.20)

Diluted income (loss) per share	$0.02	$(0.06)	$(0.08)	$(0.20)

For the three months ended September 26, 2004, the incremental shares from the assumed exercise of 4,738,550 of the Company’s stock options outstanding were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average share price for the quarter, and therefore their inclusion would have been anti-dilutive. The incremental shares from the assumed exercise of 13,708,113 stock options for the nine months ended September 26, 2004 and 12,275,829 stock options for the three months and nine months ended September 28, 2003 were not included in computing the diluted per share amounts because the effect of such assumed conversion and issuance would be anti-dilutive as the Company recorded a net loss for those periods.

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

During the quarter ended September 26, 2004, the Company decided to not close its internal wafer fabrication facility (“fab”) as the Company believes that integrating the newly acquired fab from EiC with its pre-existing fab will offer the Company certain benefits over outsourcing the pre-existing fab. As such, the Company reversed approximately $3.6 million of its lease loss accrual which was recorded in the three and nine months ended September 26, 2004. Also during the quarter ended September 26, 2004, the Company revised its lease loss assumptions for its other facilities based on reductions in sublease occupancy rates and current facility costs. As such the Company accrued approximately $161,000 of additional lease loss which was recorded in the three and nine months ended September 26, 2004. In addition, during the three months ended June 27, 2004, the Company delayed the closure of its internal wafer fabrication facility for a minimum of three months to assess the integration of the acquisition (see Note 3 to the unaudited condensed consolidated financial statements) into its existing operations which resulted in an approximate $430,000 reduction in its lease loss accrual which is recorded in the nine months ended September 26, 2004.

The following table summarizes restructuring accrual activity recorded during the years 2003, 2002 and 2001 and the nine months ended September 26, 2004, respectively (in thousands):

	Workforce	Lease	Asset
	Reduction	Loss	Impairment	Total

Total charge	$786	$34,880	$8,364	$44,030
Additional charge (reversals)	(21)	(184)	151	(54)
Non-cash charges	—	(5,470)	(8,515)	(13,985)
Cash payments	(512)	(3,853)	—	(4,365)
Balance at December 31, 2003	253	25,373	—	25,626

Reversals	(85)	(3,922)	—	(4,007)
Non-cash charges	—	177	—	177
Cash payments	(168)	(1,563)	—	(1,731)
Balance at September 26, 2004	$—	$20,065	$—	$20,065

Of the accrued restructuring charge at September 26, 2004, the Company expects $3.3 million of the lease loss to be paid out over the next twelve months. As such, this amount is recorded as a current liability and the remaining $16.8 million to be paid out over the remaining life of the lease of approximately seven years is recorded as a long-term liability.

12.  BUSINESS SEGMENT REPORTING

As an integrated telecommunications products provider, the Company currently has one reportable segment. The Company’s Chief Operating Decision Maker (“CODM”) is the CEO. While the CODM monitors the sales of various products, the Company’s operations are managed and financial performance evaluated based upon the sales and production of multiple products employing common manufacturing and research and development resources; sales and administrative support; and facilities. This allows the Company to leverage its costs in an effort to maximize return. Management believes that any allocation of such shared expenses to various products would be impractical, and currently does not make such allocations internally.

During the year ended December 31, 2001, the Company’s larger customers began to outsource a greater percentage of their manufacturing. As such, the Company believes it is more meaningful in terms of concentration of risk and historic comparisons to combine the sales to manufacturing subcontractors with the end customer who ultimately controls product demand. Sales to individual customers representing greater than 10% of the Company’s consolidated sales during at least one of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003

Richardson Electronics Ltd (1)	$4,561	$3,566	$12,335	$8,430
Lucent Technologies, Inc. (2)	280	1,649	2,002	5,643
Celestica	701	227	2,829	491

(1) Richardson Electronics Ltd. is the sole worldwide distributor of the Company’s complete line of RF semiconductor products.

(2) Includes sales to Lucent Technologies, Inc. and sales to its manufacturing subcontractors.

Sales to unaffiliated customers by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003

United States	$6,044	$4,668	$16,128	$13,646
Export sales from United States:
Europe	684	501	2,042	1,954
Canada	343	435	962	881
China	733	536	2,297	1,230
Other	1,125	763	2,986	2,367
Total	$8,929	$6,903	$24,415	$20,078

Long-lived assets located outside of the United States are insignificant.

13.  INCOME TAXES

The Company in accordance with SFAS No. 5 “Accounting for Contingencies” has established certain reserves for income tax contingencies. These reserves relate to various tax years subject to audit by tax authorities including the Company’s tax filings for 1996 to 2000.

During the three months ended September 26, 2004, we recorded an additional tax benefit of $1.1 million resulting from a revision of our estimated tax liability due to our receipt of the final assessment from the Internal Revenue Service related to the audit of the Company’s 1996 through 2000 tax returns. The tax benefit for the nine months ended September 26, 2004 of $7.7 million also included a tax benefit of $6.5 million resulting from the first quarter 2004 revision of our estimated tax liability based on the audit of the Company’s 1996 through 2000 tax returns.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” SAB 104 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. Revenues from our distributor are recognized upon shipment based on the following factors:  our sales price is fixed and determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributor has separate economic substance, we have no obligation with respect to the resale of the distributor’s inventory, and we believe we can reasonably estimate the potential returns from our distributor based on their history and our visibility in the distributor’s success with its products and into the market place in general. We accrue for distributor right of return and price protection based on known events and historical trends. Through September 26, 2004 the amount of those reserves has not been material. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Income Taxes

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies” we have established reserves for income tax contingencies. These reserves relate to various tax years subject to audit by tax authorities including our tax filings for 1996 to 2000. The reserves represent our best estimate of our liability of income taxes, interest and penalties. The actual liability could differ significantly from the amount of the reserve, which could have a material effect on our results of operations. During the three months ended September 26, 2004, we recorded an additional tax benefit of $1.1 million resulting from a revision of our estimated tax liability due to our receipt of the final assessment from the Internal Revenue Service related to the audit of the Company’s 1996 through 2000 tax returns. The tax benefit for the nine months ended September 26, 2004 of $7.7 million also included a tax benefit of $6.5 million resulting from the first quarter 2004 revision of our estimated tax liability based on the audit of the Company’s 1996 through 2000 tax returns.

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

Restructuring

During fiscal 2002 and 2001, we recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing our business. Such charges were established in accordance with Emerging Issues Task Force Issue 94-3 (“EITF 94-3”) “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” These charges include abandoned leased properties comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and asset impairment charges on tenant improvements deemed no longer realizable. In determining these estimates, we make certain assumptions with regards to our ability to sublease the space and reflect offsetting assumed sublease income in line with our best estimate of current market conditions. Should there be a further significant change in market conditions, the ultimate losses on these could be higher and such amount could be material. During 2002, we recorded restructuring charges of $27.9 million related to restructuring activities initiated in 2002 and also recorded additional charges of $6.3 million related to restructuring activities initiated in 2001, primarily due to changes in estimated sublease income. During 2003, we revised our lease loss accrual downward for an estimated four months of additional operation of our wafer fab and reduced facility costs at our other two abandoned facilities. This credit was largely offset by an additional lease loss accrual for reductions in estimated sublease occupancy and market rates. During the nine months ended September 26, 2004, we recorded a credit of $4.0 million related to our assessment and subsequent decision to not close our internal wafer fabrication facility (“fab”) as we believe that integrating the newly acquired fab from EiC with our pre-existing fab will offer the Company certain benefits over outsourcing the pre-existing fab. As such, we reversed approximately $3.9 million of our lease loss accrual and $85,000 of our severance accrual. This credit was partially offset by an additional $161,000 lease loss accrual as we revised our lease loss assumptions for our facilities based on reductions in sublease occupancy rates and current facility costs.

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

CURRENT OPERATIONS

For The Period Ended September 26, 2004 Compared to September 28, 2003

Sales – We recognized $8.9 million and $6.9 million in sales for the three months ended and $24.4 million and $20.1 million in sales for the nine months ended September 26, 2004 and September 28, 2003, respectively. The increase in sales for both respective periods primarily reflects the increase in our semiconductor sales which more than offset the decline in our wireless assembly sales.

Semiconductor sales in the third quarter of 2004 totaled $8.4 million, an increase of $3.2 million or 60% over the third quarter sales of 2003 of $5.2 million. Semiconductor sales represent 94% and 76% of total sales in the relative three month periods. Semiconductor sales for the first nine months of 2004 totaled $22.1 million, representing 91% of total sales which was a $7.9 million or 55% increase in comparison to first nine months of September 28, 2003 sales of $14.2 million, or 71% of total sales. Our 2003 semiconductor sales includes sales of RF semiconductor products as well as sales of our Thin-Film products which represents $855,000 for the nine months ended September 28, 2003. In May 2003 we sold our Thin-Film product line to M/A COM (a unit of Tyco Electronics). Excluding Thin-Film, our RF semiconductor sales increased $8.7 million or 65% to $22.1 million in the first nine months of 2004 from $13.4 million in the same relative period in 2003. This increase in our RF semiconductor sales related to an increase in the volume of our RF semiconductor products sold due, in part, to our introduction of over 60 new products, our expanded product offering due to our acquisition of the wireless infrastructure business from EiC Corporation (representing $1.8 million and $2.0 million of our RF semiconductor revenue in the respective 2004 periods) and our increasing sales in the United States (29% increase in the three month period and 26% increase in the nine month period) and Asia (particularly China, which increased 37% in the three month period and 87% in the nine month period).

Our other sales includes our wireless integrated assembly sales and our fiber optic sales. As these products have reached the end of their respective product life cycles, they will not be a significant factor in our long term business and they have not contributed appreciably to our sales in 2004. Other sales represents only 6% and 9% in the three and nine month periods ended September 26, 2004. Other sales represented 24% and 29% in the three and nine months ended September 28, 2003. This decline in our other sales contributed to the decline in our sales to Lucent Technologies who was the major customer for the wireless integrated assembly products. Aside from potential and infrequent “life time buys,” our focus will predominantly be repair and maintenance of the existing product base. The majority of the other sales recorded during the first nine months of 2004 represented one such “life time buy.”

Cost of Goods Sold – Our cost of goods sold for the three months ended September 26, 2004 was $4.5 million, an increase of $608,000 or 15% as compared with cost of goods sold of $3.9 million in the three months ended September 28, 2003. For the nine months ended September 26, 2004 our cost of goods sold was $11.0 million a decrease of $1.3 million or 10% as compared with cost of goods sold of $12.3 million in the nine months ended September 28, 2003. During the three months and nine months ended September 26, 2004, cost of goods sold were 51% and 45% as a percentage of sales which compares to 57% and 61% in the corresponding prior year periods. This decrease in our cost of goods sold as a percentage of sales for both relative periods in 2004 reflects the change in our product sales mix to a greater percentage of higher margin semiconductor products from relatively lower margin wireless assembly products.

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

Research and Development – Our research and development expense for the three months ended September 26, 2004 was $4.3 million, an increase of $108,000 or 3% as compared with research and development expense of $4.2 million in the three months ended September 28, 2003. The increase in absolute dollars in the three months ended September 26, 2004 is primarily related to the increased engineering staff and new product development efforts related to the products and processes we acquired from EiC which was largely offset by a decrease in overall overhead. For the nine months ended September 26, 2004 our research and development expense was $12.4 million, a decrease of $500,000 or 4% as compared with research and development expense of $12.9 million over the same period last year. The decrease in absolute dollars in the nine months ended September 26, 2004 is primarily related to a decrease in overall overhead which was partially offset by the increased engineering staff and new product development efforts related to the products and processes we acquired from EiC and an increased spending on design consulting services. Research and development efforts in all periods were primarily attributable to spending on the development of RF semiconductor products. During the three months and nine months ended September 26, 2004, research and development expenses were 48% and 51% as a percentage of sales which compares to 61% and 64% in the corresponding prior year periods. The decrease in research and development expense as a percentage of sales in 2004 relates to the factors noted above as well as the increase in our sales in the same relative periods. Product research and development is essential to our future success and we expect to continue to make investments in new product development and engineering talent. For the remainder of 2004 we will focus our research efforts and resources on RF semiconductor development which target multiple growth markets such as RFID and defense and homeland security and while expanding our addressable market opportunities in wireless communications and broadband cable. We will also explore process capabilities of third party foundries and develop products under new process technologies such as SiGe and CMOS.

Selling and Administrative – Selling and administrative expense for the three months ended September 26, 2004 was $3.5 million or 39% of sales, an increase of $1.3 million or 60% as compared with selling and administrative expense of $2.2 million or 32% of sales in the three months ended September 28, 2003. For the nine months ended September 26, 2004 selling and administrative expenses were $9.3 million or 38% of sales, an increase of $1.7 million or 22% as compared with selling and administrative expense of $7.6 million or 38% of sales in the nine months ended September 28, 2003.  The increase in absolute dollars during the three month period ended September 26, 2004 is primarily related to a $558,000 increase in severance due to a stock compensation charge resulting from the modification of two option agreements (extension of the option exercise period), a $187,000 increase in salaries and wages due to an increase in the number of sales and marketing personnel, a $176,000 increase in accounting fees resulting from additional corporate governance requirements and an increase of $129,000 in advertising and promotion costs associated with our attendance at two RFID trade shows. Additionally, during the three months ending September 28, 2003, we benefited from a reduction in our Board of Directors’ compensation plan which was approved at our Annual Meeting of Stockholders held on July 15, 2003 and resulted in a reduction in accrued expenses of $238,000. The increase in absolute dollars during the nine month period ended September 26, 2004 is primarily related to a $319,000 increase in salaries and wages due to an increase in the number of sales and marketing personnel, a $305,000 increase in bonus expense, a $178,000 increase in accounting fees resulting from additional corporate governance requirements, a $173,000 increase in commission costs due to increased sales of our RF semiconductor products and the aforementioned effects of the third quarter 2004 severance charge and the third quarter 2003 change in our Board of Directors’ compensation plan. The first nine months of 2003 had benefited from the collection of $298,000 of receivables which had been reserved in a prior period. During the first nine months of 2004, we reserved $63,000 of receivables whose collection is doubtful. These increased costs were partially offset by a $363,000 reduction in our Directors and Officers insurance and a $112,000 decrease in advertising and promotion costs. As a percentage of sales, the increase in selling and administrative expense during 2004 reflects the factors noted above.

Acquired in-process research and development expenses – During the nine months ended September 26, 2004, $8.5 million of the purchase price for the acquisition of the wireless infrastructure business and associated assets from EiC was allocated to acquired in-process research and development expense (“IPRD”). Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and have no future alternative use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. The IPRD charge related to the EiC acquisition which was made up of two projects:  12V heterojunction bipolar transistor (“HBT”) power amplifiers and 28V HBT high power amplifiers which had an assigned value of $1.5 million and $7.0 million, respectively. As of September 26, 2004, the estimated aggregate cost to complete these projects was $223,000 and $53,000, respectively which is expected to occur within six months. The cost to complete represents the cost to complete development of the underlying process and does not include the cost to develop individual products under these processes. The value of these projects was determined by estimating the discounted net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project.

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

Restructuring charges – For the three months ended September 26, 2004 we recorded a credit of $3.4 million related to our decision to not close our internal wafer fabrication facility (“fab”) as we believe that integrating the newly acquired fab from EiC with our pre-existing fab will offer the Company certain benefits over outsourcing the pre-existing fab. As such, we reversed approximately $3.5 million of our lease loss accrual and $85,000 of our severance accrual which was recorded in the three months and nine months ended September 26, 2004. Also during the quarter ended September 26, 2004, we revised our lease loss assumptions for our facilities based on reductions in sublease occupancy rates and current facility costs. As such we accrued approximately $161,000 of additional lease loss which was recorded in the three and nine months ended September 26, 2004. During the three months ended June 27, 2004 we delayed the closure of our internal wafer fabrication facility for a minimum of three months to assess the integration of the acquisition into our existing operations which resulted in an approximate $430,000 reduction in our lease loss accrual which is recorded in the nine months ended September 26, 2004. During the nine months ended September 28, 2003, it was determined that one of the employees slated to be terminated would instead be retained for another position. As such, $21,000 of the third quarter 2002 restructuring charge was reversed. For further discussion, see Note 11 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Interest Income – Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. Our interest income in the three months ended September 26, 2004 was $167,000, which virtually unchanged as compared with interest income in the three months ended September 28, 2003. For the nine months ended September 26, 2004 our interest income was $486,000, a decrease of $95,000 or 16% as compared with interest income of $581,000 in the nine months ended September 28, 2003. This relative decrease for the nine months ended September 26, 2004 primarily resulted from a decrease in our cash and cash equivalents due to our acquisition as discussed in Note 3 to the unaudited condensed consolidated financial statements. To the extent we continue to utilize our cash in the operation of our business, interest income is expected to decrease going forward. Additionally, our interest income will be impacted by changes in the market interest rates of our investments.

Interest Expense – Our interest expense for the three months ended September 26, 2004 was $20,000, a decrease of $3,000 or 13% as compared with interest expense of $23,000 for the three months ended September 28, 2003. For the nine months ended September 26, 2004 our interest expense was $72,000, a slight decrease of $2,000 as compared with interest expense of $74,000 for the nine months ended September 28, 2003. Interest expense for all periods relates to maintenance fees associated with our revolving credit facility and outstanding letters of credit.

Other Income-Net – In the nine months ended September 28, 2003 other income-net primarily related to the gain of $1.1 million we recorded related to the sale of our Thin-Film product line to M/A-COM, a unit of Tyco Electronics previously announced in December, 2002. The sale includes equipment, inventory, intellectual property, training and services for which we received total proceeds of $1.8 million.

Income Tax Benefit – During the three months ended September 26, 2004, we recorded an additional tax benefit of $1.1 million resulting from a revision of our estimated tax liability due to our receipt of the final assessment from the Internal Revenue Service related to the audit of the Company’s 1996 through 2000 tax returns. The tax benefit for the nine months ended September 26, 2004 of $7.7 million also included a tax benefit of $6.5 million resulting from the first quarter 2004 revision of our estimated tax liability based on the audit of the Company’s 1996 through 2000 tax returns.  In the nine months ended September 28, 2003 we recorded a one-time tax benefit of $647,000 related to an income tax refund of $480,000 from the State of Maryland as the result of amending our 1999 state tax return and an adjustment to our deferred tax asset of $167,000 for additional federal income tax refund determined after finalizing our 2002 carryback claim filed in the first quarter of 2003. Beginning in 2002, it was determined that it was not more likely than not that any additional deferred tax assets would be realized through the application of carryforward claims.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at September 26, 2004 totaled $49.8 million, a decrease of $10.3 million or 17% compared to the balance of $60.1 million at December 31, 2003.

In December of 2000, we entered into a revolving credit facility (“Revolving Facility”) with a bank, the terms of which were amended and restated in September 2003. Under the new terms, the Revolving Facility provides for a maximum credit extension of $20.0 million with a $15.0 million sub-limit to support letters of credit and matures on September 22, 2005. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires us to maintain certain financial ratios and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission. The Revolving Facility is secured by substantially all of our assets. We were in compliance with the covenants as of September 26, 2004. As of December 31, 2003 and September 26, 2004, there were no outstanding borrowings under the Revolving Facility. The Company has letters of credit of $3.4 million outstanding as of September 26, 2004 against which no amounts have been drawn.

Net Cash Used in Operating Activities – Net cash used in operations was $8.9 million and $5.5 million in the nine months ended September 26, 2004 and September 28, 2003, respectively. Net loss in the nine months ended September 26, 2004 and September 28, 2003 was $5.1 million and $11.3 million, respectively.

Significant items impacting the difference between net loss and cash flows used in operations in the first nine months of 2004 were $4.1 million used in working capital and $7.7 million related to a decrease in our income tax liability. The $4.1 million used in working capital primarily relates to a $1.2 million increase in receivables, a $1.7 million decrease in restructuring liabilities, and a decrease of $436,000 in income taxes payable. Our receivables increased $1.2 million due to increased shipments during the third quarter of 2004. The $1.6 million decrease in restructuring liabilities primarily relates to payments against the remaining lease loss accrual. The decrease of $436,000 in income taxes payable relates to payments resulting from an audit of our 1996 through 2000 returns. The $7.7 million decrease in our income tax liability resulted from a revised estimate related to the audit of our 1996 through 2000 tax returns.

Items impacting the difference between net loss and cash flows used in operations in the first nine months of 2003 were $2.7 million used in working capital and $6.0 million provided by a decrease in our deferred tax assets. The $2.7 million used in working capital primarily relates to an $1.4 million increase in accounts receivable, $1.6 million decrease in restructuring liabilities and a $1.9 million decrease in accruals and accounts payable partially offset by a $1.7 million decrease in inventories. Starting in the second quarter of 2003, we were required to offer more favorable payment terms to significant customers in order to remain competitive in the current business environment. Our average payment terms increased from 30 days to 60 days which resulted in our $1.4 million increase in accounts receivable. The $1.6 million decrease in restructuring liabilities primarily relates to payments against the remaining lease loss accrual. The decrease in accruals and accounts payable, as well as the decrease in inventories, relate to reduced purchases and production as a response to a decrease in customer demand during 2003. The $6.0 million decrease in deferred tax assets relates to the realization of a refund claim generated by the carryback of our 2002 net operating loss.

In our fourth fiscal quarter ending December 31, 2004 we will be making a federal tax payment of $414,000.

Net Cash Provided by (Used in) Investing Activities – Net cash provided by (used in) investing activities was $15.0 million and ($10.5) million in the nine months ended September 26, 2004 and September 28, 2003, respectively. In the first nine months of 2004, we realized $72.2 million in proceeds from the sale and maturities of our short-term investments which was partially offset by $45.7 million used to purchase short-term investments and $11.2 million to acquire the wireless infrastructure business and associated assets from EiC including associated acquisition costs. In addition to the closing consideration, EiC may be entitled to further consideration of up to $14.0 million in cash and shares of our common stock if we achieve certain revenue and gross margin targets by March 31, 2005 and March 31, 2006. During 2004, we expect to invest approximately $500,000 to $1.0 million in capital expenditures of which $320,000 was purchased in the first nine months. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so throughout 2004. In the first nine months of 2003, we purchased $53.7 million of short-term investments which was partially offset by receipt of $42.1 million in proceeds from the sale of short-term investments and $1.6 million proceeds form the sale of a product line. During the first nine months of 2003, we completed the sale of our Thin-Film product line to M/A-COM, a unit of Tyco Electronics including equipment, inventory, intellectual property, training and services.

Net Cash Provided by Financing Activities – Net cash provided by financing activities totaled $10.5 million and $1.5 million in the nine months ended September 26, 2004 and September 28, 2003, respectively. In the first nine months of 2004, we received net proceeds of $10.2 million related to our secondary public offering of 2.0 million newly issued shares of our common stock and $712,000 from the sale of our common stock to employees through our employee stock purchase and option plans which was partially offset by $267,000 of cash used to repurchase our common stock under our current stock repurchase program. In our fourth fiscal quarter ending December 31, 2004 we expect to pay an additional $600,000 to $1.8 million to repurchase our common stock pursuant to the program announced July 27, 2004. For further discussion, see Note 9 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. Net cash provided by financing activities totaled $1.5 million in the nine months ended September 28, 2003.  In the first nine months of 2003, we received net cash of $2.7 million from the sale of our common stock to employees through our option plans which as partially offset by $1.2 million of cash used to the repurchase of our common stock under our stock repurchase program and $32,000 of financing costs associated with our revolving credit facility.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements except for certain operating leases. Our contractual obligations are set forth in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our annual report on Form 10-K for the year ended December 31, 2003. There have been no material changes to the disclosures therein in the nine months ended September 26, 2004 except for a reduction in our reserves for income tax contingencies by $7.7 million based on the audit of our 1996 through 2000 tax returns. Of the remaining $2.4 million, we expect that $815,000 will be paid within the next twelve months.

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

Expected Maturity Dates	Expected Maturity Amounts	Weighted Average Interest Rate
	(in thousands)
Cash equivalents:
2004	$25,084	1.48%
Short-term investments:
2004	16,720	1.43%
2005	5,551	1.91%
Fair value at September 26, 2004	$47,355

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report, due solely to the material weakness discussed below.

Changes in Internal Controls

Our audit committee was advised by Deloitte & Touche LLP, our independent registered public accounting firm, that during their performance of review procedures related to our unaudited interim financial statements for the quarter ended September 26, 2004 they identified a “material weakness” in our internal controls over financial reporting, as defined in Public Company Accounting Oversight Board (“PCAOB”), Auditing Standard No. 2. As defined by the PCAOB, a material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weakness related to a failure to record an accounting entry for a material severance charge resulting from the modification of two option agreements (extension of the option exercise period). The entry was subsequently recorded and is included in our unaudited interim financial statements for the quarter ended September 26, 2004.

We have subsequently remediated this material weakness by strengthening our disclosure control procedures to ensure that all information relevant to our financial reporting resulting from any decisions made or resolutions enacted by our Board of Directors is communicated to our Principal Accounting Officer (Corporate Controller) or other financial personnel with a sufficient understanding of accounting principles generally accepted in the United States of America to ascertain any potential effect on our financial statements in the appropriate reporting period.

We have evaluated our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), and there have been no changes in our internal control over financial reporting during the most recent fiscal quarter, other than as described above, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses, we may incur future losses, and if we are unable to achieve profitability our business will suffer and our stock price may decline.

We have not recorded operating income since 1999 and we may not be able to achieve revenue or earnings growth or obtain sufficient revenue to sustain profitability. In the nine months ended September 26, 2004 our sales were $24.4 million and we incurred an operating loss of $13.2 million. In addition, our sales for the year ended December 31, 2003 were $26.6 million compared to $40.2 million for 2002. We incurred an operating loss of $16.7 million for the year ended December 31, 2003.

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

We may incur losses for the foreseeable future, particularly if our revenues do not increase substantially or if our expenses increase faster than our revenues. In order to return to profitability, we must achieve substantial revenue growth and we currently face an environment of uncertain demand in the markets our products address. Our ability to increase revenues and achieve and sustain profitability will also be affected by other risks and uncertainties described in this quarterly report. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

We operate in the highly cyclical semiconductor industry which has experienced significant fluctuations in demand.

The semiconductor industry is highly cyclical and has historically experienced significant fluctuations in demand for products. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns have been characterized by diminished product demand of end-customers, production overcapacity, high inventory levels and accelerated erosion of average selling prices. We have experienced these conditions in our business in the past and may experience such downturns in the future. The most recent downturn, which began in the fourth quarter of 2000, has been severe and prolonged, and it is uncertain when any significant sustained recovery will occur. Future downturns in the semiconductor industry may also be severe and prolonged. Future downturns in the semiconductor industry, or any failure of the industry to recover fully from its recent downturn, could seriously impact our revenues and harm our business, financial condition and results of operations.

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

Richardson Electronics, Ltd. is the sole worldwide distributor of our complete line of RF semiconductor products. This sole distributor is our largest semiconductor customer and our sales to Richardson Electronics, Ltd. represent 56% and 59% of our semiconductor sales for nine months ended September 26, 2004 and September 28, 2003, respectively. We cannot assure you that this exclusive relationship will improve sales of our semiconductor products or that it is the most effective method of distribution. If this sole distributor fails to successfully market and sell our products, our semiconductor sales could materially decline. Our agreement with this distributor does not require it to purchase our products and is terminable at any time. If this distribution relationship is discontinued, our RF semiconductor sales could materially decline.

We depend upon a small number of customers that account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a reduction of sales.

We depend on a small number of customers for a majority of our sales. We currently have two customers, Richardson Electronics, Ltd. and Celestica, which each accounted for more than 10% of our sales and in aggregate accounted for 62% of our sales for the nine months ended September 26, 2004. We had two customers, Richardson Electronics, Ltd. and Lucent Technologies, which each accounted for more than 10% of our sales and in aggregate accounted for 70% of our sales for the nine months ended September 28, 2003. Sales to Richardson Electronics accounted for 51% and 42% of our sales for the nine months ended September 26, 2004 and September 28, 2003, respectively. Sales to Celestica accounted for 12% of our sales for the nine months ended September 26, 2004. Sales to Lucent Technologies accounted for 28% of our sales for the nine months ended September 28, 2003, including sales to their manufacturing subcontractors. In addition, most of our sales result from purchase orders or from contracts that can be cancelled on short-term notice. Moreover, it is possible that our customers may develop their own products internally or purchase products from our competitors. Also, events that impact our customers, for example wireless carrier consolidation, can adversely affect our sales. We expect that our key customers will continue to account for a substantial portion of our revenue in 2004. The loss of or a reduction in orders from a significant customer for any reason could cause our sales to decrease.

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

Our quarterly revenues and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet our publicly stated guidance or the expectations of securities analysts or investors, our stock price may decline. For example, in early 2003 and as recently as during our third quarter ended September 26, 2004, we publicly announced revised lowered expectations of financial results for certain periods. Subsequent to such announcements, the trading price of our common stock declined significantly. Factors that can contribute to fluctuations in our operating results include:

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

•                  the risks inherent in acquiring technologies and businesses, including the timing and successful completion of technology and product development through volume production, integration issues, costs and unanticipated expenditures, change relationships with customers, suppliers and strategic partners, potential contractual, intellectual property or employment issues, accounting treatment and charges, and the risks that the acquisition cannot be completed successfully or that anticipated benefits are not realized;

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

As we continue to develop new products utilizing new process technologies , we will increase our utilization of third parties for the manufacture of our products.

As we continue to develop new products utilizing new process technologies, we will obtain an increasing portion of our wafer requirements from outside wafer fabrication facilities, known as foundries. There are significant risks associated with our reliance on third-party foundries, including:

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

Throughout the last three years, the demand for telecom equipment has been very soft. This weakness in demand is currently projected to continue through the end of 2004 and potentially beyond based on customer forecasts for the purchase of our products. If the markets for our products in broadband cable or wireless communications decline, fail to grow, or grow more slowly than we anticipate, the use of our products may be reduced and our sales could suffer.

If we or our outsourced manufacturers fail to accurately forecast component and material requirements, we could incur additional costs or experience product delays.

We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary products and/or components and materials. Lead times for components and materials that we, or our outsourced manufacturers, order can vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. To the extent that we rely on outsourced manufacturers, many of these factors will be outside of our direct managerial control. For substantial increases in production levels, our outsourced manufacturers and some suppliers may need six months or more lead time. As a result, we may be required to make financial commitments in the form of purchase commitments. We lack visibility into the finished goods inventories of our customers and the end-users. This lack of visibility impacts our ability to accurately forecast our requirements. If we overestimate our component, material and outsourced manufactured requirements, we may have excess inventory, which would increase our costs. An additional risk for potential excess inventory results from our volume purchase commitments with certain material suppliers, which can only be reduced in certain circumstances. Additionally, if we underestimate our component, material, and outsourced manufactured requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our sales and profitability. We have incurred, and may in the future incur, charges related to excess and obsolete inventory. These charges amounted to $528,000 in the nine months ended September 26, 2004 and $251,000 in 2003, respectively. While these charges may be partially offset by subsequent sales of previously written-down inventory, there can be no assurance that any such sales will be significant. As we broaden our product lines we must outsource the manufacturing of or purchase a wider variety of components. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility of customer acceptance and potential competition. Both of these factors will contribute a higher level of inventory risk in our near future.

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

Our purchase agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, the limitation of liability provision contained in these agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. Although we maintain $22.0 million of insurance to protect against claims associated with the use of our products, our insurance coverage may not adequately cover all claims asserted against us. In addition, even ultimately unsuccessful claims could result in costly litigation, divert our management’s time and resources and damage our customer relationships.

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

We expect to continue to rely on vendors, manufacturers and subcontractors located in Singapore, The Philippines, Malaysia, Taiwan and France. Additionally, we utilize vendors located in such countries in our semiconductor business to provide Gallium Arsenide (“GaAs”) wafers as raw material in our semiconductor fabrication, to fabricate certain products, to assemble certain products and to package the majority of our semiconductor die in plastic or ceramic. Accordingly, we will be subject to risks and challenges such as:

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud which could subject us to regulatory sanctions, harm our business and operating results and cause the trading price of our stock to decline.

Effective internal controls required under Section 404 of the Sarbanes-Oxley Act of 2002 are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our business, reputation and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, our external auditors recently identified a “material weakness” in the course of their review of this quarterly report which means that they believed that there was “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” Although we believe we have strengthened our internal controls to address the matter that gave rise to the “material weakness,” we are continuing to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could subject us to regulatory sanctions, harm our business and operating results or cause us to fail to meet our reporting obligations.  Inferior internal controls could also harm our reputation and cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

If we are required to treat employee stock option and employee stock purchase plans as a compensation expense, it could significantly reduce our net income and earnings per share and could adversely affect our ability to attract and retain key personnel.

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example in fiscal year 2003, had we accounted for stock-based compensation plans as a compensation expense, annual diluted earnings per share would have been reduced by $0.04 per share. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method.

We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with our company. Several regulatory agencies and entities are considering regulatory changes that could make it more difficult or expensive for us to grant stock options to employees. For example, the Financial Accounting Standards Board has proposed changes to the U.S. generally accepted accounting principles that, if implemented, would require us to record a charge to earnings for employee stock option grants. In addition, new regulations implemented by the Nasdaq National Market generally requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

We sell a significant portion of our product to customers outside of the United States. Sales to customers outside of the United States accounted for approximately 34% and 32% of our sales in nine months ended September 26, 2004 and September 28, 2003, respectively. We expect that sales to customers outside of the United States will continue to account for a significant portion of our sales. Although all of our foreign sales are denominated in U.S. dollars, such sales are subject to certain risks, including, among others, changes in regulatory requirements, the imposition of tariffs and other trade barriers, the existence of political, legal and economic instability in foreign markets, language and cultural barriers, seasonal reductions in business activities, our ability to receive timely payment and collect our accounts receivable, currency fluctuations, and potentially adverse tax consequences, which could adversely affect our business and financial results.

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

As of September 26, 2004, Fox Paine was the beneficial owner of 41.9% of our common stock which represents 25.5 million of our approximately 61.0 million outstanding shares of common stock. Sales of substantial amounts of our common stock into the public market by Fox Paine, or perceptions that those sales could occur, could adversely affect the prevailing market price of our common stock.

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

As of September 26, 2004, Fox Paine & Company, LLC (“Fox Paine”) is the indirect beneficial owner of 41.9% of our outstanding share capital. As a result, Fox Paine has and will continue to have significant influence over the outcome of matters requiring stockholder approval, including:

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

Our stock price is highly volatile.

The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering in August, 2000, through September 26, 2004, our common stock has traded at prices as low as $0.560 and as high as $59.875 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

Although we had cash, cash equivalents and short-term investments of $49.8 million at September 26, 2004, we do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not invest in our common stock.

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

Item 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e)          Issuer Purchases of Equity Securities

In March 2003, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $2.0 million of the Company’s common stock. In October 2003, the Board approved an additional $2.0 million to expand its existing share repurchase program increasing the total amount authorized to $4.0 million. Purchases under the stock repurchase program may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. During the year ended December 31, 2003, $2.8 million was utilized to purchase 1,340,719 shares of the Company’s common stock at a weighted average purchase price of $2.08 per share. All of the purchases were made on the Nasdaq National Market at prevailing open market prices using general corporate funds. The repurchases reduced the Company’s cash and interest income during the period and correspondingly reduced the number of the Company’s outstanding shares of common stock. $1.2 million remained available under this stock repurchase plan as of its expiration on July 22, 2004.

On July 27, 2004 the Board authorized a new share repurchase program of up to $2.0 million of our common stock. The following table sets forth certain information regarding our repurchases under this program, for the three months ended September 26, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

June 28, 2004 - August 1, 2004	60,000	$2.3357	60,000	$1,858,059.12

August 2, 2004 - August 29, 2004	53,756	$2.3018	113,756	$1,732,708.39

August 30, 2004 - September 26, 2004	—	—	113,756	$1,732,708.39

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

The exhibits listed on the following index to exhibits are filed as part of this Form 10-Q.

Exhibit
Number	Exhibit Description

31.1	Certification of Michael R. Farese, Chief Executive Officer, pursuant to Rule 13a-14)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Rainer N. Growitz, Chief Financial Officer, pursuant to Rule 13a-14/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Michael R. Farese, Ph.D., Principal Executive Officer, Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

32.2	Certification of Rainer N. Growitz, Principal Financial Officer, Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)         Reports on Form 8-K during the quarter ended September 26, 2004.

On June 18, 2004 (the “Closing Date”), WJ Communications, Inc., a Delaware corporation (the “Company”) completed its acquisition of assets from EiC Corporation, a California corporation (“EiC”) and EiC Enterprises Limited (“EiC Enterprises” and together with EiC, the “Seller”). Pursuant to an Asset Purchase Agreement, dated June 3, 2004, as amended June 18, 2004, by and between the Company and the Seller (the “Purchase Agreement”), the Company

purchased, subject to the terms and conditions of the Purchase Agreement, the infrastructure business and associated assets of the Seller (the “Assets”). This event was reported in the Company’s report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2004

On July 20, 2004, WJ Communications, Inc. (the “Company”) issued a press release relating to its financial results for the quarterly period ended June 27, 2004. This event was reported in the Company’s report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2004.

On July 27, 2004, WJ Communications, Inc., (the “Company”) issued a press release announcing that its Board of Directors has authorized the repurchase of up to $2 million of the Company’s common stock. The new program is effective immediately. This event was reported in the Company’s report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2004.

On August 23, 2004, the Company issued a press release announcing the transition of its Chief Financial Officer position.  Fred J. Krupica will leave the Company in September and Rainer N. Growitz, the Company’s Vice President Finance and Secretary, was named interim Chief Financial Officer while the Company searches for a replacement. A description of Mr. Growitz’s background is contained in Item 10 of the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 28, 2004 which is incorporated by reference. The material terms of his employment agreement with the Company dated January 31, 2000 are described in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 27, 2001 and a copy of the employment agreement was filed as Exhibit 10.6 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 12, 2000, which are incorporated by reference. This event was reported in the Company’s report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2004.

On September 1, 2004 the Company filed an amendment to its Current Report on Form 8-K filed on July 2, 2004 for the sole purpose of including the financial information required by Item 9.01(a) Financial Statements and 9.02(b) Pro Forma Financial Information of Form 8-K which was omitted from the original filing and is being filed herewith within 60 days after the date of the original Form 8-K filing as permitted by Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 9th day of November 2004.

WJ COMMUNICATIONS, INC.
(Registrant)

Date	November 9, 2004	By:	/s/ MICHAEL R. FARESE, Ph.D.
Michael R. Farese, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date	November 9, 2004	By:	/s/ RAINER N. GROWITZ
Rainer N. Growitz
Interim Chief Financial Officer
Vice President of Finance and Corporate Secretary
(principal financial officer)