Form 10-K
period 2004-12-31
WJ COMMUNICATIONS INC
filed 2005-03-30
CIK 105006

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

As of June 27, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $114,242,377 (based upon the $3.74 closing price of the common stock as reported by the NASDAQ National Market on June 25, 2004).

As of March 28, 2005 there were 63,727,232 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE: None

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, the shareholders’ annual report, press releases and certain information provided periodically in writing or orally by the Company’s officers, directors or agents contain certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecasted in the forward-looking statements. In addition, the forward-looking events discussed in this annual report might not occur. These risks and uncertainties include, among others, those described in the section of this report entitled “Risk Factors.”  Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission. We assume no obligation to update or revise the forward-looking statements or risks and uncertainties to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

WJ COMMUNICATIONS, INC.
FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

Item 1.                        BUSINESS

Overview

We are a radio frequency (“RF”) devices company providing radio frequency products worldwide to communications equipment companies and service providers. We design, develop and manufacture innovative, high performance products for both current and next generation wireless and wireline networks, defense and homeland security systems and RF identification systems. Our products are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which seek to address the RF challenges of these various systems. Our commercial communications products are used by telecommunication and broadband cable equipment manufacturers supporting and facilitating mobile communications, enhanced voice services, data and image transport. Our objective is to be the leading supplier of innovative RF semiconductors products.

WJ Communications, Inc. (formerly Watkins-Johnson Company, “we,” “us,” “our” or the “Company”) was founded in 1957 in Palo Alto, California, and for many years we focused on RF microwave devices for defense electronics and space communications systems. Beginning in the 1990s, we began applying our RF design, semiconductor technology and integration capabilities to address the growing opportunities for commercial communications products. We believe that our history of designing high quality, reliable products and our long-standing relationships with industry-leading customers is an important competitive advantage. We were originally incorporated in California and reincorporated in Delaware in August 2000.

Since early 2002, we have undertaken several strategic initiatives to focus on our competitive advantages and dedicate our resources to the RF semiconductors and modules. As part of these initiatives, we sold our wireless repeater and thin-film product lines and exited the fiber optic and fixed wireless assemblies markets. On June 18, 2004, we acquired the wireless infrastructure business and associated assets of EiC Corporation, a California corporation and EiC Enterprises Limited (together “EiC”). We believe that the addition of EiC’s technical expertise further enhances WJ’s strategy of offering customers what we believe to be industry leading products for the wireless infrastructure market.

Our principal executive offices are located at 401 River Oaks Parkway, San Jose, California 95134, and our telephone number at that location is (408) 577-6200. Our Internet address is www.wj.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or SEC, filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The information contained on our website is not intended to be part of this report. Our common stock is listed on the Nasdaq National Market and traded under the symbol “WJCI”.

Recent Developments

On January 28, 2005 we acquired Telenexus, Inc. (“Telenexus”) which designs, develops, manufactures and markets radio frequency identification (“RFID”) reader products for a broad range of industries and markets. We believe the addition of Telenexus’ RFID products and technology will allow us to continue to enhance our RFID reader offerings to further capitalize on market opportunities.

Industry Background

Industry overview

We believe several important trends provide long-term growth opportunities for RF technology in markets such as wireless communications, broadband cable, RFID, defense and homeland security. Market trends that drive the growth in demand for high-performance RF products include:

•       Growth in the number of wireless subscribers and an increase in consumer demand for advanced data services. The worldwide wireless communications industry has grown considerably in recent years and continues to grow, with the number of subscribers expected to grow from 1.3 billion in 2003 to 1.7 billion in 2007 according to IDC, representing a 7% compound annual growth rate. At the same time, mobile subscribers are increasingly demanding data services in addition to traditional voice telephony services. To meet this demand, network operators are building new and upgrading existing mobile networks to offer greater network capacity and speed to deliver voice and data services. These next generation wireless networks require new equipment based on more advanced RF technology.

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

•       Potential broad deployment of RFID technology. RFID offers the potential for substantial productivity gains and operational cost savings because it enables real-time knowledge of greater amounts of unique product data than can be delivered by conventional technology, such as product type, date of manufacture, serial number and expiration date. The technology has been successfully used in several applications to date, such as Exxon Mobil’s Speedpass™, and several recent announcements indicate a growing desire of companies to implement RFID technology, including Wal Mart’s announcement that it’s 100 top suppliers must be RFID compliant in 2005 and a Department of Defense statement that its suppliers must use RFID tags by early 2005. According to Venture Development Corporation, the RFID market is forecasted to grow from $965 million in 2002 to $2.7 billion in 2007, representing a 23% compound annual growth rate. We are targeting the UHF reader segment of that market.

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

Wireless communications and broadband cable service providers continue to make investments in network infrastructure to expand capacity and offer a broader range of services to support the changing needs of end users while reducing their operating costs. In addition, wireless network operators and service providers have begun to announce their plans for deployment of next generation wireless services and networks, referred to in the industry as 2.5G and 3G networks. These networks will offer subscribers increased speeds, additional application capabilities, and broader compatible coverage across geographies. To meet these objectives, network operators are building new and upgrading existing mobile networks to offer greater network capacity and speed to deliver voice and data services. These next generation wireless networks require new equipment based on more advanced RF semiconductor technology. In broadband cable networks, operators have begun to upgrade their network infrastructure to support high-speed data services, a broad selection of digital television channels, video-on-demand and voice telephony services. To support these enhanced services, cable network operators are upgrading their network infrastructure with equipment that utilizes high frequency RF technologies.

Original equipment manufacturers (“OEMs”) must develop systems to meet the requirements of communications service providers. In meeting these requirements, OEMs face significant market and product performance pressures including cost reduction, higher performance, greater reliability and shorter time to market. OEMs are adopting new approaches in designing systems to deliver the performance and feature improvements that service providers require. In a typical communications system, the principal functional blocks are the RF subsystem, which receives, amplifies and transmits signals, the signal processor, which encodes and decodes digitized signals, and the antenna. Since the RF subsystem receives the signal, interfaces with the signal processor, and amplifies and transmits the signal, a system’s performance and signal quality are significantly affected by the RF subsystem. Some OEMs do not have the internal resources to address every aspect of a system’s RF performance. To lower their production costs and shorten product development cycles, OEMs are seeking innovative RF components from third-party suppliers. We believe that there is a substantial market opportunity for a third-party supplier of high performance RF components who can meet the needs for flexibility, performance and value required by OEMs.

RF components are generally technically sensitive devices that demand circuit design expertise and sophisticated process technology. A process technology is a method of manufacturing semiconductor devices and circuits using a given wafer material. Many RF component suppliers have made significant investments in their own wafer fabrication facilities (“fabs”) which are typically based on a single process technology. As a result, RF component suppliers with wafer fabs generally focus most of their attention on developing products using their own process technology even if another process may be more appropriate for a given application. To adopt one of these other process technologies, these component suppliers would have to migrate their current facility to the other technologies, make significant capital investments in new wafer fabrication equipment or would have to develop relationships with merchant wafer fabs. Because all of these steps are expensive and time consuming, most RF component suppliers resist changing process technologies. As a result, it is difficult for a single RF component supplier to supply a broad range of products that meet all the requirement of the major OEMs, thus allowing multiple suppliers targeting different segments of the markets.

Radio Frequency Identification (RFID)

Radio frequency identification, or RFID, is a generic term for technologies that use radio waves to automatically identify individual items. In general, the system consists of an RFID tag, which contain the identification of the item tagged, and an RFID reader, which sends out a radio wave signal to read the information contained on the tag. The RFID tag is made up of a microchip with an antenna, and it can be either passive or active. Passive RFID tags contain no internal power source such as a battery. To read a passive RFID tag, the reader sends out electromagnetic waves. Passive RFID tags draw power from these electromagnetic waves and use it to power the microchip’s circuits. The microchip modulates the waves that the tag reflects back to the reader and the reader converts the returned waves into digital data. The digital data is then passed on to a host computer that can make use of the data. Active RFID tags operate more or less in the same manner except that the tags have a battery; this internal power supply in the tag allows for active response to the reader as well as active data manipulation on the tag.

Profitable and effective commercial RFID systems have been in operation for over a decade. The current market is driven by traditional applications such as security/access control, automobile immobilization, toll collection, and transportation. Many other applications are in the early adoption phase, including pallet tracking, point of sale commerce, baggage handling. There are notable obstacles to overcome before significant growth can be seen, including but not limited to, acceptable industry and application standards, cost, end user education, frequency regulations, power restrictions, the weakness of indirect channel support and the highly fragmented competitive environment.

In addition to a high number of trial applications, there have also been many real implementations across several industries. For example, numerous libraries, labs, hospitals, warehouses, retailers, commercial laundries, and automobile manufacturers implemented RFID for applications such as item, material and asset management. This penetration into vertical industries occurs as a growing number of systems integrators and software companies who serve these industries continue to form relationships with RFID hardware vendors. RFID hardware manufactures are also welcoming service providers who specialize in warehouse management, logistics services, asset management, and industrial automation into their partner programs.

Going forward, the supply chain will begin to drive the RFID market. For example, Wal-Mart Stores Inc. (NYSE: WMT), Gillette Co (NYSE: G) and the United States Department of Defense mandates for their respective suppliers to deliver product RFID tagged at the case and pallet level have helped spur the industry to move beyond experimentation to implementation. We believe that the full Realization of the Transportation Recall Enhancement, Accountability, and Documentation Act mandated by the United States Congress in 2000 could also create opportunity for RFID readers. The next level in the supply chain will be item level tagging leading to the need for a high volume of shelf readers so that real time inventory tracking and shrinkage reduction can be put into place. In our view, the natural evolution for RFID will be into cell phones and other portable devices for point of sale applications.

The RF Challenge

Radio frequency (“RF”) semiconductor technology presents different engineering challenges than standard semiconductor design. In general, digital semiconductors are created from standard semiconductor circuit designs that have predictable performance. This permits an automated design process. Each RF component, however, has distinctly different characteristics that influence overall system performance in complex ways. Instead of having stable inputs and outputs, the RF circuit characteristics can drift based on process variations, temperature, power supply and other variables. As a result, performance characteristics are unique for each device, and the RF engineer must evaluate and develop new designs on a continuous basis for each system performance level and air interface standard. In addition to being skilled in semiconductor circuit design, the RF circuit designer must have a thorough understanding of signal processing principles, must understand the totality of the system for which the device is intended and must be able to create designs that function within the unique parameters of different wireless system architectures.

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

The WJ Communications Solution

With the ability to design and manufacture RF semiconductors, components, and integrated RF modules, and interface these assemblies with other network elements, we enable both current and next generation wireless and broadband cable networks, defense and homeland security systems and RFID systems worldwide. Our core technology lies within our advanced RF semiconductor designs.

Our RF expertise covers a broad range of frequencies used in advanced communications networks today. Our capabilities are comprised of the following key elements:

•       RF Design Expertise.   We have been designing RF and microwave products for more than 40 years and have developed significant RF design expertise. Our team of 78 highly qualified and talented engineering and technical employees is capable of applying this expertise to a variety of RF products. These products are optimized to achieve high performance with minimum cost.

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

Business Strategy

Our objective is to be the leading supplier of innovative RF semiconductor products. To meet this goal, we intend to:

•       Leverage Our Technology Leadership and Our Design and Integration Expertise to Grow with Growing Markets.   We intend to target multiple growth markets such as RFID and defense and homeland security and expand our addressable market opportunities in wireless communications and broadband cable. We believe that as data throughput requirements expand in wireless networks the ability to meet the RF requirements becomes increasingly important and the market for RF products will grow accordingly. We intend to apply our RF design expertise to develop additional leading-edge products in each of the rapidly growing areas of the communications markets, focusing on the markets for RF semiconductors, modules and components. Due to the commonality of RF requirements in broadband cable and wireless communications networks, we have the flexibility to allocate our design and engineering resources to any or all of these markets and intend to use this flexibility to take advantage of market opportunities as they arise.

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

•       Acquire and Develop New Technologies.   We intend to continue to augment our existing technology base and design capabilities by acquiring complementary technologies, design capabilities, manufacturing processes and product offerings for broadband cable applications. In June 2004 we acquired the wireless infrastructure business of EiC Corporation and EiC Enterprises Limited and in January 2005 we acquired Telenexus, Inc. which designs, develops, manufactures and markets RFID reader products for a broad range of industries and markets. In addition, we intend to continue to focus our research and development efforts on emerging communications and RF technologies.

Products and Technology

We are committed to being a leader and innovator of RF products and believe that we are positioned to provide a broad portfolio of RF technology products. Our RF products are comprised primarily of semiconductors including amplifiers, mixers, transistors and multi-chip modules (“MCMs”), and RFID readers and reader modules. Our MCMs integrate multiple RF semiconductors, process technologies and functions in a single package allowing us to significantly reduce cost, power consumption and circuit board space. Our ability to design our semiconductors in multiple process technologies enables us to address a variety of end-markets and applications.

The following table summarizes the sales from our significant product lines:

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Semiconductor and RFID	$29,808	$20,246	$19,214
Wireless Integrated Assemblies	2,258	6,307	14,697
Fiber optic	270	12	6,245
Total	$32,336	$26,565	$40,156

In the second quarter of 2003 we sold our Thin-Film product line, included in Semiconductor and RFID, to M/A-COM, a unit of Tyco Electronics. Our Thin-Film product line contributed $855,000 and $3.2 million to our semiconductor sales in 2003 and 2002, respectively. The Wireless Integrated Assemblies and Fiber Optic businesses are at end-of-life, and we expect very modest contribution to sales from Wireless Integrated Assemblies and no contribution from Fiber Optic products.

Semiconductor Products and Process Technologies

Our semiconductor products include a broad array of high performance semiconductors that we manufacture for our own use as well as for sale to others. The primary markets for our semiconductor products are the wireless and broadband cable infrastructure markets.

Our semiconductor products are comprised primarily of amplifiers, mixers, multi-chip modules (“MCM”) and transistors. Amplifiers and transistors increase the level of signals while mixers translate a signal from one frequency to another. The strength of our semiconductor technology lies in our ability to design and in the case of our gallium arsenide semiconductor products, manufacture highly linear products. High linearity is one of the most critical performance parameters for broadband cable and wireless networks and represents a semiconductors’ ability to amplify and transform signals with minimal distortion and interference.

We have expertise in designing and manufacturing RF components in multiple process technologies. Some of these processes have been built in our own manufacturing operations and in other cases we have our products manufactured for us by an outside foundry.

Processes that we have been designing products in and/or supplying products from for over one year and which have been in production for greater than two years can be considered mature process technologies that are in the middle of their life cycle. We would typically expect to continue offering products from these technologies and/or designing new products in these technologies for at least a further two to three years. These processes include:

•       Gallium arsenide metal semiconductor field effect transistor (GaAs MESFET)

•       Gallium arsenide heterostructure field effect transistor (GaAs HFET)

•       Indium gallium phosphide heterojunction bipolar transistor (InGaP HBT)

•       Silicon On Insulator (SOI)

Processes that we have been using to design products on for less than one year can be considered developing technologies for the Company that are at the start of their life cycle. These processes would typically include:

•       Integrated combination of silicon-germanium heterostructure bipolar transistor and complementary metal oxide semiconductor (SiGe BiCMOS)

•       Silicon complementary metal oxide semiconductor transistor (CMOS),

There are other processes technologies that have been in production for some years, and are therefore considered as mature technologies. Recent versions of these processes may contain some special features that would make them developing production technologies. We are evaluating whether these ‘mature’ or ‘developing’ technologies could give us either a performance advantage or a price advantage, but we have not yet designed products in such processes. Process technologies that fall into this category include:

•       Silicon-germanium heterostructure bipolar transistor (SiGe HBT),

•       Gallium arsenide pseudomorphic high electron mobility transistor (GaAs pHEMT),

•       Silicon bipolar junction transistor (Si BJT),

•       Integrated combination of silicon bipolar transistor and complementary metal oxide semiconductor transistor (Si BiCMOS),

•       Laterally diffused complementary metal oxide semiconductor transistor (LDMOS)

Finally, there are emerging process technologies that we have identified as being suitable for future products. These emerging technologies are focused around advanced InGaP HBT processes that will allow us to expand into higher power products that operate at higher supply voltages. We have already begun production based on the 12Volt version of the InGaP HBT process. However, the 28Volt version of the InGaP HBT process is still in “pre-production” development stage.

RFID Reader Products

Our radio frequency identification (“RFID”) products are primarily UHF RFID readers. During 2003 we began to utilize our core RF design expertise and RF semiconductor integration IP to address the market’s need for low cost RFID readers capable of working in real world environments. In September 2003, we introduced an Auto-ID Center Class 1 EPC compliant reader operating in the 900MHz ISM band achieving significant improvement in reader performance with a substantial reduction in cost and form factor. By the end of 2003 we began production deliveries of this product and have completed development on a Class 1 EPC compliant reader operating in the worldwide 2.4GHz band. During 2004, we introduced our MPR5000 and MPR6000 multi-protocol readers operating in the 900 MHz ISM band in the industry standard PCMCIA form factor.

Wireless Communications Integrated Assembly Products

Our wireless integrated assembly products are primarily used in wireless infrastructure equipment, such as cellular base stations, which provide a combination of voice and data services to mobile users. These products include base station RF front ends, diagnostic and support equipment and repeaters. Base station RF front ends consist of filters and frequency converters, and are used in virtually every communications system to translate signals from one frequency to another.

These products have reached the end of their product life cycle and are considered as legacy products which will not be a significant factor in our long term business. Aside from potential and infrequent “life time buys,” our focus will predominantly be repair and maintenance of the existing product base.

Customers

We sell our products principally to our distributor and original equipment manufacturers, including their manufacturing subcontractors. We believe that we have strong relationships with market leaders in all of our target markets. A sample of our revenue-producing customers include:

Alien Technology	Japan Radio Co., Ltd. (JRC)	REMEC
Andrew Corporation	LG Electronics, Inc.	Richardson Electronics Ltd.
Broadband Innovations, Inc.	Lucent Technologies, Inc.	Samsung Electronics Co. Ltd.
Celestica	Motorola	Scientific-Atlanta Inc.
Ericsson	Nokia Networks	Siemens
Flextronics	Nortel Networks	Symbol Technologies, Inc.
Huawei Technologies	Powerwave Technologies	ZTE Corporation

We depend on a limited number of key customers for a majority of our sales. In 2004, Richardson Electronics and Celestica each accounted for more than 10% of our sales and in aggregate accounted for approximately 63% of our sales. In 2003, Richardson Electronics and Lucent Technologies each accounted for more than 10% of our sales and in aggregate accounted for approximately 70% of our sales. In 2002, Richardson Electronics, Lucent Technologies and Nortel Networks each accounted for more than 10% of our sales and in aggregate accounted for 62% of our sales. We expect that our key customers will continue to account for a substantial portion of our sales in 2005 and in the foreseeable future. These customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty, and currently do not have agreements with any of our key customers that contain long-term commitments to purchase specified volumes of our products.

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

•       Distributor   In June 2002, we entered into a sole worldwide distributorship agreement with Richardson Electronics, Ltd., a global provider of engineered products, to resell our products through catalog, e-commerce and direct channels. This agreement expanded our previous relationship and includes provisions for joint marketing and promotional activities such as advertising in trade publications and the planning and execution of technical tours/demonstrations and trade shows, including such expenses as rental of space and/or equipment, travel and posters. We directly compensate vendors for the cost of these specifically identified goods or services or may reimburse Richardson Electronics, Ltd. if they incurred the cost of such specifically identified goods or services on our behalf the value of which is substantiated by invoicing from vendors. Our cost for these activities is recorded in selling and administrative expense as advertising. We recognize revenue upon shipment of our products to our sole distributor, although we establish reserves for estimated distributor right of return, authorized price reductions for specific end-customer sales opportunities and price protection based on known events and historical trends.

•       Manufacturer Sales Representatives   Our worldwide network of twenty independent manufacturer sales representatives is responsible for assisting our direct sales force in calling on potential customers as well as maintaining relationships with non-major accounts.

•       Applications Engineering   Our products are highly technical and our customers frequently consult with us to select a component for a given application, determine product performance under specified conditions unique to their system, or test a product for new applications. To meet the needs of our customers, we provide support in all stages of the sales process, from concept definition and product selection to post-sale support. These services are provided by our applications engineering organization, which works closely with our sales organization in all pre- and post-sale activities. We intend to continue to invest in expanding our applications engineering organization to assist our customers.

•       International Sales   Our sales outside the United States were 35%, 32% and 34% of our total sales in 2004, 2003 and 2002, respectively. For more detailed disclosure on our foreign sales, see Note 15 to the consolidated financial statements included elsewhere in this Form 10-K.

Manufacturing

Our facility in Milpitas, California produces some of our gallium arsenide semiconductor products. At the same facility, we also produced our thin-film products until our second quarter of 2003. Considerable manufacturing capacity exists for gallium arsenide semiconductor. Our gallium arsenide products are packaged in Singapore, The Philippines, Malaysia, Taiwan and France at vendor facilities. We utilize external wafer foundries for our SiGe and some of the InGap HBT semiconductor products.

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

Our facility in Fremont, California, acquired as a part of the EiC transaction in June 2004, produced some of our InGap HBT products and this manufacturing facility was shut down during the first quarter of 2005 as we are merging the operations into our facility in Milpitas, California.

We depend on single or limited source suppliers for the components and materials used in many of our products, including our SiGe processed wafers, 5Volt and 12Volt InGap HBT processed wafers, gallium arsenide wafers, packaging, electronic components and antennas. Although we rely on limited or sole source suppliers for other components and materials, there are typically alternative sources of supply available for them. If in the future we face difficulties obtaining these components and materials from any of our limited or sole source suppliers, we may face a delay in the shipment of products which are manufactured using these components and materials while we identify and qualify an alternative source of supply if available. As a result of these delays, we may fail to satisfy customer orders and our sales may decline while we look for a suitable alternative supplier.

We are committed to quality of the management systems governing the manufacture of our products and our systems are ISO 9001 (revision 2000) certified. The International Organization for Standardization (“ISO”) is a network of the national standards institutes of 148 countries including the United States of America. The ISO 9000 family of standards is primarily concerned with “quality management,” meaning the systems the organization utilizes to fulfill: the customer’s quality requirements, and applicable regulatory requirements, while aiming to enhance customer satisfaction, and achieve continual improvement of its performance in pursuit of these objectives. The ISO 9001: 2000 is approved as an

American National Standard by the American Society for Quality. Our systems are regularly assessed by independent certifying bodies, through routine quality system audits, for adherence to ISO 9001 standards.

Research and Development

Our future success depends on our ability to develop new designs, technologies and product enhancements. We have assembled a core team of experienced engineers and technologists to accomplish these objectives. These employees are involved in advancing our core technologies, as well as applying these core technologies to our product development activities in our target markets. We have made, and will continue to make, a substantial investment in research and development activities. Research and development costs, which are expensed when incurred, were $17.0 million, $16.8 million and $17.8 million for the years 2004, 2003 and 2002, respectively.

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

We seek patent protection for our unique developments in circuit designs, processes and algorithms. We have 22 United States patents and 12 foreign patents. We currently have a number of patent applications pending in the United States Patent and Trademark Office and throughout the world, including 13 patent applications filed in the United States in 2004. Our existing United States patents will expire between June 2007 and October 2022. We have chosen to pursue foreign patent protection only in selected foreign countries. Our failure to pursue foreign protection in these countries and the fact that patent rights may be unavailable or limited in some foreign countries could make it easier for our competitors to utilize our intellectual property. We cannot assure you that any patent will be issued as a result of our pending applications or any future applications or that, if issued, these patents will be sufficient to protect our technology. In addition, we cannot assure you that any existing or future United States or foreign patents will not be challenged, invalidated or circumvented, or that any patent granted will provide us with adequate protection or any competitive advantages.

We license various technologies from third parties that we have integrated into our products. We have a non-exclusive, non-transferable license to use particular thin-film technology and transferable, non-exclusive licenses to use particular gallium arsenide technology, and technology used in the field of commercial, or non-military, RF communications, all of which are perpetual licenses. Although our business does not depend on any of the licenses to a material extent, our failure to maintain these licenses could harm our business.

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

Employees

We believe that one of our most important assets is our base of well-trained and experienced employees. As of December 31, 2004, we had 183 employees, consisting of:

•       15 executive and administrative employees;

•       22 sales and marketing employees;

•       68 manufacturing, facilities and operations employees; and

•       78 engineering and technical employees.

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

Backlog

Our backlog is comprised of standard purchase orders and annual contracts for the delivery of products. For our annual contracts, our major customers provide us with rolling sales forecasts on at least a monthly basis. These forecasts are subject to changes, including changes as a result of changes in market conditions, and could fluctuate significantly from quarter to quarter. At December 31, 2004, our backlog was $5.3 million, compared to $4.0 million at the end of December 31, 2003. We include in backlog all accepted product purchase orders for which delivery has been specified within 90 days. However, due to industry practice which allows customers to cancel or change orders with limited advance notice and without significant penalty prior to shipment, we believe that backlog is not a reliable indicator of future revenue levels.

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

Environmental Matters

Our operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. Our former Scotts Valley and Palo Alto sites have significant environmental liabilities for which in July 1999 we entered into and funded fixed price remediation contracts and obtained cost-overrun and unknown pollution conditions insurance coverage. There can be no assurance that this insurance will be sufficient to cover all liabilities related to these two sites.

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

With respect to our remaining current or former production facilities, to date either no contamination of significance has been identified or reported to us or the regulatory agency involved has granted closure with respect to the identified contamination. Nevertheless, we may face environmental liabilities related to these sites in the future which could harm our business.

RISK FACTORS

You should carefully consider the risks described below before making an investment decision in our securities. These risk factors are effective as of the date of this Annual Report on Form 10-K and shall be deemed to be modified or superseded to the extent that a statement contained in our future filings modifies or replaces such statement. The forward-looking statements in this Annual Report on Form 10-K involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment. The most significant risks and uncertainties known to us that we believe make an investment in our stock speculative or risky are set forth in this section. This section does not include those risks and uncertainties that could apply to any issuer or any offering.

We have a history of losses, we may incur future losses, and if we are unable to achieve profitability our business will suffer and our stock price may decline.

We have not recorded operating income since 1999 and we may not be able to achieve revenue or earnings growth or obtain sufficient revenue to sustain profitability. In 2004 our sales were $32.3 million and we incurred an operating loss of $17.3 million. In addition, our sales for 2003 and 2002 were $26.6 million and $40.2 million, respectively. We incurred operating losses of $16.7 million in 2003 and $52.5 million in 2002.

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

•       any loss of a key customer;

•       the ability of our customers to manage their inventories which if not properly managed could cause our customers to reschedule, reduce or cancel significant orders or return our products; and

•       political and economic instability in, foreign conflicts involving or the impact of regional and global infectious illnesses (such as the SARS outbreak) of our vendors, manufacturers, subcontractors and  customers particularly in the countries of South Korea, Malaysia and the Philippines.

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

Richardson Electronics, Ltd. is the sole worldwide distributor of our complete line of RF semiconductor products. This sole distributor is our largest semiconductor customer and our sales to Richardson Electronics, Ltd. represent 56%, 61% and 51% of our semiconductor sales (52%, 47% and 24% of total sales) in 2004, 2003 and 2002, respectively. We cannot assure you that this exclusive relationship will improve sales of our semiconductor products or that it is the most effective method of distribution. If this sole distributor fails to successfully market and sell our products, our semiconductor sales could materially decline. Our agreement with this distributor does not require it to purchase our products and is terminable at any time. If this distribution relationship is discontinued, our RF semiconductor sales could materially decline.

We depend upon a small number of customers that account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a reduction of sales.

We depend on a small number of customers for a majority of our sales. We currently have two customers, Richardson Electronics, Ltd. and Celestica, which each accounted for more than 10% of our sales and in aggregate accounted for 63% of our sales for the year ended December 31, 2004. Sales to Richardson Electronics accounted for 52% of our sales for the year ended December 31, 2004 and 47% and 24% for the years ended December 31, 2003 and 2002, respectively. Sales to Celestica accounted for 12% of our sales for the year ended December 31, 2004 and 5% and 1% for the years ended December 31, 2003 and 2002, respectively. Sales to Lucent Technologies accounted for 7% of our sales for the year ended December 31, 2004 and 23% and 25% for the years ended December 31, 2003 and 2002, respectively, including sales to their manufacturing subcontractors.

The increase in our sales to Richardson Electronics during 2004 is primarily related to our new product introductions which have had a greater adoption rate amongst our smaller customers, particularly those in countries outside the United States of America. Both market segments are serviced through the distributor. The increase in our sales to Richardson Electronics during 2003 is primarily related to our entering into a sole worldwide distributorship arrangement with them during mid-2002. The increase in our sales to Celestica during 2004 and 2003 is related to an increasing business practice of original equipment manufacturers to outsource a greater percentage of their manufacturing. The decrease in our sales during 2004 and 2003 to Lucent Technologies represents the decrease in the sales of our wireless integrated assembly products as these products have reached the end of their product life cycle as well as Lucent Technologies outsourcing a greater percentage of their manufacturing.

In addition, most of our sales result from purchase orders or from contracts that can be cancelled on short-term notice. Moreover, it is possible that our customers may develop their own products internally or purchase products from our competitors. Also, events that impact our customers, for example wireless carrier consolidation, can adversely affect our sales. We expect that our key customers will continue to account for a substantial portion of our revenue in 2005. The loss of or a reduction in orders from a significant customer for any reason could cause our sales to decrease.

The new markets we are targeting may not grow as forecast and we may not be a successful participant in those markets.

Our growth strategy is based in part on our success in penetrating new markets, including the radio frequency identification (“RFID”) and defense and homeland security markets. These markets currently are not a material source of revenue for us, and we cannot assure you that our new products will succeed.

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

We recently acquired the wireless infrastructure business and associated assets of EiC and we acquired Telenexus, Inc. which designs develops manufactures and markets radio frequency identification reader products. We believe these acquisitions complement and expand our product portfolio and we may continue to acquire businesses in the future as part of our growth strategy. Integrating completed acquisitions into our existing operations involves numerous risks including the:

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

Third party intellectual property claims could harm our business.

We occasionally receive communications from third parties alleging infringement of patent and other intellectual property rights. While we are not subject to any current claims that we believe could be material, there can be no assurance that material claims will not arise in the future. While all of our revenue is derived from products containing our proprietary intellectual property, approximately 5% of our 2004 revenue is derived from newly developed technologies which could be particularly vulnerable to infringement claims. We intend to vigorously protect our proprietary intellectual property rights with respect to all of our products. However, we cannot assure you that claims can be amicably disposed of, and it is possible that litigation could ensue. Litigation could result in substantial costs to us and diversion of our resources. If we fail to obtain a necessary license or if we do not prevail in patent or other intellectual property litigation, we could be required to discontinue selling the affected products, to seek to develop non-infringing technologies, which may not be feasible, and to pay monetary damages, any of which could harm our business.

Our quarterly operating results may fluctuate significantly. As a result, we may fail to meet or exceed the expectations of securities analysts and investors, which could cause our stock price to decline.

Our quarterly revenues and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of the factors described in this “Risk Factors” section and in our public filings, many of which are not within our control. If our operating results do not meet our publicly stated guidance or the expectations of securities analysts or investors, our stock price may decline. For example, in early 2003 and as recently as during our third quarter ended September 26, 2004, we publicly announced revised lowered expectations of financial results for certain periods. Subsequent to such announcements, the trading price of our common stock declined significantly.

As we continue to develop new products utilizing new process technologies, we will increase our utilization of third parties for the manufacture of our products.

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

The future success of our semiconductor business will depend on our ability to develop new semiconductor products for existing and new markets, introduce these products in a cost-effective and timely manner and convince leading equipment manufacturers to select these products for design into their own new products. Our quarterly results in the past have been, and are expected in the future to continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new semiconductor devices is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products and lower than anticipated manufacturing yields in the early production of such products. Our ability to develop and deliver new semiconductor products successfully will depend on various factors, including our ability to:

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

We announce from time to time new semiconductor products and design wins for new and existing semiconductors. Achieving a design win with a customer does not create a binding commitment from that customer to purchase our products. Rather, a design win is solely an expression of interest by potential customers in purchasing our products and is not supported by binding commitments of any nature. Accordingly, a customer may choose at any time to discontinue using our products in their designs or product development efforts. Even if our products are chosen to be incorporated in our customer’s products, we still may not realize significant revenues from that customer if their products are not commercially successful. A design win may not generate revenue if the customer’s product is rejected by their end market. Typically, most new products or design wins have very little impact on near-term revenue. It may take well over a year before a new product or design win generates meaningful revenue.

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

After we have developed and delivered a semiconductor product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customer may need three to six months or longer to test, evaluate and adopt our semiconductors and an additional three to nine months or more to begin volume production of equipment that incorporates our semiconductors. Moreover, in light of the ongoing economic slow down in the telecommunications sector, it may take significantly longer than three to nine months before customers commence volume production of equipment incorporating some of our semiconductors. Due to this lengthy sales cycle, we may experience significant delays from the time we increase our expenses for research and development and sales and marketing efforts and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our semiconductors to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. In addition, our business, financial condition and results of operations could be materially and adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products.

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

Our sole distributor has certain rights to return unsold inventory. We recognize revenue upon shipment of our products, although we establish reserves for distributor right of return, authorized price reductions for specific end-customer sales opportunities and price protection based on known events and historical trends. There could be substantial product returns for a variety of reasons outside of our control. If our reserves are insufficient to account for these returns or if we are unable to resell these products on a timely basis at similar prices, our revenues may be reduced. Because the market for our products is rapidly evolving, we may not be able to resell returned products at attractive prices or at all.

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

Throughout the last three years, the demand for telecom equipment has been very soft. This weakness in demand is currently projected to continue through the end of 2005 and potentially beyond based on customer forecasts for the purchase of our products. If the markets for our products in broadband cable or wireless communications decline, fail to grow, or grow more slowly than we anticipate, the use of our products may be reduced and our sales could suffer.

If we or our outsourced manufacturers fail to accurately forecast component and material requirements, we could incur additional costs or experience product delays.

We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary products and/or components and materials. Lead times for components and materials that we, or our outsourced manufacturers, order can vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. To the extent that we rely on outsourced manufacturers, many of these factors will be outside of our direct managerial control. For substantial increases in production levels, our outsourced manufacturers and some suppliers may need six months or more lead time. As a result, we may be required to make financial commitments in the form of purchase commitments. We lack visibility into the finished goods inventories of our customers and the end-users. This lack of visibility impacts our ability to accurately forecast our requirements. If we overestimate our component, material and outsourced manufactured requirements, we may have excess inventory, which would increase our costs. An additional risk for potential excess inventory results from our volume purchase commitments with certain material suppliers, which can only be reduced in certain circumstances. Additionally, if we underestimate our component, material, and outsourced manufactured requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our sales and profitability. We have incurred, and may in the future incur, charges related to excess and obsolete inventory. These charges amounted to $670,000 in the year ended December 31, 2004, $251,000 and $212,000 for the years ended December 31, 2003 and 2002, respectively. While these charges may be partially offset by subsequent sales of previously written-down inventory, there can be no assurance that any such sales will be significant. As we broaden our product lines we must outsource the manufacturing of or purchase a wider variety of components. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility of customer acceptance and potential competition. Both of these factors will contribute a higher level of inventory risk in our near future.

We depend on outsourced manufacturers and on single or limited source suppliers for some of the key components and materials in our products, which makes us susceptible to shortages or price fluctuations that could adversely affect our operating results.

We typically purchase our components and materials through purchase orders, and we have no guaranteed supply arrangements with any of our suppliers. We currently purchase several key components and materials used in our products from single or limited source suppliers. These products amounted to 5%, 5% and 2% of our revenue for the years ended December 31, 2004, 2003 and 2002, respectively. Although we do not currently have any suppliers that are material to our business, in the event one of our sole source suppliers or outsourced manufacturers are unable to deliver us products or unwilling to sell us components or materials, it could harm our business. It could take us as long as 6 to 12 months to replace our single or limited source suppliers and these can be no assurance that we would be successful. Additionally, we or our outsourced manufacturers may fail to obtain required products and components in a timely manner in the future. We may also experience difficulty identifying alternative sources of supply for the components used in our products or products we obtain through outsourcing. We would experience delays if we were required to test and evaluate products of potential alternative suppliers or products we obtain through outsourcing. Furthermore, financial or other difficulties faced by our outsourced manufacturers, or suppliers or significant changes in demand for the components or materials they use in the products and/or supply to us could limit the availability of those products, components or materials to us. Thus far we have not experienced any material delays related to such suppliers, but we cannot assure you that this will continue to be the situation.

We rely on the significant experience and specialized expertise of our senior management in  our industry and must retain and attract qualified engineers and other highly skilled personnel in a highly competitive job environment to maintain and grow our business.

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

We use a number of specialized technologies, some of which are patented, to design, develop and manufacture our products. Infringement of our intellectual property rights could hurt our competitive position, harm our reputation and negatively impact our future profitability.

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

Our growth depends in part on future acquisitions and investments in new businesses, products or technologies that involve numerous risks, including the use of cash and diversion of management’s attention.

As part of our growth plans, we may make acquisitions of and investments in new businesses, products and technologies or we may acquire operations that expand our manufacturing capabilities. If we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. As a result of the rapid pace of technological change, we may misgauge the long-term potential of the acquired business or technology or the acquisition may not be complementary to our existing business. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management’s attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could affect our profitability.

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

Effective internal controls required under Section 404 of the Sarbanes-Oxley Act of 2002 are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our business, reputation and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, our external auditors recently identified a “material weakness” in the course of their review of the quarter ended September 26, 2004, which means that they believed that there was “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weakness related to a failure to record an accounting entry for a material severance charge resulting from the modification of two option agreements (extension of the option period). We have subsequently remediated by strengthening our disclosure control procedures to ensure proper communication of board decisions to the appropriate financial personnel. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could subject us to regulatory sanctions, harm our business and operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also harm our reputation and cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Changes in the accounting treatment of stock options could adversely affect our results of operation and could adversely affect our ability to attract and retain key personnel.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) which requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123 and FAS 148. In 2005 when we are required to expense employee stock options, this change in accounting treatment would affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. We have not yet quantified the effects of the adoption of SFAS 123R, but we expect that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in Note 2 to the consolidated financial statements included elsewhere in this Form 10-K under the caption “STOCK-BASED COMPENSATION” and result in a $0.09 reduction in annual diluted earnings per share for 2004. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with our company. To the extent that new regulations make it more expensive to grant stock options to employees, we may change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

The Scotts Valley site is a federal Superfund site. Chlorinated solvent and other contamination was identified at the site in the early 1980s, and by the late 1980s we had installed a groundwater extraction and treatment system. In 1991, we entered into a consent decree with the United States Environmental Protection Agency providing for remediation of the site. In July 1999, we signed a remediation agreement with an environmental consulting firm, ARCADIS Geraghty & Miller. Pursuant to this remediation agreement, we paid $3.0 million in exchange for which ARCADIS agreed to perform the work necessary to assure satisfactory completion of our obligations under the consent decree. The agreement also contains a cost overrun guaranty from ARCADIS up to a total project cost of $15.0 million. In addition, the agreement included procurement of a ten-year, claims-made insurance policy to cover overruns of up to $10.0 million from American International Specialty, along with a ten-year, claims made $10.0 million policy to cover various unknown pollution conditions at the site.

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

We sell a significant portion of our product to customers outside of the United States. Sales to customers outside of the United States accounted for approximately 35%, 32% and 34% of our sales in the years ended December 31, 2004, 2003 and 2002, respectively. We expect that sales to customers outside of the United States will continue to account for a significant portion of our sales. Although all of our foreign sales are denominated in U.S. dollars, such sales are subject to certain risks, including, among others, changes in regulatory requirements, the imposition of tariffs and other trade barriers, the existence of political, legal and economic instability in foreign markets, language and cultural barriers, seasonal reductions in business activities, our ability to receive timely payment and collect our accounts receivable, currency fluctuations, and potentially adverse tax consequences, which could adversely affect our business and financial results.

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

Sales of substantial amounts of our common stock by Fox Paine, selling stockholders in connection with shares we have issued in recent acquisitions and others, could adversely affect the market price of our common stock

As of December 31, 2004, Fox Paine was the beneficial owner of 41.7% of our common stock which represents 25.5 million of our 61.0 million outstanding shares of common stock. In addition, we have issued an aggregate of 2,442,882 shares of our common stock in connection with our recent EiC and Telenexus acquisitions there are an aggregate of 627,451 shares being held in escrow which will be released if there are no indemnification claims. We may be required to pay further compensation in the EiC acquisition of up to $14.0 million in cash (10%) and shares (90%) if specific revenue and gross margin targets are achieved by March 31, 2005 and March 31, 2006 and in the Telenexus acquisition, up to $5.0 million in cash or shares if certain revenue targets are achieved by July 28, 2006. If the targets are attained and we elect to pay in shares of common stock, the number of additional shares issued in connection with these transactions could be significant depending on the average closing price of our stock on Nasdaq during the 10 day period prior to the end of the earnout period. If, for example, the average closing price is $3.50 per share and the full targets are met, we would be obligated to issue 1,800,000 shares in early 2005 and 3,228,571 shares in 2006 unless we otherwise elect to pay in cash. Our stock is not heavily traded and our stock prices can fluctuate significantly. As such, sales of substantial amounts of our common stock into the public market by Fox Paine selling stockholders in connection with the EiC and Telenexus acquisitions or others, or perceptions that significant sales could occur, could adversely affect the prevailing market price of our common stock.

In addition to the adverse effect a price decline would have on holders of our common stock, a price decline in our common stock could impede our ability to raise capital through the issuance of additional shares of common stock or other equity or convertible debt securities. A price decline in our common stock below the Nasdaq minimum bid requirements due to substantial sales of our common stock could result in our common stock being delisted from the Nasdaq National Market. Delisting could in turn reduce the liquidity of our common stock and inhibit or preclude our ability to raise capital.

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

Our common stock is listed on the Nasdaq National Market and the bid price for our common stock has been below $1.00 per share for thirty consecutive trading days during certain periods as recently as

April, 2003. The Nasdaq National Market rules for continued listing require, among other things, that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days. Although we have been able to regain compliance in the past, because of the volatility in our common stock price, there can be no assurance that we will be able to maintain compliance in the future. While there are steps we can take to address this situation in the future, including a reverse stock split or share repurchase, we cannot assure you that our stock will maintain such minimum bid price requirement or that we will be able to meet or maintain all of the Nasdaq National Market continued listing requirements in the future. If, in the future, our minimum bid price is again below $1.00 for 30 consecutive trading days, under the current Nasdaq National Market Rule 4450(e)(2) we will have a period of 180 days to attain compliance by meeting the minimum bid price requirement for 10 consecutive days during the compliance period.

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

Our largest stockholder has the ability to take action that may adversely affect our business, our stock price and our ability to raise capital.

As of December 31, 2004, Fox Paine & Company, LLC (“Fox Paine”) is the indirect beneficial owner of 41.7% of our outstanding share capital. As a result, Fox Paine has and will continue to have significant influence over the outcome of matters requiring stockholder approval, including:

•       election of all our directors and the directors of our subsidiaries;

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

Our stock price is highly volatile.

The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering in August, 2000, through December 31, 2004, our common stock has traded at prices as low as $0.560 and as high as $59.875 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

Although we had cash, cash equivalents and short-term investments of $43.1 million at December 31, 2004, we do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not invest in our common stock.

Item 2.        PROPERTIES

We have three leased sites:  a building in Milpitas, California with over 35,000 square feet, at a base monthly rent of $40,738, two buildings in San Jose, California totaling over 124,000 square feet and a building in Fremont, California for 28,160 square feet. The San Jose facility consists of two buildings: a larger building of approximately 82,000 square feet and a smaller building of approximately 42,000 square feet. Both buildings are leased for ten years. The larger building has a beginning base monthly rent of $158,340 for the first twelve months, which increases by 4% over each succeeding twelve month period. The smaller building has a beginning base monthly rent of $94,500 for the first twelve months which will also increase by 4% over each succeeding twelve month period. As part of the acquisition of the wireless infrastructure business and associated assets from EiC, the Company entered into a sublease with EiC Corporation for 28,160 square feet of space at their facility in Fremont, California, at a full service monthly rent of $19,712. This sublease expired in December 2004 and converted into a month to month lease thereafter. Effective January 2005, the Company occupied 17,054 square feet of space at a full service monthly rent of $11,938 until such time as the Company re-locates the manufacturing capacity and associated personnel to its facility in Milpitas and completes its obligations under this sublease agreement to remove all leasehold improvements and fixtures related to the operation of the wafer fabrication facility.

In September 2001, we decided to abandon the smaller building at our San Jose facility based on revised anticipated demand for our products and market conditions. As of December 31, 2004, we have signed three tenants to cover approximately 76% of the excess leased space. In September 2002, we decided to abandon a portion of the larger building at our San Jose facility based on revised anticipated demand for our products and market conditions. This excess space is located on the first floor of our current corporate headquarters and originally housed a portion of our optics and integrated assemblies manufacturing operations. We are actively seeking tenants to occupy the excess leased space.

We believe that our present facilities are in good condition and suitable for our operations. We also believe that we have excess capacity, which more than meets our anticipated requirements for the foreseeable future.

Item 3.        LEGAL PROCEEDINGS

We currently are involved in litigation and regulatory proceedings incidental to the conduct of our business and expect that we will be involved in other litigation and regulatory proceedings from time to time. While we currently believe that any adverse outcome of such pending matters will not materially affect our business or financial condition, there can be no assurance that this will ultimately be the case.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of 2004.

PART II

Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock is listed on the Nasdaq National Market and traded under the symbol “WJCI”. The following table sets forth, for the periods indicated the high and low sales prices as reported on the Nasdaq National Market for WJ Communications, Inc. common stock, as adjusted for all stock splits.

	High	Low
First Quarter (through March 30, 2003)	1.140	0.580
Second Quarter (through June 29, 2003)	1.240	0.560
Third Quarter (through September 28, 2003)	5.050	0.840
Fourth Quarter (through December 31, 2003)	6.890	3.540
First Quarter (through March 28, 2004)	7.500	3.100
Second Quarter (through June 27, 2004)	4.540	2.250
Third Quarter (through September 26, 2004)	3.850	2.070
Fourth Quarter (through December 31, 2004)	4.300	1.710

As of December 31, 2004, there were approximately 257 stockholders of record of our common stock according to our transfer agent.

Issuer Purchases of Equity Securities

In March 2003, our board of directors authorized the repurchase of up to $2.0 million our common stock. In October 2003, the board approved an additional $2.0 million to expand its existing share repurchase program increasing the total amount authorized to $4.0 million. During the year ended December 31, 2003, $2.8 million was utilized to purchase 1,340,719 shares of our common stock at a weighted average purchase price of $2.08 per share. All of the purchases were made on the Nasdaq National Market at prevailing open market prices using general corporate funds. The repurchases reduced our cash and interest income during the period and correspondingly reduced the number of our outstanding shares of common stock. $1.2 million remained available under this stock repurchase plan as of its expiration on July 22, 2004.

On July 27, 2004 the board authorized a new share repurchase program of up to $2.0 million of our common stock. The following table sets forth certain information regarding our repurchases under this program, for the year ended December 31, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 27, 2004 (plan inception) - September 26, 2004	113,756	$2.3197	113,756	$1,732,708.39
September 27, 2004 - October 31, 2004	315,297	$2.0414	429,053	$1,079,603.71
November 1, 2004 - November 28, 2004	—	—	429,053	$1,079,603.71
November 29, 2004 - December 31, 2004	—	—	429,053	$1,079,603.71

Dividend Policy

We did not pay any dividends in 2004 and 2003. We do not intend to pay cash dividends on our common stock for the foreseeable future. Instead, we intend to retain all earnings for use in the operation and expansion of our business. Our board of directors will make any future determination of the payment of dividends based upon various factors then existing, including, but not limited to, our financial condition, operating results and current and anticipated cash needs. In addition, covenants in our revolving credit facility limit our ability to declare and pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

Except as previously reported in our Form 10-Q filed with the Securities and Exchange Commission on August 11, 2004, we did not sell any of our securities that were not registered under the Securities Act during 2004, 2003 or 2002.

Equity Compensation Plan Information

Equity Compensation Table.   The following table sets forth information as of December 31, 2004, with respect WJ Communication’s equity compensation plans.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options and Rights		Weighted-Average Exercise Price of Outstanding Options	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity Compensation Plans Approved by Stockholders(1)	13,053,313	(2)	$2.216	2,257,166	(3)
Equity Compensation Plans Not Approved by Stockholders(4)	672,000		$3.139	1,323,000

(1)          The equity compensation plans approved by stockholders are the 2000 Stock Incentive Plan and the amended and restated 2000 Non-Employee Director Stock Compensation Plan.

(2)          Of these shares 181,250 options were outstanding under the amended and restated 2000 Non-Employee Director Stock Compensation Plan and 12,872,063 were outstanding under the 2000 Employee Stock Incentive Plan.

(3)          Of these shares 1,995,822 shares are available for issuance under the 2000 Stock Incentive Plan and 261,344 shares are available for issuance under the amended and restated 2000 Non-Employee Director Plan.

(4)          The equity compensation plan not approved by stockholders is the 2001 Employee Stock Incentive Plan. Key provisions of the plan are:

•       The plan was adopted by the board of directors on May 23, 2001 and was effective on that date. The plan will terminate on May 23, 2011, however, awards outstanding at that time will not be affected or impaired by the plan’s termination;

•       Participation is limited to our employees or affiliates who are not directors or officers of the Company or any of its affiliates at the time a particular award is made;

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

Item 6.        SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The statements of operations data for the years ended December 31, 2004, 2003, and 2002 and the selected balance sheet data as of December 31, 2004 and 2003 are derived from our audited consolidated financial statements which are included elsewhere in this annual report on Form 10-K. The statements of operations data for the years ended December 31, 2001 and 2000 and the selected consolidated balance sheet data as of December 31, 2002, 2001 and 2000 are derived from our audited consolidated financial statements which are not included in this annual report on Form 10-K. The selected consolidated statements of operations data represent our results from continuing operations only and the selected consolidated balance sheet data exclude net assets from discontinued operations. The selected consolidated statements of operations data excludes our extraordinary item resulting from the write-off of unamortized deferred financing costs associated with our early extinguishment of debt and includes our preferred stock dividend—assumed beneficial conversion. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2004	2003	2002	2001	2000(1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Sales, net	$32,336	$26,565	$40,156	$62,220	$115,797
Cost of goods sold	15,278	15,495	28,892	58,932	72,109
Gross profit	17,058	11,070	11,264	3,288	43,688
Operating expenses:
Research and development	17,044	16,806	17,807	17,193	19,064
Selling and administrative	12,454	10,210	10,759	13,771	15,927
Acquired in-process research and development(2)	8,500	—	—	—	—
Amortization of deferred stock compensation	243	117	483	521	960
Recapitalization merger(3)	—	680	509	—	35,453
Restructuring charges (reversals)(4)	(3,845)	(54)	34,233	9,797	—
Total operating expenses	34,396	27,759	63,791	41,282	71,404
Loss from operations	(17,338)	(16,689)	(52,527)	(37,994)	(27,716)
Interest income	682	755	1,218	3,015	3,320
Interest expense	(104)	(117)	(142)	(238)	(3,353)
Other income (expense)—net	5	1,094	16	693	(1,390)
Gain on dispositions of real property(5)	—	—	—	325	30,892
Income (loss) from continuing operations before income taxes	(16,755)	(14,957)	(51,435)	(34,199)	1,753
Income tax (provision) benefit	7,674	647	—	12,528	(4,707)
Loss from continuing operations	$(9,081)	$(14,310)	$(51,435)	$(21,671)	$(2,954)
Loss from continuing operations per share—basic and diluted	$(0.15)	$(0.25)	$(0.91)	$(0.39)	$(0.20)
Shares used to calculate loss from continuing operations per share—basic and diluted	60,397	56,835	56,291	55,629	63,337

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$24,392	$10,900	$43,524	$25,216	$48,970
Short-term investments	18,732	49,232	21,221	30,457	40,815
Working capital	46,724	58,748	71,431	84,822	98,877
Total assets	69,733	79,820	95,548	127,016	167,497
Total debt	—	—	—	—	—
Capital leases, net of current portion	—	14	—	—	—
Total stockholders’ equity	41,297	36,239	49,618	99,722	119,388

(1)          Per share amounts available to common stockholders reflect a $10 million preferred stock dividend for the assumed beneficial conversion on our preferred stock. In July 2000, the Company sold 1,498,800 shares of its Series A Preferred Stock to a group of investors. Proceeds from these sales totaled $11.2 million, net of expenses. Under the terms of the Series A Preferred Stock, the shares converted into common stock of the Company simultaneous with the Company’s initial public offering in August, 2000. In connection with this conversion, the Company recorded a $10.0 million non-cash preferred stock dividend based on an assumed beneficial conversion. This amount was computed based upon the difference between the IPO price and the price paid for the preferred stock.

(2)          During 2004, $8.5 million of the purchase price for the acquisition of the wireless infrastructure business and associated assets from EiC was allocated to acquired in-process research and development expense (“IPRD”). Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and have no future alternative use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. The IPRD charge related to the EiC acquisition which was made up of two projects: 12V heterojunction bipolar transistor (“HBT”) power amplifiers and 28V HBT high power amplifiers which had an assigned value of $1.5 million and $7.0 million, respectively. The value of these projects was determined by estimating the discounted net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project. The nature of the efforts to develop the acquired in-process research and development into commercially viable products principally relates to the completion of all prototyping and testing activities that are necessary to establish that the product can meet its design specification including function, features and technical performance requirements. Therefore, the amount allocated to in-process research and development has been charged to operations.

(3)          Our 2003 and 2002 recapitalization merger and other expense is a non-recurring expenditure comprised of expenses incurred by the special committee to our Board of Directors to review a proposal from an affiliate, Fox Paine & Company LLC to acquire all of the shares of the Company’s common stock held by unaffiliated stockholders. In 2003, Fox Paine & Company LLC withdrew its proposal. Our 2000 recapitalization merger expense is a non-recurring expenditure comprised of employee retention and severance compensation, legal, professional and other costs associated with our recapitalization merger.

(4)          During the second quarter of 2004, the Company delayed the closure of its internal wafer fabrication facility (“fab”) for a minimum of three months to assess the integration of the EiC acquisition into its existing operations which resulted in an approximate $430,000 reduction in its lease loss accrual. During the third quarter of 2004, the Company decided to not close its fab as the Company believes that integrating the newly acquired fab from EiC with its pre-existing fab will offer the Company certain benefits over outsourcing the pre-existing fab. As such, the Company reversed the remainder of this lease loss accrual of $3.6 million. Also during the third quarter of 2004, the Company revised its lease loss assumptions for its other facilities based on reductions in sublease occupancy rates and current facility costs. As such the Company accrued $161,000 of additional lease loss. During 2003, we revised our lease loss accrual downward for the four month additional operation of our wafer fab and reduced facility costs at our other two abandoned facilities. This credit was largely offset by an additional lease loss accrual for reductions in estimated sublease occupancy and market rates and disposal of our remaining unsold assets held for sale. We also reversed a portion of our severance accrual for one employee slated to be terminated but instead retained for another position. Our 2002 restructuring charge reflects further consolidation and abandonment of leased space and associated impairment of tenant improvements, severance costs, an asset impairment charge and the initiation of a program to sell excess manufacturing equipment resulting from the prolonged downturn in the telecommunications industry, especially related to our fiber optics products. The 2002 restructuring charge also includes an additional charge for the leased facility we abandoned in 2001 based on our downward revised assumptions regarding sublease occupancy rates and market rates due to an overall deteriorating real estate market and difficulties encountered in subleasing the available space. Also during 2002, we recorded a restructuring charge related to our decision in December 2002 to completely outsource our internal wafer fabrication. Our 2001 restructuring charge reflects our decision to abandon a leased facility based on revised anticipated demand for our products and current market conditions. For further discussion of our restructuring charges, see Note 13 to the consolidated financial statements included elsewhere in this Form 10-K.

(5)          Our 2001 gain on dispositions of real property is related to the release of escrow funds related to our sale of leasehold interests in our Palo Alto site which was partially offset by residual expenses from the sale of the property. In 2000, our pre-tax gain primarily related to our sale of the remaining leasehold interest in our Palo Alto site.

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Special Notice Regarding Forward-Looking Statements. The following discussion and analysis contains forward-looking statements including financial projections, statements as to the plans and objectives of management for future operations, and statements as to our future economic performance, financial condition or results of operations. These forward-looking statements are not historical facts but rather are based on current expectations, estimates, projections about our industry, our beliefs and our assumptions. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those projected in these forward-looking statements as a result of a number of factors, including, but not limited to, those factors described in “Risk Factors That May Affect Future Results” above. Readers of this report are cautioned not to place undue reliance on these forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related disclosures included elsewhere in this annual report on Form 10-K. Except for historic actual results reported, the following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. See “Special Notice Regarding Forward-looking Statements” above and “Risk Factors” above for a discussion of certain factors that could cause future actual results to differ from those described in the following discussion.

Overview

We are a radio frequency (“RF”) devices company providing radio frequency products worldwide to communications equipment companies and service providers. We design, develop and manufacture innovative, high performance products for both current and next generation wireless and wireline networks, defense and homeland security systems and RF identification systems. Our products are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which seek to address the RF challenges of these various systems. We have been designing RF devices for more than 45 years and have developed significant expertise in RF design, semiconductor process technology and component integration. Our commercial communications products are used by telecommunication and broadband cable equipment manufacturers supporting and facilitating mobile communications, enhanced voice services, data and image transport. Our objective is to be the leading supplier of innovative RF semiconductors products.

On June 18, 2004, we completed our acquisition of the wireless infrastructure business and associated assets from EiC Corporation, a California corporation and EiC Enterprises Limited (together “EiC”). The aggregate purchase price was $13.2 million which included consideration to EiC in the form of payments of cash of $10.0 million and the issuance of 737,000 shares of our common stock valued at $2.5 million, as well as acquisition related costs we incurred of $1.2 million and $126,000 of estimated registration statement related expenses reduced by $576,000 related to the termination settlement of the associated supply agreement with EiC recognized during our quarter ended December 31, 2004. In connection with the acquisition, $1.5 million in cash and 294,118 shares of common stock have been held in escrow as security against certain financial contingencies. The outstanding balance of the escrow account less any properly noticed unpaid or contested amounts will be distributed within five days after March 31, 2005. On November 23, 2004 we filed a registration statement registering for resale by the seller of up to 442,882 shares of our common stock issued in the acquisition. In addition to the closing consideration, EiC may be entitled to further consideration of up to $14.0 million in cash and shares of our common stock if certain revenue and gross margin targets are achieved by March 31, 2005 and March 31, 2006. We shall pay EiC this additional consideration, if earned, ninety percent (90%) in our common stock and ten percent (10%) in cash. The number of shares of our common stock to be delivered shall be determined by dividing the value in dollars of the portion payable in our common stock by the average closing price of our common stock, as quoted on the NASDAQ National Market, during the ten consecutive trading days ending one trading day before the end of the period covered by the payment, provided, however, that in the event that the calculation of the average closing price results in a price for the first payment that would be less than $5.00 or for the second payment that would be less than $6.00, then we, at our option, in our sole discretion, may elect to make the payment part or all in cash and the balance, if any, in shares of our common stock. If EiC receives such consideration, the amounts will be recorded as an increase to goodwill. The fair value of our common stock was determined based on the average closing price per share of our common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (June 21, 2004). The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). We believe that the addition of EiC’s technical expertise further enhances WJ’s strategy of offering customers what we believe to be industry leading products for the wireless infrastructure market.

WJ Communications, Inc. (formerly Watkins-Johnson Company, “we,” “us,” “our” or the “Company”) was founded in 1957 in Palo Alto, California, and for many years we focused on RF microwave devices for defense electronics and space communications systems. Beginning in the 1990s, we began applying our RF design, semiconductor technology and integration capabilities to address the growing opportunities for commercial communications products. We believe that our track record of designing high quality, reliable products and our long-standing relationships with industry-leading customers are important competitive advantages. We were originally incorporated in California and reincorporated in Delaware in August 2000.

Recent Developments

On January 28, 2005 we completed our acquisition of Telenexus, Inc. (“Telenexus”). Pursuant to an Agreement and Plan of Merger, dated January 19, 2005, by and between us, WJ Newco, LLC (the “WJ Sub”), Telenexus and Richard J. Swanson, Wilfred K. Lau, David Fried, Kurt Christensen and Mark Sutton. Telenexus was merged with and into the WJ Sub effective on January 29, 2005. The WJ Sub was the survivor in the merger and is our wholly-owned subsidiary. Telenexus designs, develops, manufactures and markets radio frequency identification (“RFID”) reader products for a broad range of industries and markets. By virtue of the merger, we purchased through the WJ Sub all of the assets necessary for the conduct of the RFID business of Telenexus, consisting primarily of, and including, but not limited to RFID modules, baseband processing algorithm technology, applications software and realizations of several reader product designs. The consideration we paid on the closing date in connection with the merger consisted of cash in the amount of $3.0 million, which was paid out of our cash reserves on the closing date, and 2,333,333 shares of our common stock valued at $8.2 million at the closing date. Of the closing consideration, cash in the amount of $0.5 million and 333,333 shares of our common stock are being held in escrow with respect to any indemnification matter under the merger agreement. In addition to the closing consideration, the sellers may be entitled to further compensation of up to up to $2.5 million in cash and up to 833,333 shares of our common stock if we achieve certain revenue targets by July 28, 2006. The fair value of our common stock was determined based on the average closing price per share of our common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (January 31, 2005). Messrs. Swanson and Lau also entered into three-year employment agreements with us. We believe the addition of Telenexus’ RFID products and technology will allow us to continue to enhance our RFID reader offerings to further capitalize on market opportunity.

Sales

We sell our products to a broad group of communications original equipment manufacturers (“OEMs”) and their suppliers and subcontractors. Our major customers provide forecasted demand on at least a monthly basis, which assists us in managing our inventory requirements. These forecasts, however, are subject to changes, including changes as a result of market conditions, and could fluctuate from quarter to quarter.

We depend on a small number of customers for a majority of our sales. Sales to our customers which account for more than 10% of our total annual sales were, in aggregate, 63%, 70% and 62% of our sales for the years ended December 31, 2004, 2003 and 2002, respectively. For the identity of our customers who contributed greater than 10% of our total sales for each of the preceding three years and the annual amount of those sales, see Note 15 to the consolidated financial statements included elsewhere in this Form 10-K. We have diversified our customer base over the last few years and intend to further diversify our customer base and product offering in the future. However, we anticipate that we will continue to sell a majority of our products to a relatively small group of customers. In addition, most of our sales result from purchase orders or contracts that can be cancelled on short-term notice. Delays in manufacturing or supply procurement or other factors, including general market slow downs, have caused and could potentially continue to cause cancellation, reduction or delay in orders by or in shipments to a significant customer. If the markets for our products in broadband cable or wireless communications decline, fail to grow, or grow more slowly than we anticipate, the use of our products may be reduced with a significant negative impact on our sales, earnings, inventory valuations and cash flow.

Revenues from product sales are recognized when all of the following conditions are met: the product has been shipped and title has passed to the customer, we have the right to invoice the customer at a fixed price, the collection of the receivable is reasonably assured and there are no significant obligations remaining. Generally, title passes upon shipment of our products. Certain contracts are under a consignment arrangement under which title to our products does not pass until the customer utilizes these products in its production processes. As a consequence, we recognize revenue on these contracts only when the customer notifies us of product consumption. In addition to our internal sales efforts, we use a sole distributor (Richardson Electronics, Ltd.) to sell semiconductor and radio frequency identification (“RFID”) products. Revenues from this distributor are recognized upon shipment based on the following factors: our sales price is fixed or determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributor has separate economic substance, we have no obligation with respect to the resale of the distributor’s inventory, and we believe we can reasonably estimate the potential returns from our distributor based on their history and our visibility in the distributor’s success with its products and into the market place in general. This agreement expanded our previous relationship and includes provisions for joint marketing and promotional activities such as advertising in trade publications and the planning and execution of technical tours/demonstrations and trade shows, including such expenses as rental of space and/or equipment, travel and posters. We directly compensate vendors for the cost of these specifically identified goods or services or may reimburse Richardson Electronics, Ltd. if they incurred the cost of such specifically identified goods or services on our behalf the value of which is substantied by invoicing from vendors. Our cost for these activities is recorded in selling and administrative expense as advertising.

Based on specific terms of the customer contract or purchase order, we may negotiate a final delivery and settlement in connection with customer order cancellations. Due to the uncertain and lengthy nature of these negotiations, a substantial portion, if not all, of the inventory subject to the cancellation may be written off. In the first quarter of 2002, we completed a fixed wireless contract with one customer resulting in $3.0 million of sales for final product delivery. Substantially all of this inventory had been written off in 2001. In the second quarter of 2002, we completed our largest long-haul fiber optic contract for our OC-192 dielectric resonator oscillator (“DRO”) resulting in $2.7 million of sales. The inventory sold had been previously written down by $2.1 million to an adjusted cost basis of $1.3 million in the first quarter of 2002. The resulting margin was similar to other deliveries of this product. In the future, we anticipate that similar arrangements for final deliveries could be made with other customers upon completion of major contracts, however there can be no assurance that this will occur.

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

We recognize cost of goods sold upon recognition of revenue. We recognize losses on contracts, including purchase order commitments, when identified. We have not recognized any such losses during 2004, 2003 or 2002.

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

Amortization of Deferred Stock Compensation

We have recorded deferred stock compensation representing the differential between the fair value of our common stock at the date of grant and the exercise price for employee stock options. We are amortizing this amount using the straight line method over the vesting period of the options and stock granted.

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

Restructuring Charge

Our 2001 restructuring charge reflects our decision to abandon a leased facility based on revised anticipated demand for our products and current market conditions. It is comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge on tenant improvements. In determining this estimate, we have made certain assumptions with regards to our ability to sublease the space and have reflected off-setting assumed sublease income in line with our best estimate based on the current market conditions. Our 2002 restructuring charge reflects further consolidation and abandonment of leased space and associated impairment of tenant improvements, severance costs, an asset impairment charge and the initiation of a program to sell excess manufacturing equipment resulting from the prolonged downturn in the telecommunications industry, especially related to our fiber optics products. The 2002 restructuring charge also includes an additional charge for the leased facility we abandoned in 2001 based on our downward revised assumptions regarding sublease occupancy rates and market rates due to an overall deteriorating real estate market and difficulties encountered in subleasing the available space. Also during 2002, we recorded a restructuring charge related to our decision in December 2002 to completely outsource our internal wafer fabrication (“fab”) within one year. As a result of the planned fab closure, we accrued associated severance expenses, accrued the eventual abandonment of additional excess space for which we will have a remaining two year commitment and recorded an impairment on our internal wafer fabrication equipment and related leasehold improvements. During 2003, we revised our lease loss accrual downward for the four month additional operation of our wafer fab and reduced facility costs at our other two abandoned facilities. This reversal was largely offset by an additional lease loss accrual for reductions in estimated sublease occupancy and market rates and disposal of our remaining unsold assets held for sale. We also reversed a portion of our severance accrual for one employee slated to be terminated but instead retained for another position. During 2004, we reversed the lease loss associated with our fab and remaining severance accrual due to our assessment and subsequent decision to not close our fab as we believe that integrating the newly acquired fab from EiC with our pre-existing fab will offer the Company certain benefits over outsourcing the pre-existing fab. This reversal was partially offset by a net increase in the lease loss accrual for our other leased facilities based on reductions in sublease occupancy rates and a net increase in facility operating costs.

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

Critical estimates in valuing certain intangible assets include but are not limited to: future expected cash flows from acquired developed technologies and patents, expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed, customer contracts, customer lists, distribution agreements, also the brand awareness and the market position of the acquired products and assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” This SAB requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. Revenues from our distributor are recognized upon shipment based on the following factors: our sales price is fixed or determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributor has separate economic substance, we have no obligation with respect to the resale of the distributor’s inventory, and we believe we can reasonably estimate the potential returns from our distributor based on their history and our visibility in the distributor’s success with its products and into the market place in general. We accrue for distributor right of return, authorized price reductions for specific end-customer sales opportunities and price protection based on known events and historical trends. Through 2004 the amount of those reserves has not been material (See Note 2 to the consolidated financial statements included elsewhere in this Form 10-K for a detailed discussion of all our revenue reserves). Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 48 “Revenue Recognition When Right of Return Exists”, the Company accrues a reserve based on its reasonable estimate of future returns based on historical trends and contractual limitations. Per contractual agreement, the distributor may return product three times per year under the following conditions: the total value of inventory returned shall not exceed an amount equal to 5% of the total value of the distributor’s stock on hand of the Company’s products as reported in the prior month’s inventory report, the inventory is returned no earlier than 6 months and no later than 24 months from the date of the original invoice date and the product’s packaging has not been opened or any alteration or modification has been performed on the part. At the end of any given period, the Company reserves revenue equal to 5% of the distributor’s current reported inventory and cost of revenue for the associated cost of the estimated returns. As of December 31, 2004, 2003 and 2002, the Company’s distributor stock rotation reserve was $338,000, $196,000 and $247,000, respectively. Beginning in September 2003, the Company entered into a program where the distributor would receive a credit if it sold specific product at a reduced price to specific end-customers pre-authorized by the Company. The Company maintains a log of all such pre-authorized price reductions which it accrues as a reduction to revenue in the period that the pre-authorization occurs per issue 4 of EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer.” As of December 31, 2004, 2003 and 2002, the Company’s Ship & Debit Allowance was $5,000, $29,000 and $0, respectively. If the Company reduces the prices of its products as negotiated with the distributor, the distributor may receive a credit for the difference between the price paid by the distributor and the reduced price on applicable unsold products remaining in the distributor’s inventory on the effective date of the price reduction assuming that inventory is less than 24 months old as determined by the original invoice date. The Company reserves for distributor price protection per issue 4 of EITF 01-9 based on specific identification of Company initiated price reductions and the associated reported distributor inventory. There has been no such price reductions during 2004, 2003 or 2002.

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

Income Taxes

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies” we have established reserves for income tax contingencies. These reserves relate to various tax years subject to audit by tax authorities including our tax filings for 1996 to 2000. The reserves represent our best estimate of the probable amount for our liability of income taxes, interest and penalties. The actual liability could differ significantly from the amount of the reserve, which could have a material effect on our results of operations. The tax benefit for the year ended December 31, 2004 of $7.7 million resulted from a revision of our estimated income tax contingency liability due to our receipt of the final assessment from the Internal Revenue Service related to the audit of the Company’s 1996 through 2000 tax returns.

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

Restructuring

During fiscal 2002 and 2001, we recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing our business. Such charges were established in accordance with Emerging Issues Task Force Issue 94-3 (“EITF 94-3”) “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” These charges include abandoned leased properties comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and asset impairment charges on tenant improvements deemed no longer realizable. In determining these estimates, we make certain assumptions with regards to our ability to sublease the space and reflect offsetting assumed sublease income in line with our best estimate of current market conditions. Should there be a further significant change in market conditions, the ultimate losses on these could be higher and such amount could be material. During 2002, we recorded restructuring charges of $27.9 million related to restructuring activities initiated in 2002 and also recorded additional charges of $6.3 million related to restructuring activities initiated in 2001, primarily due to changes in estimated sublease income. During 2003, we revised our lease loss accrual downward for an estimated four months of additional operation of our wafer fab and reduced facility costs at our other two abandoned facilities. This reversal was largely offset by an additional lease loss accrual for reductions in estimated sublease occupancy and market rates. During 2004, we recorded a reversal of $4.0 million related to our assessment and subsequent decision to not close our internal wafer fabrication facility (“fab”) as we believe that integrating the newly acquired fab from EiC with our pre-existing fab will offer the Company certain benefits over outsourcing the pre-existing fab. As such, we reversed $3.9 million of our lease loss accrual and $85,000 of our severance accrual. This credit was partially offset by an additional $161,000 lease loss accrual as we revised our lease loss assumptions for our facilities based on reductions in sublease occupancy rates and a net increase in facility operating costs.

The leased property abandonments have resulted in an average per year benefit of $3.1 million in reduced lease expense and $677,000 in reduced amortization of leasehold improvements which will continue through 2010. The leased property abandonments had no effect on our future cash flows. The collective asset impairments have resulted in an average per year benefit of $2.6 million in reduced depreciation expense of manufacturing equipment which will continue over the next three years ending in 2007. The equipment deemed excess in 2002 was ultimately sold for $1.8 million. Otherwise, the asset impairments had no effect on our future cash flows. The workforce reductions have resulted reduced wages and benefits of $2.7 million per year with a corresponding reduction in cash flows. In total the restructuring plans have benefited our results of operations on average as follows since 2002: $5.7 million reduction in cost of goods sold, $1.1 million reduction in research and development expense and $2.4 million reduction in selling and administrative expense. Except for changes in the sublease estimates noted above, actual results to date have been consistent, in all material respects, with our assumptions at the time of the restructuring charge.

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

	Percentage of Sales
	Year Ended December 31,
	2004	2003	2002
Consolidated Statements of Operations Data:
Sales, net	100.0%	100.0%	100.0%
Cost of goods sold	47.2	58.3	71.9
Gross profit	52.8	41.7	28.1
Operating expenses:
Research and development	52.7	63.3	44.3
Selling and administrative	38.5	38.4	26.8
Acquired in-process research & development	26.3	—	—
Amortization of deferred stock compensation	0.8	0.4	1.2
Recapitalization merger and other	—	2.6	1.3
Restructuring charge (reversals)	(11.9)	(0.2)	85.3
Total operating expenses	106.4	104.5	158.9
Loss from operations	(53.6)	(62.8)	(130.8)
Interest income	2.1	2.8	3.0
Interest expense	(0.3)	(0.4)	(0.3)
Other income—net	—	4.1	—
Loss before income taxes	(51.8)	(56.3)	(128.1)
Income tax benefit	23.7	2.4	—
Net loss	(28.1)%	(53.9)%	(128.1)%

Comparison of Years Ended December 31, 2004, 2003 and 2002

Sales—We recognized $32.3 million, $26.6 million and $40.2 million in sales for the fiscal years ended December 31, 2004, 2003 and 2002, respectively. The increase in sales from 2003 to 2004 primarily reflects the increase in our semiconductor and radio frequency identification (“RFID”) sales which more than offset the decline in our wireless integrated assembly sales. The decline in sales from 2002 to 2003 primarily reflects the decline in our wireless integrated assembly sales as these products neared the end of their product life cycle as well as our strategic decisions in 2002 to focus on our competitive advantages and dedicate our resources to the radio frequency (“RF”) semiconductor market by selling our wireless repeater and thin-film product lines and exiting the fixed wireless assembly and fiber optics markets.

Semiconductor and RFID sales during 2004 totaled $29.8 million, representing 92% of total sales which was a $9.6 million or 47% increase in comparison to 2003 sales of $20.2 million (76% of total sales) and our 2003 semiconductor and RFID sales increased $1.0 million or 5% in comparison to 2002 sales of $19.2 million (48% of total sales). Our semiconductor and RFID sales included sales of our Thin-Film products which represents $855,000 and $3.2 million for 2003 and 2002, respectively. In May 2003 we sold our Thin-Film product line to M/A COM (a unit of Tyco Electronics). Excluding sales of our Thin-Film products, our semiconductor and RFID sales increased $10.4 million or 54% to $29.8 million in 2004 and $3.4 million or 21% to $19.4 million in 2003 from $16.0 million in 2002. The increase in our semiconductor and RFID sales during 2004 related to an increase in the volume of products sold due, in part, to our introduction of over 60 new products (including our MPR family of PCMCIA form factor UHF RFID readers and our power amplifier modules for PAS/PHS telecommunication networks in China), our expanded product offering due to our acquisition of the wireless infrastructure business from EiC

Corporation (representing $3.4 million of our semiconductor and RFID sales in 2004) and our increasing sales in the United States (16% increase in 2004) and Asia (particularly China, which increased 106% in 2004). During 2004 our average selling price of our semiconductor products increased by approximately 9% due to new product introductions. Approximately $661,000 of our semiconductor and RFID sales resulted from sales of product to EiC under a supply agreement we entered into with them as part our acquisition of their wireless infrastructure business and associated assets. This supply agreement was substantially completed by December 31, 2004 and there will be no significant sales from these products in future periods. The increase in our semiconductor and RFID sales from 2002 to 2003 related to an increase in the volume of our products sold due, in part, to our introduction of over 50 new products and our increasing sales in Asia (particularly China, which in the aggregate accounted for 7% of total sales in 2003 and compared to 3% in 2002). This increase was mitigated by an approximate 22% decrease in the average selling price of our products due to competitive pressure.

Wireless integrated assembly sales for 2004 totaled $2.3 million, representing 7% of total sales and a decrease of $4.0 million or 64% from sales of $6.3 million (24% of total sales) in 2003. Our 2003 wireless integrated assembly sales decreased $8.4 million or 57% from sales of $14.7 million in 2002, or 37% of total sales. The decrease in wireless integrated assembly sales in 2004 and 2003 related to a drop in the volume of our wireless integrated assembly products sold as these products have reached the end of their product life cycle. Lucent Technologies was the major customer for our wireless integrated assembly products. During 2003, they decided to design the next generation of this type of product themselves and build it through the use of contract manufacturers. During our third quarter ended September 28, 2003, they notified us that they would no longer purchase significant quantities of these products and might only purchase moderate quantities for their customers who may need to expand or maintain older telecommunications networks. We made the decision in early 2002 to exit the fixed wireless assembly market. Wireless integrated assembly sales for 2002 included $3.7 million for final product delivery of our last major fixed wireless contract. The decline in our wireless integrated assembly sales, including fixed wireless assembly sales, over the last two years contributed to the decline in our sales to Europe. As these products have reached the end of their product life cycle, they will not be a significant factor in our long term business. Aside from potential and infrequent “life time buys,” our focus will predominantly be supporting the existing product base.

Fiber optic sales were $270,000 in 2004, representing less than 1% of total sales. We exited the fiber optic market in mid-2002 based on the protracted lack of demand for long-haul fiber optic products. Fiber optic sales in 2004 and 2003 represents sales of residual inventory, primarily manufactured in prior years. Fiber optic sales in 2003 totaled $12,000, compared to $6.2 million (16% of total sales) in 2002. This decline in fiber optic sales was caused by the decline in our sales to Nortel Networks who was the predominat customer for these products. The decline also caused the decline in our sales to Canada and contributed to the decline in our sales to Europe. There will be no more sales from our fiber optic products in future periods.

Cost of Goods Sold—Our cost of goods sold for 2004 was $15.3 million, a decrease of $217,000 or 1% as compared with cost of goods sold of $15.5 million in 2003. As a percentage of sales, our cost of goods sold decreased to 47% in 2004 from 58% in 2003. This decrease in our cost of goods sold as a percentage of sales reflects the change in our product sales mix to a greater percentage of higher margin semiconductor products from relatively lower margin wireless assembly products. This reduction in direct costs was partially offset by increased indirect cost of goods sold of $573,000 for manufacturing supplies, $447,000 for equipment maintenance and $387,000 for increased manufacturing support staff all due to increased volume production including the product lines we acquired from EiC. In absolute dollars, the decrease in cost of goods sold reflects the factors previously noted. Our cost of goods sold was $28.9 million in 2002. As a percentage of sales, our cost of goods sold decreased to 58% of sales in 2003 from 72% in 2002. This decrease in our cost of goods sold as a percentage of sales for 2003 reflects the change in our product sales mix to a greater percentage of higher margin semiconductor products from relatively lower margin wireless assembly products and the cost reductions generated by our restructuring program implemented in our third quarter of 2002 including reductions in wages and benefits, rent, and depreciation expenses. These reduced costs were partially offset by additional expenses incurred to transition our semiconductor manufacturing processes to outside foundries. In absolute dollars, the decrease in our cost of goods sold reflects the factors previously noted as well as our decline in sales during 2003.

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

Research and Development—Our research and development for 2004 was $17.0 million, an increase of $238,000 or 1% as compared with research and development expense of $16.8 million in 2003. Our 2003 research and development expense decreased by $1.0 million or 6% as compared with our research and development expense of $17.8 million for 2002. The increase in absolute dollars in 2004 is primarily related to the increased engineering staff and new product development efforts related to the products and processes we acquired from EiC and increased spending on design consulting services which was largely offset by a decrease in overall overhead. Research and development efforts in 2004 were primarily attributable to spending on the development of our radio frequency identification (“RFID”) reader ASIC (WTX1000), our MPR family of PCMCIA form factor UHF RFID readers and our power amplifier modules for PAS/PHS telecommunication networks in China. The decrease in absolute dollars in 2003 is primarily related to a decrease in procured materials used in our research and development. Research and development efforts in 2003 and 2002 were primarily attributable to spending on the overall development of RF semiconductor products. During 2002, we greatly increased our expenditures on RF semiconductor development projects while significantly reducing or eliminating development efforts on other product lines. During 2004, research and development expenses were 53% as a percentage of sales which compares to 63% in 2003 and 44% in 2002. The decrease in research and development expense as a percentage of sales from 2003 to 2004is primarily related to our increase in sales. The increase in research and development expense as a percentage of sales from 2002 to 2003 relates to our decline in sales. Product research and development is essential to our future success and we expect to continue to make investments in new product development and engineering talent. In 2005 we will focus our research efforts and resources on RF semiconductor development which target multiple growth markets such as RFID and defense and homeland security and while expanding our addressable market opportunities in wireless communications and broadband cable. We will also explore process capabilities of third party foundries and develop products under new process technologies such as SiGe BiCMOS. In absolute dollars, we expect our 2005 research and development expenditures to remain relatively constant with the prior year.

Selling and Administrative—Selling and administrative expense for 2004 was $12.5 million or 39% of sales, an increase of $2.2 million or 22% as compared with selling and administrative expense of $10.2 million or 38% of sales in 2003. The increase in absolute dollars during 2004 is primarily related to a $560,000 increase in salaries and wages due to an increase in the number of sales and marketing personnel, $558,000 increase in severance due to a stock compensation charge resulting from the modification of two option agreements (extension of the option exercise period), a $484,000 increase in accounting fees resulting from additional corporate governance requirements, $267,000 increase in commission costs due to increased sales of our radio frequency (‘RF”) semiconductor products and a $141,000 increase in bonus expense. Additionally, during 2003, we benefited from a reduction in our Board of Directors’ compensation plan which was approved at our Annual Meeting of Stockholders held on July 15, 2003 and resulted in a reduction in accrued expenses of $238,000. Also, 2003 had benefited from the collection of $393,000 of receivables which had been reserved in a prior period. During 2004, we reserved $51,000 of receivables whose collection is doubtful. These increased costs were partially offset by a $347,000 reduction in our Directors and Officers and Liability insurance premiums and a $112,000 decrease in advertising and promotion costs. Selling and administrative expense for 2003 was $10.2 million or 38% of sales, a decrease of $549,000 or 5% as compared with selling and administrative expense of $10.8 million or 27% of sales in 2002. The decrease in absolute dollars is primarily related to $983,000 of cost reductions generated by our restructuring program implemented in our third quarter of 2002 including reductions in wages and benefits, rent and tax expenses. Additionally, we benefited from a $238,000 reduction in our Board of Directors’ compensation plan that was approved at our Annual Meeting of Stockholders held on July 15, 2003. These reduced expenses were partially offset by a $200,000 increase in insurance premiums, a $184,000 increase in commission costs due to increased sales of our RF semiconductor products and a $136,000 increase in bonus expense. As a percentage of sales, the increase in selling and administrative expenses from 2003 to 2004 reflects the factors noted above. As a percentage of sales, the increase in selling and administrative expenses from 2002 to 2003 reflects our decline in sales over that period.

Acquired In-process Research and Development Expenses—During 2004, $8.5 million of the purchase price for the acquisition of the wireless infrastructure business and associated assets from EiC was allocated to acquired in-process research and development expense (“IPRD”). Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and have no future alternative use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is minimal remaining risk relating to the development. The IPRD charge related to the EiC acquisition which was made up of two projects: 12V heterojunction bipolar transistor (“HBT”) power amplifiers and 28V HBT high power amplifiers which had an assigned value of $1.5 million and $7.0 million, respectively. As of December 31, 2004, we have completed both the 12V and 28V HBT high power amplifier process development projects. The value of these projects was determined by estimating the discounted net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project. Actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisition. The assumptions consist primarily of expected completion dates for the IPRD projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market.

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

Amortization of Deferred Stock Compensation—Amortization of deferred stock compensation expense of $308,000, $149,000 and $513,000 for 2004, 2003 and 2002, respectively, is related to the issuance of employee stock options at prices deemed below fair market value. Included in the total deferred stock compensation described above is $65,000, $32,000 and $30,000 for 2004, 2003 and 2002, respectively, which is included in cost of goods sold in the consolidated statements of operations. The increase in amortization of deferred stock compensation expense during 2004 was attributable to the issuance of 105,500 employee stock options for a purchase price of $0.01 per share which was less than the fair value of common stock at the date of grant. As of December 31, 2004, the balance of our remaining unamortized deferred stock compensation was $365,000 to be amortized over the next 22 months.

Recapitalization Merger—We incurred recapitalization merger expense of $680,000 in 2003 and $509,000 in 2002 related to our consideration of the proposed Fox Paine transaction. On September 19, 2002, we announced the receipt of a proposal from an affiliate, Fox Paine & Company LLC (“Fox Paine”) to acquire all of the shares of our common stock held by unaffiliated stockholders (the “Acquisition Proposal”). At that time, Fox Paine and its affiliates owned approximately 66% of our outstanding shares or 37.0 million shares of a total of 55.9 million shares outstanding. Our Board of Directors formed a special committee composed of two independent directors not affiliated with Fox Paine (the “Special Committee”) to review the Acquisition Proposal. These expenses include legal and financial consulting fees as well as compensation to the members of the Special Committee. On March 27, 2003, Fox Paine withdrew its Acquisition Proposal.

Restructuring Charges—During 2004, we reversed the lease loss associated with our internal wafer fabrication facility (“fab”) and remaining severance accrual due to our assessment and subsequent decision to not close our fab as we believe that integrating the newly acquired fab from EiC with our pre-existing fab will offer the Company certain benefits over outsourcing the pre-existing fab. This reversal was partially offset by a net increase in the lease loss accrual for our other leased facilities based on reductions in sublease occupancy rates and a net increase in facility operating costs.

In 2003, we revised our lease loss accrual downward for the four month additional operation of our wafer fab and reduced facility costs at our other two abandoned facilities. This reversal was largely offset by an additional lease loss accrual for reductions in estimated sublease occupancy and market rates and disposal of our remaining unsold assets held for sale. We also reversed a portion of our severance accrual for one employee slated to be terminated but instead retained for another position.

For 2002, we recorded a restructuring charge of $25.4 million reflecting consolidation and abandonment of leased space and associated impairment of tenant improvements, severance costs, an asset impairment charge and the initiation of a program to sell excess manufacturing equipment resulting from the prolonged downturn in the telecommunications industry, especially related to our fiber optics products. In the third quarter of 2002, we decided to abandon a portion of our leased facility based on revised anticipated demand for our products and current market conditions. This excess space, for which we had a remaining eight year commitment, is located on the first floor of our current corporate headquarters and originally housed a portion of our optics and integrated assemblies manufacturing operations. This decision resulted in a lease loss of $11.3 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge of $3.2 million on tenant improvements deemed no longer realizable. In determining this estimate, we made certain assumptions with regards to our ability to sublease the space and reflected offsetting assumed sublease income in line with our best estimate of current market conditions. In addition, our management made a decision during the third quarter of 2002 to exit the fiber optics business after current contractual obligations had been satisfied. This decision resulted in a significant overcapacity of certain manufacturing equipment and we initiated a plan to sell this equipment before the end of the first quarter of 2003. Our excess manufacturing equipment resulted in a total charge of $3.9 million. Assets to be held for sale are measured at the lower of carrying amount or fair value less cost to sell. Management determined fair market value after consideration of several factors including the condition of the equipment, offers made by potential buyers of the equipment and the results of an independent third party appraisal. The majority of these impaired assets was sold in the fourth quarter of 2002. Also during the third quarter of 2002, our management identified manufacturing equipment exclusively supporting certain in-warranty optics and fixed wireless products as well as manufacturing equipment supporting final orders for certain other optics and fixed wireless products and determined that the estimated future cash flows did not support the carrying value of these assets. As such, the carrying value of these assets were written down to the estimated future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of these assets, which management determined after consideration of several factors including the condition and management’s intended use of the equipment, offers made for similar equipment the Company intended to sell and the results of an independent third party appraisal. This action resulted in a $200,000 asset impairment charge. During 2002, we incurred severance expense of $507,000 related to a reduction of 50 employees.

Also during 2002, we recorded a restructuring charge of $8.8 million related to our decision in December 2002 to completely outsource our internal wafer fabrication. As a result of the planned closure of our wafer fabrication facility, approximately 10% of the Company’s workforce (20 employees) would have been eliminated, which would have resulted in severance payments of $279,000. The closure of this facility would have resulted in additional excess space of approximately 35,000 square feet for which we had a remaining two year commitment at that time. This decision resulted in a lease loss of $4.3 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs. In determining this estimate, we made certain assumptions with regards to our ability to sublease the space and reflected offsetting assumed sublease income in line with our best estimate of current market conditions. This decision triggered an impairment analysis under SFAS No. 144. Management measured the recoverability of these assets through a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets over their remaining year of life. As such, the carrying value of these assets were written down to the estimated future cash flows that are directly associated with and that were expected to arise as a direct result of the use and eventual disposition of these assets. Management estimated the future cash flows using a traditional present value approach based on management’s assumptions regarding the intended use of these assets consistent with the Company’s budget and projections as well as the planned eventual disposition of the asset group through sale. Management estimated the disposition value of these assets after consideration of several factors including the condition and management’s intended use of the equipment, offers made for similar equipment the Company intended to sell and the results of an independent third party appraisal. Management employed a risk-free interest rate commensurate with the Company’s size, capital structure and stock volatility in relation to the overall market. This action resulted in a $4.2 million asset impairment charge.

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

For further discussion, see Note 13 to the consolidated financial statements included elsewhere in this Form 10-K.

Interest Income—Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. Our interest income for 2004 was $682,000, a decrease of $73,000 or 10% as compared with interest income of $755,000 in 2003, which decreased by $463,000 or 38% compared with interest income of $1.2 million in 2002. These decreases primarily resulted from decreased average amounts of funds available for investment. Additionally, our interest income will be impacted by changes in the market interest rates of our investments.

Interest Expense—Our interest expense for 2004 was $104,000, a decrease of $13,000 or 11% as compared with interest expense of $117,000 in 2003 and a decrease of $25,000 or 18% as 2003 is compared with interest expense of $142,000 in 2002. Interest expense for all periods relates to fees associated with our revolving credit facility and outstanding letters of credit.

Other Income—Net—The other income realized in 2003 was primarily related to a $1.1 million gain we recorded related to the sale of our Thin-Film product line. The sale includes equipment, inventory, intellectual property, training and services for which we received total proceeds of $1.8 million. For further discussion, see Note 15 to the consolidated financial statements included elsewhere in this Form 10-K.

Income Tax Benefit—The tax benefit for 2004 of $7.7 million resulted from a revision of our estimated income tax contingency liability due to our receipt of the final assessment from the Internal Revenue Service related to the audit of the Company’s 1996 through 2000 tax returns. In 2003, we recorded a tax benefit of $647,000 related to an income tax refund of $480,000 from the State of Maryland as the result of amending our 1999 state tax return and an adjustment to our tax contingency liability of $167,000 for additional federal income tax refund determined after finalizing our 2002 carryback claim filed in the first quarter of 2003 and miscellaneous tax payments. Beginning in 2002, it was determined that it was not more likely than not that any additional deferred tax assets were realizable.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at December 31, 2004 were $43.1 million, a decrease of $17.0 million or 28% compared to the balance of $60.1 million at December 31, 2003.

In December of 2000, we entered into a revolving credit facility (“Revolving Facility”) with a bank, the terms of which were amended and restated in September 2003. Under the new terms, the Revolving Facility provides for a maximum credit extension of $20.0 million with a $15.0 million sub-limit to support letters of credit and matures on September 22, 2005. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires us to maintain certain financial ratios and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission. The Revolving Facility is secured by substantially all of our assets. We were in compliance with the covenants as of December 31, 2004. As of December 31, 2004 and 2003, there were no outstanding borrowings under the Revolving Facility. The Company has letters of credit of $3.4 million outstanding as of December 31, 2004 against which no amounts have been drawn.

Net Cash Provided (Used) by Operating Activities—Net cash provided (used) by operations was ($15.4) million, ($5.9) million and $9.3 million in 2004, 2003 and 2002, respectively. Net loss in 2004, 2003 and 2002 was ($9.1) million, ($14.3) million and ($51.4) million, respectively.

Significant items impacting the difference between net loss and cash flows used in operations in 2004 were $7.6 million used in working capital and $7.7 million related to a decrease in our income tax liability. The $7.6 million used in working capital primarily relates to a $2.3 million increase in receivables, a $2.4 million decrease in restructuring liabilities, a $1.0 million increase in other assets and a decrease of $867,000 in income taxes payable. Our receivables increased $2.3 million due to increased shipments during the fourth quarter of 2004. The $2.4 million decrease in restructuring liabilities primarily relates to payments against the remaining lease loss accrual. The increase in other assets of $1.0 million is primarily due to a $576,000 accrual of a settlement related to the termination of the supply agreement with EiC (see Note 4 to the consolidated financial statements included elsewhere in this Form 10-K) and a $560,000 increase in accrued interest receivable related to our investments. The decrease of $867,000 in income taxes payable relates to payments resulting from an audit of our 1996 through 2000 returns. The $7.7 million decrease in our tax contingency liability resulted from a revised estimate of our tax contingency liability related to the audit of our 1996 through 2000 tax returns as a result of our receipt of the final assessment from the Internal Revenue Service.

Significant items impacting the difference between net loss and cash flows from operations in 2003 were $949,000 used in working capital and $6.0 million provided by the realization of deferred tax assets. The $949,000 used in working capital primarily relates to a $2.2 million decrease in restructuring liabilities, which was offset by a $1.5 million decrease in inventories. The $1.5 million decrease in inventories relates to the decrease in our sales from $40.2 million in 2002 to $26.6 million in 2003. The $6.0 million provided by the realization of deferred tax assets relates to the receipt of an income tax refund generated by the carryback of our 2002 net operating loss. Starting in the second quarter of 2003, we were required to offer more favorable payment terms to significant customers in order to remain competitive in the current business environment. As a result, our average payment terms have increased from 30 days to 60 days, which has had a negative impact to our working capital.

Significant items impacting the difference between net loss and cash flows from operations in 2002 were $11.6 million provided by working capital, a $34.2 million increase in our restructuring accrual and $8.2 million provided by the realization of deferred tax assets. The $11.6 million provided by working capital primarily relates to a $6.3 million decrease in inventories and a $8.7 million decrease in receivables which were partially offset by a $2.2 million decrease in accruals and accounts payable. The decreases in inventories and receivables both relate to the decrease in our sales from $62.2 million in 2001 to $40.2 million in 2002. The decrease in accruals, accounts payable and income taxes payable was primarily due to decreased inventory levels and purchases resulting from lower sales volumes and more restrictive spending efforts, as well as headcount reductions realized as part of our restructuring efforts. The $8.2 million provided by the realization of deferred tax assets relates to the receipt of an income tax refund generated by the carryback of our 2001 net operating loss.

Net Cash Provided (Used) by Investing Activities—Net cash provided (used) by investing activities was $18.2 million, ($27.3) million, and $8.4 million in 2004, 2003 and 2002, respectively. In 2004, we realized $89.2 million in proceeds from the sale of short term investments which was partially offset by $59.3 million used to purchase short-term investments, $10.7 million of acquisition and costs related to the EiC transaction (see Note 4 to the consolidated financial statements included elsewhere in this Form 10-K) and $878,000 to invest in property, plant and equipment. In 2003, we used $92.6 million to purchase short-term investments and $841,000 to invest in property, plant and equipment which was partially offset by $64.6 million provided by our sale of short-term investments and $1.6 million proceeds from the sale of our Thin-Film product line (see Note 15 to the consolidated financial statements included elsewhere in this Form 10-K). In 2002, we realized $59.7 million in proceeds from the sale of short-term investments and $1.9 million in proceeds from sales of equipment which was partially offset by $51.1 million used to purchase short-term investments and $2.0 million to invest in property, plant and equipment. During 2005, we expect to invest approximately $1.0 to $2.0 million in capital expenditures. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so throughout 2005.

Net Cash Provided by Financing Activities—Net cash provided by financing activities totaled $10.7 million, $617,000, and $553,000 in 2004, 2003 and 2002, respectively. In 2004, we received net proceeds of $10.2 million related to our secondary public offering of 2 million newly issued shares of our common stock and $1.5 million from the sale of our common stock to employees through our employee stock purchase and option plans which was partially offset by $920,000 of cash used to repurchase our common stock under our current stock repurchase program (see Note 9 to the consolidated financial statements included elsewhere in the Form 10-K). In 2003, we received net cash of $3.5 million from the sale of our common stock to employees through our option plans which was partially offset by $2.8 million of cash used to repurchase our common stock under our stock repurchase program (see Note 9 to the consolidated financial statements included elsewhere in the Form 10-K). In 2002, we received net cash of $565,000 from the sale of our common stock to employees through our employee stock purchase and option plans.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements except for operating leases as discussed in Note 11 to the consolidated financial statements included elsewhere in this Form 10-K. The following table summarizes our contractual obligations at December 31, 2004 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by Period
		Less than			More than
Contractual obligations	Total	1 year	1 – 3 years	3 – 5 years	5 years
Capital lease obligations	$14	$14	$—	$—	$—
Operating lease obligations(1)	24,690	4,309	12,740	7,500	141
Purchase obligations(2)	1,729	1,721	8	—	—
Other long-term liabilities(3)	—	—	—	—	—
Total(4)	$26,433	$6,044	$12,748	$7,500	$141

(1)          We lease our three facilities, including our executive offices in San Jose, California, under lease agreements that expire at various dates through 2011. Total future lease obligations as of December 31, 2004, were $24.7 million, of which $15.3 million was recorded as a liability for certain facilities that were included in our restructuring accrual (current and long-term).

(2)          Purchase obligations are primarily orders for raw material, processed silicon wafers and assembly and test services. While the purchase orders are generally cancelable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service. We expect to receive and pay for these materials and services within the next six months.

(3)          The only component of Other Long-Term Liabilities that requires us to make cash payments is a restructuring accrual of $13.0 million relating to the future operating lease payments on certain facilities that were included in our restructuring plans (See Note 13 to the consolidated financial statements included elsewhere in this Form 10-K). We will make these payments through 2011. We included these amounts in the operating lease total in the table above. Excluding payments under the operating lease component included in the restructuring accrual, the other components of Other Long-Term Liabilities do not contractually require us to make cash payments and primarily consist of estimated operating costs on restructured facilities, deferred rent and estimated environmental costs.

(4)   The table above does not include contractual obligations related to our acquisition in June 2004 of the wireless infrastructure business and associated assets from EiC Corporation or our acquisition in January 2005 of Telenexus, Inc. as the additional consideration is contingent on certain future identifiable events which have not occurred as of December 31, 2004. EiC may be entitled to further consideration of up to $14.0 million in cash and shares of our common stock if certain revenue and gross margin targets are achieved by March 31, 2005 and March 31, 2006. We shall pay EiC this additional consideration, if earned, ninety percent (90%) in our common stock and ten percent (10%) in cash. Thus, if earned, $700,000 would be payable in less than one year and $700,000 would be payable in one to three years. The sellers of Telenexus, Inc. may be entitled to further compensation of up to $2.5 million in cash and up to 833,333 shares of our common stock if we achieve certain revenue targets by July 28, 2006. Thus, if earned, $2.5 million would be payable in one to three years. Certain employment agreements which may require us to pay out termination benefits upon future identifiable events are also excluded from the table above as no events have occurred as of December 31, 2004, which make a payment probable.

For purposes of the table above, obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our vendors within short time horizons. We have additional purchase orders (not included in the table above) that represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Other Matters

Recent Accounting Pronouncements—

In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 were effective with this annual report for fiscal 2003. Once the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of the accounting provisions of EITF 03-1. Disclosures for cost method investments are required in annual financial statements for fiscal years ending after June 15, 2004. See Note 3 to the consolidated financial statements included elsewhere in this Form 10-K for the required disclosures.

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, “Accounting for Preexisting Relationships Between the Parties to a Business Combination” (“EITF 04-1”). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. We will apply EITF 04-1 to acquisitions subsequent to the effective date and in our future goodwill impairment testing.

In November 2004, FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by us effective January 1, 2006. We are currently determining what effect, if any, the provisions of SFAS No. 151 will have on our operating results or financial condition.

In December 2004, the FASB issued FASB Staff Position (FSP) 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP FAS 109-1). In accordance with FSP FAS 109-1, the Company will treat the deduction for qualified domestic manufacturing activities as a reduction of the income tax provision in future years as realized. The deduction for qualified domestic manufacturing activities did not impact our Consolidated Financial Statements in 2004, and this deduction is not expected to have a material impact on our effective tax rate in 2005.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” We account for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25). Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

We have not yet quantified the effects of the adoption of SFAS 123R, but we expect that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in Note 2 to the consolidated financial statements included elsewhere in this Form 10-K under the caption “STOCK-BASED COMPENSATION”. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for our fiscal quarter beginning July 4, 2005, and requires the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

Environmental Matters—Of our former production facilities, two have known environmental liabilities of significance, the Scotts Valley site and the Palo Alto site. Prior to the recapitalization merger, we entered into and funded fixed price remediation contracts, as well as cost overrun and unknown pollution conditions liability coverage, with respect to both these sites. For a more detailed description, see “Business—Environmental Matters.”

Litigation—We currently are involved in litigation and regulatory proceedings incidental to the conduct of our business and expect that we will be involved in other litigation and regulatory proceedings from time to time. While we currently believe that any adverse outcome of such pending matters will not materially affect our business or financial condition, there can be no assurance that this will ultimately be the case.

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

		Weighted
	Expected Maturity	Average Interest
Expected Maturity Dates	Amounts	Rate
	(in thousands)
Cash equivalents:
2005	$23,501	1.97%
Short-term investments:
2005	18,732	2.05%
Fair value at December 31, 2004	$42,233

Item 8.                        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF MANAGEMENT

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed our internal control over financial reporting as of December 31, 2004, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by or under the supervision of our internal accounting and finance organization.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2004 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessment were reviewed with the Audit Committee.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included in this Item 8 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WJ Communications, Inc.:

We have audited management’s assessment, included in the accompanying Report of Management, that WJ Communications, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 29, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of
WJ Communications, Inc.:

We have audited the accompanying consolidated balance sheets of WJ Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WJ Communications, Inc. and subsidiaries December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 29, 2005

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,392	$10,900
Short-term investments	18,732	49,232
Receivables (net of allowances of $496 and $321, respectively)	6,841	4,559
Inventories	5,148	2,420
Other	3,183	1,983
Total current assets	58,296	69,094
PROPERTY, PLANT AND EQUIPMENT, net	9,679	10,504
Goodwill	1,368	—
Other assets	390	222
	$69,733	$79,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,633	$3,125
Accrued liabilities	810	941
Accrued professional services	797	480
Accrued payroll and profit sharing	1,498	1,635
Accrued workers’ compensation	538	500
Income tax contingency liability	1,946	—
Restructuring accrual (Note 13)	3,350	3,665
Total current liabilities	11,572	10,346
OTHER LONG-TERM OBLIGATIONS (Notes 8 and 13)	16,864	33,235
COMMITMENTS AND CONTINGENCIES (Notes 8 and 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value—100,000,000 shares authorized, 62,936,760 and 59,047,216 shares issued and outstanding in 2004 and 2003, respectively	629	590
Treasury stock—1,769,772 shares in 2004 and 1,340,719 shares in 2003	(18)	(13)
Additional paid-in capital	194,262	180,163
Accumulated deficit	(153,199)	(144,118)
Other comprehensive loss	(12)	(8)
Deferred stock compensation	(365)	(375)
Total stockholders’ equity	41,297	36,239
	$69,733	$79,820

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Sales, net	$32,336	$26,565	$40,156
Cost of goods sold	15,278	15,495	28,892
Gross profit	17,058	11,070	11,264
Operating expenses:
Research and development	17,044	16,806	17,807
Selling and administrative	12,454	10,210	10,759
Acquired in-process research & development	8,500	—	—
Amortization of deferred stock compensation(*)	243	117	483
Recapitalization merger	—	680	509
Restructuring charges (reversals) (Note 13)	(3,845)	(54)	34,233
Total operating expenses	34,396	27,759	63,791
Loss from operations	(17,338)	(16,689)	(52,527)
Interest income	682	755	1,218
Interest expense	(104)	(117)	(142)
Other income—net	5	1,094	16
Loss before income taxes	(16,755)	(14,957)	(51,435)
Income tax benefit	7,674	647	—
Net loss	$(9,081)	$(14,310)	$(51,435)
Basic and diluted net loss per share	$(0.15)	$(0.25)	$(0.91)
Basic and diluted average shares	60,397	56,835	56,291

(*) Amortization of deferred stock compensation is allocable to the following expenses
Research and development	$194	$76	$75
Selling and administrative	49	41	408
	$243	$117	$483

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Net loss	$(9,081)	$(14,310)	$(51,435)
Other comprehensive gains (losses):
Unrealized holding gains (losses) on securities arising during period net of reclassification adjustments and taxes	(4)	10	(14)
Comprehensive loss	$(9,085)	$(14,300)	$(51,449)

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

					Additional
	Common Stock		Treasury Stock		Paid-in
	Shares	Dollars	Shares	Dollars	Capital
Balance, December 31, 2001	55,980,258	$560	—	$—	$178,241
Net loss	—	—	—	—	—
Common stock issued	275,107	3	—	—	676
Exercise of stock options	103,154	1	—	—	554
Amortization of deferred stock compensation	—	—	—	—	—
Elimination of deferred compensation related to stock options forfeited	—	—	—	—	(299)
Unrealized holding losses on securities—net of taxes of $9	—	—	—	—	—
Balance, December 31, 2002	56,358,519	564	—	—	179,172
Net loss	—	—	—	—	—
Common stock issued	153,973	2	—	—	102
Exercise of stock options	2,534,724	24	—	—	3,722
Repurchases of common stock	—	—	(1,340,719)	(13)	(2,778)
Amortization of deferred stock compensation	—	—	—	—	—
Elimination of deferred compensation related to stock options forfeited	—	—	—	—	(55)
Unrealized holding gains on securities—net of taxes of $5	—	—	—	—	—
Balance, December 31, 2003	59,047,216	590	(1,340,719)	(13)	180,163
Net loss	—	—	—	—	—
Common stock issued	2,955,437	30	—	—	12,942
Exercise of stock options	934,107	9	—	—	1,478
Repurchases of common stock	—	—	(429,053)	(5)	(915)
Amortization of deferred stock compensation	—	—	—	—	—
Compensation charge due to option date extension	—	—	—	—	594
Unrealized holding gains on securities—net of taxes of $8	—	—	—	—	—
Balance, December 31, 2004	62,936,760	$629	(1,769,772)	$(18)	$194,262

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In thousands, except share amounts)

		Other	Deferred	Total
	Accumulated	Comprehensive	Stock	Stockholders’
	Deficit	Loss	Compensation	Equity
Balance, December 31, 2001	$(78,373)	$(4)	$(702)	$99,722
Net loss.	(51,435)	—	—	(51,435)
Common stock issued	—	—	—	679
Exercise of stock options	—	—	(402)	153
Amortization of deferred stock compensation.	—	—	513	513
Elimination of deferred compensation related to stock options forfeited. .	—	—	299	—
Unrealized holding losses on securities—net of taxes of $9	—	(14)	—	(14)
Balance, December 31, 2002	(129,808)	(18)	(292)	49,618
Net loss.	(14,310)	—	—	(14,310)
Common stock issued	—	—	—	104
Exercise of stock options	—	—	(287)	3,459
Repurchases of common stock	—	—	—	(2,791)
Amortization of deferred stock compensation	—	—	149	149
Elimination of deferred compensation related to stock options forfeited	—	—	55	—
Unrealized holding gains on securities—net of taxes of $5	—	10	—	10
Balance, December 31, 2003	(144,118)	(8)	(375)	36,239
Net loss.	(9,081)	—	—	(9,081)
Common stock issued.	—	—	—	12,972
Exercise of stock options.	—	—	(298)	1,189
Repurchases of common stock	—	—	—	(920)
Amortization of deferred stock compensation	—	—	308	308
Compensation charge due to option date extension.	—	—	—	594
Unrealized holding gains on securities—net of taxes of $8	—	(4)	—	(4)
Balance, December 31, 2004	$(153,199)	$(12)	$(365)	$41,297

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
OPERATING ACTIVITIES:
Net loss	$(9,081)	$(14,310)	$(51,435)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Restructuring charges (reversals)	(3,845)	(54)	34,233
Depreciation and amortization	2,825	4,374	5,747
Acquired in-process research and development	8,500	—	—
Amortization of premiums on short-term investments	485	106	984
Net (gain) loss on disposal of property, plant & equipment	(4)	91	500
Net gain on sale of product line	—	(1,084)	—
Deferred income taxes	—	6,036	8,162
Stock based compensation	594	104	267
Amortization of deferred stock compensation	308	149	513
Amortization of deferred financing costs	41	32	18
Provision (reduction) in allowance for doubtful accounts	58	(408)	(969)
Net changes in:
Receivables	(2,340)	(173)	8,739
Inventories	(689)	1,463	6,301
Other assets	(1,021)	(56)	289
Accruals and accounts payable	(311)	13	(2,214)
Income tax contingency liability	(8,544)	—	(25)
Restructuring liabilities	(2,363)	(2,188)	(1,770)
Net cash provided (used) by operating activities	(15,387)	(5,905)	9,340
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(878)	(841)	(2,045)
Purchase of short-term investments	(59,327)	(92,636)	(51,125)
Proceeds from sale and maturities of short-term investments	89,170	64,569	59,668
Proceeds on product line sales and assets retirements	9	1,572	1,917
Acquisition and related costs	(10,747)	—	—
Net cash provided (used) by investing activities	18,227	(27,336)	8,415
FINANCING ACTIVITIES:
Payments on long-term borrowings and financing costs	(104)	(51)	(12)
Net proceeds from issuances of common stock	11,676	3,459	565
Repurchase of common stock	(920)	(2,791)	—
Net cash provided by financing activities	10,652	617	553
Net increase (decrease) in cash and equivalents	13,492	(32,624)	18,308
Cash and cash equivalents at beginning of year	10,900	43,524	25,216
Cash and cash equivalents at end of year	$24,392	$10,900	$43,524
Other cash flow information:
Income taxes paid (refunded), net	$867	$(6,678)	$(8,157)
Interest paid	63	88	124
Noncash investing and financing activities:
Issuance of common stock for EiC acquisition	2,484	—	—
Purchase of equipment under capital lease	—	96	—

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND OPERATIONS OF THE COMPANY

WJ Communications, Inc. (formerly Watkins-Johnson Company, the “Company”) was founded in 1957 in Palo Alto, California. The Company was originally incorporated in California and reincorporated in Delaware in August 2000. For more than 45 years, the Company developed and manufactured radio frequency (“RF”) microwave devices for government electronics and space communications systems used for intelligence gathering and communication. In 1996, the Company began to develop commercial applications for its military technologies. The Company’s current operations design, develop and market innovative, high-performance products for both current and next generation wireless and broadband cable networks, defense and homeland security systems and radio frequency identification (“RFID”) systems worldwide. The Company’s products are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which seek to address the RF requirements of these various systems.

2.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION—The consolidated financial statements include the accounts of the Company and its subsidiaries after eliminated of all intercompany balances and transactions.

RECLASSIFICATIONS—Certain prior year amounts have been reclassified to conform with the 2004 presentation. Such reclassifications did not have any impact on net loss or stockholders’ equity.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS—Cash and cash equivalents consist of money market funds and commercial paper acquired with remaining maturities of 90 days or less and are stated at cost plus accrued interest which approximates market value. Short-term investments consist primarily of high-grade debt securities (A rating or better) with maturities greater than 90 days from the date of acquisition and are classified as available-for-sale. Short-term investments classified as available-for-sale are reported at fair market value with unrealized gains or losses excluded from earnings and reported as other comprehensive income (loss), a separate component of stockholders’ equity, net of tax, until realized. Realized gains and losses are included in the accompanying consolidated statements of operations as other income—net.

FAIR VALUE OF FINANCIAL INSTRUMENTS—The carrying value of cash and equivalents, receivables and accounts payable are a reasonable approximation of their fair market value due to the short-term maturities of those instruments. Short-term investments are classified as available-for-sale and reported at fair market value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity, net of tax, until realized.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

INVENTORIES—Inventories are stated at the lower of cost, using average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. These write-downs amounted to $670,000 in the year ended December 31, 2004, $251,000 and $212,000 for the years ended December 31, 2003 and 2002, respectively. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. Inventories, at December 31, 2004 and 2003 consisted of the following (in thousands):

	December 31,
	2004	2003
Finished goods	$1,944	$1,257
Work in progress	2,338	647
Raw materials and parts	866	516
	$5,148	$2,420

PROPERTY, PLANT AND EQUIPMENT—Property, plant and equipment are stated at cost. Provision for depreciation and amortization is primarily based on the straight-line method over the assets’ estimated useful lives ranging from four to ten years. Leasehold improvements are amortized over the shorter of the remaining lease term or the asset’s useful life. Costs incurred to maintain property, plant and equipment that do not increase the useful life of the underlying asset are expensed as incurred.

At December 31, 2004 and 2003, property, plant and equipment consisted of the following (in thousands):

		December 31,
	Estimated Useful Life	2004	2003
Buildings and leasehold improvements	Shorter of the lease term or the estimated useful life	$4,950	$4,554
Machinery and equipment	5-7 yrs	26,239	24,638
		31,189	29,192
Accumulated depreciation and amortization		(21,510)	(18,688)
Property, plant and equipment—net		$9,679	$10,504

IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with Statement of Financial Accounting Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors we consider that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected, future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; significant negative industry or economic trends; or significant technological changes, which would render equipment and manufacturing processes obsolete. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of these

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

assets to future undiscounted cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In 2002, the Company recorded an asset impairment charge of $4.4 million for assets held for use and $3.9 million for assets held for sale as part of the Company’s restructuring initiative as detailed in Note 13.

REVENUE RECOGNITION—The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. Revenues from our distributor are recognized upon shipment based on the following factors: our sales price is fixed or determinable at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributor has separate economic substance, the Company has no obligation with respect to the resale of the distributor’s inventory, and believes we can reasonably estimate the potential returns from our distributor based on their history and our visibility in the distributor’s success with its products and into the market place in general. The Company accrues for distributor right of return, authorized price reductions for specific end-customer sales opportunities and price protection based on known events and historical trends.

Distributor Right of Return:   In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 48 “Revenue Recognition When Right of Return Exists”, the Company accrues a reserve based on its reasonable estimate of future returns based on historical trends and contractual limitations. Per contractual agreement, the distributor may return product three times per year under the following conditions: the total value of inventory returned shall not exceed an amount equal to 5% of the total value of the distributor’s stock on hand of the Company’s products as reported in the prior month’s inventory report, the inventory is returned no earlier than 6 months and no later than 24 months from the date of the original invoice date and the product’s packaging has not been opened or any alteration or modification has been performed on the part. At the end of any given period, the Company reserves revenue equal to 5% of the distributor’s current reported inventory and cost of revenue for the associated cost of the estimated returns. As of December 31, 2004, 2003 and 2002, the Company’s distributor stock rotation reserve was $338,000, $196,000 and $247,000, respectively.

Authorized Price Reductions for Specific End-Customer Sales Opportunities (“Ship & Debit Allowance”):   Beginning in September 2003, the Company entered into a program where the distributor would receive a credit if it sold specific product at a reduced price to specific end-customers pre-authorized by the Company. The Company maintains a log of all such pre-authorized price reductions which it accrues as a reduction to revenue in the period that the pre-authorization occurs per issue 4 of EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer.” As of December 31, 2004, 2003 and 2002, the Company’s Ship & Debit Allowance was $5,000, $29,000 and $0, respectively.

Distributor Price Protection:   If the Company reduces the prices of its products as negotiated with the distributor, the distributor may receive a credit for the difference between the price paid by the distributor

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

and the reduced price on applicable unsold products remaining in the distributor’s inventory on the effective date of the price reduction assuming that inventory is less than 24 months old as determined by the original invoice date. The Company reserves for distributor price protection per issue 4 of EITF 01-9 based on specific identification of Company initiated price reductions and the associated reported distributor inventory. There has been no such price reductions during 2004, 2003 or 2002.

RECEIVABLES ALLOWANCES—Receivables amounts on the balance sheet are shown net of the following allowances:

	December 31,
	2004	2003
Allowance for doubtful accounts	$79	$21
Sales return allowance	74	75
Distributor stock rotation reserve	338	196
Ship & debit allowance	5	29
	$496	$321

PRODUCT WARRANTY—The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the company’s products. Such warranty generally ranges from 12 to 24 months. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity.

INCOME TAXES—In accordance with SFAS No. 109, “Accounting for Income Taxes,” the consolidated financial statements include provisions for deferred income taxes using the liability method for transactions that are reported in one period for financial accounting purposes and in another period for income tax purposes. Deferred tax assets are recognized when management believes realization of future tax benefits of temporary differences is more likely than not. In estimating future tax consequences, generally all expected future events are considered (including available carryback claims), other than enactment of changes in the tax law or rates. Valuation allowances are established for those deferred tax assets where management believes it is not more likely than not such assets will be realized.

PER SHARE INFORMATION—Basic loss per share is computed using the daily weighted average number of common shares outstanding for the period. Diluted loss per share includes the above and reflects the potential dilution that could occur if stock options whose exercise price are less than the average share price for the period were exercised or converted into common stock and shares related to contributions under the Employee Stock Purchase Plan for pending purchases, however, such adjustments are excluded when they are anti-dilutive. In determining the dilutive effect of the stock options, the number of shares resulting from the assumed exercise of the options is reduced by the number of shares that could have been purchased by the Company with the proceeds from the exercise of such options.

CONCENTRATION OF CREDIT RISK—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company invests in a variety of financial instruments such as money market funds, commercial paper and high quality corporate bonds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. At December 31, 2004, Richardson Electronics and Celestica represented 46% and 10% of the total accounts receivable balance, respectively. At December 31, 2003, Richardson Electronics, Lucent Technologies and Celestica represented 61%, 10% and 10% of the total accounts receivable balance, respectively. The accounts receivable percentage attributable to Lucent Technologies includes the accounts receivable from their manufacturing subcontractors. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

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

During the year ended December 31, 2004, the Company modified two option agreements (extension of the option exercise period) resulting in $594,000 of severance expense which was recorded as selling and administrative expense.

As required under SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net loss and net loss per common share have been estimated at the date of grant as if the Company had accounted for such awards under the fair value method of SFAS 123 using the Black-Scholes option-pricing model. In total, the Company has recorded deferred stock compensation of $2,897,000, net of forfeitures, of which $308,000, $149,000 and $513,000 was amortized to expense in 2004, 2003 and 2002, respectively. Included in the total deferred stock compensation described above is $65,000, $32,000 and $30,000 for 2004, 2003 and 2002, respectively, which is included in the cost of goods sold on the consolidated statements of operations.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

The weighted average fair value of stock-based awards granted in fiscal years 2004, 2003 and 2002 reported below have been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Employee Stock Option Plans
Fair value	$2.19	$2.02	$1.43
Dividend yield	0.0%	0.0%	0.0%
Volatility	79.0%	93.0%	97.0%
Risk free interest rate at the time of grant	3.0%	2.6%	3.7%
Expected term to exercise (in months from the grant date)	48.0	48.0	48.0
Employee Stock Purchase Plan
Fair value	$1.32	(1)	$0.86
Dividend yield	0.0%	(1)	0.0%
Volatility	69.0%	(1)	74.5%
Risk free interest rate at the time of grant	1.17%	(1)	2.0%
Expected term to exercise (in months from the grant date)	6.0	(1)	6.0

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

The following table illustrates the effect on net loss had compensation cost for all of the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans, and amortized to expense over the vesting period of the awards consistent with the methodology prescribed under SFAS 123, “Accounting for Stock-Based Compensation” (in thousands):

	Year Ending December 31,
	2004	2003	2002
Reported net loss	$(9,081)	$(14,310)	$(51,435)
Add: Total stock-based employee compensation expense included in reported net loss	308	149	513
Deduct: Total stock-based employee compensation expense under fair value based method for all awards	(5,474)	(2,555)	(2,275)
Pro forma loss	$(14,247)	$(16,716)	$(53,197)
Reported net loss per basic and diluted share	$(0.15)	$(0.25)	$(0.91)
Pro forma net loss per basic and diluted share	$(0.24)	$(0.29)	$(0.95)

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS—

In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 were effective with this annual report for fiscal 2003. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1. Disclosures for cost method investments are required in annual financial statements for fiscal years ending after June 15, 2004. See Note 3 for the required disclosures.

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, “Accounting for Preexisting Relationships Between the Parties to a Business Combination” (“EITF 04-1”). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. The Company will apply EITF 04-1 to acquisitions subsequent to the effective date and in our future goodwill impairment testing.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges ....” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company effective January 1, 2006. The Company is currently determining what effect, if any, the provisions of SFAS No. 151 will have on its operating results or financial condition.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP FAS 109-1). In accordance with FSP FAS 109-1, the Company will treat the deduction for qualified domestic manufacturing activities as a reduction of the income tax provision in future years as realized. The deduction for qualified domestic manufacturing activities did not impact the Company’s Consolidated Financial Statements in 2004, and this deduction is not expected to have a material impact on the Company’s effective tax rate in 2005.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed above. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for the Company’s fiscal quarter beginning July 4, 2005, and requires the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   INVESTMENTS

Available-for-Sale Investments

Investments, which are classified as available-for-sale, are summarized below for December 31, 2004 and 2003 (in thousands):

					Classified on Balance Sheet as:
	Purchase/	Gross	Gross		Cash
	Amortized	Unrealized	Unrealized	Aggregate	and Cash	Short-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
As of December 31, 2004
Corporate debt securities	$28,504	$—	$(19)	$28,485	$10,759	$17,726
Money market funds	12,742	—	—	12,742	12,742	—
Other debt securities	1,007	—	(1)	1,006	—	1,006
Total	$42,253	$—	$(20)	$42,233	$23,501	$18,732
As of December 31, 2003
Corporate debt securities	49,306	—	(11)	49,295	4,998	44,297
Money market funds	4,992	—	—	4,992	4,992	—
Other debt securities	4,937	—	(2)	4,935	—	4,935
Total	$59,235	$—	$(13)	$59,222	$9,990	$49,232

As of December 31, 2004 and 2003, $29.5 million and $54.2 million of fixed income securities had contractual maturities of six months or less, respectively. There were no fixed income securities that had a contractual maturity beyond six months.

Impairment of Investments

The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook for the company, including key operational and cash flow metrics, current market conditions and future trends in the company’s industry; the company’s relative competitive position within the industry; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   INVESTMENTS (Continued)

In accordance with EITF 03-1, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 (in thousands):

	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of December 31, 2004
Corporate debt securities	$28,485	$(19)	$—	$—	$28,485	$(19)
Other debt securities	1,006	(1)	—	—	1,006	(1)
Total	$29,491	$(20)	$—	$—	$29,491	$(20)
As of December 31, 2003
Corporate debt securities	$49,295	$(11)	$—	$—	$49,295	$(11)
Other debt securities	4,935	(2)	—	—	4,935	(2)
Total	$54,230	$(13)	$—	$—	$54,230	$(13)

Market values were determined for each individual security in the investment portfolio. The decline in value of these investments is primarily related to changes in interest rates. The Company does not believe that any of the unrealized losses represented an other-than-temporary impairment based on it evaluation of available evidence as of December 31, 2004.

Risk Management

The Company generally places its investments with high-credit-quality counterparties and, by policy, all financial instruments and counterparties must maintain the following minimally acceptable credit ratings: commercial deposits and corporate obligations A2/A, commercial paper A-1/P-1, municipal notes MIG 1/S and P-1, municipal bonds AAA and asset back securities AAA. The Company, by policy, also limits the amount of credit exposure with any one financial institution or commercial issuer. No significant concentration of credit risk existed at December 31, 2004.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   ACQUISITION

On June 18, 2004, the Company completed its acquisition of the wireless infrastructure business and associated assets from EiC. The aggregate purchase price was $13.2 million which included payments of cash of $10.0 million, the issuance of 737,000 shares of the Company’s common stock valued at $2.5 million, acquisition costs of $1.2 million (including $700,000 paid to a related party for investment banking services in connection with the acquisition)) and $126,000 registration statement related expenses reduced by $576,000 related to the termination settlement of the associated supply agreement with EiC recognized during our quarter ended December 31, 2004. In connection with the acquisition, $1.5 million in cash and 294,118 shares of common stock have been held in escrow as security against certain financial contingencies. The outstanding balance of the escrow account less any properly noticed unpaid or contested amounts will be distributed within five days after March 31, 2005. On November 23, 2004 the Company filed a registration statement registering for resale by the seller of up to 442,882 shares of the Company’s common stock issued in the acquisition. In addition to the closing consideration, EiC may be entitled to further consideration of up to $14.0 million in cash and shares of the Company’s common stock if certain revenue and gross margin targets are achieved by March 31, 2005 and March 31, 2006. The Company shall pay EiC this additional consideration, if earned, ninety percent (90%) in its common stock and ten percent (10%) in cash. The number of shares of its common stock to be delivered shall be determined by dividing the value in dollars of the portion payable in its common stock by the average closing price of its common stock, as quoted on the NASDAQ National Market, during the ten consecutive trading days ending one trading day before the end of the period covered by the payment, provided, however, that in the event that the calculation of the average closing price results in a price for the first payment that would be less than $5.00 or for the second payment that would be less than $6.00, then the Company, at its option, in its sole discretion, may elect to make the payment part or all in cash and the balance, if any, in shares of its common stock. If EiC receives such consideration, the amounts will be recorded as an increase to goodwill. The fair value of the Company’s common stock was determined based on the average closing price per share of the Company’s common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (June 21, 2004). The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and accordingly the Company’s consolidated financial statements from June 18, 2004 include the impact of the acquisition. The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Property and equipment	$1,124
Inventory	2,038
In-process research and development	8,500
Developed technology	200
Goodwill	1,368
Total purchase price	$13,230

In the second half of fiscal 2004 the amounts contained in the purchase price allocation were adjusted when final data on preliminary estimates was received. Subsequent to the acquisition date, the Company also recorded an adjustment of $576,000 related to the termination settlement of the associated supply agreement with EiC which was partially offset by $126,000 for additional legal and accounting costs for

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   ACQUISITION (Continued)

registration statement related expenses. These adjustments resulted in a reduction of goodwill which are included in the table above.

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

Developmental projects that reached technological feasibility were classified as developed and core technology, and the $200,000 value assigned to developed technology was capitalized to be amortized using the straight-line method over a weighted-average period of five years. Developmental projects that had not reached technological feasibility, and had no future alternative uses were classified as IPRD. The $8.5 million value allocated to projects that were identified as IPRD was charged to acquired in-process research and development in the accompanying consolidated statements of operations for the year ended December 31, 2004. The value assigned to IPRD comprises the following projects: 12V heterojunction bipolar transistor (“HBT”) power amplifiers ($1.5 million) and 28V HBT high power amplifiers ($7.0 million).

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

As part of the acquisition, the Company entered into a sublease with EiC Corporation for 28,160 square feet of space at their facility in Fremont, California. This sublease expired in December 2004 and converted into a month to month lease thereafter.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   GOODWILL AND INTANGIBLE ASSETS

In connection with the acquisition of the wireless infrastructure business and associated assets from EiC, the Company recorded $1.8 million of goodwill. This goodwill was based upon the values assigned to the transactions at the time they were announced in June 2004 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The changes in the carrying value of goodwill for the year ended December 31, 2004 are as follows (in thousands):

Fiscal year:
Balance as of December 31, 2003	$0
Purchased goodwill	1,817
Adjustments	(449)
Balance as of December 31, 2004	$1,368

Adjustments to goodwill subsequent to the acquisition date resulted primarily from $576,000 related to the termination settlement of the associated supply agreement with EiC recognized during our quarter ended December 31, 2004 partially offset by $126,000 of additional registration statement related expenses. $1.4 million is deductible for income tax purposes.

In addition to the closing consideration, EiC may be entitled to further consideration of up to $14.0 million in cash and shares of the Company’s common stock if certain revenue and gross margin targets are achieved by March 31, 2005 and March 31, 2006. If EiC receives such consideration, the amounts will be recorded as an increase to goodwill.

Intangible assets are recorded at cost, less accumulated amortization. Intangible assets as of December 31, 2004 consist of purchased technology of $200,000 less accumulated amortization of $20,000. Amortization is computed using the straight-line method over a weighted-average period of five years for purchased technology. The Company expects that annual amortization of acquired intangible assets to be as follows (in thousands):

Fiscal year:
2005	$40
2006	40
2007	40
2008	40
2009	20
Total amortization	$180

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   UNAUDITED PRO FORMA RESULTS OF OPERATIONS

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

	December 31,
	2004	2003
Net sales	$34,117	$28,936
Loss from operations	$(12,096)	$(23,682)
Net loss	$(3,892)	$(21,304)
Basic and diluted net loss per share	$(0.06)	$(0.37)
Basic and diluted average shares	60,397	56,835

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

7.   BORROWING ARRANGEMENTS

In December of 2000, the Company entered into a revolving credit facility (“Revolving Facility”) with a bank the terms of which were amended and restated in September 2003. Under the new terms, the Revolving Facility provides for a maximum credit extension of $20.0 million with a $15.0 million sub-limit to support letters of credit and matures on September 22, 2005. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at the Company’s option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires the Company to maintain certain financial ratios and contains limitations on, among other things, the Company’s ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission. The Company was in compliance with the covenants as of December 31, 2004. The Revolving Facility is secured by substantially all of the Company’s assets. As of December 31, 2004 and 2003, there were no outstanding borrowings under the Revolving Facility. The Company has letters of credit of $3.4 million outstanding as of December 31, 2004 against which no amounts have been drawn.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   OTHER LONG-TERM OBLIGATIONS

Long-term obligations, excluding amounts due within one year, consist of the following (in thousands):

	December 31,
	2004	2003
Environmental remediation (Note 11)	$69	$83
Capital lease obligations	—	15
Restructuring accrual (Note 13)	16,069	21,961
Deferred rent and deposits	726	686
Income tax contingency liability	—	10,490
Total	$16,864	$33,235

9.   STOCKHOLDERS’ EQUITY

On January 28, 2004, the Company completed a secondary offering of 2,000,000 shares of common stock at $5.75 per share, resulting in net proceeds of $10.1 million.

In March 2003, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $2.0 million of the Company’s common stock. In October 2003, the Board approved an additional $2.0 million to expand its existing share repurchase program increasing the total amount authorized to $4.0 million. Purchases under the stock repurchase program may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. During the year ended December 31, 2003, $2.8 million was utilized to purchase 1,340,719 shares of the Company’s common stock at a weighted average purchase price of $2.08 per share. All of the purchases were made on the Nasdaq National Market at prevailing open market prices using general corporate funds. The repurchases reduced the Company’s cash and interest income during the period and correspondingly reduced the number of the Company’s outstanding shares of common stock. This stock repurchase program ended as of the annual shareholder meeting on July 22, 2004. On July 27, 2004 the Company announced that its Board of Directors has authorized a new repurchase program of up to $2.0 million of the Company’s common stock. This new program was effective July 27, 2004 and replaces all previous repurchase programs. Under the new program, for the six months ended December 31, 2004, $920,000 was utilized to purchase 429,053 shares of the Company’s common stock at a weighted average purchase price of $2.12 per share.

During the year ended December 31, 2004, the Company modified two option agreements (to extend the option exercise period) resulting in $594,000 of severance expense which was recorded as selling and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2004 and an increase to additional paid-in capital in the accompanying consolidated balance sheet at December 31, 2004.

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

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   STOCKHOLDERS’ EQUITY (Continued)

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

On May 23, 2001, the Company’s 2001 Employee Stock Incentive Plan (the “Plan”) was adopted and approved by the Board and the Company’s stockholders. The Plan may grant incentive awards in the form of options to purchase shares of the Company’s common stock, restricted shares, common stock and stock appreciation rights to participants, which include employees which are not officers and directors of the Company and its affiliates and consultants to the Company and its affiliates. The total number of shares of common stock reserved and available for grant under the Plan is 2,000,000 shares. Shares subject to award under the Plan may be authorized and unissued shares or may be treasury shares. Stock options may include incentive stock options, nonqualified stock options or both, in each case, with or without stock appreciation rights.

The Company’s stock option plans (“Plans”) provide that options granted under the Plans will have a term of no more than 10 years. Options granted under the Plans have vesting periods ranging from two to four years. The provisions of the Plans provide that under certain circumstances, such as a change in control, the achievement of certain performance objectives, or certain liquidity events, the outstanding option may be subject to accelerated vesting. As of December 31, 2004 the number of shares available for future grants under the above plans was 3,852,572. Stock options may include incentive stock options, nonqualified stock options or both, in each case, with or without stock appreciation rights.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   STOCKHOLDERS’ EQUITY (Continued)

Activity under the stock option plans during 2004, 2003 and 2002 are set forth below:

		Weighted Average
	Shares	Exercise Price
2002
Granted (weighted average fair value of $1.43 per option)	3,480,000	$2.01
Exercised	(103,154)	$1.18
Cancelled	(3,048,970)	$1.93
At December 31:
Outstanding	15,264,659	$1.65
Exercisable	5,503,099	$1.49

		Weighted Average
	Shares	Exercise Price
2003
Granted (weighted average fair value of $2.02 per option)	1,470,000	$2.93
Exercised	(2,534,724)	$1.37
Cancelled	(1,771,901)	$1.50
At December 31:
Outstanding	12,428,034	$1.88
Exercisable	5,076,882	$1.66

		Weighted Average
	Shares	Exercise Price
2004
Granted (weighted average fair value of $2.19 per option)	3,046,500	$3.27
Exercised	(934,107)	$1.27
Cancelled	(813,031)	$0.98
At December 31:
Outstanding	13,727,396	$2.26
Exercisable	6,389,431	$2.03

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   STOCKHOLDERS’ EQUITY (Continued)

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average Years	Weighted		Average
	Number	of Remaining	Average	Number	Exercise
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Price
$0.01 to $0.01	157,595	9.1	$0.01	31,265	$0.01
$0.80 to $0.99	1,259,250	7.6	$0.80	610,250	$0.80
$1.37 to $1.91	6,383,601	5.1	$1.37	3,660,241	$1.37
$2.22 to $2.96	2,632,200	7.4	$2.75	1,142,800	$2.81
$3.34 to $4.86	2,587,500	9.4	$3.57	725,250	$3.57
$5.48 to $6.67	617,000	8.8	$5.95	153,250	$5.96
$9.75 to $12.94	76,700	5.9	$9.96	59,600	$9.86
$15.00 to $15.00	750	5.6	$15.00	375	$15.00
$26.75 to $26.75	12,800	5.8	$26.75	6,400	$26.75
$0.01 to $26.75	13,727,396	6.8	$2.26	6,389,431	$2.03

EMPLOYEE STOCK PURCHASE PLAN (“ESPP”)—In May 2001, the Company’s stockholders approved the adoption of the Company’s 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Up to 1,500,000 shares of Common Stock may be issued under the Purchase Plan. Under the plan, all eligible employees may purchase shares of the Company’s common stock at six-month intervals at 85% of fair market value (calculated in the manner provided under the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation. In fiscal 2004, 54,912 shares and 103,689 shares were issued under this plan at an average price of $3.25 and $1.97 for the plans ended April 2004 and October 2004, respectively. In fiscal 2002, 264,139 shares were issued under this plan at an average price of $0.86. The plan was suspended in the fourth quarter of 2002 due to the Fox Paine Acquisition Proposal (see Note 17) and was not reinstated until the fourth quarter of 2003, therefore there were no shares issued under the Employee Stock Purchase Plan in 2003. At December 31, 2004, 956,444 shares were available for future issuance under the plan.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   INCOME TAXES

The benefit from federal and state income taxes is as follows. Foreign income (loss) before income taxes was insignificant for all years.

	2004	2003	2002
	(in thousands)
Current:
Federal	$(7,674)	$(167)	$—
State	—	(480)	—
Total current	(7,674)	(647)	—
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total	$(7,674)	$(647)	$—

The tax benefit for 2004 of $7.7 million resulted from a revision of the Company’s estimated income tax contingency liability due to the receipt of the final assessment from the Internal Revenue Service related to the audit of the Company’s 1996 through 2000 tax returns. In 2003, The Company recorded a tax benefit of $647,000 related to an income tax refund of $480,000 from the State of Maryland as the result of amending the Company’s 1999 state tax return and an adjustment to the tax contingency liability of $167,000 for additional federal income tax refund determined after finalizing the 2002 carryback claim filed in the first quarter of 2003 and miscellaneous tax payments.

The differences between the effective income tax rate as applied to loss from operations and the statutory federal income tax rate are as follows:

	2004	2003	2002
Statutory federal tax rate	(35.0)%	(35.0)%	(35.0)%
Foreign sales benefit	—	(2.3)	(1.1)
Research and development credit	(3.1)	(3.2)	(2.5)
State taxes, net of federal tax benefit	(5.7)	(5.7)	(5.7)
Non-qualified options exercised	(6.0)	(8.5)	—
Other	0.3	(2.0)	0.9
Tax reserve no longer required	(45.8)	—	—
Change in valuation allowance	49.5	52.2	43.4
Effective tax rate	(45.8)%	(4.5)%	(0.0)%

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   INCOME TAXES (Continued)

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

	2004	2003
Net operating loss	$14,498	$18,925
Restructuring accrual	7,913	11,628
Fixed assets—depreciation	1,695	(4,847)
Accounts receivable valuation	32	8
Inventory valuation	996	1,051
Capitalized research and development	8,528	2,700
Tax credits	8,631	4,868
Employee benefit related accruals	492	515
Non-deductible amortization	1,034	1,186
Other	290	374
Total deferred tax assets	44,109	36,408
Valuation allowance	(44,109)	(36,408)
Total deferred tax assets	$—	$—
Income tax contingency liability	$1,946	$10,490

As of December 31, 2004, the Company had $1,709,000 in federal minimum tax credit carryforwards which are available indefinitely. The Company also had R&D tax credit carryforwards of $4,512,000 which begin to expire in 2012. Additionally, the Company had state tax credit carryforwards of $1,977,000 which start to expire in 2009.

At December 31, 2004 the Company had $34,150,000 of federal net operating loss carryforwards which will expire beginning in 2023. The Company also had state net operating loss carryforwards of $44,268,000 which begin to expire in 2013.

Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, the Company’s ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such an ownership change. Such a limitation could result in the expiration of carry forwards before they are utilized.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases its corporate headquarters and manufacturing facilities under various non-cancelable operating leases expiring through January, 2011. See Note 13 for a discussion of restructuring charges recorded related to these leases.

Minimum lease commitments as of December 31, 2004 under noncancellable leases are as follows (in thousands):

Operating Leases
Lease payments:
2005	$4,309
2006	4,415
2007	4,085
2008	4,240
2009	4,401
Remaining years	3,240
Total	$24,690

Rent expense in 2004, 2003 and 2002 was $3.2 million, $3.1 million and $2.8 million, respectively.

The Company subleases to third parties approximately 31,800 square feet of its abandoned leased space under noncancellable operating leases expiring through January, 2008. This sublease income is incorporated in the restructuring charges related to our lease loss accruals.

Minimum sublease income commitments as of December 31, 2004 under noncancellable leases are as follows (in thousands):

Operating Leases
Sublease rental income:
2005	$290
2006	216
2007	218
2008	15
2009	—
Remaining years	—
Total	$739

Sublease rental income earned in 2004, 2003 and 2002 was $759,000, $965,000 and $691,000, respectively.

Environmental Remediation

Our current operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of and exposure to hazardous materials, the release of pollutants into the environment

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   COMMITMENTS AND CONTINGENCIES (Continued)

and the remediation of contamination. The Company has an accrued liability of $175,000 as of December 31, 2004 to offset estimated program oversight, remediation actions and record retention costs. Expenditures charged against the provision totaled $14,000, $11,000 and $4,000 in 2004, 2003 and 2002, respectively.

The Company continues to be in compliance with the remedial action plans being monitored by various regulatory agencies at its former Palo Alto and Scotts Valley sites. The Company has entered into funded fixed price remediation contracts and obtained cost-overrun and unknown pollution conditions insurance coverage. The Company believes that it is remote that it would incur any liability beyond which it has recorded. The Company does ultimately retain responsibility for these environmental liabilities and in the unlikely event that the environmental firm and the insurance company do not meet their obligations.

With respect to our remaining current or former production facilities, to date either no contamination of significance has been identified or reported to us or the regulatory agency involved has granted closure with respect to the identified contamination. Nevertheless, we may face environmental liabilities related to these sites in the future.

Indemnification

As part of the Company’s normal ongoing business operations and consistent with industry practice, the Company enters into numerous agreements with other parties, which apportion future risks among the parties to the transaction or relationship governed by the agreements. One method of apportioning risk is the inclusion of provisions requiring one party to indemnify the other against losses that might otherwise be incurred by the other party in the future. Many of the Company’s agreements contain an indemnity or indemnities that require us to perform certain acts, such as remediation, as a result of the occurrence of a triggering event or condition. The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain IP rights, specified environmental matters, and certain income taxes. In each of these circumstances, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company.

The nature of these numerous indemnity obligations are diverse and each has different terms, business purposes, and triggering events or conditions. Consistent with customary business practice, any particular indemnity obligation incurred is the result of a negotiated transaction or contractual relationship for which we have accepted a certain level of risk in return for a financial or other type of benefit. In addition, the indemnities in each agreement vary widely in their definitions of both triggering events and the resulting obligations contingent on those triggering events. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material effect on

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   COMMITMENTS AND CONTINGENCIES (Continued)

the Company’s business, financial condition or results of operations and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

As permitted under Delaware law, the Company has agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that reduces its exposure and enables it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Other Contingencies

In addition to the above matters, the Company is involved in various legal actions which arose in the ordinary course of its business activities. Management does not currently believe that the final resolution of these matters will ultimately have a material impact on the Company’s results of operations or financial position.

12.   EMPLOYEE BENEFIT PLANS

The Company has an Employees’ Investment 401(k) Plan that covers substantially all employees and provides that the Company match employees’ salary deferrals up to 3% of eligible employee compensation. The amounts charged to operations were $391,000, $359,000 and $407,000 in 2004, 2003 and 2002, respectively.

13.   RESTRUCTURING CHARGES

Fourth Quarter 2002 Restructuring Plan

Over the course of 2002, the Company began to design and manufacture semiconductors utilizing other manufacturing technologies. The Company believed that this approach was required in order to continue to offer competitive products and expects that a greater number of its future products would be developed in this fashion. The Company at that time believed that this business strategy offered considerable other advantages such as allowing it to focus its resources on product development and marketing, minimizing capital expenditures, reducing operating expenses, allowing it to continue to offer competitive pricing, reducing time to market, reducing technology and product risks and facilitating the migration of the Company’s products to new process technologies, which reduce costs and optimize performance. On December 17, 2002, the Company’s Board of Directors approved a plan to completely outsource the Company’s internal wafer fabrication within one year and close its own wafer fabrication facility (the “fab closure”).

Lease Loss—The fab closure would have resulted in additional excess space of approximately 35,000 square feet for which the Company would have had a remaining two year commitment after the anticipated fab closure. The original decision resulted in a lease loss of $4.3 million, comprised of future lease payments net of broker commissions and other facility costs. In determining this estimate, the

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   RESTRUCTURING CHARGES (Continued)

Company made certain assumptions with regards to its ability to sublease the space in line with the Company’s best estimate of current market conditions.

During the fourth quarter of 2003 the Company decided that additional time would be needed to effect the complete outsourcing of its internal wafer fabrication due to an unplanned increase in near-term product demand and additional qualification procedures associated with outsourced wafer fabrication. The Company planned to continue to operate its fab through April 2004. As such, the additional four months of rent and facility costs would be incurred as an operating expense resulting in an approximate $364,000 reduction in the lease loss accrual.

During the second quarter of 2004, the Company delayed the closure of its internal wafer fabrication facility (“fab”) for a minimum of three additional months to assess the integration of the EiC acquisition (see Note 4) into its existing operations which resulted in an approximate $430,000 reduction in its lease loss accrual. During the third quarter of 2004, the Company decided to not close its fab as the Company believes that integrating the newly acquired fab from EiC with its pre-existing fab will offer the Company certain benefits over outsourcing the pre-existing fab. As such, the Company reversed the remainder of this lease loss accrual of $3.6 million.

Workforce reduction—As a result of the originally planned fab closure, approximately 10% of the Company’s workforce (20 employees) would have been eliminated, which would have resulted in severance payments of $279,000 during 2004. The Company ultimately paid out $194,000 of the accrued severance to terminated employees. The remaining accrual of $85,000 was reversed upon the Company’s decision not to close the fab.

Impairment of Long Lived Assets—Assets to be held and used—The decision to utilize the Company’s internal wafer fabrication equipment and related leasehold improvements for only one more year triggered an impairment under SFAS No. 144. Management measured the recoverability of these assets through a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets over their remaining year of life. As such, the carrying value of these assets were written down to the estimated future cash flows that are directly associated with and that were expected to arise as a direct result of the use and eventual disposition of these assets. Management estimated the future cash flows using a traditional present value approach based on management’s assumptions regarding the intended use of these assets consistent with the Company’s budget and projections as well as the planned eventual disposition of the asset group through sale. Management estimated the disposition value of these assets after consideration of several factors including the condition and management’s intended use of the equipment, offers made for similar equipment the Company intended to sell and the results of an independent third party appraisal. Management employed a risk-free interest rate commensurate with the Company’s size, capital structure and stock volatility in relation to the overall market. This action resulted in a $4.2 million asset impairment charge in 2002.

Third Quarter 2002 Restructuring Plan

As a result of the prolonged downturn in the telecommunications industry and the uncertainty as to when the telecommunications equipment market will recover, in July 2002 the Company announced a workforce reduction and its second restructuring program in the previous two years.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   RESTRUCTURING CHARGES (Continued)

Workforce reduction—Approximately 22% of the Company’s workforce (50 employees) was eliminated, which resulted in severance payments of $507,000 during the third quarter of 2002.

During the first quarter of 2003, it was determined that one of the employees slated to be terminated would instead be retained for another position. As such, $21,000 of the third quarter 2002 restructuring charge was reversed in 2003.

Lease Loss—In the third quarter of 2002, the Company decided to abandon a portion of its leased facility based on revised anticipated demand for its products and current market conditions. This excess space, for which the Company has a remaining eight year commitment, is located on the first floor of the Company’s current corporate headquarters and originally housed a portion of the Company’s optics and integrated assemblies manufacturing operations. This decision has resulted in a lease loss of $10.6 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge of $3.2 million for tenant improvements deemed no longer realizable. In determining this estimate, the Company made certain assumptions with regards to its ability to sublease the space and reflected offsetting assumed sublease income in line with the Company’s best estimate of current market conditions.

During the fourth quarter of 2002, based on a continuing deterioration in the real estate market and difficulties subleasing its available space, the Company revised its assumptions regarding sublease occupancy rates and market rates downward resulting in an additional lease loss of $674,000.

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

During the third quarter of 2004, after reviewing current information regarding reduced facility operating costs (predominantly building maintenance costs), the Company revised its lease loss assumptions resulting in a reversal of $377,000 of the lease loss.

As of December 31, 2004, the maximum potential amount of the lease loss for this property is $8.5 million which is partially offset by $162,000 of estimated sublease income.

Impairment of Long Lived Assets:

Assets held for sale—Due to the prolonged downturn in the telecommunications industry, especially related to the Company’s fiber optics products, management made a decision during the third quarter of 2002 to exit the fiber optics business after current contractual obligations have been satisfied. This decision resulted in a significant overcapacity of certain manufacturing equipment and the Company initiated a plan to sell this equipment. The Company’s excess capacity resulted in a total charge of $3.9 million related to these assets. Assets to be held for sale were measured at the lower of carrying amount or fair value less cost to sell. Management determined fair market value after consideration of several factors including the condition of the equipment, offers made by potential buyers of the equipment and the results of an independent third party appraisal. The majority of these impaired assets were sold in the fourth quarter of 2002.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   RESTRUCTURING CHARGES (Continued)

During the fourth quarter of 2003, management determined that the remaining assets held for sale could not be sold. As such, the assets were scrapped resulting in an additional charge of $151,000.

Assets to be held and used—During the third quarter of 2002, management identified manufacturing equipment exclusively supporting certain in-warranty optics and fixed wireless products as well as manufacturing equipment supporting final orders for certain other optics and fixed wireless products and determined that the estimated future undiscounted cash flows did not support the carrying value of these assets. As such, the carrying value of these assets was written down to the estimated future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of these assets, which management determined after consideration of several factors including the condition and management’s intended use of the equipment, offers made for similar equipment the Company intended to sell and the results of an independent third party appraisal. This action resulted in a $200,000 asset impairment charge.

Third Quarter 2001 Restructuring Plan

Lease Loss and Leasehold Impairment—In September 2001, the Company decided to abandon a leased facility based on revised anticipated demand for its products and current market conditions. This excess facility, for which the Company had a ten year commitment, is located adjacent to the Company’s current corporate headquarters and was originally developed to house additional administrative and corporate offices to accommodate planned expansion. This decision resulted in a lease loss of $7.2 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge of $2.6 million on tenant improvements deemed no longer realizable. In determining this estimate, the Company made certain assumptions with regards to its ability to sublease the space and reflected offsetting assumed sublease income in line with the Company’s best estimate of current market conditions.

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

During the third quarter of 2004, after reviewing current information regarding continuing deterioration in the real estate market, difficulties subleasing its available space and increasing facility operating costs, the Company revised its lease loss assumptions resulting in $538,000 of additional lease loss.

As of December 31, 2004, the maximum potential amount of the lease loss for this property is $12.2 million which is partially offset by $739,000 of minimum sublease income commitments under noncancellable sublease rental agreements and $357,000 of estimated sublease income.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   RESTRUCTURING CHARGES (Continued)

The following table summarizes restructuring accrual activity recorded during the years 2001 though 2004 (in thousands):

	Q3 2001 Restructuring	Q3 2002 Restructuring Plan			Q4 2002 Restructuring Plan
	Plan	Workforce		Asset	Workforce		Asset
	Lease Loss	Reduction	Lease Loss	Impairment	Reduction	Lease Loss	Impairment	Total
Q3 2001 charge to expense	$9,797	$—	$—	$—	$—	$—	$—	$9,797
Non-cash charges(1)	(2,503)	—	—	—	—	—	—	(2,503)
Cash payments	(463)	—	—	—	—	—	—	(463)
Balance at December 31, 2001	6,831	—	—	—	—	—	—	6,831
Q3 2002 charge to expense	—	507	13,841	4,087	—	—	—	18,435
Q4 2002 charge to expense	—	—	—	—	279	4,285	4,277	8,841
2002 additional charge	6,283	—	674	—	—	—	—	6,957
Non-cash charges(2)	(22)	—	(2,930)	(4,087)	—	—	(4,277)	(11,316)
Cash payments	(1,002)	(437)	(290)	—	—	—	—	(1,729)
Balance at December 31, 2002	12,090	70	11,295	—	279	4,285	—	28,019
2003 additional charge (credit)	203	(21)	(23)	151	—	(364)	—	(54)
Non-cash charges	—	—	(15)	(151)	—	—	—	(166)
Cash payments	(782)	(49)	(1,316)	—	(26)	—	—	(2,173)
Balance at December 31, 2003	11,511	—	9,941	—	253	3,921	—	25,626
2004 additional charge (credit)	538	—	(377)	—	(85)	(3,921)	—	(3,845)
Non-cash charges	12	—	30	—	—	—	—	42
Cash payments	(1,003)	—	(1,233)	—	(168)	—	—	(2,404)
Balance at December 31, 2004	$11,058	$—	$8,361	$—	$—	$—	$—	$19,419

(1)    Non-cash charges related to the Q3 2001 Restructuring Plan lease loss represents $2.5 million of tenant improvements deemed no longer realizable.

(2)    Non-cash charges related to the Q3 2002 Restructuring Plan lease loss represents $3.2 million of tenant improvements deemed no longer realizable net of a $310,000 write-off of accrued deferred rent.

Of the accrued restructuring charge at December 31, 2004, the Company expects $3.3 million of the lease loss to be paid out over the next twelve months. As such, this amount is recorded as a current liability and the remaining $16.1 million to be paid out over the remaining life of the lease of approximately six years is recorded as a long-term liability.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   GUARANTEES

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the company’s products. Such warranty generally ranges from 12 to 24 months. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The Company estimates the cost of warranty based on the warranty period for the product, the historical field return rates for a given product or family of products and the average cost required to repair or replace the product. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods. Components of the reserve for warranty costs during 2004 and 2003 consisted of the following (in thousands):

	December 31,
	2004	2003
Beginning balance	$36	$54
Additions related to current period sales	74	36
Warranty costs incurred in the current period	(58)	(48)
Adjustments to accruals related to prior period sales	2	(6)
Ending balance	$54	$36

15.   BUSINESS SEGMENT REPORTING

In 1997, the Company adopted SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” As an integrated products provider, the Company currently has one reportable segment. The Company’s Chief Operating Decision Maker (“CODM”) is the CEO. While the Company’s CODM monitors the sales of various products, operations are managed and financial performance evaluated based upon the sales and production of multiple products employing common manufacturing and research and development resources; sales and administrative support; and facilities. This allows the Company to leverage its costs in an effort to maximize return. Management believes that any allocation of such shared expenses to various products would be impractical, and currently does not make such allocations internally.

The CODM does, however, monitor sales by products at a more detailed level than those depicted in the Company’s historical general purpose financial statements as follows (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Semiconductor and RFID	$29,808	$20,246	$19,214
Wireless Integrated Assemblies	2,258	6,307	14,697
Fiber optic	270	12	6,245
Total	$32,336	$26,565	$40,156

On May 14, 2003, the Company completed the sale of its Thin-Film product line to M/A-COM, a unit of Tyco Electronics previously announced in December, 2002. The sale included equipment, inventory, intellectual property, training and services. The Company received total proceeds of $1.8 million and

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   BUSINESS SEGMENT REPORTING (Continued)

recorded a net gain of $1.1 million as other income in the accompanying financial statements for 2003. The Company had initially received an advance payment on this agreement of $272,000 in 2002 which was included as accrued liabilities in the Company’s consolidated balance sheets. That advance payment is now recognized as part of the $1.8 million of proceeds during 2003. The Thin-Film product line contributed $855,000 and $3.2 million to our semiconductor sales in 2003 and 2002, respectively.

The Company believes it is more meaningful in terms of concentration of risk to combine the sales to manufacturing subcontractors with the end customer who ultimately controls product demand. Sales to individual customers representing greater than 10% of Company consolidated sales during at least one of the past three years are as follows (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Lucent Technologies, Inc.(1)	$2,233	$6,047	$10,055
Nortel Networks	—	—	5,098
Celestica	3,768	1,347	230
Richardson Electronics Ltd.(2)	16,681	12,440	9,800

(1)          Includes sales to Lucent Technologies, Inc. and sales to its manufacturing subcontractors.

(2)          Richardson Electronics Ltd. is the sole worldwide distributor of the Company’s complete line of RF semiconductor products.

Sales to unaffiliated customers by geographic area are as follows (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
United States	$20,904	$17,987	$26,574
Export Sales from United States:
Europe	2,435	2,658	5,888
Canada	969	1,280	3,924
China	3,800	1,848	1,231
Other	4,228	2,792	2,539
Total	$32,336	$26,565	$40,156

Long-lived assets located outside of the United States are insignificant.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   LOSS PER SHARE CALCULATION

Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods. The net loss per share calculation is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net loss (numerator)	$(9,081)	$(14,310)	$(51,435)
Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	60,397	56,835	56,291
Basic and diluted net loss per share from operations	$(0.15)	$(0.25)	$(0.91)

For the years ended December 31, 2004, 2003 and 2002, the incremental shares from the assumed exercise of 13,727,396, 12,428,034 and 15,264,659 stock options, respectively, and 158,601 and 264,139 shares for the years ended December 31, 2004 and 2002, respectively, related to contributions under the Employee Stock Purchase Plan for pending purchases were not included in computing the dilutive per share amounts because operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive. The Employee Stock Purchase Plan was suspended due to the pending resolution of the Fox Paine Acquisition Proposal (see Note 17) and was not reinstated until the fourth quarter of 2003 and therefore there were no shares related to contributions under the Employee Stock Purchase Plan as of December 31, 2003 and 2002.

17.   RELATED PARTY TRANSACTIONS

On January 31, 2000, the Company entered into a management agreement with Fox Paine & Company, LLC (“Fox Paine”). Fox Paine was the majority stockholder in the Company at that time. Under that agreement, the Company would pay Fox Paine a management fee in the amount of 1% of the prior year’s income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (losses) of minority investments, calculated without regard to the fee. Due to the Company’s loss incurred in 2003, 2002 and 2001, no management fee was paid to Fox Paine for the year ended December 31, 2004, 2003 and 2002, respectively. In exchange for its management fee, Fox Paine assists the Company with its strategic planning, budgets and financial projections and helps the Company identify possible strategic acquisitions and to recruit qualified management personnel. Fox Paine also helps develop and enhance customer and supplier relationships on behalf of the Company and consults with management on various matters including tax planning and public relations strategies, economic and industry trends and executive compensation. In connection with this agreement, the Company has agreed to indemnify Fox Paine against various liabilities that may arise as a result of the management services it will perform. The Company has also agreed to reimburse Fox Paine for its expenses incurred in providing these services. The Company paid Fox Paine $108,000, $6,000 and $82,000 for the reimbursement of expenses incurred by Fox Paine in 2004, 2003 and 2002, respectively. The Company also paid Fox Paine $700,000 in July of 2004 for investment banking services rendered in connection with the EiC Acquisition that was completed on June 18, 2004 (see Note 4).

In September 2002 the Company announced the receipt of a proposal from Fox Paine to acquire all of the shares of the Company’s common stock held by unaffiliated stockholders (the “Acquisition Proposal”).

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   RELATED PARTY TRANSACTIONS (Continued)

Fox Paine and its affiliates own approximately 64% of the Company’s outstanding shares or 37.0 million shares of a total of 57.7 million shares outstanding as of December 31, 2003. The Company’s Board of Directors formed a special committee composed of two independent directors not affiliated with Fox Paine (the “Special Committee”) to review the Acquisition Proposal. On March 27, 2003, Fox Paine withdrew its Acquisition Proposal. In 2003 and 2002, the Company incurred $680,000 and $509,000, respectively, of costs and expenses related to the Acquisition Proposal.

18.   SUBSEQUENT EVENTS

On January 28, 2005 (the “Closing Date”), WJ Communications, Inc (the “Company”) completed its acquisition of Telenexus, Inc. (“Telenexus”). Pursuant to an Agreement and Plan of Merger, dated January 19, 2005 (the “Merger Agreement”), by and between the Company, WJ Newco, LLC (the “WJ Sub”), Telenexus and Richard J. Swanson, Wilfred K. Lau, David Fried, Kurt Christensen and Mark Sutton (together, the “Shareholders”), Telenexus merged with and into the WJ Sub (the “Merger”) effective on January 29, 2005. The WJ Sub was the survivor in the Merger and is a wholly-owned subsidiary of the Company. Telenexus designs, develops, manufactures and markets radio frequency identification (“RFID”) reader products for a broad range of industries and markets. By virtue of the Merger, the Company purchased through the WJ Sub all of the assets necessary for the conduct of the RFID business of Telenexus, consisting primarily of, and including, but not limited to RFID modules, baseband processing algorithm technology, applications software and realizations of several reader product designs. The consideration paid by the Company on the Closing Date to the Shareholders (the “Closing Consideration”) in connection with the Merger consisted of cash in the amount of $3.0 million, which was paid out of the Company’s cash reserves on the Closing Date, and 2,333,333 shares of the Company’s Common Stock (the “Shares”) valued at $8.2 million at the Closing Date. Of the Closing Consideration, cash in the amount of $0.5 million and 333,333 shares of the Company’s Common Stock are being held in escrow with respect to any indemnification matter under the Merger Agreement. In addition to the Closing Consideration, the Shareholders may be entitled to further compensation of up to $5.0 million in cash and shares of the Company’s Common Stock if the Company achieves certain revenue targets by July 28, 2006 (together with the Closing Consideration, hereinafter referred to as the “Consideration”). The fair value of the Company’s common stock was determined based on the average closing price per share of the Company’s common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (January 31, 2005). Two of the Shareholders, Richard J. Swanson and Wilred K. Lau also entered into three-year employment agreements with the Company.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Three Months Ended
	March 28,	June 27,	Sept. 26,	Dec. 31,
	2004	2004	2004	2004
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$7,071	$8,414	$8,929	$7,921
Cost of goods sold	3,195	3,308	4,536	4,240
Gross profit	3,876	5,106	4,393	3,681
Operating expenses:
Acquired in-process research and development(1)	—	8,500	—	—
Research and development	4,057	4,085	4,308	4,594
Selling and administrative	2,834	2,941	3,512	3,167
Amortization of deferred stock comp	58	63	57	65
Restructuring reversals(2)	—	(430)	(3,416)	—
Total operating expenses	6,949	15,159	4,461	7,826
Loss from operations	(3,073)	(10,053)	(68)	(4,145)
Interest income	166	155	167	195
Interest expense	(25)	(28)	(20)	(32)
Other income—net	—	—	—	5
Income (loss) from operations before income taxes	(2,932)	(9,926)	79	(3,977)
Income tax benefit	6,542	—	1,133	—
Net income (loss)	$3,610	$(9,926)	$1,212	$(3,977)
Basic net income (loss) per share	$0.06	$(0.16)	$0.02	$(0.07)
Basic average shares	59,396	60,254	60,908	60,968
Diluted net income (loss) per share	$0.05	$(0.16)	$0.02	$(0.07)
Diluted average shares	67,476	60,254	65,913	60,968

(1)    During 2004, $8.5 million of the purchase price for the acquisition of the wireless infrastructure business and associated assets from EiC was allocated to acquired in-process research and development expense (“IPRD”). Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and have no future alternative use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. The IPRD charge related to the EiC acquisition which was made up of two projects:  12V heterojunction bipolar transistor (“HBT”) power amplifiers and 28V HBT high power amplifiers which had an assigned value of $1.5 million and $7.0 million, respectively. The value of these projects was determined by estimating the discounted net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project. The nature of the efforts to develop the acquired in-process research and development into commercially viable products principally relates to the completion of all prototyping and testing activities that are necessary to establish that the product can meet its design specification including function, features and technical performance requirements. Therefore, the amount allocated to in-process research and development has been charged to operations.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

QUARTERLY FINANCIAL DATA—UNAUDITED (Continued)

(2)    During the second quarter of 2004, the Company delayed the closure of its internal wafer fabrication facility (“fab”) for a minimum of three months to assess the integration of the EiC acquisition into its existing operations which resulted in an approximate $430,000 reduction in its lease loss accrual.  During the third quarter of 2004, the Company decided to not close its fab as the Company believes that integrating the newly acquired fab from EiC with its pre-existing fab will offer the Company certain benefits over outsourcing the pre-existing fab. As such, the Company reversed the remainder of this lease loss accrual of $3.6 million. Also during the third quarter of 2004, the Company revised its lease loss assumptions for its other facilities based on reductions in sublease occupancy rates and current facility costs. As such the Company accrued $161,000 of additional lease loss.

	Three Months Ended
	March 30,	June 29,	Sept. 28,	Dec. 31,
	2003	2003	2003	2003
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$7,691	$5,484	$6,903	$6,487
Cost of goods sold	4,798	3,571	3,928	3,198
Gross profit	2,893	1,913	2,975	3,289
Operating expenses:
Research and development	4,468	4,281	4,200	3,857
Selling and administrative	2,712	2,687	2,198	2,613
Amortization of deferred stock comp	35	20	19	43
Recapitalization merger(3)	736	35	2	(93)
Restructuring reversal	(21)	—	—	(33)
Total operating expenses	7,930	7,023	6,419	6,387
Loss from operations	(5,037)	(5,110)	(3,444)	(3,098)
Interest income	218	195	167	175
Interest expense	(12)	(38)	(23)	(44)
Other income (expense)—net(4)	11	1,084	(4)	3
Loss from operations before income taxes	(4,820)	(3,869)	(3,304)	(2,964)
Income tax benefit	631	16	—	—
Net loss	$(4,189)	$(3,853)	$(3,304)	$(2,964)
Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.06)	$(0.05)
Basic and diluted shares used to calculate net loss per share	56,516	56,354	56,698	57,723

(3)    The Company’s 2003 recapitalization merger expense is a non-recurring expenditure comprised of expenses incurred by the special committee to our Board of Directors to review a proposal from an affiliate, Fox Paine & Company LLC to acquire all of the shares of the Company’s common stock held by unaffiliated stockholders. In 2003, Fox Paine & Company LLC withdrew its proposal.

(4)    During the second quarter of 2003, the Company completed the sale of its Thin-Film product line to M/A-COM, a unit of Tyco Electronics previously announced in December, 2002. The sale included equipment, inventory, intellectual property, training and services. The Company received total proceeds of $1.8 million and recorded a net gain of $1.1 million as other income. The Company had initially received an advance payment on this agreement of $272,000 in 2002 which was included as accrued liabilities in the Company’s consolidated balance sheets. That advance payment is now recognized as part of the $1.8 million of proceeds during 2003.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9a.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

The “Report of Management” regarding management’s assessment of our internal control over financial reporting and the related attestation “Report of Independent Registered Public Accounting Firm” by our independent registered public accounting firm, Deloitte & Touche, LLP is set forth in Part II Item 8 on pages 59 and 61 of this Annual Report on Form 10-K, which are incorporated herein by reference.

Changes in Internal Controls

We have evaluated our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), and there have been no changes in our internal control over financial reporting during the most recent fiscal quarter, other than as described below, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On October 14, 2004, prior to the filing of our Form 10-Q for the quarter ended September 26, 2004, our audit committee was advised by Deloitte & Touche LLP, our independent registered public accounting firm, that during their performance of review procedures related to our unaudited interim financial statements for the quarter ended September 26, 2004 they identified a “material weakness” in our internal controls over financial reporting, as defined in Public Company Accounting Oversight Board (“PCAOB”), Auditing Standard No. 2. As defined by the PCAOB, a material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weakness related to a failure to record an accounting entry for a material severance charge resulting from the modification of two option agreements on September 10, 2004 (extension of the option exercise period). The entry was subsequently recorded in the appropriate period and was included in our unaudited interim financial statements for the quarter ended September 26, 2004.

We fully remediated this material weakness in the fourth quarter of 2004 by strengthening our disclosure control procedures to ensure that all information relevant to our financial reporting resulting from any decisions made or resolutions enacted by our Board of Directors and its committees is communicated to our Principal Accounting Officer (Corporate Controller) or other financial personnel with a sufficient understanding of accounting principles generally accepted in the United States of America to ascertain any potential effect on our financial statements in the appropriate reporting period. Specifically, we took steps to establish a written communications policy with our board of directors and add this item to our financial statement preparation checklist.  We believe these remedial actions have corrected the material weakness and strengthened our internal control over financial reporting.

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

Item 9b.                 OTHER INFORMATION

None.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about our directors and executive officers:  (ages are as of March 21, 2005)

Name	Age	Position
Michael R. Farese, Ph.D.	58	President, Chief Executive Officer and Director
W. Dexter Paine, III	44	Chairman of the Board
Liane J. Pelletier	47	Director
Bruce W. Diamond	45	Director
Dag F. Wittusen	60	Director
Michael E. Holmstrom	62	Director
Jack G. Levin	57	Director
Catherine P. Lego	48	Director
Jan Loeber	61	Director
Ephraim Kwok	50	Senior Vice President—Chief Financial Officer
Javed S. Patel	49	Senior Vice President—Sales and Marketing
Thomas R. Kritzer	51	Senior Vice President—Corporate Development
Neil Morris, Ph.D.	46	Chief Technology Officer
Ronald N. Buswell	56	Senior Vice President—Marketing and Product Line Management
James A. Mravca	43	Senior Vice President—Strategic Marketing and New Business Development
Robert J. Bayruns	47	Vice President—Engineering
Rainer N. Growitz	49	Vice President—Finance and Secretary
David R. Pulvino	45	Corporate Controller—Principal Accounting Officer

Directors of the Company

Michael R. Farese, Ph.D. was appointed as President and Chief Executive Officer and a director of WJ Communications in March 2002. Dr. Farese has the strategic and overall operating responsibility for building WJ Communications into a leading provider of semiconductors and IC’s for the wireless and wireline communications industry. Dr. Farese has over thirty years of broad based telecommunications industry experience including an extensive background in cellular and wireless subscriber equipment. Prior to joining WJ Communications, Dr. Farese held numerous senior management positions including President & CEO, Tropian Inc., Vice President & General Manager-Global Personal Networks, Motorola, Vice President & General Manager-American Business Group, Ericsson, Vice President, Product Planning & Strategy, Nokia, Executive Director-Business Systems, IT&T and Division Manger-Networks Business Systems, AT&T. Dr. Farese received a B.S. degree in electrical engineering from Rensselaer Polytechnic Institute, a M.S. degree in electrical engineering from Princeton University and a Ph.D. in electrical engineering from Rensselaer. Dr. Farese is also a member of the Board of Directors of Communications Intelligence Corp. (NasdaqSC: CICI).

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

Liane J. Pelletier, a director since October 2003, Ms. Pelletier serves as Chief Executive Officer and President of Alaska Communications Systems (ACS). Prior to joining ACS Ms. Pelletier was with Sprint Corporation for 17 years, most recently as a member of the Executive Management Committee and Chief Integration Officer. For the three years prior to that appointment, Ms. Pelletier served as Senior Vice President, Corporate Strategy & Business Development. Ms. Pelletier also served as a Vice President in a wide variety of departments, including corporate strategy, customer acquisition and retention, and marketing positions to both business and consumer customers. She has worked with all major facets of Sprint’s product offerings, including wireless, long distance, and local service. Before joining Sprint, she worked as a consultant at Touche Ross and Temple, Barker, Sloane. Ms. Pelletier has an MBA from M.I.T. and B.A. from Wellesley College.

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

Dag F. Wittusen, a director since July 2003, has over thirty years of financing and investment banking experience. He was recently appointed Executive Vice President and Special Advisor of Kvaerner ASA, a public company located in Oslo, Norway. From 1996 to 2005 Mr. Wittusen was a senior executive with the Oslo based Aker ASA group of companies, encompassing several public companies and also related to Kvaerner. Prior to joining the Aker group, he was co-founder and managing partner of Orkla Finans AS, Oslo based investment bank. Mr. Wittusen previously served as Senior Vice President of Eksportfinans, Oslo,  and on the staff of the World Bank, Washington, D.C. He received a B.A. degree with Honors in Political Science and Economics from Brown Unversity and an M.P.A. in International Economics from Princeton University. Mr.Wittusen resides in Oslo, Norway.

Michael E. Holmstrom, a director since July 2004, has over 35 years financial experience in the telecommunications industry. Most recently Mr. Holmstrom was at Elektryon Inc. where he served as President until March 2002. Prior to joining Elektryon as Chief Financial Officer in 2000, Mr. Holmstrom served as Senior Vice President and Chief Financial Officer at Alaska Communications Systems Group beginning in 1999. From 1998 to 1999 Mr. Holmstrom was Chief Financial Officer for Atlantic Tele-Network in the U.S. Virgin Islands. From 1996 to 1998 he was the Chief Operating Officer for Spectrum Network Systems, Ltd. in Sydney, Australia. Prior to 1996, Mr. Holmstrom held numerous senior management and consulting positions including Vice President of Unregulated Operations, Chief Financial Officer and then President of CP National Corporation, Executive-in-Residence professor of business strategy at Texas A&M University, Vice President of Financial and Business Planning at Pacific Telecom, and Vice President of Finance at Alascom, Inc. Mr. Holmstrom has a B.S. in Business Administration from Gannon University.

Jack G. Levin, a director since July 2004, Mr. Levin was the Chief Operation Officer with Fox Paine and Company from February 2004 through March 15, 2005. Prior to joining Fox Paine, Mr. Levin was a founder and managing member of Kalkhoven, Pettit and Levin Ventures, LLC, a venture capital firm focused on the fiber optic and telecommunications industry. Mr. Levin was also a partner of, and Director of Legal and Regulatory Affairs for, Montgomery Securities until 1999. During his 17 years at Montgomery Securities (and it’s successor firm, Banc of America Securities, LLC), Mr. Levin was an active member of the investment banking commitment committee, the investment committees of the firm’s venture capital partnerships and the managing partner of MontWest Capital Partners, a joint venture of Montgomery Securities and Westinghouse Financial Corporation, established to do leveraged buyouts. Mr. Levin attended Amherst College (A.B., Political Science, Cum Laude, Woodruff Fellowship Award, 1969) and the Columbia University School of Law, (J.D., Harlan Fiske Stone Scholar, 1973). Mr. Levin is a retired member of the Bar of the State of New York.

Catherine P. Lego, a director since October 2004, Ms. Lego is currently Managing Partner of The Photonics Fund which is focused on investing in early stage component, module and systems companies in the fiber optic telecommunications market. Ms. Lego also currently sits on the Board of Directors of SanDisk Corp and private photonics company K2 Optronics. Prior to forming The Photonics Fund, Ms. Lego provided consulting services to early stage electronic companies at Lego Ventures and was a General Partner at Oak Investment Partners. Prior to Oak Investment Partners, Ms. Lego was a CPA with Coopers and Lybrand. She received her M.S. from NY University School of Business and her B.A. from Williams College

Jan Loeber, a director since January 2005, Mr. Loeber is currently Chairman of the Board of Newfound Communications Inc., a member of the Board of Directors of Tele2 in Sweden, an advisor to the Supervisory Board of Interxion, BV in The Netherlands and an advisory board member of APAX, a U.K. based venture capital and portfolio management company. Previously Mr. Loeber held leadership positions at a number of companies as the founding Managing Director of GTS Carrier Services in Brussels, Managing Director of Bankers Trust’s Global Telecom Merchant Banking Group, founding Managing Director of Unitel (acquired by T-Mobile) in London and Group President of Nokia Americas. He has also held other senior management positions at ITT Europe in Brussels and at AT&T (Bell Laboratories) in New Jersey. Mr. Loeber received his B.S. from Michigan Technological University and his M.S. in business administration from George Washington University.

Executive Officers of the Company

Michael R. Farese, Ph.D. was appointed as President and Chief Executive Officer of WJ Communications in March 2002. Dr. Farese’s previous work experience is described above.

Ephraim Kwok was appointed as the Company’s Senior Vice President and Chief Financial Officer (“CFO”) in December 2004. Mr. Kwok is responsible for finance and accounting, human resources, investor relations and corporate development. Previously Mr. Kwok served as Chief Financial Officer of Summit Microelectronics, a privately held analog semiconductor company. From 1998 to 2001 he served as CFO of Elantec Semiconductor, a public company that was acquired by Intersil Inc. At Elantec, Mr. Kwok led a successful follow-on public offering and helped to manage the company through significant growth in its operations and market capitalization. He currently is a member of the board of directors of Infrant Technologies, Inc. Mr. Kwok received his Masters in Business Administration from the Haas School of Business at U.C. Berkeley and his B.S. from U.C. Davis.

Javed S. Patel joined WJ Communications in August 2002 and serves as Senior Vice President Sales and Marketing responsible for worldwide business operations including product line management, product marketing, sales management, marketing and business development, and marketing communications for the Company. Before joining WJ Communications, Mr. Patel was Vice President of Sales and Marketing for Tropian Incorporated, a private RF semiconductor company. Prior to Tropian, Mr. Patel worked for 15 years at Anadigics, a leading RF semiconductor company. At Anadigics, Mr. Patel was a key member of the management team from the company’s inception. He was responsible for managing all aspects of Anadigics marketing, direct and indirect global sales force and field application engineers. Mr. Patel has an M.B.A. degree from Drexel University, Philadelphia, PA, and he received both M.S. and B.S. degrees in electrical engineering from the University of Kansas, Lawrence, KS.

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

Neil Morris, Ph.D. has served as Chief Technology Officer since joining WJ Communications in August 2002. Dr. Morris leads the activity responsible for establishing and managing the Company’s technology roadmap, technical agenda, and evaluating technology based partnerships with leading companies in the semiconductor industry. Prior to joining WJ Communications, Dr. Morris was Senior Director of Advanced Technology for Philips Semiconductors, a global leader in RF technology, where he was responsible for the company’s semiconductor technology development and support of new product introductions for advanced wireless and RF applications. Over a five year period, Dr. Morris held various domestic and international management positions at Philips Semiconductors and was a key contributor to the success of the company’s technology portfolio for mobile phone markets (DECT, CDMA, and TDMA applications). Dr. Morris has also held an array of senior management positions at other leading semiconductor companies including Mitel Semiconductors, Thesys Microelectronic Systems (Germany) and LSI Logic (U.K). Dr. Morris has a Ph.D. in Semiconductors and a B.Sc. with honors in Electronics from the University of Surrey, United Kingdom.

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

James A. Mravca was appointed Senior Vice President Strategic Marketing and New Business Development in January 2002. Previously he served as Senior Vice President Engineering Design and was responsible for all product engineering design functions. Mr. Mravca has also served as Vice President Product Marketing, Vice President Fiber Optic Business Development, and Vice President Advanced Technology. Prior positions held by Mr. Mravca include director of advanced development, member of technical staff, engineering and manufacturing management positions. Mr. Mravca joined WJ Communications in 1984. Mr. Mravca received a B.S. in Electrical Engineering from the University of Illinois, Champaign, IL., and an M.S. in Engineering Management from Stanford University, Palo Alto, CA.

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

Audit Committee and Audit Committee Financial Expert

The Audit Committee is currently composed of directors Holmstrom, Wittusen and Lego. The Board of Directors has determined that both Messrs. Holmstrom and Wittusen and Ms. Lego are an “independent director” as that term is defined in Rule 4200(15) of the Nasdaq Marketplace Rules. Our Board of Directors has determined that Mr. Holmstrom qualifies as an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Holmstrom’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Holmstrom any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

For the fiscal year ended December 31, 2004, we believe, based solely on a review of Forms 3, 4 and 5 (including amendments) with which it has been furnished, that all filings required pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, relating to us were timely made.

Code of Ethics

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, responsive to Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC. A copy of our code of ethics which is captioned “Senior Financial Officer Code of Business Conduct and Ethics Policy” is posted and publicly available on our internet website at www.wj.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this report. If there are any amendments to or waivers, of the code of ethics, we intend to promptly disclose the nature of any such amendment or waiver on our website.

Item 11.                 EXECUTIVE COMPENSATION

Compensation of Directors

General

Directors who are also employed by us do not receive any additional compensation for their services as a director. Non-employee directors are eligible to participate in the WJ Communications, Inc. amended and restated 2000 Non-Employee Director Stock Compensation Plan (the “Non-Employee Director Plan”) approved by the stockholders at the Company’s 2003 annual meeting:

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

•       Annual cash awards shall be payable quarterly in four equal installments beginning on the date on which the annual meeting of stockholders is held. In the event that a non-employee director’s directorship is terminated before completion of a full service year, the annual cash award will be prorated according to the time served during such service year;

•       Each non-employee director will receive $1,000 in cash for each Board or Committee meeting attended except if there are multiple meetings on the same day in which case the maximum payment will be $1,000;

•       Each non-employee director shall be reimbursed for reasonable, out-of-pocket expenses incurred in attending meetings of the Board or any committee thereof.

Option Vesting

Options to purchase shares of Common Stock issued pursuant to the Non-Employee Director Plan will vest and become exercisable in cumulative annual installments of 25% on each of the first, second, third and fourth anniversaries of the date of the grant of the option, unless a change in control (as defined in the Non-Employee Director Plan) occurs, whereby all options vest and become immediately exercisable in exchange for the per share consideration to be received in the change in control by holders of Common Stock, or the cash equivalent of the same, at the discretion of the Board of Directors or any committee thereof to which the Board delegates administration of the Non-Employee Director Plan (the “Plan Administrator”).

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

Compensation of Executive Officers

The following table sets forth the compensation earned for services rendered to the Company in all capacities for the fiscal years ended December 31, 2004, 2003 and 2002 by the Company’s Chief Executive Officer and its four next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2004 (the “Named Officers”).

				Long-Term Compensation
				Restricted	Securities	All Other
	Annual Compensation			Stock award	Underlying	Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	($)	Options	($)(1)
Current Officers:
Michael R. Farese, Ph.D.	2004	350,000	65,000	—	1,400,000	8,708
President and Chief Executive	2003	350,000	40,000	—	—	6,000
Officer	2002	282,702	250,000	—	2,000,000	—
Javed S. Patel	2004	225,004	29,000	—	50,000	6,750
Senior Vice President, Sales and	2003	221,932	23,000	—	—	6,000
Marketing	2002	78,565	8,000	—	700,000	2,357
Neil Morris, Ph.D.	2004	215,020	15,000	—	40,000	56,449
Chief Technical Officer	2003	215,020	14,000	—	—	76,864
	2002	78,565	8,000	—	600,000	54,813
Thomas R. Kritzer	2004	200,200	17,000	—	25,000	6,006
Senior Vice President, Corporate	2003	200,200	10,000	—	—	6,000
Development	2002	200,200	24,024	—	—	4,500
Robert J. Bayruns	2004	200,000	25,000	—	70,000	—
Vice President, Engineering	2003	31,539	—	—	650,000	—
	2002	—	—	—	—	—

(1)          Represents Company’s annual contribution to the Named Executives 401(k) plan account. For Dr. Morris totals also include certain cost of living and relocation expenses in the amounts of $49,998, $72,638 and $54,813 for fiscal years 2004, 2003 and 2002 respectively. See Employment Contracts and Change in Control Arrangements.

Option/SAR Grants in Last Fiscal Year.   The following table sets forth grants of options to purchase shares of Common Stock during the fiscal year ended December 31, 2004 to each of the Named Officers:

					Potential Realizable Value
					At Assumed Annual Rates
					Of Stock Price Appreciation
Individual Grants					For Option Term
Name (a)	Number of Securities Underlying Options Granted (#) (b)	Percent Of Total Options Granted to Employees In Fiscal Year (c)	Exercise Price ($/Sh) (d)	Expiration Date (e)	5% ($) (f)	10% ($) (g)
Current Officers:
Michael R. Farese, Ph.D.	1,400,000	46.3%	$3.55	Mar-2014	$3,125,606	$7,920,900
President and Chief
Executive Officer
Javed S. Patel	50,000	1.7%	$2.23	Nov-2014	$69,965	$177,304
Senior Vice President,
Sales and Marketing
Thomas R. Kritzer	25,000	0.8%	$2.23	Nov-2014	$34,982	$88,652
Senior Vice President,
Corporate Development
Neil Morris, Ph.D.	40,000	1.3%	$2.23	Nov-2014	$55,972	$141,843
Chief Technical Officer
Robert J. Bayruns	20,000	0.7%	$2.23	Nov-2014	$27,986	$70,922
Vice President, Engineering	50,000	1.7%	$0.01	Nov-2014	$180,715	$288,054

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values.   The following table sets forth information with respect to the Named Officers concerning option exercises for the fiscal year ended December 31, 2004, and exercisable and unexercisable options held as of December 31, 2004:

Name	Shares Acquired On Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End(#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End($)(a) Exercisable/Unexercisable
Current Officers:
Michael R. Farese, Ph.D.	30,000	$21,255	1,670,000 / 1,700,000	$562,600 / $580,000
President and Chief
Executive Officer
Javed S. Patel	12,000	$32,571	317,178 / 350,000	$874,528 / $868,250
Senior Vice President,
Sales and Marketing
Thomas R. Kritzer	62,500	$156,179	516,279 / 799,000	$1,053,306 / $1,640,128
Senior Vice President,
Corporate Development
Neil Morris, Ph.D.	—	—	300,000 / 340,000	$805,500 / $855,700
Chief Technical Officer
Robert J. Bayruns	29,166	$66,321	150,004 / 540,830	$14 / $270,880
Vice President,
Engineering

(a)           Aggregate values in these two columns represent the excess of $3.48 per share, the market value of the Common Stock on December 31, 2004, over the respective exercise prices of the options. The actual amount, if any, realized upon exercise of stock options will depend upon the market price of the Common Stock relative to the exercise price per share of the stock option at the time the stock option is exercised. There is no assurance that the values of unexercised in-the-money options reflected above will be realized.

Employment Contracts and Change in Control Arrangements

Employment Agreement with Michael R.Farese Ph.D.   Under the amended and restated employment agreement between the Company and Dr. Farese, effective as of November 11, 2004, Dr. Farese is employed to serve as the Company’s Chief Executive Officer and President for a three-year period with automatic one-year extensions, unless either the Company or Dr. Farese gives no less than 90 days advance written notice of an intention not to extend the term. Dr. Farese’s annual base salary will remain at $350,000, which may be increased in the years following the first anniversary of the effective date, but may not be decreased.

Dr. Farese is eligible for an annual target incentive bonus opportunity of one-hundred percent of his then-current annual base salary based on achievement of certain financial performance objectives and certain major business objectives as determined by the Compensation Committee, his annual bonus for the fiscal year ending December 31, 2004 shall be determined in accordance with the applicable provisions of his prior employment agreement dated February 4, 2002

Subject to the approval of any plan amendment or adoption by the Company’s shareholders, as required under the Nasdaq exchange rules applicable to the adoption or expansion of equity compensation arrangements and Dr. Farese’s consent to the cancellation by the Company of the grant of options to acquire 1.4 million shares of the Company’s common stock made to him in March 2004, Dr. Farese will be granted 372,500 Time-Vested Restricted Stock Units (“Time RSUs”) with 312,500 Time RSUs to be one hundred percent vested as of the date of grant and 60,000 Time RSUs to vest ratably on a monthly basis over a thirty-month period following the grant date and 500,000 Performance-Vested Restricted Stock Units (“Performance RSUs”) which shall vest upon achievement of certain average trading prices of the Company’s common stock as set forth in the Employment Agreement. Each Time RSU and Performance RSU (together the “RSUs”) that are vested shall be convertible into an equal number of shares of the Company’s common stock. The terms and conditions of the Executive Time Vesting Stock Option Agreement dated March 4, 2002 shall remain unchanged for the purposes of this Employment Agreement except that the time period during which vested options can be exercised following a termination of employment by the Company without cause, by Dr. Farese for good reason, or because of his death or disability shall in each case be eighteen months.

Dr. Farese’s employment agreement also provides for other benefits including the right to participate in fringe benefit plans, life and disability insurance plans, expense reimbursement, reimbursement for documented supplemental life insurance, club dues, estate and tax planning, and vacation in accordance with the Company’s top management vacation policy.

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

Pursuant to the Employment Agreement, if the Company terminates Dr. Farese’s employment other than for cause or disability or if Dr. Farese terminates his employment with the Company for good reason (a “Termination Event”), and Dr. Farese’s employment is not terminated automatically as a result of his death, the Company will pay him an amount equal to one hundred fifty percent of his annual base salary. Notwithstanding the preceding sentence, the severance benefit shall be computed as an amount equal to two hundred ninety-nine percent of his annual base salary solely in a circumstance in which there has occurred a change in control within three months prior to the Termination Event. Also, within six months following a change in control, any then unvested RSUs shall become fully vested as of such termination date. Dr. Farese shall also remain eligible to receive group health insurance benefits under the Company’s benefit plans for one year following the termination of his employment with the Company so long as such benefit plans permit such continued participation (or for three years following the termination of his employment with the Company in the event of a change in control).

Dr. Farese’s employment agreement also provides that during the 12-month period following any termination of his employment, Dr. Farese will not directly, indirectly or as an agent on behalf of or in conjunction with any person, firm, partnership, corporation or other entity:

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

The employment agreement with Dr. Farese also provides for the protection of the Company’s confidential information and for the ownership by the Company or the assignment to us of any employment-related inventions of Dr. Farese.

Employment Agreements with Thomas R.Kritzer, Javed S. Patel, Neil Morris, and Robert J. Bayruns.   The Company entered into employment agreements with Thomas R. Kritzer, Javed S. Patel, Neil Morris and Robert J. Bayruns on January 31, 2000, August 12, 2002, August 12, 2002 and October 8, 2003 respectively. These agreements employ Messrs. Kritzer, Patel, Morris and Bayruns to the executive offices set forth under the “Management-Executive Officers,” and are substantially similar to that of Dr. Farese, except as follows:

•       Mr. Kritzer’s initial annual base salary was set at $200,200. Mr. Patel’s initial base salary was set at $210,000. Dr. Morris’s initial base salary was set at $215,000. Mr. Bayruns’ initial base salary was set at $200,000;

•       Mr. Kritzer is eligible to receive an annual bonus up to 35% of annual base salary for each fiscal year if the Company meets specific business targets. Mr. Patel and Mr. Bayruns are eligible to receive an annual bonus up to 60% of annual base salary for each fiscal year if the Company meets appropriate business targets. Dr. Morris is eligible to receive a quarterly bonus up to 60% of quarterly base salary for each fiscal quarter if the Company meets specific business targets;

•       Dr. Morris, in addition to his compensation is eligible to receive a cost of living and relocation differential in the amount of $50,000 per year for each completed year of full-time employment with the Company up to a maximum of four (4) years. Furthermore, Dr. Morris received certain relocation and trip expenses necessarily incurred in relocating to the San Francisco Bay area;

•       The severance benefit payable to Messrs. Kritzer, Patel, Morris and Bayruns upon the termination of employment for good reason, or by the Board of Directors without cause, or if the Board of Directors elects not to extend the employment period upon its expiration, is an amount equal to the annual base salary payable over the 12-month period immediately following such termination; or

•       The severance benefit payable to Messrs. Kritzer, Patel, Morris and Bayruns and upon the termination of employment within three months following a change of control is an amount equal to 150% of the annual base salary payable over the 12-month period immediately following such termination;

•       Messrs. Kritzer, Patel, Morris and Bayruns employment agreements do not provide for proposed restricted stock units contemplated in Dr. Farese’s agreement that are subject to the approval of any plan amendment or adoption by the Company’s shareholders, as required under the Nasdaq exchange rules applicable to the adoption or expansion of equity compensation arrangements;

Compensation Committee Interlocks and Insider Participation

Messrs. Paine and Thorn served as members of the Compensation Committee of our board of directors during the fiscal year ended December 31, 2004. None of these individuals was an officer or employee of the Company or of any of its subsidiaries during the fiscal year ended December 31, 2004, or ever has been an officer of the Company or any of its subsidiaries. Mr. Paine is affiliated with Fox Paine. See Item 13 “Certain Relationships and Related Transactions” for information regarding Fox Paine. Mr. Thorn was previously a member of the board and was affiliated with Fox Paine, however he resigned from his position with Fox Paine and from our board of directors in October 2004.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 18, 2005, information as to the beneficial ownership of Common Stock by (i) each of the Company’s directors and nominee for directorship, (ii) each executive officer of the Company for whom information is given in the Summary Compensation Table under “Compensation of Executive Officers” below, (iii) all directors and executive officers as a group, and (iv) each person or entity believed by the Company to beneficially own more than five percent (5%) of the Common Stock outstanding. Except as otherwise indicated in the footnotes below, each beneficial owner has the sole power to vote and to dispose of all shares held by that holder. In each instance, information as to the number of shares owned and the nature of ownership has been provided by the individuals identified or described and is not within the direct knowledge of the Company.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Common Stock(2)
Fox Paine Capital, LLC(3)	25,492,044	40.0%
Fox Paine Capital Fund, L.P.(3)	24,155,413	37.9%
FPC Investors, L.P.(3)	358,422	*
Kopp Investment Advisors, LLC(4)	10,347,491	16.2%
W. Dexter Paine, III(5)	25,542,173	40.1%
Liane J. Pelletier(6)	6,250	*
Bruce W. Diamond(7)	6,250	*
Dag F. Wittusen(8)	6,250	*
Michael E. Holmstrom	—	*
Jack G. Levin	—	*
Catherine P. Lego(9)	10,000	*
Jan Loeber(10)	90,000	*
Michael R. Farese, Ph.D.(11)	2,503,000	3.8%
Ephraim Kwok(12)	75,000	*
Robert J. Bayruns(13)	187,498	*
Javed S. Patel(14)	378,000	*
Thomas R. Kritzer(15)	933,351	1.5%
Neil Morris, Ph.D.(16)	300,000	*
*All directors and executive officers as a group (18 persons)(18)	31,253,691	45.7%

*       The percentage of shares beneficially owned does not exceed 1%.

(1)          Unless otherwise indicated, the address of each of the beneficial owners identified is c/o WJ Communications, Inc., 401 River Oaks Parkway, San Jose, California 95134.

(2)          Unless otherwise noted, each person has voting and investment power, with respect to all such shares. Based on 63,727,232 shares of Common Stock outstanding. Pursuant to the rules of the Securities and Exchange Commission, certain shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)          Fox Paine & Company, LLC is the manager of (i) Fox Paine Capital Fund, LP (“LP1”), a direct owner of 24,155,413 shares of Common Stock of WJ Communications, Inc. (the “Issuer”), and (ii) FPC Investors, LP (“LP2”) (collectively, LP1 and LP2 are “LPs”), a direct owner of 358,422 shares of Common Stock of the Issuer. Fox Paine Capital, LLC is the General Partner of each of the LPs and the manager of each of WJ Coinvestment Fund I, LLC, WJ Coinvestment Fund III, LLC and WJ Coinvestment Fund IV, LLC (collectively, the “Funds”), which directly own 601,478, 251,155 and

125,576 shares, respectively, of Common Stock (the “Shares”) of the Issuer. As a result, each of the Reporting Persons may be deemed to be the indirect beneficial owners of 25,492,044 shares of Common Stock of the Issuer owned by the LPs and the Funds

(4)          As reported by Kopp Investment Advisors, LLC and related entities on Schedule 13G filed with the Securities and Exchange Commission on January 27, 2005. In its Schedule 13G, Kopp Investment Advisors, LLC states that as of December 31, 2004, it has sole voting power as to 6,952,641 shares, shared voting power as to no shares, sole dispositive power with respect to 2,400,000 shares and shared dispositive power with respect to 5,832,591 shares. In addition, Mr. LeRoy C. Kopp, who controls Kopp Holding Company, LLC which owns 100% of Kopp Investment Advisors, LLC, has sole voting power as to 2,114,900 shares, shared voting power as to no shares, sole dispositive power with respect to 2,114,900 shares and shared dispositive power with respect to no shares. The address of Kopp Investment Advisors, LLC and related entities is 7701 France Avenue South, Suite 500, Edina, MN 55435

(5)          Includes 25,492,044 shares beneficially owned as described in footnote 3, 47,629 shares awarded to Mr. Paine under the amended and restated 2000 Non Employee Director Stock-Compensation Plan receipt of which has been deferred, and 2,500 shares issuable to Mr. Paine subject to currently exercisable options .

(6)          Represents 6,250 shares issuable to Ms. Pelletier subject to currently exercisable options.

(7)          Represents 6,250 shares issuable to Mr. Diamond subject to currently exercisable options.

(8)          Represents 6,250 shares issuable to Mr. Wittusen subject to currently exercisable options.

(9)          Represents 10,000 shares held of record by Ms. Lego.

(10)   Represents 90,000 shares held of record by Mr. Loeber.

(11)   Represents 3,000 shares held of record by Dr. Farese and 2,500,000 shares issuable subject to currently exercisable options which excludes shares contemplated to be issued in connection with the amendment to Dr. Farese’s employment agreement which provides for time and performance vested restricted stock units, that are subject to shareholder approval.

(12) Represents 75,000 shares held of record by Mr. Kwok.

(13)   Represents 31,249 shares held of record by Mr. Bayruns and 156,249 shares issuable subject to currently exercisable options.

(14)   Represents 70,822 shares held of record by Mr. Patel and 307,178 shares issuable subject to currently exercisable options.

(15)   Represents 384,072 shares held of record by Mr. Kritzer and 549,279 shares issuable subject to currently exercisable options.

(16)   Represents 300,000 shares issuable to Dr. Morris subject to currently exercisable options.

(17)   Includes shares deemed to be beneficially owned by Mr. Paine as a result of their relationships with and to Fox Paine Capital. Excluding such shares, all directors and executive officers as a group beneficially own 1,062,334 shares held of record and 4,699,313 shares issuable under currently exercisable options.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

On January 31, 2000, Fox Paine Capital Fund, an investment fund managed by Fox Paine & Company, LLC (“Fox Paine & Company” or “Fox Paine”), became the controlling stockholder of the Company. Fox Paine Capital Fund acquired its controlling position in an all cash merger between FP-WJ Acquisition Corp. and the Company, then called Watkins-Johnson Company (the “Recapitalization Merger”), whereby Fox Paine Capital Fund and its co-investors paid a total of $50.8 million for approximately 91.1% of the Common Stock of the Company (or $41.125 per pre-split share as the Common Stock was then constituted). Messrs. Paine and Thorn are affiliated with Fox Paine.

As part of the Recapitalization Merger, the Company entered into a management agreement with Fox Paine & Company. Since the Recapitalization Merger, and for each subsequent year, the Company will pay Fox Paine a fee in the amount of 1% of the Company’s net income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (losses) of minority investments, calculated without regard to the fee. In exchange for its management fee, Fox Paine assists the Company with its strategic planning, budgets and financial projections and helps the Company identify possible strategic acquisitions and recruit qualified management personnel. Fox Paine also assists in customer and supplier relationships on behalf of the Company and consults with the Company on various matters including tax planning and public relations strategies, economic and industry trends and executive compensation. Due to the Company’s loss incurred in 2001, 2002 and 2003, no management fees were paid to Fox Paine for the years ended December 31, 2002, December 31, 2003 and December 31, 2004. The Company has agreed to reimburse Fox Paine for its expenses incurred in providing these services. The Company paid Fox Paine $108,000, $6,000 and $82,000 for the reimbursement of expenses incurred by Fox Paine for the years ended December 31, 2004, December 31, 2003 and December 31, 2002, respectively. The Company also paid Fox Paine $700,000 in July of 2004 for investment banking services rendered in connection with the EiC Acquisition that was completed on June 18, 2004 (See Note 4 to the consolidated financial statements included elsewhere in this Form 10-K).

Fox Paine will continue to provide management services under this agreement until its affiliates no longer own shares of Common Stock or are no longer represented on the Board of Directors. The management agreement with the Company is similar to those entered into between Fox Paine and each of the other companies acquired by Fox Paine’s affiliates. In connection with this agreement, the Company has agreed to indemnify Fox Paine against various liabilities that may arise as a result of the management services it will perform for the Company. The Company has also agreed to reimburse Fox Paine for its expenses incurred in providing these services.

Shareholders’ Agreement

On January 31, 2000, the Company entered into a shareholders’ agreement with Fox Paine Capital Fund, investors affiliated with Fox Paine Capital Fund and several non-fund investors, including co-investors and certain employees of the Company. Under the shareholders’ agreement, subject to limited exceptions:

•       Fox Paine Capital Fund and its affiliates, as a group, may make up to five demands for registration under the Securities Act of their shares of Common Stock;

•       In the event the Company registers any of its equity securities under the Securities Act, or shares of Common Stock of Fox Paine Capital Fund pursuant to a demand registration, each of the Company’s other stockholders who are a party to the agreement, may exercise piggyback registration rights to include all or a portion of its shares of Common Stock in the registration.

In the event that either Fox Paine Capital Fund and its affiliates makes a demand for registration, the Company has agreed to pay all expenses related to that registration. The Company has also agreed to indemnify Fox Paine Capital Fund against various liabilities associated with such registration.

The shareholders’ agreement also provides that the Company’s stockholders who are a party to the agreement will vote their shares in order to ensure that if and to the extent Fox Paine Capital Fund owns shares of Common Stock, Fox Paine Capital Fund will be represented on the Board of Directors.

Fox Paine exercised registration rights in connection with the secondary underwritten public offering that we completed January 28, 2004.

Item 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed by our principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) are as follows:

	Year Ended
	December 31,	December 31,
	2004	2003
Audit fees	$781,258	$248,687
Audit-related fees	53,116	15,810
Tax fees	261,526	152,521
All other fees	—	33,958
Total	$1,095,900	$450,976

Audit fees billed or expected to be billed by the Deloitte Entities include professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and the filing of Registration Statements with the Securities and Exchange Commission and fees required by the Sarbanes-Oxley Act of 2002. Audit-related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and included due diligence related to mergers and acquisitions, and consulting on financial accounting/reporting standards and controls. Tax fees are professional services rendered for tax compliance, tax consulting and tax planning including services related to the audit of our 1996 through 2000 tax returns by the Internal Revenue Service and associated amended state returns. All Other Fees consist of fees for products and services other than the services reported above. For 2003, All Other Fees specifically represents an advisory project related to the Company’s lease structure and the cost of an educational workshop.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence and has concluded that the non-audit services provided by the Deloitte Entities are compatible with maintaining the Deloitte Entities’ independence.

Pre-Approval Policies and Procedures

The Audit Committee approves in advance all audit and permissible non-audit services to be performed by our independent registered public accounting firm. The Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence and has pre-approved certain specified audit and non-audit services to be provided by the Deloitte Entities for up to twelve (12) months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration. The Audit Committee pre-approved all of the services performed in 2004 and 2003 by the Deloitte Entities relating to the “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” described above as required by the Sarbanes-Oxley Act of 2002.

PART IV

Item 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1.                Financial Statements

The consolidated financial statements, and related notes thereto, of the Company, and the Reports of Independent Registered Public Accounting Firm listed in the accompanying Index to Consolidated Financial Statements on page 62 are filed as part of this Form 10-K.

2.     Financial Statement Schedules

The following financial statement schedule of the Company is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Page
Schedule II—Valuation and Qualifying Accounts	127

3.     Exhibits

The exhibits listed on the following index to exhibits are filed as part of, or hereby incorporated by reference into, this Form 10-K.

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No	Exhibit	Date	Herewith
2.1	Agreement and Plan of Merger, dated October 25, 1999, by and between FP-WJ Acquisition Corp. and the Registrant	8-K	1-5631	2.1	10/28/99
3.1	Certificate of Incorporation of the Registrant	S-1/A	333-38518	3.1	7/12/00
3.2	By-Laws of the Registrant	S-1/A	333-38518	3.2	7/12/00
4.1	Specimen of Common Stock Certificate	8-A	000-31337	4.1	8/14/00
4.2	Shareholders’ Agreement, dated as of January 31, 2000, by and among the Registrant, the Parties listed on the signature pages thereto and certain stockholders of the Registrant	S-1/A	333-38518	4.2	7/26/00
10.1	Employment Agreement, dated as of January 31, 2000, by and between the Registrant and Thomas R. Kritzer	S-1/A	333-38518	10.4	7/12/00
10.2	Employment Agreement, dated as of January 31, 2000, by and between the Registrant and Rainer N. Growitz	S-1/A	333-38518	10.6	8/16/00
10.3	WJ Communications, Inc. 2000 Stock Incentive Plan	S-1/A	333-38518	10.8	7/12/00

10.4	Lease (Phase I) dated March 24, 2000, by and between the Registrant and 401 River Oaks, LLC	S-1/A	333-38518	10.9	7/12/00
10.5	Lease (Phase II) dated March 24, 2000, by and between the Registrant and 401 River Oaks, LLC	S-1/A	333-38518	10.10	7/12/00
10.6	Management Agreement, dated as of January 31, 2000, by and between Registrant and Fox Paine & Company, LLC	S-1/A	333-38518	10.17	7/12/00
10.7	WJ Communications, Inc. 2000 Non-Employee Director Stock Compensation Plan	S-8	333-52408	99.2	12/21/00
10.8	Employment Agreement, by and between the Registrant and Michael R. Farese, Ph.D.	8-K	000-31337	10.1	11/15/04
10.9	Amended and Restated WJ Communications, Inc. 2002 Non-Employee Director Stock Compensation Plan.	10-Q	000-31337	10.1 and 10.2	8/12/03
10.10	Second Amendment to WJ Communications, Inc. 2000 Stock Incentive Plan.	10-Q	000-31337	10.1 and 10.2	8/12/03
10.11	Amended and Restated Loan and Security Agreement, dated September 29, 2003, by and among the Registrant and Comerica Bank.	10-Q	000-31337	10.1 and 10.2	10/30/03
10.12	Intellectual Property Security Agreement, dated September 29, 2003, by and among the Registrant and Comerica Bank.	10-Q	000-31337	10.1 and 10.2	10/30/03
10.13	Acquisition related agreements by and between WJ Communications, Inc., EiC Corporation and EiC Enterprises Limited dated June 18, 2004.	8-K/A	000-31337	2.1, 2.2, 4.1, 4.2 and 10.1	9/01/04
10.14	Employment Agreement, by and between the Registrant and Ephraim Kwok.	8-K	000-31337	10.1	12/21/04
21.1	Subsidiaries of the registrant					X
23.1	Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see signature page)	X
31.1	Certification of Michael R. Farese, Chief Executive Officer (principal executive officer), pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.	X
31.2	Certification of Ephraim Kwok, Chief Financial Officer (principal financial officer), pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.	X
32.1	Certification of Michael R. Farese, Ph.D., principal executive officer, Pursuant To 18 U.S.C. Section 1350.	X
32.2	Certification of Ephraim Kwok, principal financial officer, Pursuant To 18 U.S.C. Section 1350.	X

(b)          The exhibits required to be filed by Item 601 of Regulation S-K are the same as Item 15(a) 3 above.

(c)           See Item 15(a)2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 30th day of March 2005.

WJ COMMUNICATIONS, INC.
(Registrant)
Date March 30, 2005	By:	/s/ MICHAEL R. FARESE, PH.D.
Michael R. Farese, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of WJ Communications, Inc., do hereby constitute and appoint Michael R. Farese, Ph.D., and Ephraim Kwok, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ MICHAEL R. FARESE, PH.D.	President, Chief Executive Officer
Michael R. Farese, Ph.D.	(principal executive officer) , Director	3/30/2005
/s/ EPHRAIM KWOK	Chief Financial Officer
Ephraim Kwok	(principal financial officer)	3/30/2005
/s/ DAVID R. PULVINO	Controller
David R. Pulvino	(principal accounting officer)	3/30/2005
/s/ W. DEXTER PAINE, III	Chairman of the Board	3/30/2005
W. Dexter Paine, III
/s/ MICHAEL E. HOLMSTROM	Director	3/30/2005
Michael E. Holmstrom

/s/ LIANE J. PELLETIER	Director	3/30/2005
Liane J. Pelletier
Director
Bruce W. Diamond
/s/ DAG F. WITTUSEN	Director	3/30/2005
Dag F. Wittusen
/s/ JACK G. LEVIN	Director	3/30/2005
Jack G. Levin
/s/ CATHERINE P. LEGO	Director	3/30/2005
Catherine P. Lego
/s/ JAN LOEBER	Director	3/30/2005
Jan Loeber

SCHEDULE II

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002
(in thousands)

	Balance at	Charged (Credits)	Charged to		Balance at
	Beginning of	to Costs and	Other	Recoveries/	End of
Description	Period	Expenses	Accounts	(Write-offs)	Period
Year ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$21	$51	$—	$7	$79
Sales return allowance	75	760	—	(761)	74
Distributor stock rotation reserve	196	847	—	(705)	338
Ship & debit allowance	29	35	—	(59)	5
Warranty reserve	36	76	—	(58)	54
Total	$357	$1,769	$—	$(1,576)	$550
Year ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$429	$(393)	$—	$(15)	$21
Sales return allowance	116	481	—	(522)	75
Distributor stock rotation reserve	247	219	—	(270)	196
Ship & debit allowance	—	32	—	(3)	29
Warranty reserve	54	30	—	(48)	36
Total	$846	$369	$—	$(858)	$357
Year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$1,398	$(720)	$—	$(249)	$429
Sales return allowance	60	719	—	(663)	116
Distributor stock rotation reserve	385	(136)	—	(2)	247
Ship & debit allowance	—	—	—	—	—
Warranty reserve	84	63	—	(93)	54
Total	$1,927	$(74)	$—	$(1,007)	$846