Form 10-Q
period 2005-04-03
WJ COMMUNICATIONS INC
filed 2005-05-18
CIK 105006

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

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

As of May 13, 2005 there were 64,012,240 shares outstanding of the registrant’s common stock, $0.01 par value.

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

THREE MONTHS ENDED APRIL 3, 2005

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the Three months ended April 3, 2005 and March 28, 2004

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three months ended April 3, 2005 and March 28, 2004

Condensed Consolidated Balance Sheets at April 3, 2005 and December 31, 2004

Condensed Consolidated Statements of Cash Flows for the Three months Ended April 3, 2005 and March 28, 2004

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

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 3,	March 28,
	2005	2004
Sales:
Semiconductor and RFID	$7,514	$6,638
Wireless integrated assemblies	260	433
Total sales	7,774	7,071

Cost of goods sold	4,348	3,195
Gross profit	3,426	3,876
Operating expenses:
Research and development	4,743	4,103
Selling and administrative	3,189	2,846
Acquired in-process research and development	3,400	—
Total operating expenses	11,332	6,949
Loss from operations	(7,906)	(3,073)
Interest income	240	166
Interest expense	(23)	(25)
Other income—net	5	—
Loss before income taxes	(7,684)	(2,932)
Income tax benefit	—	(6,542)
Net income (loss)	$(7,684)	$3,610

Basic net income (loss) per share	$(0.12)	$0.06
Basic average shares	63,027	59,396

Diluted net income (loss) per share	$(0.12)	$0.05
Diluted average shares	63,027	67,476

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	April 3,	March 28,
	2005	2004

Net income (loss)	$(7,684)	$3,610
Other comprehensive gain:
Unrealized holding gains on securities arising during the period net of reclassification adjustments	6	—

Comprehensive income (loss)	$(7,678)	$3,610

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 3,	December 31,
	2005	2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$24,705	$24,392
Short-term investments	13,908	18,732
Receivables, net	5,445	6,841
Inventories	5,017	5,148
Net assets held for sale	648	—
Other	2,166	3,183
Total current assets	51,889	58,296

PROPERTY, PLANT AND EQUIPMENT, net	8,387	9,679

Goodwill	6,835	1,368
Intangible assets	2,155	180
Other assets	211	210
	$69,477	$69,733

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,140	$2,633
Accrued liabilities	3,635	5,589
Income taxes payable	1,940	—
Restructuring accrual	3,373	3,350
Total current liabilities	11,088	11,572

Restructuring accrual	15,340	16,069
Other long-term obligations	804	795

Total liabilities	27,232	28,436

STOCKHOLDERS’ EQUITY:
Common stock	655	629
Treasury stock	(18)	(18)
Additional paid-in capital	202,762	194,262
Accumulated deficit	(160,883)	(153,199)
Deferred stock compensation	(265)	(365)
Other comprehensive loss	(6)	(12)
Total stockholders’ equity	42,245	41,297
	$69,477	$69,733

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 3,	March 28,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$(7,684)	$3,610
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	968	746
Acquired in-process research and development	3,400	—
Amortization of deferred financing costs	10	11
Net gain on disposal of property, plant and equipment	(15)	—
Amortization of deferred stock compensation	90	67
Provision for (reduction in) allowance for doubtful accounts	(41)	29
Amortization of net premiums on short-term investments	101	21
Net changes in:
Receivables	1,702	(1,153)
Inventories	325	(254)
Other assets	843	384
Restructuring liabilities	(705)	(580)
Income tax contingency liability	(6)	(6,542)
Accruals and accounts payable	(646)	40
Net cash used in operating activities	(1,658)	(3,621)

INVESTING ACTIVITIES:
Purchase of short-term investments	(8,443)	(13,454)
Proceeds from sale and maturities of short-term investments	13,370	24,477
Purchases of property, plant and equipment	(191)	(102)
Acquisition of Telenexus and related costs	(3,119)	—
Proceeds on disposal of property, plant and equipment	51	—
Net cash provided by investing activities	1,668	10,921

FINANCING ACTIVITIES:
Payments on long-term borrowings	(43)	(20)
Net proceeds from issuances of common stock	346	10,552
Net cash provided by financing activities	303	10,532

Net increase in cash and cash equivalents	313	17,832
Cash and cash equivalents at beginning of period	24,392	10,900
Cash and cash equivalents at end of period	$24,705	$28,732

Other cash flow information:
Income taxes paid	$6	$—
Interest paid	13	15
Issuance of common stock for Telenexus acquisition	8,190	—

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended April 3, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of WJ Communications, Inc. (the “Company”) for the fiscal year ended December 31, 2004, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.

The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

RECLASSIFICATIONS — Certain amounts for 2004 have been reclassified to conform with the 2005 presentation. Such reclassifications did not have any impact on net income (loss) or stockholders’ equity.

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

	Three Months Ended
	April 3,	March 28,
	2005	2004
Reported net income (loss)	$(7,684)	$3,610
Add: Total stock-based employee compensation expense included in reported net income (loss)	90	67
Deduct: Total stock-based employee compensation expense under fair value based method for all awards	(1,018)	(831)
Pro forma net income (loss)	$(8,612)	$2,846

Net income (loss) per basic share
As reported	$(0.12)	$0.06
Pro forma	$(0.14)	$0.05

Net income (loss) per diluted share
As reported	$(0.12)	$0.05
Pro forma	$(0.14)	$0.04

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

3.              ACQUISITIONS

EiC Acquisition

On June 18, 2004, the Company completed its acquisition of the wireless infrastructure business and associated assets from EiC. The aggregate purchase price was $13.2 million which included payments of cash of $10.0 million, the issuance of 737,000 shares of the Company’s common stock valued at $2.5 million, acquisition costs of $1.2 million (including $700,000 paid to a related party for investment banking services in connection with the acquisition) and $126,000 registration statement related expenses reduced by $576,000 related to the termination settlement of the associated supply agreement with EiC recognized during our quarter ended December 31, 2004. In connection with the acquisition, $1.5 million in cash and 294,118 shares of common stock have been held in escrow as security against certain financial contingencies. On March 30, 2005, the Company made a claim against the escrow account for unpaid invoices issued under the supply agreement.  The Company received those funds on May 4, 2005.  The uncontested amount was released to EiC on April 5, 2005 per the escrow agreement and the residual balance of the $1.5 million was released to EiC on May 4, 2005. The outstanding escrow shares balance in the escrow account less any properly noticed unpaid or contested amounts will be distributed within five days after March 31, 2006. On November 23, 2004 the Company filed a registration statement registering for resale by the seller of up to 442,882 shares of the Company’s common stock issued in the acquisition. In addition to the closing consideration, EiC may be entitled to further consideration of up to $14.0 million in cash and shares of the Company’s common stock if certain revenue and gross margin targets are achieved by March 31, 2005 and March 31, 2006. The Company has calculated that the revenue and gross margin targets were not met for the nine month period ending March 31, 2005.  EiC has thirty days to review and possibly contest the Company’s calculation.  EiC may be entitled to further consideration of up to $7.0 million in cash and shares of the Company’s common stock if certain revenue targets are achieved by March 31, 2006.  The Company shall pay EiC this additional consideration, if earned, ninety percent (90%) in its common stock and ten percent (10%) in cash. The number of shares of its common stock to be delivered shall be determined by dividing the value in dollars of the portion payable in its common stock by the average closing price of its common stock, as quoted on the NASDAQ National Market, during the ten consecutive trading days ending one trading day before the end of the period covered by the payment, provided, however, that in the event that the calculation of the average closing price results in a price for the first payment that would be less than $5.00 or for the second payment that would be less than $6.00, then the Company, at its option, in its sole discretion, may elect to make the payment part or all in cash and the balance, if any, in shares of its common stock.  If EiC receives such consideration, the amounts will be recorded as an increase to goodwill. The fair value of the Company’s common stock was determined based on the average closing price per share of the Company’s common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (June 21, 2004). The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and accordingly the Company’s consolidated financial statements from June 18, 2004 include the impact of the acquisition. The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Property and equipment	$1,124
Inventory	2,038
In-process research and development	8,500
Developed technology	200
Goodwill	1,371
Total purchase price	$13,233

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

Developmental projects that reached technological feasibility were classified as developed and core technology, and the $200,000 value assigned to developed technology was capitalized to be amortized using the straight-line method over a weighted-average period of five years. Developmental projects that had not reached technological feasibility, and had no future alternative uses were classified as IPRD. The $8.5 million value allocated to projects that were identified as IPRD was charged to acquired in-process research and development in 2004. The value assigned to IPRD comprises the following projects:  12V heterojunction bipolar transistor (“HBT”) power amplifiers ($1.5 million) and 28V HBT high power amplifiers ($7.0 million).

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

As part of the acquisition, the Company entered into a sublease with EiC Corporation for 28,160 square feet of space at their facility in Fremont, California. This sublease expired in December 2004 and converted into a month to month lease thereafter.  At the end of January 2005 the Company moved the wafer fabrication facility from the Fremont location to its facility in Milpitas, California and ended this sublease.

Telenexus Acquisition

On January 28, 2005, the Company completed its acquisition of Telenexus, Inc. (“Telenexus”).  Pursuant to an Agreement and Plan of Merger, dated January 19, 2005, by and between the Company, WJ Newco, LLC (the “WJ Sub”), Telenexus and Richard J. Swanson, Wilfred K. Lau, David Fried, Kurt Christensen and Mark Sutton (collectively the “Shareholders”), Telenexus merged with and into the WJ Sub effective on January 29, 2005.  The WJ Sub was the survivor in the merger and is a wholly-owned subsidiary of the Company. Telenexus designs, develops, manufactures and markets radio frequency identification (“RFID”) reader products for a broad range of industries and markets.  By virtue of the merger, the Company purchased through the WJ Sub all of the assets necessary for the conduct of the RFID business of Telenexus, consisting primarily of, and including, but not limited to RFID modules, baseband processing algorithm technology, applications software and realizations of several reader product designs.  The consideration paid by the Company on the closing date in connection with the merger consisted of cash in the amount of $3.0 million, which was paid out of the Company’s cash reserves on the closing date, and 2,333,333 shares of the Company’s common stock valued at $8.2 million at the closing date.  Including acquisition costs of $218,000, the aggregate purchase price for the net assets of Telenexus totaled $11.4 million.  Of the closing consideration, cash in the amount of $500,000 and 333,333 shares of the Company’s common stock are being held in escrow with respect to any indemnification matter under the merger agreement. The outstanding balance of the escrow account less any properly noticed unpaid or contested amounts will be distributed within two days after October 28, 2005.  The fair value of the Company’s common stock was determined based on the average closing price per share of the Company’s common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (January 31, 2005). In addition to the closing consideration, the sellers may be entitled to further compensation of up to $2.5 million in cash and up to 833,333 shares of the Company’s common stock if the Company achieves certain revenue targets by July 28, 2006.  Any change in the fair value of the net assets of Telenexus or any additional consideration to the Shareholders will change the amount of the purchase price allocable to goodwill.  Two of the Shareholders, Richard J. Swanson and Wilred K. Lau also entered into three-year employment agreements with the Company.

In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), the total purchase price was preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values at the acquisition date with the excess purchase price allocated to goodwill. The valuation of the identifiable intangible assets acquired reflects management’s estimates based on, among other factors, a valuation of the intangible assets prepared by an independent third party.  The following table summarizes the components of the total purchase price and the preliminary allocation (in thousands):

Net tangible assets	$504
In-process research and development	3,400
Amortizable intangible assets:
Developed technology	40
Customer relationships	900
Trademarks and trade names	700
Non-competition agreements	400
Goodwill	5,464
Total purchase price	$11,408

With the exception of the goodwill and acquired in-process research and development (“IPRD”), the identified intangible assets consisting of existing technology, customer relationships, trademarks and trade names and non-competition agreements will be amortized on a straight-line basis over their estimated useful lives, with a weighted average life of approximately eight years. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill of $5.5 million will not be amortized and will be tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Company’s policy on impairment analysis. The amounts contained in the purchase price allocation may change as more detailed analysis is completed, additional information on the fair values of Telenexus’ tangible and intangible assets and liabilities becomes available and all direct acquisition costs are finalized. The preliminary purchase price allocations are expected to be finalized in the second quarter of 2005.

Prior to the acquisition, the Company and Telenexus had entered into an agreement to jointly design, develop and produce a Personal Computer Memory Card International Association (“PCMCIA”) Type II Multi-Protocol RFID reader. The Company has evaluated the effective settlement of this preexisting executory contract and the associated reacquired right to the use of its technology in accordance with Emerging Issues Task Force (“EITF”) 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination.”  The Company has determined that the effective settlement of the executory contract and the associated reacquired right to use its technology was neither favorable or unfavorable as the agreement represented fair value when compared to similar market transactions and there were no stated settlement provisions in the contract.

A portion of the purchase price, $3.4 million, was allocated to developed and core technology and in-process research and development (“IPRD”). Developed and core technology and IPRD were identified and valued through extensive interviews, analysis of data provided by Telenexus concerning developmental products, their stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The income approach method was the primary technique utilized in valuing the developed and core technology and IPRD. Under the income approach, fair value reflects the present value of the projected cash flows that are expected to be generated by the products incorporating the current technologies.

Developmental projects that reached technological feasibility were classified as developed and core technology, and the $40,000 value assigned to developed technology was capitalized to be amortized using the straight-line method over a weighted-average period of fourteen months. Developmental projects that had not reached technological feasibility, and had no future alternative uses were classified as IPRD.  The $3.4 million value allocated to projects that were identified as IPRD was charged to acquired in-process research and development in the accompanying condensed consolidated statements of operations for the three months ended April 3, 2005.   The value assigned to IPRD comprises the following projects:  multi-protocol readers ($1.3 million), Smart readers ($900,000) and Class 3 readers ($1.2 million).  The value of these projects was determined by estimating the discounted net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project.

Products based on multi-protocol reader (‘MPR”) technology are capable of reading tags of different classes (e.g., Class 0, Class 0+, Class 1, and Gen 2 tags) with a single reader.  The hardware realization of the MPR products is based on a hardware stack consisting of an interface board, a control board, a radio frequency (“RF”) board and an antenna.  A modular construction technique is employed such that differing combinations of boards can be used to produce different products.  For example, the same antenna, RF board, and control board can be used with one interface board to provide an Ethernet connection to the host computer, or a different interface board to provide a serial interface to the host.  Similarly, different RF boards can be used to provide one, two or four antenna ports for reading tags without changing the control board or interface board.  This novel modular construction technique is a part of the MPR technology approach.

Smart reader technology is an extension of the MPR Technology.  This technology provides an operating system (e.g., Linux, Windows® CE) in the embedded microprocessor on the interface board.  With the previous RFID technologies, the host computer provided virtually every command to the reader.  With Smart reader technology, the embedded controller can host middleware applications.  These applications can take high-level commands from the host and then provide most of the lower-level commands internal to the reader.  Thus relieving much of the command and processing burden from the host computer.

Class 3 tags are fundamentally different from the Class 0, 0+ and 1 tags in that they are battery assisted.  This makes them more powerful and capable, and provides longer read range, but at the expense of battery life and cost.  They are more appropriate for tracking higher-value assets.  The air-interface protocol is different for the Class 3 readers and tags, and to date is not standardized (as is the case for Class 0 and 1 tags).

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

The Company has currently not identified any pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated.  If information becomes available to us prior to the end of the purchase price allocation period, which would indicate that a liability is probable and the amount can be reasonably estimated, such items will be included in the purchase price allocation.

4.              GOODWILL AND INTANGIBLE ASSETS

In connection with the acquisition of the wireless infrastructure business and associated assets from EiC on June 18, 2004, the Company recorded $1.8 million of goodwill. Adjustments to goodwill in 2004, subsequent to the EiC acquisition date, resulted primarily from $576,000 related to the termination settlement of the associated supply agreement with EiC and partially offset by $126,000 of additional registration statement related expenses.  In connection with the acquisition of Telenexus acquisition on January 28, 2005, the Company recorded $5.5 million of goodwill.  This goodwill was based upon the values assigned to the transactions at the time they were announced in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The changes in the carrying value of goodwill as of April 3, 2005 are as follows (in thousands):

	Three Months Ended April 3, 2005
	EiC	Telenexus	Total
Balance as of December 31, 2004	$1,368	$—	$1,368
Purchased goodwill	—	5,464	5,464
Adjustments to goodwill	3	—	3
Balance as of April 3, 2005	$1,371	$5,464	$6,835

In addition to the closing consideration, EiC may be entitled to further consideration of up to $7.0 million in cash and shares of the Company’s common stock if certain revenue targets are achieved by March 31, 2006. The selling shareholders of Telenexus may be entitled to further consideration of up to $2.5 million in cash and up to 833,333 shares of the Company’s common stock if certain revenue targets are achieved by July 28, 2006.  If either party receives such consideration, the amounts will be recorded as an increase to goodwill.

Intangible assets are recorded at cost, less accumulated amortization. The following tables present details of the Company’s purchased intangible assets (in thousands):

As of April 3, 2005:

	Useful		Accumulated
Description	Life	Gross	Amortization	Net
EiC acquisition
Purchased developed technology	5 years	$200	$30	$170

Telenexus acquisition
Purchased developed technology	1.2 years	40	6	34
Customer relationships	7 years	900	22	878
Trademarks and trade names	12 years	700	10	690
Non-competition agreements	4 years	400	17	383
Total identified intangible assets		$2,240	$85	$2,155

As of December 31, 2004:

	Useful		Accumulated
Description	Life	Gross	Amortization	Net
EiC acquisition
Purchased developed technology	5 years	$200	$20	$180

In the three months ended April 3, 2005 amortization of purchased intangible assets included in cost of goods sold was approximately $16,000. In the three months ended April 3, 2005, amortization of purchased intangible assets included in operating expense was approximately $49,000. No comparable amounts were included in the three months ended March 28, 2004. Amortization is computed using the straight-line method over the estimated useful life of the intangible asset. The Company expects that annual amortization of acquired intangible assets to be as follows (in thousands):

	Three Months Ended April 3, 2005
	EiC	Telenexus	Total
Fiscal year:
2005 (remaining nine months)	$30	$241	$271
2006	40	295	335
2007	40	287	327
2008	40	287	327
2009	20	195	215
2010 and beyond	—	680	680
Total amortization	$170	$1,985	$2,155

5.              UNAUDITED PRO FORMA RESULTS OF OPERATIONS

The following unaudited pro forma consolidated financial data represents the combined results of operations as if Telenexus’ business had been combined with the Company at the beginning of the respective period. This pro forma financial data includes the straight line amortization of intangibles over their respective estimated useful lives and excludes the write-off of IPRD of $3.4 million (in thousands, except per share amounts):

	Three Months Ended
	April 3, 2005	March 28, 2004
Net sales	$7,852	$7,817
Loss from operations	$(4,591)	$(3,036)
Net income (loss)	$(4,385)	$3,639
Basic net income (loss) per share	$(0.07)	$0.06
Basic average shares	63,704	61,729

Diluted net income (loss) per share	$(0.07)	$0.05
Diluted average shares	63,704	69,810

The unaudited pro forma results of operations is presented for illustrative purposes only and is not intended to represent what the Company’s results of operations would have been if the acquisition had occurred on those dates or to project the Company’s results of operations for any future period. Since the Company and Telenexus were not under common control or management for any period presented prior to the acquisition, the unaudited pro forma results of operations may not be comparable to, or indicative of, future performance. These results do not reflect any additional costs or cost savings resulting from the acquisition.

6.              RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 were effective with this annual report for fiscal 2003. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1. Disclosures for cost method investments are required in annual financial statements for fiscal years ending after June 15, 2004.

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, “Accounting for Preexisting Relationships Between the Parties to a Business Combination” (“EITF 04-1”). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. The Company applied EITF 04-1 to its Telenexus acquisition which was subsequent to the effective date and will apply it in our future goodwill impairment testing.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company effective January 1, 2006. The Company is currently determining what effect, if any, the provisions of SFAS No. 151 will have on its operating results or financial condition.

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

SFAS 123R will be effective for the Company’s fiscal quarter beginning January 1, 2006, and requires the use of the Modified Prospective Application Method.  Under this method SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123.  In addition, companies may use the Modified Retrospective Application Method.  This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption.  If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

7.              BORROWING ARRANGEMENTS

In December of 2000, the Company entered into a revolving credit facility (“Revolving Facility”) with a bank the terms of which were amended and restated in September 2003. Under the new terms, the Revolving Facility provides for a maximum credit extension of $20.0 million with a $15.0 million sub-limit to support letters of credit and matures on September 22, 2005. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at the Company’s option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires the Company to maintain certain financial ratios and contains limitations on, among other things, the Company’s ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission. The Company was in compliance with the covenants as of April 3, 2005. The Revolving Facility is secured by substantially all of the Company’s assets. As of April 3, 2005 and December 31, 2004, there were no outstanding borrowings under the Revolving Facility. The Company has letters of credit of $3.2 million outstanding as of April 3, 2005 against which no amounts have been drawn.

8.              INVENTORIES

Inventories are stated at the lower of cost, using average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. Inventories at April 3, 2005 and December 31, 2004 consisted of the following (in thousands):

	April 3,	December 31,
	2005	2004
Finished goods	$2,253	$1,944
Work in progress	1,956	2,338
Raw materials and parts	808	866
	$5,017	$5,148

9.              CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company invests in a variety of financial instruments such as money market funds, commercial paper and high quality corporate bonds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. At April 3, 2005, Richardson Electronics, Premier Devices Inc. and Celestica represented 25%, 19% and 16%  of the total accounts receivable balance, respectively. At December 31, 2004, Richardson Electronics and Celestica represented 46% and 10% of total accounts receivable balance, respectively. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

10.       STOCKHOLDERS’ EQUITY

On January 28, 2004, the Company completed a secondary underwritten public offering of 2,000,000 shares of common stock at $5.75 per share, resulting in net proceeds of $10.1 million.

In March 2003, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $2.0 million of the Company’s common stock. In October 2003, the Board approved an additional $2.0 million to expand its existing share repurchase program increasing the total amount authorized to $4.0 million. Purchases under the stock repurchase program may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. During the year ended December 31, 2003, $2.8 million was utilized to purchase 1,340,719 shares of the Company’s common stock at a weighted average purchase price of $2.08 per share. All of the purchases were made on the Nasdaq National Market at prevailing open market prices using general corporate funds. The repurchases reduced the Company’s cash and interest income during the period and correspondingly reduced the number of the Company’s outstanding shares of common stock. This stock repurchase program ended as of the annual shareholder meeting on July 22, 2004. On July 27, 2004 the Company announced that its Board of Directors has authorized a new repurchase program of up to $2.0 million of the Company’s common stock. This new program was effective July 27, 2004 and replaces all previous repurchase programs. Under the new program, $920,000 was utilized to purchase 429,053 shares of the Company’s common stock at a weighted average purchase price of $2.12 per share.

During the year ended December 31, 2004, the Company modified two option agreements (to extend the option exercise period) resulting in $594,000 of severance expense which was recorded as selling and administrative expense for the year ended December 31, 2004 and an increase to additional paid-in capital in the accompanying consolidated balance sheet.

STOCK OPTION PLANS — During 2000, the Company’s “2000 Stock Incentive Plan” and “2000 Non-Employee Director Stock Compensation Plan” (collectively the “Plans”) were adopted and approved by the Board and the Company’s stockholders. Under the Plans, the Company may grant incentive awards in the form of options to purchase shares of the Company’s common stock, restricted shares, common stock and stock appreciation rights to participants, which include non-employee directors, officers and employees of and consultants to the Company and its affiliates. On May 22, 2002, the Board approved the adoption of an amendment to the Company’s “2000 Stock Incentive Plan” to increase the number of shares of common stock authorized for issuance from 16,500,000 to 19,000,000 shares. This plan amendment did not affect any other terms of the “2000 Stock Incentive Plan.” On May 29, 2003, the Board approved the adoption of an amendment to the Company’s “2000 Non-Employee Director Compensation Plan” to increase the number of shares of common stock authorized for issuance from 570,000 to 800,000, which was approved by the Company’s stockholders on July 15, 2003 at the Company’s Annual Meeting of Stockholders. Also on May 29, 2003, the Board approved the adoption of a second amendment to the Company’s “2000 Stock Incentive Plan” so that options granted to employees under the “2000 Stock Incentive Plan” will qualify as performance-based compensation under Internal Revenue Code Section 162(m) and thereby not be subject to a deduction limitation. Particularly, the amendment to the “2000 Stock Incentive Plan” provides that no employee or prospective employee shall be granted one or more options within any fiscal year which in the aggregate are for the purchase of more than 3,000,000 shares. The total number of shares of common stock authorized for issuance pursuant to the Plans is 19,800,000 shares.

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

The Company’s stock option plans (“Plans”) provide that options granted under the Plans will have a term of no more than 10 years. Options granted under the Plans have vesting periods ranging from two to four years. The provisions of the Plans provide that under certain circumstances, such as a change in control, the achievement of certain performance objectives, or certain liquidity events, the outstanding option may be subject to accelerated vesting.  As of April 3, 2005 the number of shares available for future grants under the above plans was 3,856,050 Stock options may include incentive stock options, nonqualified stock options or both, in each case, with or without stock appreciation rights.

11.       NET INCOME (LOSS) PER SHARE CALCULATION

Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods. The net income (loss) per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended
	April 3,	March 28,
	2005	2004
Net income (loss)	$(7,684)	$3,610
Denominator for basic net income (loss) per share:
Weighted average shares outstanding	63,027	59,396

Denominator for diluted net income (loss) per share:
Weighted average shares outstanding	63,027	59,396
Effect of dilutive stock options	—	8,080
Diluted weighted average common shares	63,027	67,476
Basic income (loss) per share	$(0.12)	$0.06
Diluted income (loss) per share	$(0.12)	$0.05

For the three months ended April 3, 2005, the incremental shares from the assumed exercise of 13,482,702 of the Company’s stock options outstanding and 119,700 shares as of April 3, 2005 related to contributions under the Employee Stock Purchase Plan for pending purchases were excluded from the calculation of diluted earnings per share because operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive. For the three months ended March 28, 2004, the incremental shares from the assumed exercise of 703,550 of the Company’s stock options outstanding were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average share price for the quarter, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

12.       RESTRUCTURING CHARGES

Fourth Quarter 2002 Restructuring Plan

Over the course of 2002, the Company began to design and manufacture semiconductors utilizing other manufacturing technologies. The Company believed that this approach was required in order to continue to offer competitive products and expected that a greater number of its future products would be developed in this fashion. The Company at that time believed that this business strategy offered considerable other advantages such as allowing it to focus its resources on product development and marketing, minimizing capital expenditures, reducing operating expenses, allowing it to continue to offer competitive pricing, reducing time to market, reducing technology and product risks and facilitating the migration of the Company’s products to new process technologies, which reduce costs and optimize performance. On December 17, 2002, the Company’s Board of Directors approved a plan to completely outsource the Company’s internal wafer fabrication within one year and close its own wafer fabrication facility (the “fab closure”).

Lease Loss –  The fab closure would have resulted in additional excess space of approximately 35,000 square feet for which the Company would have had a remaining two year commitment after the anticipated fab closure. The original decision resulted in a lease loss of $4.3 million, comprised of future lease payments net of broker commissions and other facility costs. In determining this estimate, the Company made certain assumptions with regards to its ability to sublease the space in line with the Company’s best estimate of current market conditions.

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

During the second quarter of 2004, the Company delayed the closure of its internal wafer fabrication facility (“fab”) for a minimum of three additional months to assess the integration of the EiC acquisition (see Note 3) into its existing operations which resulted in an approximate $430,000 reduction in its lease loss accrual.  During the third quarter of 2004, the Company decided to not close its fab as the Company believes that integrating the newly acquired fab from EiC with its pre-existing fab will offer the Company certain benefits over outsourcing the pre-existing fab. As such, the Company reversed the remainder of this lease loss accrual of $3.6 million.

Workforce reduction – As a result of the originally planned fab closure, approximately 10% of the Company’s workforce (20 employees) would have been eliminated, which would have resulted in severance payments of $279,000 during 2004.  The Company ultimately paid out $194,000 of the accrued severance to terminated employees.  The remaining accrual of $85,000 was reversed upon the Company’s decision not to close the fab.

Impairment of Long Lived Assets –  Assets to be held and used – The decision to utilize the Company’s internal wafer fabrication equipment and related leasehold improvements for only one more year triggered an impairment under SFAS No. 144. Management measured the recoverability of these assets through a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets over their remaining year of life. As such, the carrying value of these assets were written down to the estimated future cash flows that are directly associated with and that were expected to arise as a direct result of the use and eventual disposition of these assets. Management estimated the future cash flows using a traditional present value approach based on management’s assumptions regarding the intended use of these assets consistent with the Company’s budget and projections as well as the planned eventual disposition of the asset group through sale. Management estimated the disposition value of these assets after consideration of several factors including the condition and management’s intended use of the equipment, offers made for similar equipment the Company intended to sell and the results of an independent third party appraisal.  Management employed a risk-free interest rate commensurate with the Company’s size, capital structure and stock volatility in relation to the overall market. This action resulted in a $4.2 million asset impairment charge in 2002.

Third Quarter 2002 Restructuring Plan

As a result of the prolonged downturn in the telecommunications industry and the uncertainty as to when the telecommunications equipment market will recover, in July 2002 the Company announced a workforce reduction and its second restructuring program in the previous two years.

Workforce reduction – Approximately 22% of the Company’s workforce (50 employees) was eliminated, which resulted in severance payments of $507,000 during the third quarter of 2002.

During first quarter of 2003, it was determined that one of the employees slated to be terminated would instead be retained for another position. As such, $21,000 of the third quarter 2002 restructuring charge was reversed in 2003.

Lease Loss – In the third quarter of 2002, the Company decided to abandon a portion of its leased facility based on revised anticipated demand for its products and current market conditions. This excess space, for which the Company had a remaining eight year commitment, is located on the first floor of the Company’s current corporate headquarters and originally housed a portion of the Company’s optics and integrated assemblies manufacturing operations. This decision resulted in a lease loss of $10.6 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge of $3.2 million for tenant improvements deemed no longer realizable. In determining this estimate, the Company made certain assumptions with regards to its ability to sublease the space and reflected offsetting assumed sublease income in line with the Company’s best estimate of current market conditions.

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

As of April 3, 2005, the maximum potential amount of the lease loss for this property is $8.2 million which is partially offset by $81,000 of estimated net sublease income.

Impairment of Long Lived Assets:

Assets held for sale – Due to the prolonged downturn in the telecommunications industry, especially related to the Company’s fiber optics products, management made a decision during the third quarter of 2002 to exit the fiber optics business after current contractual obligations have been satisfied. This decision resulted in a significant overcapacity of certain manufacturing equipment and the Company initiated a plan to sell this equipment. The Company’s excess capacity resulted in a total charge of $3.9 million related to these assets. Assets to be held for sale were measured at the lower of carrying amount or fair value less cost to sell. Management determined fair market value after consideration of several factors including the condition of the equipment, offers made by potential buyers of the equipment and the results of an independent third party appraisal. The majority of these impaired assets were sold in the fourth quarter of 2002.

During the fourth quarter of 2003, management determined that the remaining assets held for sale could not be sold. As such, the assets were scrapped resulting in an additional charge of $151,000.

Assets to be held and used – During the third quarter of 2002, management identified manufacturing equipment exclusively supporting certain in-warranty optics and fixed wireless products as well as manufacturing equipment supporting final orders for certain other optics and fixed wireless products and determined that the estimated future undiscounted cash flows did not support the carrying value of these assets. As such, the carrying value of these assets was written down to the estimated future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of these assets, which management determined after consideration of several factors including the condition and management’s intended use of the equipment, offers made for similar equipment the Company intended to sell and the results of an independent third party appraisal. This action resulted in a $200,000 asset impairment charge.

Third Quarter 2001 Restructuring Plan

Lease Loss and Leasehold Impairment –  In September 2001, the Company decided to abandon a leased facility based on revised anticipated demand for its products and current market conditions. This excess facility, for which the Company had a ten year commitment, is located adjacent to the Company’s current corporate headquarters and was originally developed to house additional administrative and corporate offices to accommodate planned expansion. This decision resulted in a lease loss of $7.2 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge of $2.6 million on tenant improvements deemed no longer realizable. In determining this estimate, the Company made certain assumptions with regards to its ability to sublease the space and reflected offsetting assumed sublease income in line with the Company’s best estimate of current market conditions.

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

As of April 3, 2005, the maximum potential amount of the lease loss for this property is $12.3 million which is partially offset by $690,000 of minimum sublease income commitments under noncancellable sublease rental agreements and $916,000 of estimated net sublease income.  The following table summarizes restructuring accrual activity recorded during the years 2001 though April 3, 2005 (in thousands):

	Q3 2001
	Restructuring
	Plan	Q3 2002 Restructuring Plan			Q4 2002 Restructuring Plan
		Workforce		Asset	Workforce		Asset
	Lease Loss	Reduction	Lease Loss	Impairment	Reduction	Lease Loss	Impairment	Total

Q3 2001 charge to expense	$9,797	$—	$—	$—	$—	$—	$—	$9,797
Non-cash charges (1)	(2,503)	—	—	—	—	—	—	(2,503)
Cash payments	(463)	—	—	—	—	—	—	(463)
Balance at December 31, 2001	6,831	—	—	—	—	—	—	6,831

Q3 2002 charge to expense	—	507	13,841	4,087	—	—	—	18,435
Q4 2002 charge to expense	—	—	—	—	279	4,285	4,277	8,841
2002 additional charge	6,283	—	674	—	—	—	—	6,957
Non-cash charges (2)	(22)	—	(2,930)	(4,087)	—	—	(4,277)	(11,316)
Cash payments	(1,002)	(437)	(290)	—	—	—	—	(1,729)
Balance at December 31, 2002	12,090	70	11,295	—	279	4,285	—	28,019

2003 additional charge (credit)	203	(21)	(23)	151	—	(364)	—	(54)
Non-cash charges	—	—	(15)	(151)	—	—	—	(166)
Cash payments	(782)	(49)	(1,316)	—	(26)	—	—	(2,173)
Balance at December 31, 2003	11,511	—	9,941	—	253	3,921	—	25,626

2004 additional charge (credit)	538	—	(377)	—	(85)	(3,921)	—	(3,845)
Non-cash charges	12	—	30	—	—	—	—	42
Cash payments	(1,003)	—	(1,233)	—	(168)	—	—	(2,404)
Balance at December 31, 2004	11,058	—	8,361	—	—	—	—	19,419

2005 additional charge (credit)	—	—	—	—	—	—	—	—
Non-cash charges	—	—	12	—	—	—	—	12
Cash payments	(402)	—	(316)	—	—	—	—	(718)
Balance at April 3, 2005	$10,656	$—	$8,057	$—	$—	$—	$—	$18,713

(1)          Non-cash charges related to the Q3 2001 Restructuring Plan lease loss represents $2.5 million of tenant improvements deemed no longer realizable.

(2)          Non-cash charges related to the Q3 2002 Restructuring Plan lease loss represents $3.2 million of tenant improvements deemed no longer realizable net of a $310,000 write-off of accrued deferred rent.

Of the accrued restructuring charge at April 3, 2005, the Company expects $3.4 million of the lease loss to be paid out over the next twelve months. As such, this amount is recorded as a current liability and the remaining $15.3 million to be paid out over the remaining life of the lease of approximately six years is recorded as a long-term liability.

13.       BUSINESS SEGMENT REPORTING

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

The CODM does, however, monitor sales by products at a more detailed level than those depicted in the Company’s historical general purpose financial statements as follows (in thousands):

	Three Months Ended
	April 3,	March 28,
	2005	2004

Semiconductor and RFID	$7,514	$6,638
Wireless Integrated Assemblies	260	433
Total	$7,774	$7,071

The Company believes it is more meaningful in terms of concentration of risk to combine the sales to manufacturing subcontractors with the end customer who ultimately controls product demand. Sales to individual customers representing greater than 10% of Company consolidated sales during at least one of the past three years are as follows (in thousands):

	Three Months Ended
	April 3,	March 28,
	2005	2004

Richardson Electronics Ltd (1)	$3,529	$3,795
Celestica	1,054	1,094

(1)          Richardson Electronics Ltd. is the sole worldwide distributor of the Company’s complete line of RF semiconductor products.

Sales to unaffiliated customers by geographic area are as follows (in thousands):

	Three Months Ended
	April 3,	March 28,
	2005	2004

United States	$4,791	$4,527
Export sales from United States:
Europe	308	712
China	1,631	765
Other	1,044	1,067
Total	$7,774	$7,071

Long-lived assets located outside of the United States are insignificant.

14.       INCOME TAXES

The tax benefit for the period ended March 28, 2004 of $6.5 million resulted from a revision of the Company’s estimated income tax contingency liability due to the receipt of the final assessment from the Internal Revenue Service related to the audit of the Company’s 1996 through 2000 tax returns.

15.       NET ASSETS HELD FOR SALE

During the three months ended April 3, 2005, the Company combined its two wafer fabrication facilities resulting in excess manufacturing equipment.  Management has initiated a plan to sell this equipment over the course of the next six months. Assets to be held for sale were measured at the lower of carrying amount or fair value less cost to sell.

Management determined fair market value after consideration of several factors including the condition of the equipment, offers made by potential buyers of the equipment and the results of an independent third party appraisal.  This decision had no effect on the Company’s statement of operations as the estimated fair value less cost to sell this equipment exceeded the carrying value of $648,000.

16.       CONTINGENCIES

Environmental Remediation

Our current operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination.   The Company has an accrued liability of $174,000 as of April 3, 2005 to offset estimated program oversight, remediation actions and  record retention costs.  Expenditures charged against the provision totaled $0 and $1,000 for the three month periods ended April 3, 2005 and March 28, 2004, respectively and totaled $14,000, $11,000 and $4,000 in 2004, 2003 and 2002, respectively.

The Company continues to be in compliance with the remedial action plans being monitored by various regulatory agencies at its former Palo Alto and Scotts Valley sites.  The Company has entered into funded fixed price remediation contracts and obtained cost-overrun and unknown pollution conditions insurance coverage.  The Company believes that it is remote that it would incur any liability beyond which it has recorded.  The Company does ultimately retain responsibility for these environmental liabilities in the unlikely event that the environmental firm and the insurance company do not meet their obligations.

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

The nature of these numerous indemnity obligations are diverse and each has different terms, business purposes, and triggering events or conditions. Consistent with customary business practice, any particular indemnity obligation incurred is the result of a negotiated transaction or contractual relationship for which we have accepted a certain level of risk in return for a financial or other type of benefit. In addition, the indemnities in each agreement vary widely in their definitions of both triggering events and the resulting obligations contingent on those triggering events.  It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material effect on the Company’s business, financial condition or results of operations and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other disclosures included elsewhere in this Form 10-Q and our Annual Report filed on Form 10-K for the year ended December 31, 2004. Except for historic actual results reported, the following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. See “Special Notice Regarding Forward-looking Statements” above and “Risk Factors” below for a discussion of certain factors that could cause future actual results to differ from those described in the following discussion.

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

We have continued to augment our existing technology base and design capabilities with two recent acquisitions.  On January 28, 2005 we completed our acquisition of Telenexus, Inc. (“Telenexus”).  We believe the addition of Telenexus’ RFID products and technology will allow us to continue to enhance our RFID reader offerings to further capitalize on market opportunity.  On June 18, 2004, we completed our acquisition of the wireless infrastructure business and associated assets from EiC Corporation, a California corporation and EiC Enterprises Limited (together “EiC”). We believe that the addition of EiC’s technical expertise further enhances WJ’s strategy of offering customers what we believe to be industry leading products for the wireless infrastructure market.

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

Acquisitions

We have completed two acquisitions in connection with the implementation of our business strategy to acquire and develop new and complementary technologies.

On January 28, 2005 we completed our acquisition of Telenexus, Inc. (“Telenexus”).  Pursuant to an Agreement and Plan of Merger, dated January 19, 2005, by and between us, WJ Newco, LLC (the “WJ Sub”), Telenexus and Richard J. Swanson, Wilfred K. Lau, David Fried, Kurt Christensen and Mark Sutton. Telenexus was merged with and into the WJ Sub effective on January 29, 2005. The WJ Sub was the survivor in the merger and is our wholly-owned subsidiary.  Telenexus designs, develops, manufactures and markets radio frequency identification (“RFID”) reader products for a broad range of industries and markets.  By virtue of the merger, we purchased through the WJ Sub all of the assets necessary for the conduct of the RFID business of Telenexus, consisting primarily of, and including, but not limited to RFID modules, baseband processing algorithm technology, applications software and realizations of several reader product designs.  The consideration we paid on the closing date in connection with the merger consisted of cash in the amount of $3.0 million, which was paid out of our cash reserves on the closing date, and 2,333,333 shares of our common stock valued at $8.2 million at the closing date.  Including acquisition costs of $218,000, the aggregate purchase price for the net assets of Telenexus totaled $11.4 million.  Of the closing consideration, cash in the amount of $500,000 and 333,333 shares of our common stock are being held in escrow with respect to any indemnification matter under the merger agreement.  The outstanding balance of the escrow account less any properly noticed unpaid or contested amounts will be distributed within two days after October 28, 2005.  The fair value of our common stock was determined based on the average closing price per share of our common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (January 31, 2005).  In addition to the closing consideration, the sellers may be entitled to further compensation of up to up to $2.5 million in cash and up to 833,333 shares of our common stock if we achieve certain revenue targets by July 28, 2006.  Any change in the fair value of the net assets of Telenexus or any additional consideration to the Shareholders will change the amount of the purchase price allocable to goodwill.  The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”).

On June 18, 2004, we completed our acquisition of the wireless infrastructure business and associated assets from EiC Corporation, a California corporation and EiC Enterprises Limited (together “EiC”). The aggregate purchase price was $13.2 million which included consideration to EiC in the form of payments of cash of $10.0 million and the issuance of 737,000 shares of our common stock valued at $2.5 million, as well as acquisition related costs we incurred of $1.2 million and $126,000 of estimated registration statement related expenses reduced by $576,000 related to the termination settlement of the associated supply agreement with EiC recognized during our quarter ended December 31, 2004. In connection with the acquisition, $1.5 million in cash and 294,118 shares of common stock have been held in escrow as security against certain financial contingencies. On March 30, 2005, we made a claim against the escrow account for unpaid invoices issued under the supply agreement.  We received those funds on May 4, 2005.  The uncontested amount was released to EiC on April 5, 2005 per the escrow agreement and the residual balance of the $1.5 million was released to EiC on May 4, 2005. The outstanding escrow shares balance in the escrow account less any properly noticed unpaid or contested amounts will be distributed within five days after March 31, 2006. On November 23, 2004 we filed a registration statement registering for resale by the seller of up to 442,882 shares of our common stock issued in the acquisition. In addition to the closing consideration, EiC may be entitled to further consideration of up to $14.0 million in cash and shares of our common stock if certain revenue and gross margin targets are achieved by March 31, 2005 and March 31, 2006. We have calculated that the revenue and gross margin targets were not met for the nine month period ending March 31, 2005.  EiC has thirty days to review and possibly contest our calculation.  EiC may be entitled to further consideration of up to $7.0 million in cash and shares of our common stock if certain revenue targets are achieved by March 31, 2006.  We shall pay EiC this additional consideration, if earned, ninety percent (90%) in our common stock and ten percent (10%) in cash. The number of shares of our common stock to be delivered shall be determined by dividing the value in dollars of the portion payable in our common stock by the average closing price of our common stock, as quoted on the NASDAQ National Market, during the ten consecutive trading days ending one trading day before the end of the period covered by the payment, provided, however, that in the event that the calculation of the average closing price results in a price for the first payment that would be less than $5.00 or for the second payment that would be less than $6.00, then we, at our option, in our sole discretion, may elect to make the payment part or all in cash and the balance, if any, in shares of our common stock. If EiC receives such consideration, the amounts will be recorded as an increase to goodwill. The fair value of our common stock was determined based on the average closing price per share of our common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (June 21, 2004). The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”).

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  This SAB requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. Revenues from our distributor are recognized upon shipment based on the following factors:  our sales price is fixed or determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributor has separate economic substance, we have no obligation with respect to the resale of the distributor’s inventory, and we believe we can reasonably estimate the potential returns from our distributor based on their history and our visibility in the distributor’s success with its products and into the market place in general. We accrue for distributor right of return, authorized price reductions for specific end-customer sales opportunities and price protection based on known events and historical trends. Through 2004 the amount of those reserves has not been material.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.  In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 48 “Revenue Recognition When Right of Return Exists”, we accrue a reserve based on our reasonable estimate of future returns based on historical trends and contractual limitations. Per contractual agreement, the distributor may return product three times per year under the following conditions:  the total value of inventory returned shall not exceed an amount equal to 5% of the total value of the distributor’s stock on hand of our products as reported in the prior month’s inventory report, the inventory is returned no earlier than 6 months and no later than 24 months from the date of the original invoice date and the product’s packaging has not been opened or any alteration or modification has been performed on the part.  At the end of any given period, our revenue reserves equal 5% of the distributor’s current reported inventory and cost of revenue for the associated cost of the estimated returns. As of April 3, 2005 and March 28, 2004, our distributor stock rotation reserve was $178,000 and $199,000, respectively. As of December 31, 2004, 2003 and 2002, our distributor stock rotation reserve was $338,000, $196,000 and $247,000, respectively.  Beginning in September 2003, we entered into a program where the distributor would receive a credit if it sold specific product at a reduced price to specific end-customers pre-authorized by us.  We maintain a log of all such pre-authorized price reductions which we accrue as a reduction to revenue in the period that the pre-authorization occurs per issue 4 of EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer.”  As of April 3, 2005 and March 28, 2004, our Ship & Debit Allowance was $14,000 and $7,000, respectively. As of December 31, 2004, 2003 and 2002, our Ship & Debit Allowance was $5,000, $29,000 and $0, respectively.  If we reduce the prices of our products as negotiated with the distributor, the distributor may receive a credit for the difference between the price paid by the distributor and the reduced price on applicable unsold products remaining in the distributor’s inventory on the effective date of the price reduction assuming that inventory is less than 24 months old as determined by the original invoice date.  We reserve for distributor price protection per issue 4 of EITF 01-9 based on specific identification of our initiated price reductions and the associated reported distributor inventory.  There have been no such price reductions during the three months ended April 3, 2005 and in 2004, 2003 or 2002.

We may enter into contracts to perform research and development for others meeting the requirements of Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”.  Revenue under development agreements is recognized when applicable contractual non-refundable milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion method in accordance with Accounting Research Bulletin 45 “Long-Term Construction Type Contracts” using the relevant guidance in the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Given the duration and nature of these development contracts, we believe that recognizing revenue under the percentage completion method best represents the legal and economic results of contract performance on a timely basis.  The costs associated with development agreements are included in cost of goods sold.  The achievement of contractual milestones is evidenced by written documentation provided by the customer in accordance with the applicable terms and conditions of each contract.  In any period, progress on the contract is based on input measures (direct labor dollars, direct material costs and direct outside processing costs) in the ratio of costs incurred to total estimated costs.  Estimated costs to complete are provided by engineering personnel directly involved in the development program and are reviewed by management and finance personnel for reasonableness given the known facts and circumstances.  A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on our results of operations. If we bill the customer prior to performing services under the development agreement, the amounts are recorded as deferred revenue.  During the three months ended April 3, 2005, we recorded revenue of $167,000 under development agreements and our balance of deferred revenue at April 3, 2005 is $224,000.  No comparable amounts were included in the three months ended March 28, 2004.

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

CURRENT OPERATIONS

For The Period Ended April 3, 2005 Compared to March 28, 2004

Sales – We recognized $7.8 million and $7.1 million in sales for the three months ended April 3, 2005 and March 28, 2004, respectively. Semiconductor and RFID sales in the first quarter of 2005 totaled $7.5 million, an increase of $876,000 or 13% over the first quarter sales of 2004 of $6.6 million. This increase in our Semiconductor and RFID sales related to an increase in the volume of products sold due, in part, to our introduction of over 60 new products (including our MPR family of PCMCIA type II form factor UHF RFID multi-protocol readers and our power amplifier modules for PAS/PHS telecommunicaiton networks in China), our expanded semiconductor product offering due to our acquisition of the wireless infrastructure business from EiC Corporation (representing $1.3 million of our sales in the three months ended April 3, 2005), our expanded RFID product offering due to our acquisition of Telenexus (representing $361,000 of our sales in the three months ended April 3, 2005) and our increasing sales in Asia (particularly China, which increased 113% in the comparable three month period).  This increase was mitigated by an approximate 8% decrease in the average selling price of our semiconductor products due to competitive pressure.

Cost of Goods Sold – Our cost of goods sold for the three months ended April 3, 2005 was $4.3 million, an increase of $1.2 million or 36% as compared with cost of goods sold of $3.2 million in the three months ended March 28, 2004. During the three months ended April 3, 2005, cost of goods sold were 56% as a percentage of sales which compares to 45% in the corresponding prior year period. This increase in our cost of goods sold as a percentage of sales primarily reflects the change in our product sales mix to a greater percentage of our HBT semiconductors (including our newly developed ECM168 12V power amplifier) which have not achieved as high a margin as our pre-existing semiconductor product families.

We continue to experience unabsorbed overhead costs related to underutilization of our existing wafer fabrication facility. While prior restructuring programs have mitigated some of our unabsorbed overhead through the write down of excess facilities and equipment, we will still have fixed manufacturing costs that these efforts will not impact until we can further reduce excess capacity. We typically generate a lower gross margin on new product introductions which we expect to be a higher percentage of our sales mix going forward. Over time, we typically become more efficient relative to new products through learning and increased volumes as well as through improved yields. New product lines also contain a greater degree of inventory risk due to uncertainty regarding a lack of visibility and predictability of customer demand and potential competition.

Research and Development – Our research and development expense for the three months ended April 3, 2005 was $4.7 million, an increase of $640,000 or 16% as compared with research and development expense of $4.1 million in the three months ended March 28, 2004. The increase in absolute dollars in the three months ended April 3, 2005 is primarily related to the increased engineering staff and new product development efforts related to the products and processes we acquired from EiC,  the increased engineering staff and new product development related to the products we acquired from Telenexus and increase spending on design consulting services. Research and development efforts in the three months ended April 3, 2005 were primarily attributable to spending on the continuing development of our radio frequency identification (“RFID”) reader ASIC, development of a 1.0 Watt PCMCIA Type II RFID Reader Card (MPR7000), 12V (AP5XX series) and 28V high power HBT amplifiers and an ASIC development program for homeland security radio applications. During the three months ended April 3, 2005, research and development expenses were 61% as a percentage of sales which compares to 58% in the corresponding prior year period. The increase in research and development expense as a percentage of sales in 2005 relates to the factors noted above. Product research and development is essential to our future success and we expect to continue to make investments in new product development and engineering talent. For the remainder of 2005 we will focus our research efforts and resources on RF semiconductor development which target multiple growth markets such as RFID and defense and homeland security and while expanding our addressable market opportunities in wireless communications and broadband cable. We will also explore process capabilities of third party foundries and develop products under new process technologies such as SiGe BiCMOS.

Selling and Administrative – Selling and administrative expense for the three months ended April 3, 2005 was $3.2 million or 41% of sales, an increase of $346,000 or 12% as compared with selling and administrative expense of $2.8 million or 40% of sales in the three months ended March 28, 2004.  The increase in absolute dollars during the three month period ended April 3, 2005 is primarily related to a $142,000 increase related to the acquired administrative operations of Telenexus, $136,000 increase in salaries and wages due to an increase in the number of sales and marketing personnel, a $127,000 increase in external sales representatives commission due to the increase in semiconductor sales over the prior year’s quarter, $89,000 increase in accounting fees resulting from additional corporate governance requirements and an increase of $69,000 in advertising and promotion costs associated with our attendance at two RFID trade shows. These increased costs were partially offset by a $153,000 decrease in bonus expense and the recovery of $41,000 of previously reserved accounts receivable as compared to an additional reserve of $29,000 for receivables whose collection was determined to be doubtful recorded during the three months ended March 28, 2004. As a percentage of sales, the increase in selling and administrative expense during 2005 reflects the factors noted above.

Acquired In-process Research and Development Expenses – During the first quarter of 2005, $3.4 million of the purchase price for the acquisition of Telenexus, Inc. was allocated to acquired in-process research and development expense (“IPRD”). Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and have no future alternative use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is minimal remaining risk relating to the development. The value assigned to IPRD charge comprises the following projects:  multi-protocol readers ($1.3 million), Smart readers ($900,000) and Class 3 readers ($1.2 million).  As of April 3, 2005, the estimated aggregate cost to complete these projects was $867,000, $1.3 million and $857,000, respectively which is expected to occur during our second quarter of 2005 through our fourth quarter of 2006. The value of these projects was determined by estimating the discounted net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project.  Actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisition. The assumptions consist primarily of expected completion dates for the IPRD projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market.

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

Interest Income – Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. Our interest income in the three months ended April 3, 2005 was $240,000, an increase of $74,000 or 45% as compared with interest income of $166,000 in the three months ended March 28, 2004.  This increase for the three months ended April 3, 2005 primarily resulted from an increase in interest rates.

Interest Expense – Our interest expense for the three months ended April 3, 2005 was $23,000, a decrease of $2,000 or 8% as compared with interest expense of $25,000 for the three months ended March 28, 2004.  Interest expense for all periods relates to maintenance fees associated with our revolving credit facility and outstanding letters of credit.

Income Tax Benefit –The tax benefit for the three months ended March 28, 2004 of $6.5 million resulted from the revision of our estimated tax liability based on the audit of the Company’s 1996 through 2000 tax returns.  Beginning in 2002, it was determined that it was not more likely than not that any additional deferred tax assets would be realized through the application of carryforward claims.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at April 3, 2005 totaled $38.6 million, a decrease of $4.5 million or 10% compared to the balance of $43.1 million at December 31, 2004.

In December of 2000, we entered into a revolving credit facility (“Revolving Facility”) with a bank, the terms of which were amended and restated in September 2003. Under the new terms, the Revolving Facility provides for a maximum credit extension of $20.0 million with a $15.0 million sub-limit to support letters of credit and matures on September 22,

2005. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires us to maintain certain financial ratios and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission. The Revolving Facility is secured by substantially all of our assets. We were in compliance with the covenants as of April 3, 2005. As of December 31, 2004 and April 3, 2005, there were no outstanding borrowings under the Revolving Facility. The Company has letters of credit of $3.2 million outstanding as of April 3, 2005 against which no amounts have been drawn.

Net Cash Used in Operating Activities – Net cash used in operations was $1.7 million and $3.6 million in the three months ended April 3, 2005 and March 28, 2004, respectively. Net income (loss) in the three months ended April 3, 2005 and March 28, 2004 was ($7.7) million and $3.6 million, respectively.

Significant items impacting the difference between net loss and cash flows used in operations in the first three months of 2005 was $1.2 million provided by working capital. The $1.2 million provided by working capital primarily relates to a $1.4 million decrease in receivables and a $844,000 decrease in other assets which was partially offset by a $705,000 decrease in restructuring liabilities. Our receivables decreased $1.4 million as our shipments for this quarter were more evenly distributed allowing for increased collections within the quarter. The $844,000 decrease in other assets resulted from the collection during the quarter of interest receivable (primarily purchased interest) related to our investment in marketable securities and short-term available-for-sale investments. The $705,000 million decrease in restructuring liabilities primarily relates to payments against the remaining lease loss accrual.

Significant items impacting the difference between net income and cash flows used in operations in the first three months of 2004 were $1.6 million used in working capital and $6.5 million related to a decrease in our income tax liability. The $1.6 million used in working capital primarily relates to a $1.2 million increase in receivables and a $580,000 decrease in restructuring liabilities. Our receivables increased $1.2 million due to the majority of our shipments occurring within the last month of this quarter. The $580,000 million decrease in restructuring liabilities primarily relates to payments against the remaining lease loss accrual. The $6.5 million decrease in our income tax liability resulted from a revised estimate related to the audit of our 1996 through 2000 tax returns.

Net Cash Provided by Investing Activities – Net cash provided by investing activities was $1.7 million and $10.9 million in the three months ended April 3, 2005 and March 28, 2004, respectively. In the first three months of 2005, we realized $13.4 million in proceeds from the sale and maturities of our short-term investments which was partially offset by $8.4 million used to purchase short-term investments and $3.1 million to acquire Telenexus, Inc. including associated acquisition costs. In the first three months of 2004, we realized $24.5 million in proceeds from the sale and maturities of our short-term investments and $102,000 of capital expenditures which was partially offset by $13.5 million used to purchase short-term investments. During 2005, we expect to invest approximately $1.0 million to $2.0 million in capital expenditures of which $191,000 was purchased in the first three months. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so throughout 2005.

Net Cash Provided by Financing Activities – Net cash provided by financing activities totaled $303,000 and $10.5 million in the three months ended April 3, 2005 and March 28, 2004, respectively.  In the first three months of 2005, we received net proceeds of approximately $346,000 from the sale of our common stock to employees through our option plans which was partially offset by $43,000 of financing costs associated with our revolving credit facility.  In the first three months of 2004, we received net proceeds of $10.2 million related to our secondary public offering of 2.0 million newly issued shares of our common stock and approximately $368,000 from the sale of our common stock to employees through our option plans.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements except for certain operating leases. Our contractual obligations are set forth in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our annual report on Form 10-K for the year ended December 31, 2004. There have been no material changes to the disclosures therein in the three months ended April 3, 2005.

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

Expected Maturity Dates	Expected Maturity Amounts	Weighted Average Interest Rate
	(in thousands)
Cash equivalents:
2005	$23,771	2.45%
Short-term investments:
2005	13,908	2.79%
Fair value at April 3, 2005	$37,679

Item 4.  CONTROLS AND PROCEDURES

Attached as exhibits 31.1 and 31.2 to this Form 10-Q are certifications of WJ Communication’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

We have evaluated our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), and there have been no changes in our internal control over financial reporting during the most recent fiscal quarter, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Telenexus has been excluded from management’s evaluation because it was acquired by us in a business combination on January 28, 2005 and it is not possible for management to conduct an assessment of Telenexus’ internal control over financial reporting in the period between the consummation date and the due date of this report.

RISK FACTORS

You should carefully consider the risks described below before making an investment decision in our securities.  These risk factors are effective as of the date of this Quarterly Report on Form 10-Q and shall be deemed to be modified or superseded to the extent that a statement contained in our future filings modifies or replaces such statement. The forward-looking statements in this Quarterly Report on Form 10-Q involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.  The most significant risks and uncertainties known to us that we believe make an investment in our stock speculative or risky are set forth in this section.  This section does not include those risks and uncertainties that could apply to any issuer or any offering.

We have a history of losses, we may incur future losses, and if we are unable to achieve profitability our business will suffer and our stock price may decline.

We have not recorded operating income since 1999 and we may not be able to achieve revenue or earnings growth or obtain sufficient revenue to sustain profitability. In the three months ended April 3, 2005 our sales were $7.8 million and we incurred an operating loss of $7.9 million.  In addition, our sales for the year ended December 31, 2004 were $32.3 million compared to $26.6 million for 2003.  We incurred an operating loss of $17.3 million for the year ended December 31, 2004 compared to $16.7 million for 2003.

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

Richardson Electronics, Ltd. is the sole worldwide distributor of our complete line of RF semiconductor products. This sole distributor is our largest semiconductor customer and our sales to Richardson Electronics, Ltd. represent 51% and 57% of our semiconductor sales for the three months ended April 3, 2005 and March 28, 2004, respectively. We cannot assure you that this exclusive relationship will improve sales of our semiconductor products or that it is the most effective method of distribution. If this sole distributor fails to successfully market and sell our products, our semiconductor sales could materially decline. Our agreement with this distributor does not require it to purchase our products and is terminable at any time. If this distribution relationship is discontinued, our RF semiconductor sales could materially decline.

We depend upon a small number of customers that account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a reduction of sales.

We depend on a small number of customers for a majority of our sales. We currently have two customers, Richardson Electronics, Ltd. and Celestica, which each accounted for more than 10% of our sales and in aggregate accounted for 59% of our sales for the three months ended April 3, 2005.  We had two customers, Richardson Electronics and Celestica, which each accounted for more than 10% of our sales and in aggregate accounted for 69% of our sales for the three months ended March 28, 2004. Sales to Richardson Electronics accounted for 45% and 54% of our sales for the three months ended April 3, 2005 and March 28, 2004, respectively. Sales to Celestica accounted for 14% and 15% of our sales for the three months ended April 3, 2005 and March 28, 2004, respectively.

The decrease in our sales to both customers is primarily related to reduced spending for the wireless infrastructure market over the comparable three month period.

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

We occasionally receive communications from third parties alleging infringement of patent and other intellectual property rights. While we are not subject to any current claims that we believe could be material, there can be no assurance that material claims will not arise in the future.  While all of our revenue is derived from products containing our proprietary intellectual property, approximately 9% and 3% of our revenue for the three month periods ended April 3, 2005 and March 28, 2004, respectively and approximately 5% of our 2004 revenue is derived from newly developed technologies which could be particularly vulnerable to infringement claims. We intend to vigorously protect our proprietary intellectual property rights with respect to all of our products. However, we cannot assure you that claims can be amicably disposed of, and it is possible that litigation could ensue. Litigation could result in substantial costs to us and diversion of our resources. If we fail to obtain a necessary license or if we do not prevail in patent or other intellectual property litigation, we could be required to discontinue selling the affected products, to seek to develop non-infringing technologies, which may not be feasible, and to pay monetary damages, any of which could harm our business.

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

We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary products and/or components and materials. Lead times for components and materials that we, or our outsourced manufacturers, order can vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. To the extent that we rely on outsourced manufacturers, many of these factors will be outside of our direct managerial control. For substantial increases in production levels, our outsourced manufacturers and some suppliers may need six months or more lead time. As a result, we may be required to make financial commitments in the form of purchase commitments. We lack visibility into the finished goods inventories of our customers and the end-users. This lack of visibility impacts our ability to accurately forecast our requirements. If we overestimate our component, material and outsourced manufactured requirements, we may have excess inventory, which would increase our costs. An additional risk for potential excess inventory results from our volume purchase commitments with certain material suppliers, which can only be reduced in certain circumstances. Additionally, if we underestimate our component, material, and outsourced manufactured requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our sales and profitability. We have incurred, and may in the future incur, charges related to excess and obsolete inventory. These charges amounted to $112,000 and $129,000 in the three month periods ended April 3, 2005 and March 28, 2004, respectively and $670,000, $251,000 and $212,000 for the years ended December 31, 2004, 2003 and 2002, respectively. While these charges may be partially offset by subsequent sales of previously written-down inventory, there can be no assurance that any such sales will be significant. As we broaden our product lines we must outsource the manufacturing of or purchase a wider variety of components. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility of customer acceptance and potential competition. Both of these factors will contribute a higher level of inventory risk in our near future.

We depend on outsourced manufacturers and on single or limited source suppliers for some of the key components and materials in our products, which makes us susceptible to shortages or price fluctuations that could adversely affect our operating results.

We typically purchase our components and materials through purchase orders, and we have no guaranteed supply arrangements with any of our suppliers. We currently purchase several key components and materials used in our products from single or limited source suppliers.  These products amounted to 15% and 2% of our revenue for the three month periods ended April 3, 2005 and March 28, 2004, respectively and 5%, 5% and 2% of our revenue for the years ended December 31, 2004, 2003 and 2002, respectively.  Although we do not currently have any suppliers that are material to our business, in the event one of our sole source suppliers or outsourced manufacturers are unable to deliver us products or unwilling to sell us components or materials, it could harm our business.  It could take us as long as 6 to 12 months to replace our single or limited source suppliers and these can be no assurance that we would be successful. Additionally, we or our outsourced manufacturers may fail to obtain required products and components in a timely manner in the future. We may also experience difficulty identifying alternative sources of supply for the components used in our products or products we obtain through outsourcing. We would experience delays if we were required to test and evaluate products of potential alternative suppliers or products we obtain through outsourcing. Furthermore, financial or other difficulties faced by our outsourced manufacturers, or suppliers or significant changes in demand for the components or materials they use in the products and/or supply to us could limit the availability of those products, components or materials to us. Thus far we have not experienced any material delays related to such suppliers, but we cannot assure you that this will continue to be the situation.

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

Effective internal controls required under Section 404 of the Sarbanes-Oxley Act of 2002 are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our business, reputation and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, our external auditors identified a “material weakness” in the course of their review of the quarter ended September 26, 2004, which means that they believed that there was “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weakness related to a failure to record an accounting entry for a material severance charge resulting from the modification of two option agreements (extension of the option period).  We have subsequently remediated by strengthening our disclosure control procedures to ensure proper communication of board decisions to the appropriate financial personnel. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could subject us to regulatory sanctions, harm our business and operating results or cause us to fail to meet our reporting obligations.  Inferior internal controls could also harm our reputation and cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Changes in the accounting treatment of stock options could adversely affect our results of operation and could adversely affect our ability to attract and retain key personnel.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) which requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123 and FAS 148. In 2006 when we are required to expense employee stock options, this change in accounting treatment would affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. We have not yet quantified the effects of the adoption of SFAS 123R, but we expect that the new standard may result in significant stock-based compensation expense.  The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of the original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in Note 2 to the consolidated financial statements included our annual report on Form 10-K for the year ended December 31, 2004 under the caption “STOCK-BASED COMPENSATION” and result in a $0.09 reduction in annual diluted earnings per share for 2004.  Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

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

We sell a significant portion of our product to customers outside of the United States. Sales to customers outside of the United States accounted for approximately 38% and 36% of our sales in the three month periods ended April 3, 2005 and March 28,

2004, respectively and approximately 35%, 32% and 34% of our sales in the years ended December 31, 2004, 2003 and 2002, respectively. We expect that sales to customers outside of the United States will continue to account for a significant portion of our sales. Although all of our foreign sales are denominated in U.S. dollars, such sales are subject to certain risks, including, among others, changes in regulatory requirements, the imposition of tariffs and other trade barriers, the existence of political, legal and economic instability in foreign markets, language and cultural barriers, seasonal reductions in business activities, our ability to receive timely payment and collect our accounts receivable, currency fluctuations, and potentially adverse tax consequences, which could adversely affect our business and financial results.

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

Sales of substantial amounts of our common stock by Fox Paine, selling stockholders in connection with shares we have issued in recent acquisitions and others, could adversely affect the market price of our common stock

As of April 3, 2005, Fox Paine was the beneficial owner of 40% of our common stock which represents 25.5 million of our 63.7 million outstanding shares of common stock.  In addition, we have issued an aggregate of 2,442,882 shares of our common stock in connection with our recent EiC and Telenexus acquisitions and there are an aggregate of 627,451 shares being held in escrow which will be released if there are no indemnification claims.  We may be required to pay further compensation in the EiC acquisition of up to $7.0 million in cash (10%) and shares (90%) if specific revenue targets are achieved by March 31, 2006 and in the Telenexus acquisition, of up to $2.5 million in cash and up to 833,333 shares if certain revenue targets are achieved by July 28, 2006.  If the targets are attained and we elect to pay in shares of common stock, the number of additional shares issued in connection with these transactions could be significant depending on the average closing price of our stock on Nasdaq during the 10 day period prior to the end of the earnout period. If, for example, the average closing price is $3.50 per share and the full targets are met, we would be obligated to issue 1,800,000 shares in early 2005 and 3,228,571 shares in 2006 unless we otherwise elect to pay in cash.  Our stock is not heavily traded and our stock prices can fluctuate significantly.  As such, sales of substantial amounts of our common stock into the public market by Fox Paine selling stockholders in connection with the EiC and Telenexus acquisitions or others, or perceptions that significant sales could occur, could adversely affect the prevailing market price of our common stock.

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

As of April 3, 2005, Fox Paine & Company, LLC (“Fox Paine”) is the indirect beneficial owner of 40% of our outstanding share capital. As a result, Fox Paine has and will continue to have significant influence over the outcome of matters requiring stockholder approval, including:

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

Our stock price is highly volatile.

The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering in August, 2000, through April 3, 2005, our common stock has traded at prices as low as $0.560 and as high as $59.875 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

Although we had cash, cash equivalents and short-term investments of $38.6 million at April 3, 2005, we do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not invest in our common stock.

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

Item 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e)          Issuer Purchases of Equity Securities

On July 27, 2004 our Board of Directors authorized a new share repurchase program of up to $2.0 million of our common stock. We did not make any repurchases under this program, for the three months ended April 3, 2005.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.  OTHER INFORMATION

(b)         We recently established a Corporate Governance and Nominating Committee of the Board of Directors (the “Corporate Governance and Nominating Committee”) to recommend to the full Board each of the nominees for election to the Board of Directors.  The Corporate Governance and Nominating Committee has adopted a charter which sets forth the procedures by which stockholders may recommend nominees to the Board of Directors and a current copy of this charter will be available on our website at www.wj.com at the time we file our proxy statement for the 2005 annual meeting of stockholders. Prior to adoption of the Corporate Governance and Nominating Committee charter, we did not have formal procedures in place for such. In accordance with the committee’s charter, stockholder nominations recommended for consideration by the Corporate Governance and Nominating Committee should be addressed to:

Chairperson of the Corporate Governance and Nominating Committee

WJ Communications, Inc.

401 River Oaks Parkway

San Jose, CA 95134

Item 6.  EXHIBITS

(a)          Exhibits

The exhibits listed on the following index to exhibits are filed as part of this Form 10-Q.

Exhibit Number	Exhibit Description

10.1	Employment agreement between the Registrant and Javed S. Patel.

10.2	Employment agreement between the Registrant and Neil Morris, Ph.D.

10.3	Employment agreement between the Registrant and Robert J. Bayruns.

31.1	Certification of Michael R. Farese, Chief Executive Officer, pursuant to Rule 13a-14)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Ephraim Kwok, Chief Financial Officer, pursuant to Rule 13a-14/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Michael R. Farese, Ph.D., Principal Executive Officer, Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

32.2	Certification of Ephraim Kwok, Principal Financial Officer, Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 18th day of May 2005.

WJ COMMUNICATIONS, INC.
(Registrant)

Date	May 18, 2005	By:	/s/ MICHAEL R. FARESE, Ph.D.
Michael R. Farese, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date	May 18, 2005	By:	/s/ EPHRAIM KWOK
Ephraim Kwok
Chief Financial Officer
(principal financial officer)