Form 10-Q
period 2005-07-03
WJ COMMUNICATIONS INC
filed 2005-08-12
CIK 105006

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒  No  ☐

As of August 10, 2005 there were 64,463,206 shares outstanding of the registrant’s common stock, $0.01 par value.

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, our Annual Report on Form 10-K, our shareholders’ annual report, press releases and certain information provided periodically in writing or orally by the our officers, directors or agents contain certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecasted in the forward-looking statements. In addition, the forward-looking events discussed in this report might not occur. These risks and uncertainties include, among others, those described in the section of this report and our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 30, 2005 entitled “Risk Factors.”  Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission. We assume no obligation to update or revise the forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

WJ COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS AND SIX MONTHS ENDED JULY 3, 2005

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the Three and Six Months ended July 3, 2005 and June 27, 2004

Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months ended July 3, 2005 and June 27, 2004.

Condensed Consolidated Balance Sheets at July 3, 2005 and December 31, 2004

Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 3, 2005 and June 27, 2004

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

Signatures

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Sales:
Semiconductor	$3,498	$6,853	$10,491	$13,302
RFID	492	252	1,013	440
Wireless integrated assemblies	33	1,309	293	1,743
Total sales	4,023	8,414	11,797	15,485

Cost of goods sold	2,870	3,308	7,218	6,503
Gross profit	1,153	5,106	4,579	8,982
Operating expenses:
Acquired in-process research and development	—	8,500	3,400	8,500
Research and development	4,397	4,131	9,140	8,234
Selling and administrative	4,824	2,958	8,012	5,804
Restructuring reversals	—	(430)	—	(430)
Total operating expenses	9,221	15,159	20,552	22,108
Loss from operations	(8,068)	(10,053)	(15,973)	(13,126)
Interest income	261	155	501	320
Interest expense	(24)	(28)	(48)	(53)
Other income—net	3	—	8	—
Loss before income taxes	(7,828)	(9,926)	(15,512)	(12,859)
Income tax benefit	—	—	—	(6,542)
Net loss	$(7,828)	$(9,926)	$(15,512)	$(6,317)

Basic and diluted net loss per share	$(0.12)	$(0.16)	$(0.24)	$(0.11)
Basic and diluted average shares	64,055	60,254	63,536	59,832

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

Net loss	$(7,828)	$(9,926)	$(15,512)	$(6,317)
Other comprehensive gain:
Unrealized holding gains (losses) on securities arising during the period net of reclassification adjustments	1	(11)	7	(10)

Comprehensive loss	$(7,827)	$(9,937)	$(15,505)	$(6,327)

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	July 3,	December 31,
	2005	2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$24,043	$24,392
Short-term investments	12,960	18,732
Receivables (net of allowances of $107 and $496, respectively)	5,463	6,841
Inventories	5,109	5,148
Net assets held for sale	129	—
Other	1,472	3,183
Total current assets	49,176	58,296

PROPERTY, PLANT AND EQUIPMENT, net	8,144	9,679

Goodwill	6,875	1,368
Intangible assets, net	2,064	180
Other assets	210	210
	$66,469	$69,733

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,328	$2,633
Accrued liabilities	1,564	1,607
Accrued payroll and profit sharing	2,299	1,498
Accrued workers’ compensation	399	538
Income tax contingency liability	1,939	1,946
Deferred margin on distributor inventory	3,369	—
Restructuring accrual	3,244	3,350
Total current liabilities	15,142	11,572

Restructuring accrual	14,845	16,069
Other long-term obligations	812	795

Total liabilities	30,799	28,436

STOCKHOLDERS’ EQUITY:
Common stock	663	629
Treasury stock	(18)	(18)
Additional paid-in capital	203,935	194,262
Accumulated deficit	(168,712)	(153,199)
Deferred stock compensation	(193)	(365)
Other comprehensive loss	(5)	(12)
Total stockholders’ equity	35,670	41,297
	$66,469	$69,733

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 3,	June 27,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(15,512)	$(6,317)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,555	1,385
Acquired in-process research and development	3,400	8,500
Amortization of deferred financing costs	21	21
Net loss on disposal of property, plant and equipment	4	—
Non-cash restructuring charges (reversals)	55	(413)
Stock based compensation	724	146
Provision for (reduction in) allowance for doubtful accounts	(76)	49
Amortization of net premiums on short-term investments	170	132
Net changes in:
Receivables	1,719	(1,396)
Inventories	232	(674)
Other assets	1,613	713
Restructuring liabilities	(1,385)	(1,150)
Income tax contingency liability	(6)	(6,994)
Deferred margin on distributor inventory	3,369	—
Accruals and accounts payable	272	(535)
Net cash used in operating activities	(3,845)	(6,533)

INVESTING ACTIVITIES:
Purchase of short-term investments	(14,676)	(33,977)
Proceeds from sale and maturities of short-term investments	20,396	57,328
Purchases of property, plant and equipment	(263)	(136)
Acquisition of Telenexus and related costs	(3,217)	—
Acquisition of EiC and related costs	(32)	(11,196)
Proceeds on disposal of property, plant and equipment	370	—
Net cash provided by investing activities	2,578	12,019

FINANCING ACTIVITIES:
Payments on long-term borrowings	(47)	(65)
Net proceeds from issuances of common stock	965	10,748
Net cash provided by financing activities	918	10,683

Net increase (decrease) in cash and cash equivalents	(349)	16,169
Cash and cash equivalents at beginning of period	24,392	10,900
Cash and cash equivalents at end of period	$24,043	$27,069

Other cash flow information:
Income taxes paid	$6	$452
Interest paid	28	32
Noncash investing and financing activities:
Issuance of common stock for Telenexus acquisition	8,190	—
Issuance of common stock for EiC acquisition	—	2,484

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended July 3, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The following table illustrates the effect on net loss and net loss per share had compensation cost for all of the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans, and amortized to expense over the vesting period of the awards consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

Reported net loss	$(7,828)	$(9,926)	$(15,512)	$(6,317)
Add: Total stock-based employee compensation expense included in reported net loss	634	79	724	146
Deduct: Total stock-based employee compensation expense under fair value based method for all awards	(989)	(1,395)	(2,008)	(2,176)
Pro forma net loss	$(8,183)	$(11,242)	$(16,796)	$(8,347)

Net loss per basic and diluted share
As reported	$(0.12)	(0.16)	(0.24)	(0.11)
Pro forma	$(0.13)	(0.19)	(0.26)	(0.14)

2.              ORGANIZATION AND OPERATIONS OF THE COMPANY

WJ Communications, Inc. (formerly Watkins-Johnson Company, the “Company”) was founded in 1957 in Palo Alto, California. The Company was originally incorporated in California and reincorporated in Delaware in August 2000. For more than 45 years, the Company developed and manufactured radio frequency (“RF”) microwave devices for government electronics and space communications systems used for intelligence gathering and communication. In 1996, the Company began to develop commercial applications for its military technologies. The Company’s current operations design, develop and market innovative, high-performance products for both current and next generation wireless and broadband cable networks, radio frequency identification (“RFID”) systems and defense and homeland security systems worldwide. The Company’s products are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which seek to address the RF requirements of these various systems. The Company currently generates the majority of its revenue from products utilized in wireless and wireline networks. The Company’s revenue from products used in RF identification systems and defense and homeland security systems represents a less significant portion of its current revenue.

3.              REVENUE RECOGNITION

Historically, revenues from the Company’s distributors were recognized upon shipment based on the following factors:  the Company’s sales prices are fixed or determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributors have full risk of physical loss, the distributors have separate economic substance, the Company has no obligation with respect to the resale of the distributors’ inventory, and the Company believed it could reasonably estimate the potential returns from its distributors based on their history and its visibility to the distributors’ success with its products and into the market place in general. The Company accrued for distributor right of return based on known events and historical trends in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 48 “Revenue Recognition When Right of Return Exists,” and for price protection in accordance with Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. Through the Company’s first quarter ended April 3, 2005 the amount of those reserves had not been material.  The Company accrued a reserve based on its reasonable estimate of future returns based on historical trends and contractual limitations. Per contractual agreement, Richardson Electronics LTD may return product three times per year under the following conditions:  the total value of inventory returned shall not exceed an amount equal to 5% of the total value of the distributor’s stock on hand of the Company’s products as reported in the prior month’s inventory report, the inventory is returned no earlier than 6 months and no later than 24 months from the date of the original invoice date and the product’s packaging has not been opened or any alteration or modification has been performed on the product.  The contractual agreement with WAV Wireless Outfitters included identical terms though the total value of inventory returned could not exceed an amount equal to 15% of the total value of its stock on hand of the Company’s products as reported in the prior month’s inventory report.

The Company has historically received stock rotation requests from its distributors that were within the amounts estimated and contractually allowed with the only exception being the stock rotation in February, 2004 which was approximately $37,000 in excess of the amount contractually allowed.  However, the most recent request from its distributor for stock rotation within the Company’s current quarter ended July 3, 2005 was again higher than the amount contractually allowed by approximately $51,000. Management, with the concurrence of the Company’s Audit Committee, believes the increasing percentage of new products introduced by the Company makes it likely that stock rotation reserves will continue to be difficult to estimate based on historical patterns and contractual provisions. Based on this change in facts and circumstances and management’s future expectations, the Company believes that it can no longer reasonably estimate the amount of future returns from its distributors as of July 3, 2005.  Accordingly, recognition of revenue and associated cost of sales on shipments to distributors is deferred until the resale to the end customer.  This change in application resulted in a $4.1 million revenue deferral in the Company’s second quarter of 2005. Although revenue is deferred until resale, title of products sold to distributors transfers upon shipment.  Accordingly, shipments to distributors are reflected in the consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment.  Deferred revenue and the corresponding cost of sales on shipments to distributors are reflected in the consolidated balance sheet on a net basis as “Deferred margin on distributor inventory.”

As this change in the application of the Company’s revenue recognition policy is the result of a change in current facts and circumstances, in accordance with Accounting Principles Board Opinion No. 20 “Accounting Changes” paragraph 8, the Company has accounted for the change within the current quarter.

4.                                      ACQUISITIONS

EiC Acquisition

On June 18, 2004, the Company completed its acquisition of the wireless infrastructure business and associated assets from EiC. The aggregate purchase price was $13.3 million which included payments of cash of $10.0 million, the issuance of 737,000 shares of the Company’s common stock valued at $2.5 million, acquisition costs of $1.2 million (including $700,000 paid to a related party for investment banking services in connection with the acquisition) and $152,000 registration statement related expenses reduced by a $576,000 benefit from the termination settlement of the associated supply agreement with EiC recognized during our quarter ended December 31, 2004. In connection with the acquisition, $1.5 million in cash and 294,118 shares of common stock have been held in escrow as security against certain financial contingencies. On March 30, 2005, the Company made a claim against the escrow account for unpaid invoices issued under the supply agreement.  The Company received those funds on May 4, 2005.  The uncontested amount was released to EiC on April 5, 2005 per the escrow agreement and the residual balance of the $1.5 million was released to EiC on May 4, 2005. The 294,118 shares in the escrow account less any shares for any properly noticed unpaid or contested amounts will be distributed within five days after March 31, 2006. On November 23, 2004 the Company filed a registration statement registering for resale by the seller of up to 442,882 shares of the Company’s common stock issued in the acquisition.

In addition to the closing consideration, EiC was originally entitled to further consideration of up to $7.0 million and $7.0 million in cash and shares of the Company’s common stock if certain revenue and gross margin targets were achieved by March 31, 2005 and March 31, 2006, respectively. The Company has determined that the revenue and gross margin targets were not met for the nine month period ending March 31, 2005.

If the Company achieves certain revenue targets by March 31, 2006, it will be obligated to pay EiC the remaining contingent consideration of up to $7.0 million, ninety percent (90%) in its common stock and ten percent (10%) in cash. The number of shares of its common stock to be delivered is to be determined by dividing the value in dollars of the portion payable in its common stock by the average closing price of its common stock, as quoted on the NASDAQ National Market, during the ten consecutive trading days ending one trading day before the end of the period covered by the payment, provided, however, that in the event that the calculation of the average closing price results in a price per share for the first payment that would be less than $5.00 or for the second payment that would be less than $6.00, then the Company, at its option, in its sole discretion, may elect to make the payment part or all in cash and the balance, if any, in shares of its common stock.  If EiC receives such consideration, the amounts will be recorded as an increase to goodwill. The fair value of the Company’s common stock was determined based on the average closing price per share of the Company’s common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (June 21, 2004).

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and accordingly the Company’s consolidated financial statements from June 18, 2004 include the impact of the acquisition. The following table summarizes the allocation of the total purchase price of the EiC acquisition, as of the date of the acquisition (in thousands):

Property and equipment	$1,124
Inventory	2,038
In-process research and development	8,500
Developed technology	200
Goodwill	1,399
Total purchase price	$13,261

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

A portion of the purchase price, $8.7 million, was allocated to developed and core technology and in-process research and development (“IPRD”). Developed and core technology and IPRD were identified and valued through extensive interviews, analysis of data provided by EiC Corporation concerning developmental products, their stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The income method was the primary technique utilized in valuing the developed and core technology and IPRD. Under the income method, fair value reflects the present value of the projected cash flows that are expected to be generated by the products incorporating the current technologies.

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

Telenexus Acquisition

On January 28, 2005, the Company completed its acquisition of Telenexus, Inc. (“Telenexus”).  Pursuant to an Agreement and Plan of Merger, dated January 19, 2005, by and between the Company, WJ Newco, LLC (the “WJ Sub”), Telenexus and Richard J. Swanson, Wilfred K. Lau, David Fried, Kurt Christensen and Mark Sutton (collectively the “Shareholders”), Telenexus merged with and into the WJ Sub effective on January 29, 2005.  The WJ Sub was the survivor in the merger and is a wholly-owned subsidiary of the Company. Telenexus designs, develops, manufactures and markets radio frequency identification (“RFID”) reader products for a broad range of industries and markets.  By virtue of the merger, the Company purchased through the WJ Sub all of the assets necessary for the conduct of the RFID business of Telenexus, consisting primarily of, and including, but not limited to RFID modules, baseband processing algorithm technology, applications software and realizations of several reader product designs.  The consideration paid by the Company on the closing date in connection with the merger consisted of cash in the amount of $3.0 million, which was paid out of the Company’s cash reserves on the closing date, and 2,333,333 shares of the Company’s common stock valued at $8.2 million at the closing date.  Including acquisition costs of $230,000, the aggregate purchase price for the net assets of Telenexus totaled $11.4 million.  Of the closing consideration, cash in the amount of $500,000 and 333,333 shares of the Company’s common stock are being held in escrow with respect to any indemnification matter under the merger agreement. The outstanding balance of the escrow account less any properly noticed unpaid or contested amounts will be distributed within two days after October 28, 2005.  The fair value of the Company’s common stock was determined based on the average closing price per share of the Company’s common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (January 31, 2005). In addition to the closing consideration, the sellers may be entitled to further compensation of up to $2.5 million in cash and up to 833,333 shares of the Company’s common stock if the Company achieves certain revenue targets by July 28, 2006.  Any change in the fair value of the net assets of Telenexus or any additional consideration to the Shareholders will change the amount of the purchase price allocable to goodwill.  Two of the Shareholders, Richard J. Swanson and Wilred K. Lau also entered into three-year employment agreements with the Company.  The aquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and accordingly the Company’s consolidated financial statements from January 28, 2005 includes the impact of the acqusition.

In accordance with SFAS No. 141, the total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values at the acquisition date with the excess purchase price allocated to goodwill. The Company determined that acquiring Telenexus, Inc. was a more cost effective means of developing the RFID products and technology necessary to continue to enhance our RFID reader offerings to further capitalize on market opportunity than developing the products and technology internally. The acquisition also offers the Company the opportunity to shorten the time it takes to bring additional RFID reader products and technology to market. The valuation of the identifiable intangible assets acquired reflects management’s estimates based on, among other factors, a valuation of the intangible assets prepared by an independent third party.  The following table summarizes the allocation of the total purchase price of the Telenexus acquisition, as of the date of the acquisition (in thousands):

Net tangible assets	$504
In-process research and development	3,400
Amortizable intangible assets:
Developed technology	40
Customer relationships	900
Trademarks and trade names	700
Non-competition agreements	400
Goodwill	5,476
Total purchase price	$11,420

With the exception of the goodwill and IPRD, the identified intangible assets consisting of existing technology, customer relationships, trademarks and trade names and non-competition agreements will be amortized on a straight-line basis over their estimated useful lives, with a weighted average life of approximately eight years. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill of $5.5 million will not be amortized and will be tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Company’s policy on impairment analysis.

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

A portion of the purchase price, $3.4 million, was allocated to developed and core technology and IPRD. Developed and core technology and IPRD were identified and valued through extensive interviews, analysis of data provided by Telenexus concerning developmental products, their stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The income method was the primary technique utilized in valuing the developed and core technology and IPRD. Under the income method, fair value reflects the present value of the projected cash flows that are expected to be generated by the products incorporating the current technologies.

Developmental projects that reached technological feasibility were classified as developed and core technology, and the $40,000 value assigned to developed technology was capitalized to be amortized using the straight-line method over a weighted-average period of fourteen months. Developmental projects that had not reached technological feasibility, and had no future alternative uses were classified as IPRD.  The $3.4 million value allocated to projects that were identified as IPRD was charged to acquired in-process research and development in the accompanying condensed consolidated statements of operations for the six months ended July 3, 2005.   The value assigned to IPRD comprises the following projects:  multi-protocol readers ($1.3 million), Smart readers ($900,000) and Class 3 readers ($1.2 million).  The value of these projects was determined by estimating the discounted net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project.

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

5.              GOODWILL AND INTANGIBLE ASSETS

In connection with the acquisition of the wireless infrastructure business and associated assets from EiC on June 18, 2004, the Company recorded $1.8 million of goodwill. Adjustments to the EiC goodwill in 2004 and through June 2005, subsequent to the EiC acquisition date, resulted primarily from a $576,000 benefit from the termination settlement of the associated supply agreement with EiC and partially offset by $152,000 of additional registration statement related expenses.  In connection with the acquisition of Telenexus acquisition on January 28, 2005, the Company recorded $5.5 million of goodwill.  Adjustments to the Telenexus goodwill through June 2005, subsequent to the Telenexus acquisition date, resulted primarily from finalization of direct acquisition costs.  This goodwill was based upon the values assigned to the transactions at the time they were announced in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The changes in the carrying value of goodwill as of July 3, 2005 are as follows (in thousands):

	Six Months Ended July 3, 2005
	EiC	Telenexus	Total
Balance as of December 31, 2004	$1,368	$—	$1,368
Purchased goodwill	—	5,464	5,464
Adjustments to goodwill	31	12	43
Balance as of July 3, 2005	$1,399	$5,476	$6,875

The Company periodically evaluates its goodwill in accordance with SFAS No. 142 for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, or significant negative industry or economic trends.  If these criteria indicate that the value of the goodwill may be impaired, an evaluation of the recoverability of the net carrying value is made.  Irrespective of the aforementioned circumstances where impairment indicators are present, the Company is required by SFAS No. 142 to test its goodwill for impairment at least annually.  The Company has chosen the end of its fiscal month of May as the date of its annual impairment test.

In accordance with SFAS No. 142 paragraph 30, “A reporting unit is an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.  However, two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics.  An operating segment shall be deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if it comprises only a single component.  The relevant provisions of Statement 131 and related interpretive literature shall be used to determine the reporting units of an entity.”  The Company’s Chief Operating Decision Maker (“CODM”) is the CEO.  While the Company’s CODM monitors the sales of various products, operations are managed and financial performance evaluated based upon the sales and production of multiple products employing common manufacturing and research and development resources; sales and administrative support; and facilities. This allows the Company to leverage its costs in an effort to maximize return. The Company believes that any allocation of such shared expenses to various products would be impractical, arbitrary and currently does not make such allocations internally.  As such, the Company considers itself a single reporting unit.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. SFAS No. 142 paragraph 30 states: “The fair value of an asset (or liability) is the amount at which that asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.  Thus, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties.  Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available.”  As of June 3, 2005 (the closest trading date prior to the end of the Company’s fiscal month of May) the fair value of the Company was $133.9 million based on a per (common) share price of $2.09 as reported on the NasdaqNM (ticker “WJCI”) and 64,066,380 common shares outstanding.  As of June 5, 2005 the Company’s carrying amount, including goodwill was $56.2 million.  As the fair value of the Company exceeds its carrying amount, the Company’s goodwill is considered not impaired.

Intangible assets are recorded at cost, less accumulated amortization. The following tables present details of the Company’s purchased intangible assets (in thousands):

As of July 3, 2005:

	Useful		Accumulated
Description	Life	Gross	Amortization	Net
EiC acquisition
Purchased developed technology	5 years	$200	$40	$160

Telenexus acquisition
Purchased developed technology	1.2 years	40	15	25
Customer relationships.	7 years	900	54	846
Trademarks and trade names	12 years	700	25	675
Non-competition agreements	4 years	400	42	358
Total identified intangible assets		$2,240	$176	$2,064

As of December 31, 2004:

	Useful		Accumulated
Description	Life	Gross	Amortization	Net
EiC acquisition
Purchased developed technology	5 years	$200	$20	$180

In the three months and six months ended July 3, 2005, amortization of purchased intangible assets included in cost of goods sold was approximately $19,000 and $35,000, respectively. In the three months and six months ended July 3, 2005, amortization of purchased intangible assets included in operating expense was approximately $72,000 and $121,000, respectively. No comparable amounts were included in the three months and six months ended June 27, 2004. Amortization is computed using the straight-line method over the estimated useful life of the intangible asset. The Company expects that annual amortization of acquired intangible assets to be as follows (in thousands):

Fiscal year:	EiC	Telenexus	Total
2005 (remaining six months)	$20	$160	$180
2006	40	295	335
2007	40	287	327
2008	40	287	327
2009	20	195	215
2010 and beyond	—	680	680
Total amortization	$160	$1,904	$2,064

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

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

Net sales	$4,023	$9,140	$11,875	$16,956
Loss from operations	$(8,068)	$(10,067)	$(12,659)	$(13,103)
Net loss	$(7,828)	$(9,948)	$(12,214)	$(6,309)

Basic and diluted net loss per share	$(0.12)	$(0.16)	$(0.19)	$(0.10)
Basic and diluted average shares	64,055	62,587	63,878	62,165

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

7.              RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”).  This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company does not believe that the adoption of EITF 05-6 will have a significant effect on its financial statements.

8.              BORROWING ARRANGEMENTS

In December of 2000, the Company entered into a revolving credit facility (“Revolving Facility”) with a bank, the terms of which were amended and restated in July 2005. Under the new terms, the Revolving Facility provides for a maximum credit extension of $20.0 million, with a $15.0 million sub-limit, to support letters of credit and matures on September 22, 2005. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at the Company’s option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires the Company to maintain certain financial ratios and contains limitations on, among other things, the Company’s ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission. The Company was in compliance with the covenants as of July 3, 2005. The Revolving Facility is secured by substantially all of the Company’s assets. As of July 3, 2005 and December 31, 2004, there were no outstanding borrowings under the Revolving Facility. The Company has letters of credit of $3.2 million available as of July 3, 2005 against which no amounts have been drawn.

9.              INVENTORIES

Inventories are stated at the lower of cost, using average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. Inventories at July 3, 2005 and December 31, 2004 consisted of the following (in thousands):

	July 3,	December 31,
	2005	2004
Finished goods	$2,449	$1,944
Work in progress	1,618	2,338
Raw materials and parts	1,042	866
	$5,109	$5,148

10.       CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company invests in a variety of financial instruments such as money market funds, commercial paper and high quality corporate bonds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. At July 3, 2005, Richardson Electronics, Celestica and Premier Devices Inc. represented 44%, 12% and 11% of the total accounts receivable balance, respectively. At December 31, 2004, Richardson Electronics and Celestica represented 46% and 10% of total accounts receivable balance, respectively. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

11.       STOCKHOLDERS’ EQUITY

On January 28, 2004, the Company completed a secondary underwritten public offering of 2,000,000 shares of common stock at $5.75 per share, resulting in net proceeds of $10.1 million.

In March 2003, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $2.0 million of the Company’s common stock. In October 2003, the Board approved an additional $2.0 million to expand its existing share repurchase program increasing the total amount authorized to $4.0 million. Purchases under the stock repurchase program may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. During the year ended December 31, 2003, $2.8 million was utilized to purchase 1,340,719 shares of the Company’s common stock at a weighted average purchase price of $2.08 per share. All of the purchases were made on the Nasdaq National Market at prevailing open market prices using general corporate funds. The repurchases reduced the Company’s cash and interest income during the period and correspondingly reduced the number of the Company’s outstanding shares of common stock. This stock repurchase program ended as of the annual shareholder meeting on July 22, 2004. On July 27, 2004 the Company announced that its Board of Directors has authorized a new repurchase program of up to $2.0 million of the Company’s common stock. This new program was effective July 27, 2004 and replaces all previous repurchase programs. Under the new program, $920,000 was utilized to purchase 429,053 shares of the Company’s common stock at a weighted average purchase price of $2.12 per share. This program expired on July 26, 2005.

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

The Company’s stock option plans (“Plans”) provide that options granted under the Plans will have a term of no more than 10 years. Options granted under the Plans have vesting periods ranging from two to four years. The provisions of the Plans provide that under certain circumstances, such as a change in control, the achievement of certain performance objectives, or certain liquidity events, the outstanding option may be subject to accelerated vesting.  As of July 3, 2005 the number of shares available for future grants under the above plans was 5,798,529. Stock options may include incentive stock options, nonqualified stock options or both, in each case, with or without stock appreciation rights.

12.       NET LOSS PER SHARE CALCULATION

Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods. The net loss per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

Net loss	$(7,828)	$(9,926)	$(15,512)	$(6,317)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	64,055	60,254	63,536	59,832

Basic and diluted net loss per share	$(0.12)	$(0.16)	$(0.24)	$(0.11)

For the periods ended July 3, 2005, the incremental shares from the assumed exercise of 11,264,694 of the Company’s stock options outstanding and 51,064 shares as of July 3, 2005 related to contributions under the Employee Stock Purchase Plan for pending purchases were excluded from the calculation of diluted earnings per share because operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive. The incremental shares from the assumed exercise of 15,426,737 stock options and 0 shares related to contributions under the Employee Stock Purchase Plan for pending purchases for the periods ended June 27, 2004, were not included in computing the diluted per share amounts because the effect of such assumed conversion and issuance would be anti-dilutive as the Company recorded a net loss for both periods.

13.       RESTRUCTURING CHARGES

Fourth Quarter 2002 Restructuring Plan

Over the course of 2002, the Company began to design and manufacture semiconductors utilizing additional manufacturing technologies at external wafer fabrication foundries. The Company believed that this approach was required in order to continue to offer competitive products and expected that a greater number of its future products would be developed in this fashion. The Company at that time believed that this business strategy offered considerable other advantages such as allowing it to focus its resources on product development and marketing, minimizing capital expenditures, reducing operating expenses, allowing it to continue to offer competitive pricing, reducing time to market, reducing technology and product risks and facilitating the migration of the Company’s products to new process technologies, which reduce costs and optimize performance. On December 17, 2002, the Company’s Board of Directors approved a plan to completely outsource the Company’s internal wafer fabrication within one year and close its own wafer fabrication facility (the “fab closure”).

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

During the second quarter of 2004, the Company delayed the closure of its internal wafer fabrication facility (“fab”) for a minimum of three additional months to assess the integration of the EiC acquisition (see note 4) into its existing operations which resulted in an approximate $430,000 reduction in its lease loss accrual.  During the third quarter of 2004, the Company decided not to close its fab as the Company believes that integrating the newly acquired fab from EiC with its pre-existing fab will offer the Company certain benefits over outsourcing the pre-existing fab. As such, the Company reversed the remainder of this lease loss accrual of $3.6 million in the second quarter of 2004.

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

As of July 3, 2005, the maximum potential amount of the lease loss for this property is $7.8 million which is partially offset by $87,000 of estimated net sublease income.

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

As of July 3, 2005, the maximum potential amount of the lease loss for this property is $11.8 million which is partially offset by $953,000 of minimum sublease income commitments under noncancellable sublease rental agreements and $604,000 of estimated net sublease income.

The following table summarizes restructuring accrual activity recorded during the years 2001 though April 3, 2005 (in thousands):

	Q3 2001
	Restructuring
	Plan	Q3 2002 Restructuring Plan			Q4 2002 Restructuring Plan
		Workforce		Asset	Workforce		Asset
	Lease Loss	Reduction	Lease Loss	Impairment	Reduction	Lease Loss	Impairment	Total

Q3 2001 charge to expense	$9,797	$—	$—	$—	$—	$—	$—	$9,797
Non-cash charges (1)	(2,503)	—	—	—	—	—	—	(2,503)
Cash payments	(463)	—	—	—	—	—	—	(463)
Balance at December 31, 2001	6,831	—	—	—	—	—	—	6,831

Q3 2002 charge to expense	—	507	13,841	4,087	—	—	—	18,435
Q4 2002 charge to expense	—	—	—	—	279	4,285	4,277	8,841
2002 additional charge	6,283	—	674	—	—	—	—	6,957
Non-cash charges (2)	(22)	—	(2,930)	(4,087)	—	—	(4,277)	(11,316)
Cash payments	(1,002)	(437)	(290)	—	—	—	—	(1,729)
Balance at December 31, 2002	12,090	70	11,295	—	279	4,285	—	28,019

2003 additional charge (credit)	203	(21)	(23)	151	—	(364)	—	(54)
Non-cash charges	—	—	(15)	(151)	—	—	—	(166)
Cash payments	(782)	(49)	(1,316)	—	(26)	—	—	(2,173)
Balance at December 31, 2003	11,511	—	9,941	—	253	3,921	—	25,626

2004 additional charge (credit)	538	—	(377)	—	(85)	(3,921)	—	(3,845)
Non-cash charges	12	—	30	—	—	—	—	42
Cash payments	(1,003)	—	(1,233)	—	(168)	—	—	(2,404)
Balance at December 31, 2004	11,058	—	8,361	—	—	—	—	19,419

2005 additional charge (credit)	—	—	—	—	—	—	—	—
Non-cash charges	47	—	8	—	—	—	—	55
Cash payments	(751)	—	(634)	—	—	—	—	(1,385)
Balance at July 3, 2005	$10,354	$—	$7,735	$—	$—	$—	$—	$18,089

(1)          Non-cash charges related to the Q3 2001 Restructuring Plan lease loss represents $2.5 million of tenant improvements deemed no longer realizable.

(2)          Non-cash charges related to the Q3 2002 Restructuring Plan lease loss represents $3.2 million of tenant improvements deemed no longer realizable net of a $310,000 write-off of accrued deferred rent.

Of the accrued restructuring charge at July 3, 2005, the Company expects $3.2 million of the lease loss to be paid out over the next twelve months. As such, this amount is recorded as a current liability and the remaining $14.9 million to be paid out over the remaining life of the lease of approximately six years is recorded as a long-term liability.

14.       BUSINESS SEGMENT REPORTING

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

The CODM does, however, monitor sales by products at a more detailed level than those depicted in the Company’s historical general purpose financial statements as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

Semiconductor	$3,498	$6,853	$10,491	$13,302
RFID	492	252	1,013	440
Wireless Integrated Assemblies	33	1,309	293	1,743
Total	$4,023	$8,414	$11,797	$15,485

The Company believes it is more meaningful in terms of concentration of risk to combine the sales to manufacturing subcontractors with the end customer who ultimately controls product demand. Sales to individual customers representing greater than 10% of Company consolidated sales during at least one of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

Richardson Electronics Ltd (1)	$3	$3,978	$3,669	$7,774
Celestica	950	1,034	2,004	2,128
Motorola	615	493	932	693
Ericsson AB	491	508	781	1,057
LS Industrial Systems	505	—	505	—
Lucent Technologies, Inc (2)	34	1,296	290	1,722

(1)          Richardson Electronics Ltd. is the sole worldwide distributor of the Company’s complete line of RF semiconductor products.

(2)          Includes sales to Lucent Technologies, Inc. and sales to its manufacturing subcontractors.

Sales to unaffiliated customers by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

United States	$895	$5,557	$5,685	$10,084
Export sales from United States:
China	1,215	798	2,846	1,563
Republic of Korea	634	269	771	521
Europe	427	645	735	1,358
Other	852	1,145	1,760	1,959
Total	$4,023	$8,414	$11,797	$15,485

Long-lived assets located outside of the United States are insignificant.

15.       INCOME TAXES

The Company in accordance with SFAS No. 5 “Accounting for Contingencies” has established certain reserves for various federal, state and international income tax exposures. As of July 3, 2005 the balance of the income tax contingency liability is $1.9 million.

The tax benefit for the six months ended June 27, 2004 of $6.5 million resulted from a revision of the Company’s estimated income tax contingency liability due to the receipt of the final assessment from the Internal Revenue Service related to the audit of the Company’s 1996 through 2000 tax returns.

16.       CONTINGENCIES

Environmental Remediation

Our current operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination.   The Company has an accrued liability of $74,000 as of July 3, 2005 to offset estimated program oversight, remediation actions and record retention costs.  In the second quarter of 2005 the accrued liability was reduced by $100,000 when it was determined that the probability of an assessment for a prior violation was remote.  Expenditures charged against the provision totaled $1,000 and $6,000 for the six month periods ended July 3, 2005 and June 27, 2004, respectively and totaled $14,000, $11,000 and $4,000 in 2004, 2003 and 2002, respectively.

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

As permitted under Delaware law, our certificate of incorporation provides that we will indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity, to the fullest extent permitted by Delaware law. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that reduces its exposure and enables it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Special Notice Regarding Forward-Looking Statements. The following discussion and analysis contains forward-looking statements including financial projections, statements as to the plans and objectives of management for future operations, and statements as to our future economic performance, financial condition or results of operations. These forward-looking statements are not historical facts but rather are based on current expectations, estimates, projections about our industry, our beliefs and our assumptions. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those projected in these forward-looking statements as a result of a number of factors, including, but not limited to, the continuation or worsening of poor economic and market conditions in our industry and in general, technological innovation in the wireless communications markets, the availability and the price of raw materials and components used in our products, the demand for wireless systems and products generally as well as those of our customers and changes in our customer’s product designs. Readers of this report are cautioned not to place undue reliance on these forward-looking statements.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other disclosures included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 30, 2005. Except for historic actual results reported, the following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. See “Special Notice Regarding Forward-looking Statements” above and the “Risk Factors” section of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 30, 2005 for a discussion of certain factors that could cause future actual results to differ from those described in the following discussion.

OVERVIEW

We are a radio frequency (“RF”) semiconductor company providing radio frequency product solutions worldwide to communications equipment companies and service providers. We design, develop and manufacture innovative, high performance products for both current and next generation wireless and wireline networks, RF identification systems and defense and homeland security systems. Our radio frequency product solutions are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which address the radio frequency challenges of these various systems. We currently generate the majority of our revenue from our products utilized in wireless and wireline networks. Our revenue from our products used in RF identification systems and defense and homeland security systems represents a less significant portion of our current revenue however we believe they represent areas of future growth opportunity. The radio frequency challenge is to create product designs that function within the unique parameters of different wireless system architectures. Our solution is comprised of design expertise, advanced device technology and manufacturability.  Our commercial communications products are used by telecommunication and broadband cable equipment manufacturers supporting and facilitating mobile communications, enhanced voice services, data and image transport. Our objective is to be the leading supplier of innovative RF semiconductors products.

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

On January 28, 2005 we completed our acquisition of Telenexus, Inc. (“Telenexus”).  Pursuant to an Agreement and Plan of Merger, dated January 19, 2005, by and between us, WJ Newco, LLC (the “WJ Sub”), Telenexus and Richard J. Swanson, Wilfred K. Lau, David Fried, Kurt Christensen and Mark Sutton. Telenexus was merged with and into the WJ Sub effective on January 29, 2005. The WJ Sub was the survivor in the merger and is our wholly-owned subsidiary.  Telenexus designs, develops, manufactures and markets radio frequency identification (“RFID”) reader products for a broad range of industries and markets.  By virtue of the merger, we purchased through the WJ Sub all of the assets necessary for the conduct of the RFID business of Telenexus, consisting primarily of, and including, but not limited to RFID modules, baseband processing algorithm technology, applications software and realizations of several reader product designs.  The consideration we paid on the closing date in connection with the merger consisted of cash in the amount of $3.0 million, which was paid out of our cash reserves on the closing date, and 2,333,333 shares of our common stock valued at $8.2 million at the closing date.  Including acquisition costs of $230,000, the aggregate purchase price for the net assets of Telenexus totaled $11.4 million.  Of the closing consideration, cash in the amount of $500,000 and 333,333 shares of our common stock are being held in escrow with respect to any indemnification matter under the merger agreement.  The outstanding balance of the escrow account less any properly noticed unpaid or contested amounts will be distributed within two days after October 28, 2005.  The fair value of our common stock was determined based on the average closing price per share of our common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (January 31, 2005).  In addition to the closing consideration, the sellers may be entitled to further compensation of up to up to $2.5 million in cash and up to 833,333 shares of our common stock if we achieve certain revenue targets by July 28, 2006.  Any change in the fair value of the net assets of Telenexus or any additional consideration to the Shareholders will change the amount of the purchase price allocable to goodwill.  The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”).

On June 18, 2004, we completed our acquisition of the wireless infrastructure business and associated assets from EiC Corporation, a California corporation and EiC Enterprises Limited (together “EiC”). The aggregate purchase price was $13.3 million which included consideration to EiC  in the form of payments of cash of $10.0 million and the issuance of 737,000 shares of our common stock valued at $2.5 million, as well as acquisition related costs we incurred of $1.2 million and $152,000 of estimated registration statement related expenses reduced by a $576,000 benefit from the termination settlement of the associated supply agreement with EiC recognized during our quarter ended December 31, 2004. In connection with the acquisition, $1.5 million in cash and 294,118 shares of common stock have been held in escrow as security against certain financial contingencies. On March 30, 2005, we made a claim against the escrow account for unpaid invoices issued under the supply agreement.  We received those funds on May 4, 2005.  The uncontested amount was released to EiC on April 5, 2005 per the escrow agreement and the residual balance of the $1.5 million was released to EiC on May 4, 2005. The 294,118 shares in the escrow account less  any shares for any properly noticed unpaid or contested amounts will be distributed within five days after March 31, 2006. On November 23, 2004 we filed a registration statement registering for resale by the seller of up to 442,882 shares of our common stock issued in the acquisition.

In addition to the closing consideration, EiC was originally entitled to further consideration of up to $7.0 million and $7.0 million in cash and shares of our common stock if certain revenue and gross margin targets were achieved by March 31, 2005 and March 31, 2006, respectively. We have determined that the revenue and gross margin targets were not met for the nine month period ending March 31, 2005.

If we achieve certain revenue targets by March 31, 2006, we  will be obligated to pay EiC the remaining contingent consideration of up to $7.0 million, ninety percent (90%) in our common stock and ten percent (10%) in cash. The number of shares of our common stock to be delivered is to be determined by dividing the value in dollars of the portion payable in our common stock by the average closing price of our common stock, as quoted on the NASDAQ National Market, during the ten consecutive trading days ending one trading day before the end of the period covered by the payment, provided, however, that in the event that the calculation of the average closing price results in a price per share for the first payment that would be less than $5.00 or for the second payment that would be less than $6.00, then we, at our option, in our sole discretion, may elect to make the payment part or all in cash and the balance, if any, in shares of our common stock. If EiC receives such consideration, the amounts will be recorded as an increase to goodwill. The fair value of our common stock was determined based on the average closing price per share of our common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (June 21, 2004). The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”).

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

Effective for our second quarter ended July 3, 2005, we changed the application of our revenue recognition policy regarding our distributors. We had previously recognized revenue upon shipment to our distributors less estimated reserves for distributor right of return, authorized price reductions for specific end-customer sales opportunities and price protection based on known events and historical trends. Effective for our second quarter ended July 3, 2005, we recognize revenue from our distribution channels when our distributors have sold the product to the end customer.  Historically, we have received stock rotation requests from our distributors that were within the amounts estimated and contractually allowed with only one exception of an insignificant amount.   However, the most recent request for stock rotation during our second quarter ended July 3, 2005 was higher than the amount contractually allowed.  Our management, with the concurrence of our Audit Committee, believes the increasing percentage of new products introduced by us makes it likely that stock rotation reserves will continue to be difficult to estimate based on historical patterns and contractual provisions. Based on this change in facts and circumstances and our management’s future expectations, we believe that we can no longer reasonably estimate the amount of future returns from our distributors as of July 3, 2005.  Accordingly, recognition of revenue and associated cost of sales on shipments to distributors is deferred until the resale to the end customer.  This change in application resulted in a $4.1 million revenue deferral in our second quarter of 2005. Although revenue is deferred until resale, title of products sold to distributors transfers upon shipment.  Accordingly, shipments to distributors are reflected in the consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment.  Deferred revenue and the corresponding cost of sales on shipments to distributors are reflected in the consolidated balance sheet on a net basis as “Deferred margin on distributor inventory.”  For further discussion, see note 3 to the unaudited condensed consolidated financial statements included elsewhere in the Form 10-Q.

Through the quarter ended April 3, 2005, revenues from our distributors were recognized upon shipment based on the following factors:  our sales price is fixed or determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributor has separate economic substance, we have no obligation with respect to the resale of the distributor’s inventory, and we believed we could reasonably estimate the potential returns from our distributor based on their history and our visibility in the distributor’s success with its products and into the market place in general.  In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 48 “Revenue Recognition When Right of Return Exists”, we accrued a reserve based on our reasonable estimate of future returns based on historical trends and contractual limitations. Per contractual agreement, the distributor may return product three times per year under the following conditions:  the total value of inventory returned shall not exceed an amount equal to 5% of the total value of the distributor’s stock on hand of our products as reported in the prior month’s inventory report, the inventory is returned no earlier than 6 months and no later than 24 months from the date of the original invoice date and the product’s packaging has not been opened or any alteration or modification has been performed on the part.  As of June 27, 2004, our distributor stock rotation reserve was $209,000.  As of December 31, 2004, 2003 and 2002, our distributor stock rotation reserve was $338,000, $196,000 and $247,000, respectively.

Beginning in September 2003, we entered into a program where the distributor would receive a credit if it sold specific product at a reduced price to specific end-customers pre-authorized by us.  We maintain a log of all such pre-authorized price reductions which we accrue as a reduction to revenue in the period that the pre-authorization occurs per issue 4 of EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  As of July 3, 2005 and June 27, 2004, our Ship & Debit Allowance was $14,000 and $20,000, respectively. As of December 31, 2004, 2003 and 2002, our Ship & Debit Allowance was $5,000, $29,000 and $0, respectively.

If we reduce the prices of our products as negotiated with the distributor, the distributor may receive a credit for the difference between the price paid by the distributor and the reduced price on applicable unsold products remaining in the distributor’s inventory on the effective date of the price reduction assuming that inventory is less than 24 months old as determined by the original invoice date.  When we recognized revenue upon shipment to our distributors, we reserved for distributor price protection per issue 4 of EITF 01-9 based on specific identification of our initiated price reductions and the associated reported distributor inventory.  There were no such price reductions during the three months ended April 3, 2005 and in 2004, 2003 or 2002.

We may enter into contracts to perform research and development for others meeting the requirements of Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”.  Revenue under development agreements is recognized when applicable contractual non-refundable milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion method in accordance with Accounting Research Bulletin 45 “Long-Term Construction Type Contracts” using the relevant guidance in the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Given the duration and nature of these development contracts, we believe that recognizing revenue under the percentage completion method best represents the legal and economic results of contract performance on a timely basis.  The costs associated with development agreements are included in cost of goods sold.  The achievement of contractual milestones is evidenced by written documentation provided by the customer in accordance with the applicable terms and conditions of each contract.  In any period, progress on the contract is based on input measures (direct labor dollars, direct material costs and direct outside processing costs) in the ratio of costs incurred to total estimated costs.  Estimated costs to complete are provided by engineering personnel directly involved in the development program and are reviewed by management and finance personnel for reasonableness given the known facts and circumstances.  A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on our results of operations. If we bill the customer prior to performing services under the development agreement, the amounts are recorded as deferred revenue.  We recorded revenue of $461,000 and $628,000 under development agreements in the three and six months ended July 3, 2005, respectively.  Our balance of deferred revenue at July 3, 2005 is $9,000.  No comparable amounts were included in the periods ended June 27, 2004.

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

Income Taxes

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies” we have established reserves for income tax contingencies. These reserves relate to various tax years subject to audit by tax authorities including our tax filings for 1996 to 2000. The reserves represent our best estimate of the probable amount for our liability of income taxes. The actual liability could differ significantly from the amount of the reserve, which could have a material effect on our results of operations. The tax benefit for the year ended December 31, 2004 of $7.7 million resulted primarily from a revision of our estimated income tax contingency liability due to our receipt of the final assessment from the Internal Revenue Service related to the audit of the Company’s 1996 through 2000 tax returns.

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

The leased property abandonments have resulted in an average per year benefit of $3.1 million in reduced lease expense and $677,000 in reduced amortization of leasehold improvements which will continue through 2010.  The leased property abandonments had no effect on our future cash flows.  The collective asset impairments have resulted in an average per year benefit of $2.6 million in reduced depreciation expense of manufacturing equipment which will continue over the next three years ending in 2007.  The equipment deemed excess in 2002 was ultimately sold for $1.8 million.  Otherwise, the asset impairments had no effect on our future cash flows.  The workforce reductions have resulted in reduced wages and benefits of $2.7 million per year with a corresponding reduction in cash flows.  In total the restructuring plans have benefited our results of operations on average as follows since 2002:  $5.7 million reduction in cost of goods sold, $1.1 million reduction in research and development expense and $2.4 million reduction in selling and administrative expense.  Except for changes in the sublease estimates noted above, actual results to date have been consistent, in all material respects, with our assumptions at the time of the restructuring charge.

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

CURRENT OPERATIONS

For The Periods Ended July 3, 2005 Compared to  June 27, 2004

Sales – We recognized $4.0 million and $8.4 million in sales for the three months ended and $11.8 million and $15.5 million in sales for the six months ended July 3, 2005 and June 27, 2004, respectively. The decrease in total sales, as well as the decrease in our semiconductor sales, for the both respective periods primarily reflects a change in the application of our revenue recognition policy from revenue recognition upon shipment to our distributors to revenue recognition when our distributors have sold the product to the end customer.  Our management, with the concurrence of our Audit Committee, believes the increasing percentage of new products introduced by us makes it likely that stock rotation reserves will continue to be difficult to estimate based on historical patterns and contractual provisions as evidenced by the most recent request for stock rotation during our second quarter ended July 3, 2005 which was higher than the amount contractually allowed and previously estimated. Based on this change in facts and circumstances and our management’s future expectations, we believe that we can no longer reasonably estimate the amount of future returns from our distributors as of July 3, 2005.  Accordingly, recognition of revenue and associated cost of sales on shipments to distributors is deferred until the resale to the end customer.  This change in application resulted in a $4.1 million revenue deferral in our second quarter of 2005. For further discussion, see note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. This decrease was mitigated by our expanded semiconductor product offering due to our acquisition of the wireless infrastructure business from EiC Corporation (representing $159,000 and $1.4 million of our sales in the three and six months ended July 3, 2005), our expanded RFID product offering due to our acquisition of Telenexus (representing $605,000 and $966,000 of our sales in the three and six months ended July 3, 2005) and our increasing sales in Asia (particularly China, which increased 52% and 82% in the comparable three and six month periods and Korea, which increased 136% and 48% in the comparable three and six month periods).  Over the comparable six month periods, we have experienced an approximate 8% decrease in the average selling price of our semiconductor products due to competitive pressure.  The three and six month periods ended June 27, 2004 included $1.3 million and $1.7 million of revenue from our wireless integrated assemby products.  As these products have reached the end of their product life cycle, they only represented $33,000 and $293,000 of our sales in the three and six months ended July 3, 2005.

Cost of Goods Sold – Our cost of goods sold for the three months ended July 3, 2005 was $2.9 million, a decrease of $438,000 or 13% as compared with cost of goods sold of $3.3 million in the three months ended June 27, 2004. For the six months ended July 3, 2005 our cost of goods sold was $7.2 million an increase of $715,000 or 11% as compared with cost of goods sold of $6.5 million in the six months ended June 27, 2004.  During the three months and six months ended July 3, 2005, cost of goods sold were 71% and 61% as a percentage of sales which compares to 39% and 42% in the corresponding prior year periods.  This increase in our cost of goods sold as a percentage of sales for both comparable periods in 2005 primarily reflects the decrease in sales in the same periods due to the change in application of our revenue recognition policy regarding sales to our distributors resulting in a $4.1 million revenue deferral in our second quarter of 2005 relative to the unabsorbed fixed overhead costs related to underutilization of our existing wafer fabrication facility.

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

Research and Development – Our research and development expense for the three months ended July 3, 2005 was $4.4 million, an increase of $266,000 or 6% as compared with research and development expense of $4.1 million in the three months ended June 27, 2004.  For the six months ended July 3, 2005 our research and development expense was $9.1 million, an increase of $906,000 or 11% as compared with research and development expense of $8.2 million over the same period last year. The increase in absolute dollars in the three months ended July 3, 2005 is primarily related to the increased engineering staff and new product development related to the products we acquired from Telenexus which was partially offset by a decrease in spending on design consulting services. The increase in absolute dollars in the six months ended July 3, 2005 is primarily related to the increased engineering staff and new product development efforts related to the products and processes we acquired from EiC, the increased engineering staff and new product development related to the products we acquired from Telenexus and increased net spending on design consulting services. Research and development efforts in the six months ended July 3, 2005 were primarily attributable to spending on the continuing development of our radio frequency identification (“RFID”) reader ASIC, development of a 1.0 Watt PCMCIA Type II RFID Reader Card (MPR7000), 12V (AP5XX series) and 28V high power HBT amplifiers and an ASIC development program for homeland security radio applications. During the three months and six months ended July 3, 2005, research and development expenses were 109% and 77% as a percentage of sales which compares to 49% and 53% in the corresponding prior year periods. As a percentage of sales, the increase in research and development expense in both comparable periods in 2005 reflects the factors noted above as well as the decrease in sales in the same relative periods. Product research and development is essential to our future success and we expect to continue to make investments in new product development and engineering talent. For the remainder of 2005 we will focus our research efforts and resources on RF semiconductor development which target multiple growth markets such as RFID and defense and homeland security and while expanding our addressable market opportunities in wireless communications and broadband cable. We will also explore process capabilities of third party foundries and develop products under new process technologies such as SiGe BiCMOS.

Selling and Administrative – Selling and administrative expense for the three months ended July 3, 2005 was $4.8 million or 120% of sales, an increase of $1.9 million or 63% as compared with selling and administrative expense of $3.0 million or 35% of sales in the three months ended June 27, 2004.  For the six months ended July 3, 2005 selling and administrative expenses were $8.0 million or 68% of sales, an increase of $2.2 million or 38% as compared with selling and administrative expense of $5.8 million or 37% of sales in the six months ended June 27, 2004.  The increase in absolute dollars during the three month period is primarily related to a $1.2 million charge related to a former CEO separation agreement, $445,000 of professional fees related to a potential strategic business combination which we decided not to consummate, $214,000 increase related to the acquired administrative operations of Telenexus, $94,000 increase related to the acquired administrative operations of EiC, a $68,000 increase in external sales representatives commission due to the increase in semiconductor sales over the prior year’s quarter, and a $62,000 increase in accounting fees resulting from additional corporate governance requirements. These increased costs were partially offset by a $100,000 reduction in the accrued liability for environmental remediation when it was determined that the probability of an assessment for a prior violation was remote, a $75,000 decrease in insurance premiums and the recovery of $36,000 of previously reserved accounts receivable as compared to an additional reserve of $20,000 for receivables whose collection was determined to be doubtful recorded during the three months ended June 27, 2004. The increase in absolute dollars during the six month period is primarily related to a $1.2 million charge related to a former CEO separation agreement, $445,000 of professional fees related to a potential strategic business combination which we decided not to consummate, $356,000 increase related to the acquired administrative operations of Telenexus, $230,000 increase related to the increase in salaries and wages due to an increase in the number of sales and marketing and accounting personnel, a $195,000 increase in external sales representatives commission due to the increase in semiconductor sales over the prior year’s period, and a $151,000 increase in accounting fees resulting from additional corporate governance requirements. These increased costs were partially offset by a $164,000 decrease in bonus expense, a $100,000 reduction in the accrued liability for environmental remediation when it was determined that the probability of an assessment for a prior violation was remote, a $98,000 decrease in insurance premiums and the recovery of $77,000 of previously reserved accounts receivable as compared to an additional reserve of $49,000 for receivables whose collection was determined to be doubtful recorded during the six months ended June 27, 2004.  As a percentage of sales, the increase in selling and administrative expense in both comparable periods in 2005 reflects the factors noted above as well as the decrease in sales in the same relative periods.

Acquired In-process Research and Development Expenses — During the first quarter of 2005, $3.4 million of the purchase price for the acquisition of Telenexus, Inc. was allocated to acquired in-process research and development expense (“IPRD”). Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and have no future alternative use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is minimal remaining risk relating to the development. The value assigned to IPRD charge comprises the following projects:  multi-protocol readers ($1.3 million), Smart readers ($900,000) and Class 3 readers ($1.2 million).  As of July 3, 2005, the estimated aggregate cost to complete these projects was $769,000, $1.3 million and $852,000, respectively which is expected to occur during our third quarter of 2005 through our fourth quarter of 2006. The value of these projects was determined by estimating the discounted net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project.  Actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisition. The assumptions consist primarily of expected completion dates for the IPRD projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market. Our assumptions for the multi-protocol reader project at the time of the acquisition include an estimated completion date of the project in 2006 at a cost of approximately $938,000, estimated future revenue of $23.4 million over an estimated product life cycle of 7 years, and the following average financial metrics over the life of the product:  gross margin of 40% during the first two years increasing to 55% by year five and remaining constant throughout the remainder of the estimation periods, average operating expenses of 19% and a 41% tax rate. Our assumptions for the Smart reader project at the time of the acquisition include an estimated completion date of the project in 2006 at a cost of approximately $1.3 million, estimated future revenue of $31.3 million over an estimated product life cycle of 10 years, and the following average financial metrics over the life of the product:  gross margin of 40% during the first two years increasing to 55% by year five and remaining constant throughout the remainder of the estimation periods, average operating expenses of 19% and a 41% tax rate.  Our assumptions for the Class 3 reader project at the time of the acquisition include an estimated completion date of the project in 2006 at a cost of approximately $857,000, estimated future revenue of $21.6 million over an estimated product life cycle of 8 years, and the following average financial metrics over the life of the product:  gross margin of 40% during the first two years increasing to 55% by year five and remaining constant throughout the remainder of the estimation periods, average operating expenses of 17% and a 41% tax rate.  A discount rate of 25% was employed to determine the discounted net cash flow for all projects.

During the second quarter of 2004, $8.5 million of the purchase price for the acquisition of the wireless infrastructure business and associated assets from EiC was allocated to acquired in-process research and development expense (“IPRD”). Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and have no future alternative use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. The IPRD charge related to the EiC acquisition which was made up of two projects:  12V heterojunction bipolar transistor (“HBT”) power amplifiers and 28V HBT high power amplifiers which had an assigned value of $1.5 million and $7.5 million, respectively. As of December 31, 2004, we have completed both the 12V and 28V HBT high power amplifier process development projects.  The value of these projects was determined by estimating the discounted net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project.  Actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisition. The assumptions consist primarily of expected completion dates for the IPRD projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market.  Our assumptions for the 12V HBT project at the time of the acquisition include an estimated completion date of the project in early 2005 at a cost of approximately $223,000, estimated future revenue of $17.5 million over an estimated product life cycle of 7.5 years, and the following average financial metrics over the life of the product:  gross margin of 50%, operating expenses of 23% and a 40% tax rate.  A discount rate of 25% was employed to determine the discounted net cash flow.  Our assumptions for the 28V HBT project at the time of the acquisition include an estimated completion date of the project in early 2005 at a cost of approximately $160,000, estimated future revenue of $189.6 million over an estimated product life cycle of 16.5 years, and the following average financial metrics over the life of the product:  gross margin of 50%, operating expenses of 23% and a 40% tax rate.  A discount rate of 25% was employed to determine the discounted net cash flow.

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

Restructuring reversals – For the three months and six months ended June 27, 2004 we recorded a credit of $430,000 related to our decision to delay the closure of our internal wafer fabrication facility for a minimum of three months as we assess the integration of the EiC acquisition into our existing operations.  As such, the additional three months of rent and facility costs will be incurred as an operating expense which resulted in an approximate $430,000 reduction in our lease loss accrual.  For further discussion, see note 13 to the unaudited condensed consolidated financial statements included elsewhere in this
Form 10-Q.

Interest Income – Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. Our interest income in the three months ended July 3, 2005 was $261,000, an increase of $106,000 or 68% as compared with interest income of $155,000 in the three months ended June 27, 2004. For the six months ended July 3, 2005 our interest income was $501,000, an increase of $181,000 or 57% as compared with interest income of $320,000 in the six months ended June 27, 2004. This relative increase in both comparative periods resulted from an increase in interest rates offsetting a decrease in average funds available for investment.

Interest Expense – Our interest expense for the three months ended July 3, 2005 was $24,000, a slight decrease of $4,000 as compared with interest expense of $28,000 for the three months ended June 27, 2004.  For the six months ended July 3, 2005 our interest expense was $48,000, a slight decrease of $5,000 as compared with interest expense of $53,000 for the six months ended July 27, 2004.  Interest expense for all periods relates to maintenance fees associated with our revolving credit facility and outstanding letters of credit.

Income Tax Benefit –The tax benefit for the six months ended June 27, 2004 of $6.5 million resulted from the revision of our estimated tax liability based on the audit of the Company’s 1996 through 2000 tax returns.  Beginning in 2002, it was determined that it was not more likely than not that any additional deferred tax assets would be realized through the application of carryforward claims.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at July 3, 2005 totaled $37.0 million, a decrease of $6.1 million or 14% compared to the balance of $43.1 million at December 31, 2004.

In December of 2000, we entered into a revolving credit facility (“Revolving Facility”) with a bank, the terms of which were amended and restated in July 2005. Under the new terms, the Revolving Facility provides for a maximum credit extension of $20.0 million with a $15.0 million sub-limit to support letters of credit and matures on September 22, 2005. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires us to maintain certain financial ratios and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission. The Revolving Facility is secured by substantially all of our assets. We were in compliance with the covenants as of July 3, 2005. As of December 31, 2004 and July 3, 2005, there were no outstanding borrowings under the Revolving Facility. The Company has letters of credit of $3.2 million available as of July 3, 2005 against which no amounts have been drawn.

Net Cash Used in Operating Activities – Net cash used in operations was $3.8 million and $6.5 million in the six months ended July 3, 2005 and June 27, 2004, respectively. Net loss in the six months ended July 3, 2005 and June 27, 2004 was $15.5 million and $6.3 million, respectively.

Significant items impacting the difference between net loss and cash flows used in operations in the first six months of 2005 was $2.2 million provided by working capital. The $2.2 million provided by working capital primarily relates to a $1.6 million decrease in other assets and a $1.5 million decrease in receivables which were partially offset by a $1.3 million decrease in restructuring liabilities. The $1.6 million decrease in other assets resulted from the amortization of $591,000 of prepaid insurance and the collection of $517,000 interest receivable (primarily purchased interest) related to our investment in marketable securities and short-term available-for-sale investments. Our receivables decreased $1.5 million as our shipments during the first six months of 2005 were more evenly distributed throughout the period, allowing for increased collections within the period. The $1.3 million decrease in restructuring liabilities primarily relates to payments against the remaining lease loss accrual.

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

Net Cash Provided by Investing Activities – Net cash provided by investing activities was $2.6 million and $12.0 million in the six months ended July 3, 2005 and June 27, 2004, respectively. In the first six months of 2005, we realized $20.4 million in proceeds from the sale and maturities of our short-term investments which was partially offset by $14.7 million used to purchase short-term investments and $3.2 million to acquire Telenexus, Inc. including associated acquisition costs. In the first half of 2004, we realized $57.3 million in proceeds from the sale and maturities of our short-term investments which was partially offset by $34.0 million used to purchase short-term investments and $11.2 million to acquire the wireless infrastructure business and associated assets from EiC including associated acquisition costs.  During 2005, we expect to invest approximately $1.0 million to $2.0 million in capital expenditures of which $263,000 was purchased in the first six months. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so throughout 2005.

In conjunction with our recent acquisitions, we may be required to pay further compensation in the EiC acquisition of up to $7.0 million in cash (10%) and shares (90%) if specific revenue targets are achieved by March 31, 2006 and in the Telenexus acquisition, of up to $2.5 million in cash and up to 833,333 shares if certain revenue targets are achieved by July 28, 2006.  We expect to fund these payments, if earned, from our cash, cash equivalents and short-term investments, cash flows and borrowings to the extent available.

Net Cash Provided by Financing Activities – Net cash provided by financing activities totaled $918,000 and $10.7 million in the six months ended July 3, 2005 and June 27, 2004, respectively.  In the first six months of 2005, we received net proceeds of approximately $965,000 from the sale of our common stock to employees through our employee stock purchase and option plans which was partially offset by $47,000 of financing costs associated with our revolving credit facility.  In the first half of 2004, we received net proceeds of $10.1 million related to our secondary public offering of 2.0 million newly issued shares of our common stock and $586,000 from the sale of our common stock to employees through our employee stock purchase and option plans.

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

Contractual Obligations

Our contractual obligations and the effect those obligations are expected to have on our liquidity and cash flows are set forth in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our annual report on Form 10-K for the year ended December 31, 2004. There have been no material changes to the disclosures therein in the six months ended July 3, 2005.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements except for certain operating leases discussed in note 11 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

		Weighted
	Expected Maturity	Average Interest
Expected Maturity Dates	Amounts	Rate
	(in thousands)
Cash equivalents:
2005	$22,804	3.05%
Short-term investments:
2005	12,960	3.10%
Fair value at July 3, 2005	$35,764

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

During the current quarter ended July 3, 2005, we initiated a change in the application of our revenue recognition policy from revenue recognition upon shipment to our distributors to revenue recognition when our distributors have sold the product to the end customer. For further discussion, see note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. In accordance with this change in application of our revenue recognition policy we have implemented internal control procedures associated with the determination of the deferred margin associated with sales to our distributors.

Other than the changes mentioned above, and there have been no changes in our internal control over financial reporting during the most recent fiscal quarter, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Telenexus has been excluded from management’s evaluation because it was acquired by us in a business combination on January 28, 2005 and it is not possible for management to conduct an assessment of Telenexus’ internal control over financial reporting in the period between the consummation date and the due date of this report.

RISK FACTORS

You should carefully consider the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 30, 2005 and described herein below before making an investment decision in our securities.  Set forth below are the specific risk factors which have been updated to reflect material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2004.  The forward-looking statements in this Quarterly Report on Form 10-Q involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the risks we have described in the “Risk Factors” section and elsewhere in our SEC filings actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.  The most significant risks and uncertainties known to us that we believe make an investment in our stock speculative or risky are set forth in this section.  This section does not include those risks and uncertainties that could apply to any issuer or any offering.

We have a history of losses, we may incur future losses, and if we are unable to achieve profitability our business will suffer and our stock price may decline.

We have not recorded operating income since 1999 and we may not be able to achieve revenue or earnings growth or obtain sufficient revenue to sustain profitability. In the six months ended July 3, 2005 our sales were $11.8 million and we incurred an operating loss of $16.0 million.  In addition, our sales for the year ended December 31, 2004 were $32.3 million compared to $26.6 million for 2003.  We incurred an operating loss of $17.3 million for the year ended December 31, 2004 compared to $16.7 million for 2003.

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

•                  any loss of a key customer;

•                  the ability of our customers to manage their inventories which if not properly managed could cause our customers to reschedule, reduce or cancel significant orders or return our products; and

•                  political and economic instability in, foreign conflicts involving or the impact of regional and global infectious illnesses (such as the SARS outbreak) of our vendors, manufacturers, subcontractors and customers particularly in the countries of China, South Korea, Malaysia and the Philippines.

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

Richardson Electronics, Ltd. is the sole worldwide distributor of our complete line of RF semiconductor products. This sole distributor is our largest semiconductor customer and our sales to Richardson Electronics, Ltd. represent 35% and 57% of our semiconductor sales (31% and 50% of total sales) for the six months ended July 3, 2005 and June 27, 2004, respectively. In the six months ended July 3, 2005 our revenue from Richardson Electronics was adversely effected by a change in the application of our revenue recognition policy from revenue recognition upon shipment to revenue recognition when our distributors have sold the product to the end customer.  This change in application resulted in a $4.0 million revenue deferral in our second quarter of 2005. For further discussion, see note 3 to the unaudited condensed consolidated financial statements included elsewhere in the Form 10-Q.  We cannot assure you that this exclusive relationship will improve sales of our semiconductor products or that it is the most effective method of distribution. If this sole distributor fails to successfully market and sell our products, our semiconductor sales could materially decline. Our agreement with this distributor does not require it to purchase our products and is terminable at any time. If this distribution relationship is discontinued, our RF semiconductor sales could materially decline.

We depend upon a small number of customers that account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a reduction of sales.

We depend on a small number of customers for a majority of our sales. We currently have two customers, Richardson Electronics, Ltd. and Celestica, which each accounted for more than 10% of our sales and in aggregate accounted for 48% of our sales for the six months ended July 3, 2005.  We had three customers, Richardson Electronics, Celestica and Lucent Technologies, which each accounted for more than 10% of our sales and in aggregate accounted for 75% of our sales for the six months ended June 27, 2004. Sales to Richardson Electronics accounted for 31% and 50% of our sales for the six months ended July 3, 2005 and June 27, 2004, respectively. Sales to Celestica accounted for 17% and 14% of our sales for the six months ended July 3, 2005 and June 27, 2004, respectively. Sales to Lucent Technologies accounted for 3% and 11% of our sales for the six months ended July 3, 2005 and June 27, 2004, respectively.

In the six months ended July 3, 2005 our revenue from Richardson Electronics was adversely effected by a change in the application of our revenue recognition policy from revenue recognition upon shipment to revenue recognition when our distributors have sold the product to the end customer.  This change in application resulted in a $4.0 million revenue deferral in our second quarter of 2005. For further discussion, see note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.  The increase in our sales to Celestica over the relative six month periods is related to an increasing business practice of original equipment manufacturers to outsource a greater percentage of their manufacturing.  The decrease in our sales to Lucent Technologies over the relative six month periods represents the decrease in the sales of our wireless integrated assembly products as these products have reached the end of their product life cycle as well as Lucent Technologies outsourcing a greater percentage of their manufacturing.

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

We occasionally receive communications from third parties alleging infringement of patent and other intellectual property rights. While we are not subject to any current claims that we believe could be material, there can be no assurance that material claims will not arise in the future.  While all of our revenue is derived from products containing our proprietary intellectual property, approximately 6% and 3% of our revenue for the six month periods ended July 3, 2005 and June 27, 2004, respectively and approximately 5% of our 2004 revenue is derived from newly developed technologies which could be particularly vulnerable to infringement claims. We intend to vigorously protect our proprietary intellectual property rights with respect to all of our products. However, we cannot assure you that claims can be amicably disposed of, and it is possible that litigation could ensue. Litigation could result in substantial costs to us and diversion of our resources. If we fail to obtain a necessary license or if we do not prevail in patent or other intellectual property litigation, we could be required to discontinue selling the affected products, to seek to develop non-infringing technologies, which may not be feasible, and to pay monetary damages, any of which could harm our business.

If we or our outsourced manufacturers fail to accurately forecast component and material requirements, we could incur additional costs or experience product delays.

We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary products and/or components and materials. Lead times for components and materials that we, or our outsourced manufacturers, order can vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. To the extent that we rely on outsourced manufacturers, many of these factors will be outside of our direct managerial control. For substantial increases in production levels, our outsourced manufacturers and some suppliers may need six months or more lead time. As a result, we may be required to make financial commitments in the form of purchase commitments. We lack visibility into the finished goods inventories of our customers and the end-users. This lack of visibility impacts our ability to accurately forecast our requirements. If we overestimate our component, material and outsourced manufactured requirements, we may have excess inventory, which would increase our costs. An additional risk for potential excess inventory results from our volume purchase commitments with certain material suppliers, which can only be reduced in certain circumstances. Additionally, if we underestimate our component, material, and outsourced manufactured requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our sales and profitability. We have incurred, and may in the future incur, charges related to excess and obsolete inventory. These charges amounted to $282,000 and $167,000 in the six month periods ended July 3, 2005 and June 27, 2004, respectively and $670,000, $251,000 and $212,000 for the years ended December 31, 2004, 2003 and 2002, respectively. While these charges may be partially offset by subsequent sales of previously written-down inventory, there can be no assurance that any such sales will be significant. As we broaden our product lines we must outsource the manufacturing of or purchase a wider variety of components. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility of customer acceptance and potential competition. Both of these factors will contribute a higher level of inventory risk in our near future.

We depend on outsourced manufacturers and on single or limited source suppliers for some of the key components and materials in our products, which makes us susceptible to shortages or price fluctuations that could adversely affect our operating results.

We typically purchase our components and materials through purchase orders, and we have no guaranteed supply arrangements with any of our suppliers. We currently purchase several key components and materials used in our products from single or limited source suppliers.  These products amounted to 13% and 5% of our revenue for the six month periods ended July 3, 2005 and June 27, 2004, respectively and 5%, 5% and 2% of our revenue for the years ended December 31, 2004, 2003 and 2002, respectively.  Although we do not currently have any suppliers that are material to our business, in the event one of our sole source suppliers or outsourced manufacturers are unable to deliver us products or unwilling to sell us components or materials, it could harm our business.  It could take us as long as 6 to 12 months to replace our single or limited source suppliers and these can be no assurance that we would be successful. Additionally, we or our outsourced manufacturers may fail to obtain required products and components in a timely manner in the future. We may also experience difficulty identifying alternative sources of supply for the components used in our products or products we obtain through outsourcing. We would experience delays if we were required to test and evaluate products of potential alternative suppliers or products we obtain through outsourcing. Furthermore, financial or other difficulties faced by our outsourced manufacturers, or suppliers or significant changes in demand for the components or materials they use in the products and/or supply to us could limit the availability of those products, components or materials to us. Thus far we have not experienced any material delays related to such suppliers, but we cannot assure you that this will continue to be the situation.

We rely on the significant experience and specialized expertise of our senior management in our industry and must retain and attract qualified engineers and other highly skilled personnel in a highly competitive job environment to maintain and grow our business.

Our performance is substantially dependent on the continued services and on the performance of our senior management and our highly qualified team of engineers, who have many years of experience and specialized expertise in our business.  We have recently undergone changes in our senior management.  Our performance also depends on our ability to retain and motivate our other executive officers and key employees. The loss of the services of any of our executive officers or of a number of our engineers could harm our ability to maintain and build our business. We have no “key man” life insurance policies.

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

We sell a significant portion of our product to customers outside of the United States. Sales to customers outside of the United States accounted for approximately 52% and 35% of our sales in the six month periods ended July 3, 2005 and June 27, 2004, respectively and approximately 35%, 32% and 34% of our sales in the years ended December 31, 2004, 2003 and 2002, respectively. We expect that sales to customers outside of the United States will continue to account for a significant portion of our sales. Although all of our foreign sales are denominated in U.S. dollars, such sales are subject to certain risks, including, among others, changes in regulatory requirements, the imposition of tariffs and other trade barriers, the existence of political, legal and economic instability in foreign markets, language and cultural barriers, seasonal reductions in business activities, our ability to receive timely payment and collect our accounts receivable, currency fluctuations, and potentially adverse tax consequences, which could adversely affect our business and financial results.

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

Item 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c)          Issuer Purchases of Equity Securities

On July 27, 2004 our Board of Directors authorized a new share repurchase program of up to $2.0 million of our common stock. We did not make any repurchases under this program, for the three months ended July 3, 2005.  This plan expired as of July 26, 2005.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on July 22, 2004 our stockholders:

(a)          Elected each of the following eight nominees as directors, each to serve for a one-year term and to hold office until their successors are duly elected and qualified. The vote for each director was as follows:

Nominee	For	Withheld
W. Dexter Paine, III	55,597,928	3,448,072
Liane J. Pelletier	56,994,034	2,051,966
Bruce W. Diamond	56,996,334	2,049,666
Dag F. Wittusen	58,797,621	248,379
Jack G. Levin	58,795,665	250,335
Michael E. Holmstrom	58,797,721	248,279
Catherine P. Lego	58,030,030	1,015,970
Jan Loeber	58,798,965	247,035

Michael R. Farese, Ph.D. was originally a nominee for director but resigned his positions as Chief Executive Officer and President and declined to stand for re-election prior to the Annual Meeting of Stockholders.  We currently have a vacancy on the Board of Directors.

(b)         Ratified the appointment of Deloitte & Touche, LLP as the Company’s independent auditors for the fiscal year 2005 by the votes indicated:

For	Against	Abstain
59,010,128	18,695	17,177

Item 5.  OTHER INFORMATION

(b)         We recently established a Corporate Governance and Nominating Committee of the Board of Directors (the “Corporate Governance and Nominating Committee”) to recommend to the full Board each of the nominees for election to the Board of Directors.  The Corporate Governance and Nominating Committee has adopted a charter which sets forth the procedures by which stockholders may recommend nominees to the Board of Directors and a current copy of this charter is available on our website at www.wj.com. Prior to adoption of the Corporate Governance and Nominating Committee charter, we did not have formal procedures in place for such.  The procedures by which our stockholders may recommend nominees to the Board of Directors as set forth in the charter are as follows:

All stockholder nominating recommendations must be in writing, addressed to the Chair of the Corporate Governance and Nominating Committee at the Company’s principal headquarters, 401 River Oaks Parkway, San Jose, California  95134.  Submissions must be made by mail, courier or personal delivery.  E-mailed submissions will not be considered. A nominating recommendation must be accompanied by the following information concerning each recommending stockholder:

•                  The name and address, including telephone number, of the recommending stockholder;

•                  The number of the Company’s shares owned by the recommending stockholder and the time period for which such shares have been held;

•                  If the recommending stockholder is not a stockholder of record, a statement from the record holder of the shares (usually a broker or bank) verifying the holdings of the stockholder and a statement from the recommending stockholder of the length of time that the shares have been held.  (Alternatively, the stockholder may furnish a current Schedule 13D, Schedule 13G, Form 3, Form 4 or Form 5 filed with the Securities and Exchange Commission reflecting the holdings of the stockholder, together with a statement of the length of time that the shares have been held); and

•                  A statement from the stockholder as to whether the stockholder has a good faith intention to continue to hold the reported shares through the date of the Company’s next annual meeting of stockholders.

A nominating recommendation must also be accompanied by the following information concerning the proposed nominee:

•                  The information required by Item 401 of SEC Regulation S-K (generally providing for disclosure of the name, address, any arrangements or understanding regarding nomination and five year business experience of the proposed nominee, as well as information regarding certain types of legal proceedings within the past five years involving the nominee);

•                  The information required by Item 403 of SEC Regulation S-K (generally providing for disclosure regarding the proposed nominee’s ownership of securities of the Company); and

•                  The information required by Item 404 of SEC Regulation S-K (generally providing for disclosure of transactions between the Company and the proposed nominee valued in excess of $60,000 and certain other types of business relationships with the Company).

The nominating recommendation must describe all relationships between the proposed nominee and the recommending stockholder and any agreements or understandings between the recommending stockholder and the nominee regarding the nomination and all relationships between the proposed nominee and any of the Company’s competitors, customers, suppliers, labor unions or other persons with special interests regarding the Company. The recommending stockholder must furnish a statement supporting its view that the proposed nominee possessions the minimum qualifications prescribed by the Committee for nominees, and briefly describing the contributions that the nominee would be expected to make to the board and to the governance of the Company.

The recommending stockholder must state whether, in the view of the stockholder, the nominee, if elected, would represent all stockholders and not serve for the purpose of advancing or favoring any particular stockholder or other constituency of the Company. The nominating recommendation must be accompanied by the consent of the proposed nominee to be interviewed by the Committee, if the Committee chooses to do so in its discretion (and the recommending stockholder must furnish the proposed nominee’s contact information for this purpose), and, if nominated and elected, to serve as a director of the Company.

A stockholder (or group of stockholders) wishing to submit a nominating recommendation for an annual meeting of stockholders must ensure that it is received by the Company, as provided above, not later than 120 calendar days prior to the first anniversary of the date of the proxy statement for the prior annual meeting of stockholders.  In the event that the date of the annual meeting of stockholders for the current year is more than 30 days following the first anniversary date of the annual meeting of stockholders for the prior year, the submission of a recommendation will be considered timely if it is submitted a reasonable time in advance of the mailing of the Company’s proxy statement for the annual meeting of stockholders for the current year.   If a recommendation is submitted by a group of two or more stockholders, the information regarding recommending stockholders must be submitted with respect to each stockholder in the group.

Item 6.  EXHIBITS

(a)          Exhibits

The exhibits listed on the following index to exhibits are filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No	Exhibit	Date	Herewith

10.1	Separation Agreement, dated as of June 28, 2005, by and between the Registrant and Michael R. Farese, Ph.D.	8-K	000-31337	10.1	7/1/05

10.2	Employment Agreement, dated as of June 28, 2005, by and between the Registrant and Bruce W. Diamond	8-K	000-31337	10.2	7/1/05

31.1	Certification of Bruce W. Diamond, Chief Executive Officer (principal executive officer), pursuant to Rule 13a-14/15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of Ephraim Kwok, Chief Financial Officer (principal financial officer), pursuant to Rule 13a-14/15d-14(a) of the Securities Exchange Act of 1934.					X

32.1	Certification of Bruce W. Diamond, Principal Executive Officer, Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Ephraim Kwok, Principal Financial Officer, Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 12th day of August 2005.

WJ COMMUNICATIONS, INC.
(Registrant)

Date	August 12, 2005	By:	/s/ BRUCE W. DIAMOND
Bruce W. Diamond
President and Chief Executive Officer
(principal executive officer)

Date	August 12, 2005	By:	/s/ EPHRAIM KWOK
Ephraim Kwok
Chief Financial Officer
(principal financial officer)