Form 10-Q
period 2005-10-02
WJ COMMUNICATIONS INC
filed 2005-11-14
CIK 105006

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of  November 9, 2005 there were 65,088,067 shares outstanding of the registrant’s common stock, $0.01 par value.

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

THREE MONTHS AND NINE MONTHS ENDED OCTOBER 2, 2005

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the Three and Nine Months ended October 2, 2005 and September 26, 2004

Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months ended October 2, 2005 and September 26, 2004

Condensed Consolidated Balance Sheets at October 2, 2005 and December 31, 2004

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 2, 2005 and September 26, 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risks

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

Sales:
Semiconductor and RFID	$8,044	$8,379	$19,548	$22,122
Other (1)	50	550	343	2,293
Total sales	8,094	8,929	19,891	24,415

Cost of goods sold	3,774	4,536	10,992	11,039
Gross profit	4,320	4,393	8,899	13,376
Operating expenses:
Research and development	4,451	4,354	13,591	12,588
Selling and administrative	3,632	3,523	11,644	9,326
Acquired in-process research and development	—	—	3,400	8,500
Restructuring reversals	—	(3,416)	—	(3,845)
Total operating expenses	8,083	4,461	28,635	26,569
Loss from operations	(3,763)	(68)	(19,736)	(13,193)
Interest income	272	167	773	486
Interest expense	(29)	(20)	(77)	(72)
Other income (expense)—net	3	—	11	—
Income (loss) before income taxes	(3,517)	79	(19,029)	(12,779)
Income tax benefit	(123)	(1,133)	(123)	(7,674)
Net income (loss)	$(3,394)	$1,212	$(18,906)	$(5,105)

Basic net income (loss) per share	$(0.05)	$0.02	$(0.30)	$(0.08)
Basic average shares	64,516	60,908	63,860	60,195

Diluted net income (loss) per share	$(0.05)	$0.02	$(0.30)	$(0.08)
Diluted average shares	64,516	65,913	63,860	60,195

(1) Other sales includes sales of the Company’s wireless and fiber optics products.

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

Net income (loss)	$(3,394)	$1,212	$(18,906)	$(5,105)
Other comprehensive gain (loss):
Unrealized holding gains (losses) on securities arising during the period, net of reclassification adjustments	(5)	17	1	7

Comprehensive income (loss)	$(3,399)	$1,229	$(18,905)	$(5,098)

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	October 2,	December 31,
	2005	2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,623	$24,392
Short-term investments	13,176	18,732
Receivables (net of allowances of $111 and $496, respectively)	5,494	6,841
Inventories	5,260	5,148
Interest receivable	133	929
Other	1,995	2,254
Total current assets	45,681	58,296

PROPERTY, PLANT AND EQUIPMENT, net	7,668	9,679

Goodwill	6,881	1,368
Intangible assets, net	1,974	180
Other assets	210	210
	$62,414	$69,733

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,015	$2,633
Accrued liabilities	1,529	1,607
Accrued payroll and profit sharing	1,513	1,498
Accrued workers’ compensation	362	538
Income tax contingency liability	1,817	1,946
Deferred margin on distributor inventory	3,650	—
Restructuring accrual	3,341	3,350
Total current liabilities	15,227	11,572

Restructuring accrual	14,119	16,069
Other long-term obligations	741	795

Total liabilities	30,087	28,436

STOCKHOLDERS’ EQUITY:
Common stock	664	629
Treasury stock	(19)	(18)
Additional paid-in capital	204,546	194,262
Accumulated deficit	(172,105)	(153,199)
Deferred stock compensation	(748)	(365)
Other comprehensive loss	(11)	(12)
Total stockholders’ equity	32,327	41,297
	$62,414	$69,733

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 2,	September 26,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(18,906)	$(5,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,329	2,064
Acquired in-process research and development	3,400	8,500
Amortization of deferred financing costs	31	31
Net gain on disposal of property, plant and equipment	(8)	—
Non-cash restructuring charges (reversals)	52	(3,830)
Stock based compensation	836	816
Provision for (reduction in) allowance for doubtful accounts	19	63
Amortization of net premiums on short-term investments	173	311
Net changes in:
Receivables	1,593	(1,194)
Inventories	81	(339)
Other assets	867	—
Restructuring liabilities	(2,011)	(1,731)
Income tax contingency liability	(129)	(8,111)
Deferred margin on distributor inventory	3,650	—
Accruals and accounts payable	29	(409)
Net cash used in operating activities	(7,994)	(8,934)

INVESTING ACTIVITIES:
Purchase of short-term investments	(27,887)	(45,711)
Proceeds from sale and maturities of short-term investments	33,580	72,246
Purchases of property, plant and equipment	(473)	(320)
Acquisition of Telenexus and related costs	(3,218)	—
Acquisition of EiC and related costs	(37)	(11,190)
Proceeds on disposal of property, plant and equipment	398	—
Net cash provided by investing activities	2,363	15,025

FINANCING ACTIVITIES:
Payments on long-term borrowings	(47)	(82)
Repurchase of common stock	(214)	(267)
Net proceeds from issuances of common stock	1,123	10,874
Net cash provided by financing activities	862	10,525

Net increase (decrease) in cash and cash equivalents	(4,769)	16,616
Cash and cash equivalents at beginning of period	24,392	10,900
Cash and cash equivalents at end of period	$19,623	$27,516

Other cash flow information:
Income taxes paid	$6	$436
Interest paid	46	41
Noncash investing and financing activities:
Issuance of common stock for Telenexus acquisition	8,190	—
Issuance of common stock for EiC acquisition	—	2,484

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended October 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

During the quarter ended September 26, 2004, the Company modified two option agreements (to extend the option exercise period) resulting in $594,000 of severance expense which was recorded as selling and administrative expense in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 26, 2004.

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

	Three Months Ended		Nine Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
	2005	2004	2005	2004

Reported net income (loss)	$(3,394)	$1,212	$(18,906)	$(5,105)
Add: Total stock-based employee compensation expense included in reported net income (loss)	113	670	836	816
Deduct: Total stock-based employee compensation expense under fair value based method for all awards	988	(1,436)	(1,019)	(3,612)
Pro forma net income (loss)	$(2,293)	$446	$(19,089)	$(7,901)

Net income (loss) per basic share
As reported	$(0.05)	$0.02	$(0.30)	$(0.08)
Pro forma	$(0.04)	$0.01	$(0.30)	$(0.13)

Net income (loss) per diluted share
As reported	$(0.05)	$0.02	$(0.30)	$(0.08)
Pro forma	$(0.04)	$0.01	$(0.30)	$(0.13)

2.      ORGANIZATION AND OPERATIONS OF THE COMPANY

WJ Communications, Inc. (formerly Watkins-Johnson Company, the “Company”) was founded in 1957 in Palo Alto, California. The Company was originally incorporated in California and reincorporated in Delaware in August 2000. For more than 45 years, the Company developed and manufactured radio frequency (“RF”) microwave devices for government electronics and space communications systems used for intelligence gathering and communication. In 1996, the Company began to develop commercial applications for its military technologies. The Company’s current operations design, develop and market innovative, high-performance products for both current and next generation wireless and broadband cable networks and radio frequency identification (“RFID”) systems worldwide. The Company’s products are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which seek to address the RF requirements of these various systems. The Company currently generates the majority of its revenue from products utilized in wireless and wireline networks. The Company’s revenue from products used in RF identification systems represents a less significant portion of its current revenue.

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

The Company has historically received stock rotation requests from its distributors that were within the amounts estimated and contractually allowed with the only exception being the stock rotation in February, 2004 which was approximately $37,000 in excess of the amount contractually allowed.  However, the request from its distributor for stock rotation within the Company’s second quarter ended July 3, 2005 was again higher than the amount contractually allowed by approximately $51,000. Management, with the concurrence of the Company’s Audit Committee, believes the increasing percentage of new products introduced by the Company makes it likely that stock rotation reserves will continue to be difficult to estimate based on historical patterns and contractual provisions. Based on this change in facts and circumstances and management’s future expectations, the Company believes that it can no longer reasonably estimate the amount of future returns from its distributors as of July 3, 2005.  Accordingly, recognition of revenue and associated cost of sales on shipments to distributors is deferred until the resale to the end customer.  This change in application resulted in a $4.1 million revenue deferral in the Company’s second quarter of 2005 which is reflected in the accompanying unaudited condensed consolidated statements of operations for the nine month period ending October 2, 2005. Although revenue is deferred until resale, title of products sold to distributors transfers upon shipment.  Accordingly, shipments to distributors are reflected in the consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment.  Deferred revenue and the corresponding cost of sales on shipments to distributors are reflected in the consolidated balance sheet on a net basis as “Deferred margin on distributor inventory.”

As this change in the application of the Company’s revenue recognition policy is the result of a change in current facts and circumstances, in accordance with Accounting Principles Board Opinion No. 20 “Accounting Changes” paragraph 8, the Company accounted for the change within its second quarter ended July 3, 2005.

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

In addition to the closing consideration, EiC was originally entitled to further consideration of up to $7.0 million and $7.0 million in cash and shares of the Company’s common stock if certain revenue and gross margin targets were achieved by March 31, 2005 and March 31, 2006, respectively. The Company has determined that the revenue and gross margin targets were not met for the nine month period ending March 31, 2005.  EiC subsequently notified the Company that it disagrees with the Company’s conclusion that the revenue and gross margin targets were not met for the nine month period ending March 31, 2005.  While the Company believes EiC’s assertions are without merit and has notified EiC of such, there can be no assurances as to the eventual outcome of this matter.

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

Property and equipment	$1,124
Inventory	2,038
In-process research and development	8,500
Developed technology	200
Goodwill	1,405
Total purchase price	$13,267

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

Telenexus Acquisition

On January 28, 2005, the Company completed its acquisition of Telenexus, Inc. (“Telenexus”).  Pursuant to an Agreement and Plan of Merger, dated January 19, 2005, by and between the Company, WJ Newco, LLC (the “WJ Sub”), Telenexus and Richard J. Swanson, Wilfred K. Lau, David Fried, Kurt Christensen and Mark Sutton (collectively the “Shareholders”), Telenexus merged with and into the WJ Sub effective on January 29, 2005.  The WJ Sub was the survivor in the merger and is a wholly-owned subsidiary of the Company. Telenexus designs, develops, manufactures and markets radio frequency identification (“RFID”) reader products for a broad range of industries and markets.  By virtue of the merger, the Company purchased through the WJ Sub all of the assets necessary for the conduct of the RFID business of Telenexus, consisting primarily of, and including, but not limited to RFID modules, baseband processing algorithm technology, applications software and realizations of several reader product designs.  The consideration paid by the Company on the closing date in connection with the merger consisted of cash in the amount of $3.0 million, which was paid out of the Company’s cash reserves on the closing date, and 2,333,333 shares of the Company’s common stock valued at $8.2 million at the closing date.  Including acquisition costs of $230,000, the aggregate purchase price for the net assets of Telenexus totaled $11.4 million.  Of the closing consideration, cash in the amount of $500,000 and 333,333 shares of the Company’s common stock are being held in escrow with respect to any indemnification matter under the merger agreement. The outstanding cash balance of the escrow account less any properly noticed unpaid or contested amounts was to be distributed within two days after October 28, 2005.  The Company released the full amount of the cash balance of the escrow account on October 31, 2005. The 333,333 shares in the escrow account less any shares for any properly noticed unpaid or contested amounts will be distributed within five days after July 28, 2006. The fair value of the Company’s common stock was determined based on the average closing price per share of the Company’s common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (January 31, 2005). In addition to the closing consideration, the sellers may be entitled to further compensation of up to $2.5 million in cash and up to 833,333 shares of the Company’s common stock if the Company achieves certain revenue targets by July 28, 2006.  Any change in the fair value of the net assets of Telenexus or any additional consideration to the Shareholders will change the amount of the purchase price allocable to goodwill.  Two of the Shareholders, Richard J. Swanson and Wilred K. Lau also entered into three-year employment agreements with the Company.  The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and accordingly the Company’s consolidated financial statements from January 28, 2005 include the impact of the acquisition.

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

Developmental projects that reached technological feasibility were classified as developed and core technology, and the $40,000 value assigned to developed technology was capitalized to be amortized using the straight-line method over a weighted-average period of fourteen months. Developmental projects that had not reached technological feasibility, and had no future alternative uses were classified as IPRD.  The $3.4 million value allocated to projects that were identified as IPRD was charged to acquired in-process research and development in the accompanying condensed consolidated statements of operations for the nine months ended October 2, 2005.   The value assigned to IPRD comprises the following projects:  multi-protocol readers ($1.3 million), Smart readers ($900,000) and Class 3 readers ($1.2 million).  The value of these projects was determined by estimating the discounted net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project.

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

5.      GOODWILL AND INTANGIBLE ASSETS

In connection with the acquisition of the wireless infrastructure business and associated assets from EiC on June 18, 2004, the Company recorded $1.8 million of goodwill. Adjustments to the EiC goodwill subsequent to the EiC acquisition date, resulted primarily from a $576,000 benefit from the termination settlement of the associated supply agreement with EiC and partially offset by $152,000 of additional registration statement related expenses.  In connection with the acquisition of Telenexus acquisition on January 28, 2005, the Company recorded $5.5 million of goodwill.  Adjustments to the Telenexus goodwill through September 2005, subsequent to the Telenexus acquisition date, resulted primarily from finalization of direct acquisition costs.  This goodwill was based upon the values assigned to the transactions at the time they were announced in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The changes in the carrying value of goodwill as of October 2, 2005 are as follows (in thousands):

	EiC	Telenexus	Total
Balance as of December 31, 2004	$1,368	$—	$1,368
Purchased goodwill	—	5,464	5,464
Adjustments to goodwill	37	12	49
Balance as of October 2, 2005	$1,405	$5,476	$6,881

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

Intangible assets are recorded at cost, less accumulated amortization. The following tables present details of the Company’s purchased intangible assets (in thousands):

As of October 2, 2005:

	Useful		Accumulated
Description	Life	Gross	Amortization	Net
EiC acquisition
Purchased developed technology	5 years	$200	$50	$150

Telenexus acquisition
Purchased developed technology	1.2 years	40	23	17
Customer relationships	7 years	900	87	813
Trademarks and trade names	12 years	700	39	661
Non-competition agreements	4 years	400	67	333

Total identified intangible assets		$2,240	$266	$1,974

As of December 31, 2004:

	Useful		Accumulated
Description	Life	Gross	Amortization	Net
EiC acquisition
Purchased developed technology	5 years	$200	$20	$180

In the three months and nine months ended October 2, 2005, amortization of purchased intangible assets included in cost of goods sold was approximately $19,000 and $53,000, respectively. In the three months and nine months ended October 2, 2005, amortization of purchased intangible assets included in operating expense was approximately $72,000 and $193,000, respectively.  In the three months and nine months ended September 26, 2004, amortization of purchased intangible assets included in cost of goods sold was approximately $10,000 for both respective periods. Amortization is computed using the straight-line method over the estimated useful life of the intangible asset. The Company expects that annual amortization of acquired intangible assets to be as follows (in thousands):

Fiscal year:	EiC	Telenexus	Total
2005 (remaining three months)	$10	$80	$90
2006	40	295	335
2007	40	287	327
2008	40	287	327
2009	20	195	215
2010 and beyond	—	680	680
Total amortization	$150	$1,824	$1,974

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

	Three Months Ended		Nine Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
	2005	2004	2005	2004

Net sales	$8,094	$9,609	$19,969	$26,565
Loss from operations	$(3,763)	$109	$(16,421)	$(12,994)
Net income (loss)	$(3,394)	$1,377	$(15,607)	$(4,932)

Basic net income (loss) per share	$(0.05)	$0.02	$(0.24)	$(0.08)
Basic average shares	64,516	63,241	64,089	62,528

Diluted net income (loss) per share	$(0.05)	$0.02	$(0.24)	$(0.08)
Diluted average shares	64,516	68,246	64,089	62,528

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

7.      RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

8.      BORROWING ARRANGEMENTS

In December of 2000, the Company entered into a revolving credit facility (“Revolving Facility”) with a bank, the terms of which were amended and restated in September 2005. Under the new terms, the Revolving Facility provides for a maximum credit extension of $20.0 million, with a $15.0 million sub-limit, to support letters of credit and matures on November 22, 2005. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at the Company’s option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires the Company to maintain certain financial ratios and contains limitations on, among other things, the Company’s ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission. The Company was in compliance with the covenants as of October 2, 2005. The Revolving Facility is secured by substantially all of the Company’s assets. As of October 2, 2005 and December 31, 2004, there were no outstanding borrowings under the Revolving Facility. The Company has letters of credit of $3.2 million available as of October 2, 2005 against which no amounts have been drawn.

9.                   INVENTORIES

Inventories are stated at the lower of cost, using average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. Inventories at October 2, 2005 and December 31, 2004 consisted of the following (in thousands):

	October 2,	December 31,
	2005	2004
Finished goods	$2,180	$1,944
Work in progress	1,854	2,338
Raw materials and parts	1,226	866
	$5,260	$5,148

10.            CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company invests in a variety of financial instruments such as money market funds, commercial paper and high quality corporate bonds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. At October 2, 2005, Richardson Electronics, Ltd. represented 56% of the total accounts receivable balance, respectively. At December 31, 2004, Richardson Electronics, Ltd. and Celestica represented 46% and 10% of total accounts receivable balance, respectively. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

11.            STOCKHOLDERS’ EQUITY

On January 28, 2004, the Company completed a secondary underwritten public offering of 2,000,000 shares of common stock at $5.75 per share, resulting in net proceeds of $10.1 million.

In March 2003, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $2.0 million of the Company’s common stock. In October 2003, the Board approved an additional $2.0 million to expand this existing share repurchase program increasing the total amount authorized to $4.0 million. Purchases under this stock repurchase program were made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases were commenced or suspended at any time or from time-to-time without prior notice. During the year ended December 31, 2003, $2.8 million was utilized to purchase 1,340,719 shares of the Company’s common stock at a weighted average purchase price of $2.08 per share. All of the purchases were made on the Nasdaq National Market at prevailing open market prices using general corporate funds. This stock repurchase program ended as of the annual shareholder meeting on July 22, 2004. On July 27, 2004 the Company announced that its Board of Directors authorized a new repurchase program of up to $2.0 million of the Company’s common stock. This new program was effective July 27, 2004 and replaced all previous repurchase programs. Under this new program, $920,000 was utilized to purchase 429,053 shares of the Company’s common stock at a weighted average purchase price of $2.12 per share. This program expired on July 26, 2005.  The repurchases reduced the Company’s cash and interest income during the period and correspondingly reduced the number of the Company’s outstanding shares of common stock.

During the quarter ended September 26, 2004, the Company modified two option agreements (to extend the option exercise period) resulting in $594,000 of severance expense which was recorded as selling and administrative expense in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 26, 2004 and an increase to additional paid-in capital in the accompanying consolidated balance sheet.

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

The Company’s stock option plans (“Plans”) provide that options granted under the Plans will have a term of no more than 10 years. Options granted under the Plans have vesting periods ranging from two to four years. The provisions of the Plans provide that under certain circumstances, such as a change in control, the achievement of certain performance objectives, or certain liquidity events, the outstanding option may be subject to accelerated vesting.  As of October 2, 2005 the number of shares available for future grants under the above plans was 5,603,024. Stock options may include incentive stock options, nonqualified stock options or both, in each case, with or without stock appreciation rights.

12.            NET INCOME (LOSS) PER SHARE CALCULATION

Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods. The net income (loss) per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
	2005	2004	2005	2004

Net income (loss)	$(3,394)	$1,212	$(18,906)	$(5,105)

Denominator for basic net income (loss) per share:
Weighted average shares outstanding	64,875	60,908	63,979	60,195
Less weighted average shares subject to repurchase	(359)	—	(119)	—
Weighted average shares outstanding	64,516	60,908	63,860	60,195

Denominator for diluted net income (loss) per share:
Weighted average shares outstanding	64,516	60,908	63,860	60,195
Effect of dilutive stock options	—	5,005	—	—
Diluted weighted average common shares	64,516	65,913	63,860	60,195

Basic income (loss) per share	$(0.05)	$0.02	$(0.30)	$(0.08)

Diluted income (loss) per share	$(0.05)	$0.02	$(0.30)	$(0.08)

For the periods ended October 2, 2005, the incremental shares from the assumed exercise of 10,568,167 of the Company’s stock options outstanding and 222,168 shares as of October 2, 2005 related to contributions under the Employee Stock Purchase Plan for pending purchases were excluded from the calculation of diluted earnings per share because operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive. For the three months ended September 26, 2004, the incremental shares from the assumed exercise of 4,738,550 of the Company’s stock options outstanding were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average share price for the quarter, and therefore their inclusion would have been anti-dilutive. The incremental shares from the assumed exercise of 13,708,113 stock options for the nine months ended September 26, 2004 were not included in computing the diluted per share amounts because the effect of such assumed conversion and issuance would be anti-dilutive as the Company recorded a net loss for that period.

13.    RESTRUCTURING CHARGES

Fourth Quarter 2002 Restructuring Plan

Over the course of 2002, the Company began to design and manufacture semiconductors utilizing additional manufacturing technologies at external wafer fabrication foundries. The Company believed that this approach was required in order to continue to offer competitive products and expected that a greater number of its future products would be developed in this fashion. The Company at that time believed that this business strategy offered considerable other advantages such as allowing it to focus its resources on product development and marketing, minimizing capital expenditures, reducing operating expenses, allowing it to continue to offer competitive pricing, reducing time to market, reducing technology and product risks and facilitating the migration of the Company’s products to new process technologies, which reduce costs and optimize performance. On December 17, 2002, the Company’s Board of Directors approved a plan to completely outsource the Company’s internal wafer fabrication within one year and close its own wafer fabrication facility (the “fab closure”), which original plan was subsequently modified in 2003 and 2004 as described below.

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

During the second quarter of 2004, the Company delayed the closure of its internal wafer fabrication facility (“fab”) for a minimum of three additional months to assess the integration of the EiC acquisition (see note 4) into its existing operations which resulted in an approximate $430,000 reduction in its lease loss accrual.  During the third quarter of 2004, the Company decided not to close its fab as the Company believed that integrating the newly acquired fab from EiC with its pre-existing fab will offer the Company certain benefits over outsourcing the pre-existing fab. As such, the Company reversed the remainder of this lease loss accrual of $3.6 million in the second quarter of 2004.  The Company continues to evaluate the use of outside wafer fabrication facilities and potential benefits from outsourcing where practicable under the circumstances.

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

Impairment of Long Lived Assets –  Assets to be held and used – The original 2002 decision to utilize the Company’s internal wafer fabrication equipment and related leasehold improvements for only one more year triggered an impairment under SFAS No. 144. Management measured the recoverability of these assets through a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets over their remaining year of life. As such, the carrying value of these assets were written down to the estimated future cash flows that are directly associated with and that were expected to arise as a direct result of the use and eventual disposition of these assets. Management estimated the future cash flows using a traditional present value approach based on management’s assumptions regarding the intended use of these assets consistent with the Company’s budget and projections as well as the planned eventual disposition of the asset group through sale. Management estimated the disposition value of these assets after consideration of several factors including the condition and management’s intended use of the equipment, offers made for similar equipment the Company intended to sell and the results of an independent third party appraisal.

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

As of October 2, 2005, the maximum potential amount of the lease loss for this property is $7.5 million which is partially offset by $86,000 of estimated net sublease income.

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

As of October 2, 2005, the maximum potential amount of the lease loss for this property is $11.8 million which is partially offset by $953,000 of minimum sublease income commitments under noncancellable sublease rental agreements and $571,000 of estimated net sublease income.

The following table summarizes restructuring accrual activity recorded during the years 2001 though October 2, 2005 (in thousands):

	Q3 2001
	Restructuring	Q3 2002 Restructuring Plan			Q4 2002 Restructuring Plan
	Plan	Workforce		Asset	Workforce		Asset
	Lease Loss	Reduction	Lease Loss	Impairment	Reduction	Lease Loss	Impairment	Total

Q3 2001 charge to expense	$9,797	$—	$—	$—	$—	$—	$—	$9,797
Non-cash charges (1)	(2,503)	—	—	—	—	—	—	(2,503)
Cash payments	(463)	—	—	—	—	—	—	(463)
Balance at December 31, 2001	6,831	—	—	—	—	—	—	6,831

Q3 2002 charge to expense	—	507	13,841	4,087	—	—	—	18,435
Q4 2002 charge to expense	—	—	—	—	279	4,285	4,277	8,841
2002 additional charge	6,283	—	674	—	—	—	—	6,957
Non-cash charges (2)	(22)	—	(2,930)	(4,087)	—	—	(4,277)	(11,316)
Cash payments	(1,002)	(437)	(290)	—	—	—	—	(1,729)
Balance at December 31, 2002	12,090	70	11,295	—	279	4,285	—	28,019

2003 additional charge (credit)	203	(21)	(23)	151	—	(364)	—	(54)
Non-cash charges	—	—	(15)	(151)	—	—	—	(166)
Cash payments	(782)	(49)	(1,316)	—	(26)	—	—	(2,173)
Balance at December 31, 2003	11,511	—	9,941	—	253	3,921	—	25,626

2004 additional charge (credit)	538	—	(377)	—	(85)	(3,921)	—	(3,845)
Non-cash charges	12	—	30	—	—	—	—	42
Cash payments	(1,003)	—	(1,233)	—	(168)	—	—	(2,404)
Balance at December 31, 2004	11,058	—	8,361	—	—	—	—	19,419

2005 additional charge (credit)	—	—	—	—	—	—	—	—
Non-cash charges	46	—	6	—	—	—	—	52
Cash payments	(1,057)	—	(954)	—	—	—	—	(2,011)
Balance at October 2, 2005	$10,047	$—	$7,413	$—	$—	$—	$—	$17,460

(1)          Non-cash charges related to the Q3 2001 Restructuring Plan lease loss represents $2.5 million of tenant improvements deemed no longer realizable.

(2)          Non-cash charges related to the Q3 2002 Restructuring Plan lease loss represents $3.2 million of tenant improvements deemed no longer realizable net of a $310,000 write-off of accrued deferred rent.

Of the accrued restructuring charge at October 2, 2005, the Company expects $3.4 million of the lease loss to be paid out over the next twelve months. As such, this amount is recorded as a current liability and the remaining $14.1 million to be paid out over the remaining life of the lease of approximately four years is recorded as a long-term liability.

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

The CODM does, however, monitor sales by products at a more detailed level than those depicted in the Company’s historical general purpose financial statements. Sales by products representing greater than 10% of Company consolidated sales during at least one of the periods presented are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
	2005	2004	2005	2004

Semiconductor and RFID	$8,044	$8,379	$19,548	$22,122
Wireless Integrated Assemblies and Fiber Optics	50	550	343	2,293
Total	$8,094	$8,929	$19,891	$24,415

The Company believes it is more meaningful in terms of concentration of risk to combine the sales to manufacturing subcontractors with the end customer who ultimately controls product demand. Sales to individual customers representing greater than 10% of Company consolidated sales during at least one of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
	2005	2004	2005	2004

Richardson Electronics, Ltd (1)	$4,968	$4,561	$8,638	$12,335
Celestica	777	701	2,781	2,829

(1)          Richardson Electronics Ltd. is the sole worldwide distributor of the Company’s complete line of RF semiconductor products.

Sales to unaffiliated customers by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
	2005	2004	2005	2004

United States	$5,667	$6,044	$11,352	$16,128
Export sales from United States:
China	1,104	733	3,951	2,297
Republic of Korea	410	43	1,181	564
Europe	355	684	1,089	2,042
Other	558	1,425	2,318	3,384
Total	$8,094	$8,929	$19,891	$24,415

Long-lived assets located outside of the United States are insignificant.

15.            INCOME TAXES

The Company in accordance with SFAS No. 5 “Accounting for Contingencies” has established certain reserves for various federal, state and international income tax exposures.  During the quarter ended October 2, 2005, the Company recorded a tax benefit of $123,000 as the statute had expired on certain estimated federal tax exposures during the current quarter.  As of October 2, 2005 the balance of the income tax contingency liability is $1.8 million.

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

16.            CONTINGENCIES

Environmental Remediation

Our current operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination.   The Company has an accrued liability of $73,000 as of October 2, 2005 to offset estimated program oversight, remediation actions and record retention costs.  In the second quarter of 2005 the accrued liability was reduced by $100,000 when it was determined that the probability of an assessment for a prior violation was remote.  Expenditures charged against the provision totaled $2,000 and $9,000 for the nine month periods ended October 2, 2005 and September 26, 2004, respectively and totaled $14,000, $11,000 and $4,000 in 2004, 2003 and 2002, respectively.

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

OVERVIEW

We are a radio frequency (“RF”) semiconductor company providing radio frequency product solutions worldwide to communications equipment companies and service providers. We design, develop and manufacture innovative, high performance products for both current and next generation wireless and wireline networks and RF identification systems. Our radio frequency product solutions are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which address the radio frequency challenges of these various systems. We currently generate the majority of our revenue from our products utilized in wireless and wireline networks. Our revenue from our products used in RF identification systems represents a less significant portion of our current revenue however we believe they represent areas of future growth opportunity. The radio frequency challenge is to create product designs that function within the unique parameters of different wireless system architectures. Our solution is comprised of design expertise, advanced device technology and manufacturability.  Our commercial communications products are used by telecommunication and broadband cable equipment manufacturers supporting and facilitating mobile communications, enhanced voice services, data and image transport. Our objective is to be the leading supplier of innovative RF semiconductors products.

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

On January 28, 2005 we completed our acquisition of Telenexus, Inc. (“Telenexus”).  Pursuant to an Agreement and Plan of Merger, dated January 19, 2005, by and between us, WJ Newco, LLC (the “WJ Sub”), Telenexus and Richard J. Swanson, Wilfred K. Lau, David Fried, Kurt Christensen and Mark Sutton. Telenexus was merged with and into the WJ Sub effective on January 29, 2005. The WJ Sub was the survivor in the merger and is our wholly-owned subsidiary.  Telenexus designs, develops, manufactures and markets radio frequency identification (“RFID”) reader products for a broad range of industries and markets.  By virtue of the merger, we purchased through the WJ Sub all of the assets necessary for the conduct of the RFID business of Telenexus, consisting primarily of, and including, but not limited to RFID modules, baseband processing algorithm technology, applications software and realizations of several reader product designs.  The consideration we paid on the closing date in connection with the merger consisted of cash in the amount of $3.0 million, which was paid out of our cash reserves on the closing date, and 2,333,333 shares of our common stock valued at $8.2 million at the closing date.  Including acquisition costs of $230,000, the aggregate purchase price for the net assets of Telenexus totaled $11.4 million.  Of the closing consideration, cash in the amount of $500,000 and 333,333 shares of our common stock are being held in escrow with respect to any indemnification matter under the merger agreement. The outstanding cash balance of the escrow account less any properly noticed unpaid or contested amounts was to be distributed within two days after October 28, 2005.  We released the full amount of the cash balance of the escrow account on October 31, 2005. The 333,333 shares in the escrow account less any shares for any properly noticed unpaid or contested amounts will be distributed within five days after July 28, 2006.  The fair value of our common stock was determined based on the average closing price per share of our common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (January 31, 2005).  In addition to the closing consideration, the sellers may be entitled to further compensation of up to up to $2.5 million in cash and up to 833,333 shares of our common stock if we achieve certain revenue targets by July 28, 2006.  Any change in the fair value of the net assets of Telenexus or any additional consideration to the Shareholders will change the amount of the purchase price allocable to goodwill.  The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”).

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

In addition to the closing consideration, EiC was originally entitled to further consideration of up to $7.0 million and $7.0 million in cash and shares of our common stock if certain revenue and gross margin targets were achieved by March 31, 2005 and March 31, 2006, respectively. We have determined that the revenue and gross margin targets were not met for the nine month period ending March 31, 2005.  EiC subsequently notified us that it disagrees with our conclusion that the revenue and gross margin targets were not met for the nine month period ending March 31, 2005.  While we believe EiC’s assertions are without merit and has notified EiC of such, there can be no assurances as to the eventual outcome of this matter.

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

Through the quarter ended April 3, 2005, revenues from our distributors were recognized upon shipment based on the following factors:  our sales price is fixed or determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributor has separate economic substance, we have no obligation with respect to the resale of the distributor’s inventory, and we believed we could reasonably estimate the potential returns from our distributor based on their history and our visibility in the distributor’s success with its products and into the market place in general.  In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 48 “Revenue Recognition When Right of Return Exists”, we accrued a reserve based on our reasonable estimate of future returns based on historical trends and contractual limitations. Per contractual agreement, the distributor may return product three times per year under the following conditions:  the total value of inventory returned shall not exceed an amount equal to 5% of the total value of the distributor’s stock on hand of our products as reported in the prior month’s inventory report, the inventory is returned no earlier than 6 months and no later than 24 months from the date of the original invoice date and the product’s packaging has not been opened or any alteration or modification has been performed on the part.  As of September 26, 2004, our distributor stock rotation reserve was $226,000.  As of December 31, 2004, 2003 and 2002, our distributor stock rotation reserve was $338,000, $196,000 and $247,000, respectively.

Beginning in September 2003, we entered into a program where the distributor would receive a credit if it sold specific product at a reduced price to specific end-customers pre-authorized by us.  We maintain a log of all such pre-authorized price reductions which we accrue as a reduction to revenue in the period that the pre-authorization occurs per issue 4 of EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  As of October 2, 2005 and September 26, 2004, our Ship & Debit Allowance was $19,000 and $21,000, respectively. As of December 31, 2004, 2003 and 2002, our Ship & Debit Allowance was $5,000, $29,000 and $0, respectively.

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

We may enter into contracts to perform research and development for others meeting the requirements of Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”.  Revenue under development agreements is recognized when applicable contractual non-refundable milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion method in accordance with Accounting Research Bulletin 45 “Long-Term Construction Type Contracts” using the relevant guidance in the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Given the duration and nature of these development contracts, we believe that recognizing revenue under the percentage completion method best represents the legal and economic results of contract performance on a timely basis.  The costs associated with development agreements are included in cost of goods sold.  The achievement of contractual milestones is evidenced by written documentation provided by the customer in accordance with the applicable terms and conditions of each contract.  In any period, progress on the contract is based on input measures (direct labor dollars, direct material costs and direct outside processing costs) in the ratio of costs incurred to total estimated costs.  Estimated costs to complete are provided by engineering personnel directly involved in the development program and are reviewed by management and finance personnel for reasonableness given the known facts and circumstances.  A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on our results of operations. If we bill the customer prior to performing services under the development agreement, the amounts are recorded as deferred revenue.  We recorded revenue of $64,000 and $692,000 under development agreements in the three and nine months ended October 2, 2005, respectively.  We have no deferred revenue at October 2, 2005.  No comparable amounts were included in the periods ended September 26, 2004.

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

Restructuring

During fiscal 2002 and 2001, we recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing our business. Such charges were established in accordance with Emerging Issues Task Force Issue 94-3 (“EITF 94-3”) “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” These charges include abandoned leased properties comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and asset impairment charges on tenant improvements deemed no longer realizable. In determining these estimates, we make certain assumptions with regards to our ability to sublease the space and reflect offsetting assumed sublease income in line with our best estimate of current market conditions. Should there be a further significant change in market conditions, the ultimate losses on these could be higher and such amount could be material. During 2002, we recorded restructuring charges of $27.9 million related to restructuring activities initiated in 2002 and also recorded additional charges of $6.3 million related to restructuring activities initiated in 2001, primarily due to changes in estimated sublease income. During 2003, we revised our lease loss accrual downward for an estimated four months of additional operation of our wafer fab and reduced facility costs at our other two abandoned facilities. This reversal was largely offset by an additional lease loss accrual for reductions in estimated sublease occupancy and market rates. During 2004, we recorded a reversal of $4.0 million related to our assessment and decision to not close our internal wafer fabrication facility (“fab”) as we believed at the time that integrating the newly acquired fab from EiC with our pre-existing fab offered the Company certain benefits over outsourcing the pre-existing fab. As such, we reversed $3.9 million of our lease loss accrual and $85,000 of our severance accrual. This credit was partially offset by an additional $161,000 lease loss accrual as we revised our lease loss assumptions for our facilities based on reductions in sublease occupancy rates and a net increase in facility operating costs.  We continue to evaluate the use of outside wafer fabrication facilities and potential benefits from outsourcing where practicable under the circumstances.

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

CURRENT OPERATIONS

For The Periods Ended October 2, 2005 Compared to September 26, 2004

Sales – We recognized $8.1 million and $8.9 million in sales for the three months ended and $19.9 million and $24.4 million in sales for the nine months ended October 2, 2005 and September 26, 2004, respectively. For the respective three month periods, total sales decreased 9% due primarily to the decrease in sales from our wireless integrated assemby and fiber optic products while sales of our semiconductor and RFID products remained relatively unchanged. The decrease in total sales, as well as the decrease in our semiconductor sales, for the respective nine month periods primarily reflects a change in the application of our revenue recognition policy from revenue recognition upon shipment to our distributors to revenue recognition when our distributors have sold the product to the end customer.  Our management, with the concurrence of our Audit Committee, believes the increasing percentage of new products introduced by us makes it likely that stock rotation reserves will continue to be difficult to estimate based on historical patterns and contractual provisions as evidenced by the most recent request for stock rotation during our second quarter ended July 3, 2005 which was higher than the amount contractually allowed and previously estimated. Based on this change in facts and circumstances and our management’s future expectations, we believe that we can no longer reasonably estimate the amount of future returns from our distributors as of July 3, 2005.  Accordingly, recognition of revenue and associated cost of sales on shipments to distributors is deferred until the resale to the end customer.  This change in application resulted in a $4.1 million revenue deferral in our second quarter of 2005 which is reflected in the nine months ended October 2, 2005.  For further discussion, see note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. These decreases were mitigated by our expanded RFID product offering due to our acquisition of Telenexus (representing $95,000 and $1.1 million of our sales in the three and nine months ended October 2, 2005) and our increasing sales in Asia (particularly China, which increased 51% and 72% in the comparable three and nine month periods and Korea, which increased 854% and 109% in the comparable three and nine month periods).  Over the comparable nine month periods, we have experienced only an approximate 1% decrease in the average selling price of our semiconductor products due to competitive pressure as newer products with a higher average selling price are becoming a greater percentage of our product mix.  The three and nine month periods ended September 26, 2004 included $550,000 and $2.3 million of revenue from our wireless integrated assemby and fiber optic products.  As these products have reached the end of their product life cycle, they only represented $50,000 and $343,000 of our sales in the three and nine months ended October 2, 2005.

Cost of Goods Sold – Our cost of goods sold for the three months ended October 2, 2005 was $3.8 million, a decrease of $762,000 or 17% as compared with cost of goods sold of $4.5 million in the three months ended September 26, 2004.  For the nine months ended October 2, 2005 our cost of goods sold was $11.0 million equaling the cost of goods sold of $11.0 million in the nine months ended September 26, 2004.  During the three months and nine months ended October 2, 2005, cost of goods sold were 47% and 55% as a percentage of sales which compares to 51% and 45% in the corresponding prior year periods.  The decrease in our cost of goods sold as a percentage of sales for the comparable three month periods primarily reflects direct cost reductions in the product line we acquired from EiC Corporation we achieved after additional experience as well as direct cost reductions in our PCMCIA Type II RFID Read Card product line due to increased volume production.  The increase in our cost of goods sold as a percentage of sales for the comparable nine month periods primarily reflects the decrease in sales in the same periods due to the change in application of our revenue recognition policy regarding sales to our distributors resulting in a $4.1 million revenue deferral in our second quarter of 2005 relative to the unabsorbed fixed overhead costs related to underutilization of our existing wafer fabrication facility.

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

Research and Development – Our research and development expense for the three months ended October 2, 2005 was $4.5 million, an increase of $97,000 or 2% as compared with research and development expense of $4.4 million in the three months ended September 26, 2004.  For the nine months ended October 2, 2005 our research and development expense was $13.6 million, an increase of $1.0 million or 8% as compared with research and development expense of $12.6 million over the same period last year. The increase in absolute dollars in the three months ended October 2, 2005 is primarily related to the increased engineering staff and new product development related to the products we acquired from Telenexus which was partially offset by a decrease in overall overhead. The increase in absolute dollars in the nine months ended October 2, 2005 is primarily related to the increased engineering staff and new product development efforts related to the products and processes we acquired from EiC, the increased engineering staff and new product development related to the products we acquired from Telenexus and increased spending on design consulting services which was partially offset by a decrease in overall overhead. During the three months and nine months ended October 2, 2005, research and development expenses were 55% and 68% as a percentage of sales which compares to 49% and 52% in the corresponding prior year periods. As a percentage of sales, the increase in research and development expense in both comparable periods in 2005 reflects the factors noted above as well as the decrease in sales in the same relative periods. Product research and development is essential to our future success and we expect to continue to make investments in new product development and engineering talent. For the remainder of 2005 we will focus our research efforts and resources on RF semiconductor development which target multiple growth markets such as RFID while expanding our addressable market opportunities in wireless communications and broadband cable. We will also explore process capabilities of third party foundries and develop products under new process technologies such as SiGe BiCMOS.

Selling and Administrative – Selling and administrative expense for the three months ended October 2, 2005 was $3.6 million or 45% of sales, an increase of $109,000 or 3% as compared with selling and administrative expense of $3.5 million or 39% of sales in the three months ended September 26, 2004.  For the nine months ended October 2, 2005 selling and administrative expenses were $11.6 million or 59% of sales, an increase of $2.3 million or 25% as compared with selling and administrative expense of $9.3 million or 38% of sales in the nine months ended September 26, 2004.  The increase in absolute dollars during the three month period is primarily related to a $380,000 charge related to severance, $231,000 increase in legal fees resulting from additional corporate governance requirements and a $190,000 increase related to the acquired administrative operations of Telenexus. These increased costs were partially offset by a $117,000 decrease in salaries and wages. The increase in absolute dollars during the nine month period is primarily related to a $1.2 million charge for a former CEO separation agreement, a $547,000 increase related to the acquired administrative operations of Telenexus, $445,000 of professional fees related to a potential strategic business combination which we decided not to consummate, a $392,000 increase in accounting and legal fees resulting from additional corporate governance requirements, $380,000 charge related to severance, and a $285,000 increase in external sales representatives commission due to the increase in semiconductor sales over the prior year’s period. These increased costs were partially offset by a $267,000 decrease in bonus expense, a $127,000 decrease in insurance premiums, a $100,000 reduction in the accrued liability for environmental remediation when it was determined that the probability of an assessment for a prior violation was remote and the recovery of $75,000 of previously reserved accounts receivable as compared to an additional reserve of $63,000 for receivables whose collection was determined to be doubtful recorded during the nine months ended September 26, 2004.  The three and nine month periods ending September 26, 2004 included severance of $594,000 due to a stock compensation charge resulting from the modification of two option agreements (extension of the option exercise period).  As a percentage of sales, the increase in selling and administrative expense in both comparable periods in 2005 reflects the factors noted above as well as the decrease in sales in the same relative periods.

Acquired In-process Research and Development Expenses – During the first quarter of 2005, $3.4 million of the purchase price for the acquisition of Telenexus, Inc. was allocated to acquired in-process research and development expense (“IPRD”). Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and have no future alternative use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is minimal remaining risk relating to the development. The value assigned to

IPRD charge comprises the following projects:  multi-protocol readers ($1.3 million), Smart readers ($900,000) and Class 3 readers ($1.2 million).  As of October 2, 2005, the estimated aggregate cost to complete these projects was $486,000, $1.2 million and $857,000, respectively which is expected to occur during our fourth quarter of 2005 through our fourth quarter of 2006. The value of these projects was determined by estimating the discounted net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project.  Actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisition. The assumptions consist primarily of expected completion dates for the IPRD projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market. Our assumptions for the multi-protocol reader project at the time of the acquisition include an estimated completion date of the project in 2006 at a cost of approximately $938,000, estimated future revenue of $23.4 million over an estimated product life cycle of 7 years, and the following average financial metrics over the life of the product:  gross margin of 40% during the first two years increasing to 55% by year five and remaining constant throughout the remainder of the estimation periods, average operating expenses of 19% and a 41% tax rate. Our assumptions for the Smart reader project at the time of the acquisition include an estimated completion date of the project in 2006 at a cost of approximately $1.3 million, estimated future revenue of $31.3 million over an estimated product life cycle of 10 years, and the following average financial metrics over the life of the product:  gross margin of 40% during the first two years increasing to 55% by year five and remaining constant throughout the remainder of the estimation periods, average operating expenses of 19% and a 41% tax rate.  Our assumptions for the Class 3 reader project at the time of the acquisition include an estimated completion date of the project in 2006 at a cost of approximately $857,000, estimated future revenue of $21.6 million over an estimated product life cycle of 8 years, and the following average financial metrics over the life of the product:  gross margin of 40% during the first two years increasing to 55% by year five and remaining constant throughout the remainder of the estimation periods, average operating expenses of 17% and a 41% tax rate.  A discount rate of 25% was employed to determine the discounted net cash flow for all projects.

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

Restructuring reversals – For the three months ended September 26, 2004 we recorded a credit of $3.4 million related to our decision to not close our internal wafer fabrication facility (“fab”) as we believed that integrating the newly acquired fab from EiC with our pre-existing fab offered the Company certain benefits over outsourcing the pre-existing fab. As such, we reversed approximately $3.5 million of our lease loss accrual and $85,000 of our severance accrual which was recorded in the three months and nine months ended September 26, 2004. Also during the quarter ended September 26, 2004, we revised our lease loss assumptions for our facilities based on reductions in sublease occupancy rates and current facility costs. As such we accrued approximately $161,000 of additional lease loss which was recorded in the three and nine months ended September 26, 2004. During the three months ended June 27, 2004 we delayed the closure of our internal wafer fabrication facility for a minimum of three months to assess the integration of the acquisition into our existing operations which resulted in an approximate $430,000 reduction in our lease loss accrual which is recorded in the nine months ended September 26, 2004.  For further discussion, see note 13 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Interest Income – Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. Our interest income in the three months ended October 2, 2005 was $272,000, an increase of $105,000 or 63% as compared with interest income of $167,000 in the three months ended September 26, 2004.  For the nine months ended October 2, 2005 our interest income was $773,000, an increase of $287,000 or 59% as compared with interest income of $486,000 in the nine months ended September 26, 2004. This relative dollar increase in both comparative periods resulted from an increase in interest rates offsetting a decrease in average funds available for investment.

Interest Expense – Our interest expense for the three months ended October 2, 2005 was $29,000, an increase of $9,000 or 45% as compared with interest expense of $20,000 for the three months ended September 26, 2004.  For the nine months ended October 2, 2005 our interest expense was $77,000, a slight increase of $5,000 as compared with interest expense of $72,000 for the nine months ended September 26, 2004.  Interest expense for all periods relates to maintenance fees associated with our revolving credit facility and outstanding letters of credit.

Income Tax Benefit – During the quarter ended October 2, 2005, we recorded a tax benefit of $123,000 as the statute had expired on certain estimated federal tax exposures during the current quarter.  During the three months ended September 26, 2004, we recorded an additional tax benefit of $1.1 million resulting from a revision of our estimated tax liability due to our receipt of the final assessment from the Internal Revenue Service related to the audit of the Company’s 1996 through 2000 tax returns. The tax benefit for the nine months ended September 26, 2004 of $7.7 million also included a tax benefit of $6.5 million resulting from the first quarter 2004 revision of our estimated tax liability based on the audit of the Company’s 1996 through 2000 tax returns.  Beginning in 2002, it was determined that it was not more likely than not that any additional deferred tax assets would be realized through the application of carryforward claims.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at October 2, 2005 totaled $32.8 million, a decrease of $10.3 million or 24% compared to the balance of $43.1 million at December 31, 2004.

In December of 2000, we entered into a revolving credit facility (“Revolving Facility”) with a bank, the terms of which were amended and restated in September 2005. Under the new terms, the Revolving Facility provides for a maximum credit extension of $20.0 million with a $15.0 million sub-limit to support letters of credit and matures on November 22, 2005. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 1.0% or Prime minus 0.5%. The Revolving Facility requires us to maintain certain financial ratios and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission. The Revolving Facility is secured by substantially all of our assets. We were in compliance with the covenants as of October 2, 2005. As of October 2, 2005 and December 31, 2004, there were no outstanding borrowings under the Revolving Facility. The Company has letters of credit of $3.2 million available as of October 2, 2005 against which no amounts have been drawn. There are fees associated with maintaining our revolving credit facility and outstanding letters of credit we are required to pay our lenders even if we do not borrow.

Net Cash Used in Operating Activities – Net cash used in operations was $8.0 million and $8.9 million in the nine months ended October 2, 2005 and September 26, 2004, respectively. Net loss in the nine months ended October 2, 2005 and September 26, 2004 was $18.9 million and $5.1 million, respectively.

The most significant cash item impacting the difference between net loss and cash flows used in operations in the first nine months of 2005 was $482,000 provided by working capital. The $482,000 provided by working capital primarily relates to a $1.6 million decrease in receivables and a $864,000 decrease in other assets which were partially offset by a $2.0 million decrease in restructuring liabilities. Our receivables decreased $1.6 million as our shipments during the first nine months of 2005 were more evenly distributed throughout the period, allowing for increased collections within the period. The $864,000 decrease in other assets resulted from the collection of a $576,000 contract termination settlement and the collection of $489,000 interest receivable (primarily purchased interest) related to our investment in marketable securities and short-term available-for-sale investments which were partially offset by a $269,000 increase in pre-paid expenses. The $2.0 million decrease in restructuring liabilities primarily relates to payments against the remaining lease loss accrual.  Non-cash items included in net loss in the nine months ended October 2, 2005 included $2.3 million of depreciation and amortization, $3.4 million of IPRD related to our acquisition of Telenexus, Inc. and $3.7 million related to an increase in our deferred margin on distributor inventory due to our change in the application of our revenue recognition policy from revenue recognition upon shipment to our distributors to revenue recognition when our distributors have sold the product to the end customer during our second quarter ending July 3, 2005.  For further discussion, see note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

The most significant cash item impacting the difference between net loss and cash flows used in operations in the first nine months of 2004 was $4.1 million used in working capital. The $4.1 million used in working capital primarily relates to a $1.2 million increase in receivables, a $1.7 million decrease in restructuring liabilities, and a decrease of $436,000 in income taxes payable. Our receivables increased $1.2 million due to increased shipments during the third quarter of 2004. The $1.6 million decrease in restructuring liabilities primarily relates to payments against the remaining lease loss accrual. The decrease of $436,000 in income taxes payable relates to payments resulting from an audit of our 1996 through 2000 returns. Non-cash items included in net loss in the nine months ended September 26, 2004 included $2.1 million of depreciation and amortization, $8.5 million of IPRD related to our acquisition of the wireless infrastructure business and associated assets from EiC and $7.7 million related to a decrease in our income tax liability. The $7.7 million decrease in our income tax liability resulted from a revised estimate related to the audit of our 1996 through 2000 tax returns.

Net Cash Provided by Investing Activities – Net cash provided by investing activities was $2.4 million and $15.0 million in the nine months ended October 2, 2005 and September 26, 2004, respectively. In the first nine months of 2005, we realized $33.6 million in proceeds from the sale and maturities of our short-term investments which was partially offset by $27.9 million used to purchase short-term investments and $3.2 million to acquire Telenexus, Inc. including associated acquisition costs. In the first nine months of 2004, we realized $72.2 million in proceeds from the sale and maturities of our short-term investments which was partially offset by $45.7 million used to purchase short-term investments and $11.2 million to acquire the wireless infrastructure business and associated assets from EiC including associated acquisition costs.  During 2005, we expect to invest approximately $1.0 million to $2.0 million in capital expenditures of which $473,000 was purchased in the first nine months. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so throughout 2005.

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

Net Cash Provided by Financing Activities – Net cash provided by financing activities totaled $862,000 and $10.5 million in the nine months ended October 2, 2005 and September 26, 2004, respectively.  In the first nine months of 2005, we received net proceeds of approximately $1.1 million from the sale of our common stock to employees through our employee stock purchase and option plans which was partially offset by $214,000 used to repurchase our common stock from our former CEO to cover the income tax withholding on his purchase of 328,500 shares of restricted stock.  In the first nine months of 2004, we received net proceeds of $10.2 million related to our secondary public offering of 2.0 million newly issued shares of our common stock and $712,000 from the sale of our common stock to employees through our employee stock purchase and option plans which was partially offset by $267,000 of cash used to repurchase our common stock under our stock repurchase program.

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

Contractual Obligations

Our contractual obligations and the effect those obligations are expected to have on our liquidity and cash flows are set forth in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our annual report on Form 10-K for the year ended December 31, 2004. There have been no material changes to the disclosures therein in the nine months ended October 2, 2005.

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

		Weighted
	Expected Maturity	Average Interest
Expected Maturity Dates	Amounts	Rate
	(in thousands)
Cash equivalents:
2005	$18,130	3.46%
Short-term investments:
2005	3,969	3.67%
2006	9,207	3.79%
Fair value at October 2, 2005	$13,176

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

We have not recorded operating income since 1999, our operating losses have been increasing and we may not be able to achieve revenue or earnings growth or obtain sufficient revenue to sustain profitability. In the nine months ended October 2, 2005 our sales were $19.9 million and we incurred an operating loss of $19.7 million compared to sales of $24.4 million and an operating loss of $13.2 million for the nine months ended September 26, 2004.  In addition, our sales for the year ended December 31, 2004 were $32.3 million compared to $26.6 million for 2003.  We incurred an operating loss of $17.3 million for the year ended December 31, 2004 compared to $16.7 million for 2003.

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

•                  any loss of a key customer;

•                  the ability of our customers to manage their inventories which if not properly managed could cause our customers to reschedule, reduce or cancel significant orders or return our products; and

•                  political and economic instability in, foreign conflicts involving or the impact of regional and global infectious illnesses (such as outbreaks of SARS and bird flu) of our vendors, manufacturers, subcontractors and customers particularly in the countries of China, South Korea, Malaysia and the Philippines.

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

Richardson Electronics, Ltd. is the sole worldwide distributor of our complete line of RF semiconductor products. This sole distributor is our largest semiconductor customer and our sales to Richardson Electronics, Ltd. represent 48% and 56% of our semiconductor sales (43% and 50% of total sales) for the nine months ended October 2, 2005 and September 26, 2004, respectively. In the nine months ended October 2, 2005 our revenue from Richardson Electronics was adversely effected by a change in the application of our revenue recognition policy from revenue recognition upon shipment to revenue recognition when our distributors have sold the product to the end customer.  This change in application resulted in a $4.0 million revenue deferral in our second quarter of 2005. For further discussion, see note 3 to the unaudited condensed consolidated financial statements included elsewhere in the Form 10-Q.  We cannot assure you that this exclusive relationship will improve sales of our semiconductor products or that it is the most effective method of distribution. If this sole distributor fails to successfully market and sell our products, our semiconductor sales could materially decline. Our agreement with this distributor does not require it to purchase our products and is terminable at any time. If this distribution relationship is discontinued, our RF semiconductor sales could materially decline.

We depend upon a small number of customers that account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a reduction of sales.

We depend on a small number of customers for a majority of our sales. We currently have two customers, Richardson Electronics, Ltd. and Celestica, which each accounted for more than 10% of our sales and in aggregate accounted for 57% of our sales for the nine months ended October 2, 2005.  We had two customers, Richardson Electronics and Celestica, which each accounted for more than 10% of our sales and in aggregate accounted for 62% of our sales for the nine months ended September 26, 2004. Sales to Richardson Electronics accounted for 43% and 50% of our sales for the nine months ended October 2, 2005 and September 26, 2004, respectively. Sales to Celestica accounted for 14% and 12% of our sales for the nine months ended October 2, 2005 and September 26, 2004, respectively.

In the nine months ended October 2, 2005 our revenue from Richardson Electronics was adversely effected by a change in the application of our revenue recognition policy from revenue recognition upon shipment to revenue recognition when our distributors have sold the product to the end customer.  This change in application resulted in a $4.0 million revenue deferral in our second quarter of 2005. For further discussion, see note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.  The increase in our sales to Celestica over the relative nine month periods is related to an increasing business practice of original equipment manufacturers to outsource a greater percentage of their manufacturing.

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

We occasionally receive communications from third parties alleging infringement of patent and other intellectual property rights. While we are not subject to any current claims that we believe could be material, there can be no assurance that material claims will not arise in the future.  While all of our revenue is derived from products containing our proprietary intellectual property, approximately 6% and 3% of our revenue for the nine month periods ended October 2, 2005 and September 26, 2004, respectively and approximately 5% of our 2004 revenue is derived from newly developed technologies which could be particularly vulnerable to infringement claims. We intend to vigorously protect our proprietary intellectual property rights with respect to all of our products. However, we cannot assure you that claims can be amicably disposed of, and it is possible that litigation could ensue. Litigation could result in substantial costs to us and diversion of our resources. If we fail to obtain a necessary license or if we do not prevail in patent or other intellectual property litigation, we could be required to discontinue selling the affected products, to seek to develop non-infringing technologies, which may not be feasible, and to pay monetary damages, any of which could harm our business.

If we or our outsourced manufacturers fail to accurately forecast component and material requirements, we could incur additional costs or experience product delays.

We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary products and/or components and materials. Lead times for components and materials that we, or our outsourced manufacturers, order can vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. To the extent that we rely on outsourced manufacturers, many of these factors will be outside of our direct managerial control. For substantial increases in production levels, our outsourced manufacturers and some suppliers may need six months or more lead time. As a result, we may be required to make financial commitments in the form of purchase commitments. We lack visibility into the finished goods inventories of our customers and the end-users. This lack of visibility impacts our ability to accurately forecast our requirements. If we overestimate our component, material and outsourced manufactured requirements, we may have excess inventory, which would increase our costs. An additional risk for potential excess inventory results from our volume purchase commitments with certain material suppliers, which can only be reduced in certain circumstances. Additionally, if we underestimate our component, material, and outsourced manufactured requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our sales and profitability. We have incurred, and may in the future incur, charges related to excess and obsolete inventory. These charges amounted to $334,000 and $685,000 in the nine month periods ended October 2, 2005 and September 26, 2004, respectively and $670,000, $251,000 and $212,000 for the years ended December 31, 2004, 2003 and 2002, respectively. While these charges may be partially offset by subsequent sales of previously written-down inventory, there can be no assurance that any such sales will be significant. As we broaden our product lines we must outsource the manufacturing of or purchase a wider variety of components. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility of customer acceptance and potential competition. Both of these factors will contribute a higher level of inventory risk in our near future.

We depend on outsourced manufacturers and on single or limited source suppliers for some of the key components and materials in our products, which makes us susceptible to shortages or price fluctuations that could adversely affect our operating results.

We typically purchase our components and materials through purchase orders, and we have no guaranteed supply arrangements with any of our suppliers. We currently purchase several key components and materials used in our products from single or limited source suppliers.  These products amounted to 11% and 3% of our revenue for the nine month periods ended October 2, 2005 and September 26, 2004, respectively and 5%, 5% and 2% of our revenue for the years ended December 31, 2004, 2003 and 2002, respectively.  Although we do not currently have any suppliers that are material to our business, in the event one of our sole source suppliers or outsourced manufacturers are unable to deliver us products or unwilling to sell us components or materials, it could harm our business.  It could take us as long as 6 to 12 months to replace our single or limited source suppliers and there can be no assurance that we would be successful. Additionally, we or our outsourced manufacturers may fail to obtain required products and components in a timely manner in the future. We may also experience difficulty identifying alternative sources of supply for the components used in our products or products we obtain through outsourcing. We would experience delays if we were required to test and evaluate products of potential alternative suppliers or products we obtain through outsourcing. Furthermore, financial or other difficulties faced by our outsourced manufacturers, or suppliers or significant changes in demand for the components or materials they use in the products and/or supply to us could limit the availability of those products, components or materials to us. Thus far we have not experienced any material delays related to such suppliers, but we cannot assure you that this will continue to be the situation.  To the extent that our dependence on outsourcing continues to increase in the future, our corresponding risks will be greater.

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

We sell a significant portion of our product to customers outside of the United States. Sales to customers outside of the United States accounted for approximately 43% and 34% of our sales in the nine month periods ended October 2, 2005 and September 26, 2004, respectively and approximately 35%, 32% and 34% of our sales in the years ended December 31, 2004, 2003 and 2002, respectively. We expect that sales to customers outside of the United States will continue to account for a significant portion of our sales. Although all of our foreign sales are denominated in U.S. dollars, such sales are subject to certain risks, including, among others, changes in regulatory requirements, the imposition of tariffs and other trade barriers, the existence of political, legal and economic instability in foreign markets, language and cultural barriers, seasonal reductions in business activities, our ability to receive timely payment and collect our accounts receivable, currency fluctuations, and potentially adverse tax consequences, which could adversely affect our business and financial results.

If our common stock ceases to be listed for trading on the NASDAQ National Market, it may harm our stock price and make it more difficult for you to sell your shares.

Our common stock is listed on the NASDAQ National Market and their marketplace rules for continued listing require, among other things, that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days. In late October 2005 the bid price for our common stock was below $1.00 per share for five consecutive trading days and as recently as April, 2003 the bid price for our common stock was below $1.00 per share for thirty consecutive trading days. Although we have been able to regain compliance in the past, because of the volatility in our common stock price, there can be no assurance that we will be able to maintain compliance in the future. While there are steps that we may be able to take to address this situation in the future, including a reverse stock split or share repurchase, we cannot assure you that our stock will maintain such minimum bid price requirement or that we will be able to meet or maintain all of the NASDAQ National Market continued listing requirements in the future. If, in the future, our minimum bid price is again below $1.00 for 30 consecutive trading days, under the current NASDAQ National Market rules we will have a period of 180 days to attain compliance by meeting the minimum bid price requirement for 10 consecutive days during the compliance period.

If our common stock ceases to be listed for trading on the NASDAQ National Market for failure to meet the minimum bid price requirement, we expect that our common stock would be traded on the NASD’s Over-the-Counter Bulletin Board (OTC-BB) unless NASDAQ grants an additional grace period for transfer to the NASDAQ Capital Market (formerly known as the NASDAQ SmallCap Market), which also has a similar $1.00 minimum bid requirement. In addition, our stock could then potentially be subject to the Securities and Exchange Commission’s “penny stock” rules, which place additional disclosure requirements on broker-dealers. These additional disclosure requirements may harm your ability to sell your shares if it causes a decline in the ability or willingness of broker-dealers to sell our common stock. We also expect that the level of trading activity of our common stock would decline if it is no longer listed on the NASDAQ National Market or NASDAQ Capital Market. As such, if our common stock ceases to be listed for trading on the NASDAQ National Market or NASDAQ Capital Market for any reason, it may harm our stock price, increase the volatility of our stock price and make it more difficult for you to sell your shares of our common stock.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on July 20, 2005 our stockholders:

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

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

(a)          Exhibits

The exhibits listed on the following index to exhibits are filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No	Exhibit	Date	Herewith

10.1	Employment offer letter, dated as of July 18, 2005, by and between the Company and Mark S. Knoch.	8-K	000-31337	10.1	8/4/05

31.1	Certification of Bruce W. Diamond, Chief Executive Officer (principal executive officer), pursuant to Rule 13a-14/15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of Rainer N. Growitz, Chief Financial Officer (principal financial officer), pursuant to Rule 13a-14/15d-14(a) of the Securities Exchange Act of 1934.					X

32.1	Certification of Bruce W. Diamond, Principal Executive Officer, Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Rainer N. Growitz, Principal Financial Officer, Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 10th day of November 2005.

WJ COMMUNICATIONS, INC.
(Registrant)

Date	November 10, 2005	By:	/s/ BRUCE W. DIAMOND
Bruce W. Diamond
President and Chief Executive Officer
(principal executive officer)

Date	November 10, 2005	By:	/s/ RAINER N. GROWITZ
Rainer N. Growitz
Interim Chief Financial Officer
Vice President of Finance and Corporate Secretary
(principal financial officer)