Form 10-K
period 2005-12-31
WJ COMMUNICATIONS INC
filed 2006-03-31
CIK 105006

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of July 3, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $49,874,346 (based upon the $1.80 closing price of the common stock as reported by the NASDAQ National Market on July 1, 2005). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of March 28, 2006 there were 65,689,880 shares outstanding of the registrant’s common stock, $0.01 par value.

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

WJ COMMUNICATIONS, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
TABLE OF CONTENTS

PART I

Item 1. BUSINESS

Overview

We are a radio frequency (“RF”) semiconductor company providing RF product solutions worldwide to communications equipment companies and service providers. We design, develop and manufacture innovative, high performance products for both current and next generation wireless and wireline networks, and RF identification (“RFID”) systems. Our RF product solutions are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which address the radio frequency challenges of these various systems. We currently generate the majority of our revenue from our products utilized in wireless and wireline networks. Our revenue from our products used in RF identification systems represents a less significant portion of our current revenue however we believe they represent areas of future growth opportunity. The RF challenge is to create product designs that function within the unique parameters of different wireless system architectures. Our solution is comprised of design expertise, advanced device technology and manufacturability. Our commercial communications products are used by telecommunication and broadband cable equipment manufacturers supporting and facilitating mobile communications, enhanced voice services, data and image transport. Our objective is to be the leading supplier of innovative RF semiconductors products.

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

Industry Background

Industry overview

We believe several important trends provide long-term growth opportunities for RF technology in markets such as wireless communications, RFID and broadband cable. Market trends that drive the growth in demand for high-performance RF products include:

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

•       Potential broad deployment of RFID technology. RFID offers the potential for substantial productivity gains and operational cost savings because it enables real-time knowledge of greater amounts of unique product data than can be delivered by conventional technology, such as product type, date of manufacture, serial number and expiration date. The technology has been successfully used in several applications to date, such as Exxon Mobil’s Speedpass™, and several recent announcements indicate a growing desire of companies to implement RFID technology, including Wal Mart’s public announcement that it’s 100 top suppliers must be RFID compliant in 2005 and a Department of Defense statement that its suppliers must use RFID tags by early 2005. According to Venture Development Corporation, the RFID market is forecasted to grow from $965 million in 2002 to $2.7 billion in 2007, representing a 23% compound annual growth rate. We are targeting the ultra high frequency (“UHF”) reader segment of that market.

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

Wireless communications and broadband cable service providers continue to make investments in network infrastructure to expand capacity and offer a broader range of services to support the changing needs of end users while reducing their operating costs. In addition, wireless network operators and service providers have announced their plans for deployment of next generation wireless services and networks, referred to in the industry as 2.5G and 3G networks. These networks will offer subscribers increased speeds, additional application capabilities, and broader compatible coverage across geographies. To meet these objectives, network operators are building new and upgrading existing mobile networks to offer greater network capacity and speed to deliver voice and data services. These next generation wireless networks require new equipment based on more advanced RF semiconductor technology. In broadband cable networks, operators have begun to upgrade their network infrastructure to support high-speed data services, a broad selection of digital television channels, video-on-demand and voice telephony services. To support these enhanced services, cable network operators are upgrading their network infrastructure with equipment that utilizes high frequency RF technologies.

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

Radio Frequency Identification (RFID)

Radio frequency identification, or RFID, is a generic term for technologies that use radio waves to automatically identify individual items. In general, the system consists of an RFID tag, which contains the identification of the item tagged, and an RFID reader, which sends out a radio wave signal to read the information contained on the tag. The RFID tag is made up of a microchip with an antenna, and it can be either passive or active. Passive RFID tags contain no internal power source such as a battery. To read a passive RFID tag, the reader sends out electromagnetic waves. Passive RFID tags draw power from these electromagnetic waves and use it to power the microchip’s circuits. The microchip modulates the waves that the tag reflects back to the reader and the reader converts the returned waves into digital data. The digital data is then passed on to a host computer that can make use of the data. Active RFID tags operate more or less in the same manner except that the tags have a battery; this internal power supply in the tag allows for active response to the reader as well as active data manipulation on the tag.

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

The WJ Communications Solution

With the ability to design and manufacture RF semiconductors, components, and integrated RF modules, and interface these assemblies with other network elements, we enable both current and next generation wireless networks, RFID systems and broadband cable worldwide. Our core technology lies within our advanced RF semiconductor designs.

Our RF expertise covers a broad range of frequencies used in advanced communications networks today. Our capabilities are comprised of the following key elements:

•       RF Design Expertise. We have been designing RF and microwave products for more than 45 years and have developed significant RF design expertise. Our team of 84 highly qualified and talented engineering and technical employees is capable of applying this expertise to a variety of RF products. These products are optimized to achieve high performance with minimum cost.

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

Business Strategy

Our objective is to be the leading supplier of innovative RF semiconductor products. To meet this goal, we intend to:

•       Leverage Our Technology Leadership and Our Design and Integration Expertise to Grow with Growing Markets. We intend to target multiple growth markets such as RFID, power amplifiers and WiMAX and expand our addressable market opportunities in wireless communications and broadband cable. We believe that as data throughput requirements expand in wireless networks the ability to meet the RF requirements becomes increasingly important and the market for RF products will grow accordingly. We intend to apply our RF design expertise to develop additional leading-edge products in each of the rapidly growing areas of the communications markets, focusing on the markets for RF semiconductors, modules and components. Due to the commonality of RF requirements in broadband cable and wireless communications networks, we have the flexibility to allocate our design and engineering resources to any or all of these markets and intend to use this flexibility to take advantage of market opportunities as they arise.

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

Products and Technology

We are committed to being a leader and innovator of RF products and believe that we are positioned to provide a broad portfolio of RF technology products. Our RF products are comprised primarily of semiconductors including amplifiers, mixers, RF integrated circuits, transistors, chipsets and multi-chip modules (“MCMs”), and RFID readers and reader modules. Our MCMs integrate multiple RF semiconductors, process technologies and functions in a single package allowing us to significantly reduce cost, power consumption and circuit board space. Our ability to design our semiconductors in multiple process technologies enables us to address a variety of end-markets and applications.

The following table summarizes the sales from our significant product lines:

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Semiconductor and RFID (RF products)	$31,201	$29,808	$20,246
Wireless Integrated Assemblies and Fiber Optics	396	2,528	6,319
Total	$31,597	$32,336	$26,565

In the second quarter of 2003 we sold our Thin-Film product line, included in Semiconductor and RFID, to M/A-COM, a unit of Tyco Electronics. Our Thin-Film product line contributed $855,000 to our semiconductor sales in 2003. The Wireless Integrated Assemblies and Fiber Optic businesses are at end-of-life, and we expect very modest contribution to sales from Wireless Integrated Assemblies and no contribution from Fiber Optic products.

Semiconductor Products and Process Technologies

Our semiconductor products include a broad array of high performance semiconductors that we manufacture for our own use as well as for sale to others. The primary markets for our semiconductor products are the wireless and broadband cable infrastructure markets.

Our semiconductor products are comprised primarily of amplifiers, mixers, multi-chip modules  and transistors. Amplifiers and transistors increase the level of signals while mixers translate a signal from one frequency to another. The strength of our semiconductor technology lies in our ability to design and in the case of our gallium arsenide (“GaAs”) semiconductor products, manufacture highly linear products. High linearity is one of the most critical performance parameters for broadband cable and wireless networks and represents a semiconductors’ ability to amplify and transform signals with minimal distortion and interference.

We have expertise in designing and manufacturing RF components in multiple process technologies. Some of these processes have been built in our own manufacturing operations and in other cases we have our products manufactured for us by an outside foundry.

The following mature processes are running in our wafer fabrication facility. These processes support our current product portfolio in production. These technologies are also used actively in new product design now and will be for the next four to five years .

•       Gallium arsenide metal semiconductor field effect transistor (GaAs MESFET)

•       Gallium arsenide heterostructure field effect transistor (GaAs HFET)

•       Indium gallium phosphide heterojunction bipolar transistor (InGaP HBT)

We also design products with state-of-the-art integrated circuit designs by using processes from outside foundries. Products have been released to market based on technologies from these foundries and  more new products are being designed using these foundries. As foundries upgrade their process technologies, we expect that we will continue our design work with the latest process.

•       Silicon On Insulator (SOI)

•       Integrated combination of silicon-germanium heterostructure bipolar transistor and complementary metal oxide semiconductor (SiGe BiCMOS)

•       Silicon complementary metal oxide semiconductor transistor (CMOS),

Finally, there are emerging process technologies that we have identified as being suitable for future amplifier products. These emerging technologies are focused around advanced InGaP HBT processes that will allow us to expand into higher power amplifier products that operate at higher supply voltages. We are in production based on the 12 Volt version of the InGaP HBT process. We are qualifying our 28 Volt  InGap HBT process for a series of our new power amplifier products.

RFID Reader Products

Our radio frequency identification (“RFID”) products are primarily UHF RFID readers. During 2003 we began to utilize our core RF design expertise and RF semiconductor integration IP to address the market’s need for low cost RFID readers capable of working in real world environments. In September 2003, we introduced an Auto-ID Center Class 1 EPC compliant reader operating in the 900MHz ISM band achieving significant improvement in reader performance with a substantial reduction in cost and form factor. By the end of 2003 we began production deliveries of this product and have completed development on a Class 1 EPC compliant reader operating in the worldwide 2.4GHz band. During 2004, we introduced our MPR5000 and MPR6000 multi-protocol readers operating in the 900 MHz ISM band in the industry standard PCMCIA form factor. In 2005 we completed our acquisition of Telenexus, Inc. (“Telenexus”). We believe the addition of Telenexus’ RFID products and technology will allow us to continue to enhance our RFID reader offerings to further capitalize on market opportunity. For example, during 2005, we developed the Apollo I four-port fixed reader, a Smart Reader with a Linux based operating system and a thin-client Class 3 reader. Also during 2005, we introduced our MPR7000, a 1.0 Watt PCMCIA Type II RFID Reader Card.

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

Customers

We sell our products principally to our distributor and original equipment manufacturers, including their manufacturing subcontractors. We believe that we have strong relationships with market leaders in all of our target markets. A sample of our revenue-producing customers includes:

Andrew Corporation	LG Electronics, Inc.	Richardson Electronics Ltd.
Celestica	Lucent Technologies, Inc.	Samsung Electronics Co. Ltd.
Ericsson	Motorola	Siemens
Flextronics	Nokia Networks	Symbol Technologies, Inc.
Global Electronics Corporation	Nortel Networks	UNIRF System Co., Ltd.
Huawei Technologies	Powerwave Technologies	Withus Co., Ltd.
Intermec, Inc.	RF Net Co. Ltd.	ZTE Corporation

We depend on a limited number of key customers for a majority of our sales. In 2005, Richardson Electronics, our sole worldwide distributor of our complete line of RF semiconductor products, and Celestica each accounted for more than 10% of our sales and in aggregate accounted for approximately 58% of our sales. In 2004, Richardson Electronics and Celestica each accounted for more than 10% of our sales and in aggregate accounted for approximately 63% of our sales. In 2003, Richardson Electronics and Lucent Technologies each accounted for more than 10% of our sales and in aggregate accounted for approximately 70% of our sales. We expect that our key customers will continue to account for a substantial portion of our sales in 2006 and in the foreseeable future. These customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty, and currently do not have agreements with any of our key customers that contain long-term commitments to purchase specified volumes of our products.

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

•       Manufacturer Sales Representatives  Our worldwide network of twenty-four independent manufacturer sales representatives is responsible for assisting our direct sales force in calling on potential customers as well as maintaining relationships with non-major accounts.

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

•       International Sales  Our sales outside the United States were 44%, 35% and 32% of our total sales in 2005, 2004 and 2003, respectively. We believe Asia is one of the fastest growing technology markets. In 2005 we opened our Shenzhen office in China and we recently added a director of Asia Sales and appointed country managers in China and Korea.

Manufacturing

Our facility in Milpitas, California produces some of our gallium arsenide semiconductor products. At the same facility, we also produced our thin-film products until our second quarter of 2003. Considerable manufacturing capacity exists for our gallium arsenide semiconductors. Our gallium arsenide products are packaged in Singapore, The Philippines, Malaysia, and Taiwan at vendor facilities. We utilize external wafer foundries for our SiGe and some of the MESFET and InGap HBT semiconductor products. On March 8, 2006 we announced we had formed a strategic foundry relationship with Global Communication Semiconductors, Inc. to second-source our GaAs and InGaP HBT wafers.

Our San Jose, California facility produces our wireless communications and RFID products. We contract with external surface mount manufacturers for high volume manufacturing, using both turnkey and consignment material arrangements depending on the characteristics of the assembly. We have used a number of capable surface mount manufacturers. Once the surface mount assembly operations are completed, the products are shipped to our facilities for testing and final configuration.

We depend on single or limited source suppliers for the components and materials used in many of our products, including our SiGe processed wafers, 5Volt and 12Volt InGap HBT processed wafers, gallium arsenide wafers, packaging, electronic components and antennas. Although we rely on limited or sole source suppliers for other components and materials, there are typically alternative sources of supply available for them. If in the future we face difficulties obtaining these components and materials from any of our limited or sole source suppliers, we may face a delay in the shipment of products which are manufactured using these components and materials while we identify and qualify an alternative source of supply, if available. As a result of these delays, we may fail to satisfy customer orders and our sales may decline while we look for a suitable alternative supplier.

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

Research and Development

Our future success depends on our ability to develop new designs, technologies and product enhancements. We have assembled a core team of experienced engineers and technologists to accomplish these objectives. These employees are involved in advancing our core technologies, as well as applying these core technologies to our product development activities in our target markets. We have made, and will continue to make, a substantial investment in research and development activities. Research and development costs, which are expensed when incurred, were $18.1 million, $17.2 million and $16.9 million for the years 2005, 2004 and 2003, respectively.

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

We seek patent protection for our unique developments in circuit designs, processes and algorithms. We have 22 United States patents and 16 foreign patents. We currently have a number of patent applications pending in the United States Patent and Trademark Office and throughout the world, including 22 patent applications filed in the United States in 2005. Our existing United States patents will expire between June 2007 and October 2022. We have chosen to pursue foreign patent protection only in selected foreign countries. Our failure to pursue foreign protection in certain countries and the fact that patent rights may be unavailable or limited in some foreign countries could make it easier for our competitors to utilize our intellectual property. We cannot assure you that any patent will be issued as a result of our pending applications or any future applications or that, if issued, these patents will be sufficient to protect our technology. In addition, we cannot assure you that any existing or future United States or foreign patents will not be challenged, invalidated or circumvented, or that any patent granted will provide us with adequate protection or any competitive advantages.

We license various technologies from third parties that we have integrated into our products. We have a non-exclusive, non-transferable, perpetual license to use particular thin-film technology and transferable, non-exclusive, perpetual licenses to use particular gallium arsenide technology, and technology used in the field of commercial, or non-military, RF communications. Although our business does not depend on any of the licenses to a material extent, our failure to maintain these licenses could harm our business.

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

Employees

We believe that one of our most important assets is our base of well-trained and experienced employees. As of December 31, 2005, we had 204 employees, consisting of:

•       18 executive and administrative employees;

•       21 sales and marketing employees;

•       81 manufacturing, facilities and operations employees; and

•       84 engineering and technical employees.

Our employees have an average of over seven years tenure with us. Many of our engineering and technical staff have been with us for even longer. We believe that many of our engineers, as a result of their tenure and their defense electronics background, are among the most experienced high frequency engineers in the United States. None of our employees is covered by collective bargaining agreements or represented by labor unions, and we have never experienced a work stoppage. We believe our employee relations are good.

Backlog

Our backlog is comprised of standard purchase orders and annual contracts for the delivery of products. For our annual contracts, our major customers provide us with rolling sales forecasts on at least a monthly basis. These forecasts are subject to changes, including changes as a result of changes in market conditions, and could fluctuate significantly from quarter to quarter. At December 31, 2005, our backlog was $6.7 million, compared to $5.3 million at the end of December 31, 2004. We include in our backlog all accepted product purchase orders for which delivery has been specified within 90 days, including orders from distributors. We do not recognize revenue from sales through our distributors until the distributor has sold our product to the end customer. Product orders in our backlog are subject to changes in delivery schedules or quantities or to cancellation at the option of the purchaser without significant penalty. Our backlog may vary significantly from time to time depending upon the level of capacity available to satisfy unfilled orders. Accordingly, although useful for scheduling production, we do not believe that backlog as of any particular date is necessarily indicative of our 2006 results.

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

On January 28, 2005 we completed our acquisition of Telenexus, Inc. Pursuant to an Agreement and Plan of Merger, dated January 19, 2005, by and between us, WJ Newco, LLC (the “WJ Sub”), Telenexus and Richard J. Swanson, Wilfred K. Lau, David Fried, Kurt Christensen and Mark Sutton. Telenexus was merged with and into the WJ Sub effective on January 29, 2005. The WJ Sub was the survivor in the merger and is our wholly-owned subsidiary. Telenexus designs, develops, manufactures and markets radio frequency identification reader products for a broad range of industries and markets. By virtue of the merger, we purchased through the WJ Sub all of the assets necessary for the conduct of the RFID business of Telenexus, consisting primarily of, and including, but not limited to RFID modules, baseband processing algorithm technology, applications software and realizations of several reader product designs. The consideration we paid on the closing date in connection with the merger consisted of cash in the amount of $3.0 million, which was paid out of our cash reserves on the closing date, and 2,333,333 shares of our common stock valued at $8.2 million at the closing date. Including acquisition costs of $230,000, the aggregate purchase price for the net assets of Telenexus totaled $11.4 million.

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

Compliance with Environmental, Health and Safety Regulations

We are committed to achieving high standards of environmental quality and product safety, and strive to provide a safe and healthy workplace for our employees, contractors and the communities in which we do business. We have developed environmental, health and safety policies for our business, and internal processes focused on minimizing and properly managing any hazardous materials used in our facilities and products.

The manufacture, assembly and testing of our products requires the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. As we continue to use advanced process technologies, the materials, technologies and products themselves become increasingly complex. Our evaluations of new materials for use in research and development, manufacturing, and assembly and test take into account environmental, health and safety considerations. Many new materials being evaluated for use may be subject to existing or future laws and regulations. Failure to comply with any of the applicable laws or regulations could result in fines, suspension of production, alteration of fabrication and assembly processes, curtailment of operations or sales, and legal liability. Our failure to properly manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to future liabilities. Existing or future laws and regulations could require us to procure pollution abatement or remediation equipment, modify product designs, or incur other expenses. In addition, restrictions on the use of certain materials in our facilities or products in the future could have a material adverse effect on our operations. Compliance with these complex laws and regulations, as well as internal voluntary programs, is integrated into our manufacturing and assembly and test processes.

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

Item 1a. RISK FACTORS

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

We have not recorded operating income since 1999, our operating losses have been increasing and we may not be able to achieve revenue or earnings growth or obtain sufficient revenue to sustain profitability. In  2005 our sales were $31.6 million and we incurred an operating loss of $22.1 million compared to sales of $32.3 million and an operating loss of $17.3 million for 2004. In addition, our sales for 2003 were $26.6 million and we incurred an operating loss of  $16.7 million. Our accumulated deficit was $174.2 million at December 31, 2005.

We expect that reduced end-customer demand will, and other factors could, adversely affect our operating results in the near term, and we anticipate incurring additional losses in the future. Other factors that could negatively impact our results include, but are not limited to:

•       production overcapacity in the industry, which could reduce the price of our products adversely affecting our sales and margins;

•       rescheduling, reduction or cancellation of significant customer orders, which could cause us to lose sales that we had anticipated;

•       any loss of a key customer;

•       the ability of our customers to manage their inventories, which if not properly managed could cause our customers to reschedule, reduce or cancel significant orders or return our products; and

•       political and economic instability, foreign conflicts involving or the impact of regional and global infectious illnesses (such as outbreaks of SARS and bird flu) in the countries of our vendors, manufacturers, subcontractors and customers, particularly in the countries of China, South Korea, Malaysia and The Philippines.

We may incur losses for the foreseeable future, particularly if our revenues do not increase substantially or if our expenses increase faster than our revenues. In order to return to profitability, we must achieve substantial revenue growth, and we currently face an environment of uncertain demand in the markets our products address.

We operate in the highly cyclical semiconductor industry which has experienced significant fluctuations in demand.

The semiconductor industry is highly cyclical and has historically experienced significant fluctuations in demand for products. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns have been characterized by diminished product demand of end-customers, production overcapacity, high inventory levels and accelerated erosion of average selling prices. We have experienced these conditions in our business in the past and may experience such downturns in the future. Future downturns in the semiconductor industry could seriously impact our revenues and harm our business, financial condition and results of operations.

We depend on Richardson Electronics, Ltd. for distribution of our RF semiconductor products and the loss of this relationship could materially reduce our sales.

Richardson Electronics, Ltd. is the sole worldwide distributor of our complete line of RF semiconductor products. This sole distributor is our largest semiconductor customer, and our sales to Richardson Electronics, Ltd. represent 49%, 56% and 61%  of our semiconductor sales (45%, 52% and 47% of total sales)  in 2005, 2004 and 2003, respectively. In 2005 our revenue from Richardson Electronics was adversely effected by a change in the application of our revenue recognition policy to when our distributors have sold the product to the end customer which change in application resulted in a $4.0 million revenue deferral in our second quarter of 2005. We cannot assure you that this exclusive relationship will improve sales of our semiconductor products or that it is the most effective method of distribution. If Richardson Electronics, Ltd. fails to successfully market and sell our products, our semiconductor sales could materially decline. Our agreement with this distributor does not require it to purchase our products and is terminable at any time. If this distribution relationship is discontinued, our RF semiconductor sales could decline significantly.

We depend upon a small number of customers that account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a reduction of sales.

We depend on a small number of customers for a majority of our sales. We currently have two customers, Richardson Electronics, Ltd. and Celestica, Inc., which each accounted for more than 10% of our sales and in aggregate accounted for 58% of our sales in 2005. Sales to Richardson Electronics, Ltd. accounted for 45%, 52% and 47% in 2005, 2004 and 2003, respectively. Sales to Celestica accounted for 13% of our sales in 2005 and 12% and 5% in 2004 and 2003, respectively. Sales to Lucent Technologies accounted for 1%, 7% and 23% of our sales in 2005, 2004 and 2003, respectively.

The decrease in our sales to Richardson Electronics, Ltd. during 2005 was related primarily to our change in the application of our revenue recognition policy to when our distributors have sold the product to the end customer which change in application resulted in a $4.0 million revenue deferral in our second quarter of 2005. The increase in our sales to Richardson Electronics, Ltd. during 2004 is primarily related to our new product introductions which have had a greater adoption rate amongst our smaller customers, particularly those in countries outside the United States of America. Both market segments are serviced through the distributor. The increase in our sales to Richardson Electronics, Ltd. during 2003 is primarily related to our entering into a sole worldwide distributorship arrangement with them during mid-2002. The increase in our sales to Celestica during 2005, 2004 and 2003 is related to an increasing business practice of original equipment manufacturers to outsource a greater percentage of their manufacturing. The decrease in our sales to Lucent Technologies represents the decrease in the sales of our wireless integrated assembly products as these products have reached the end of their product life cycle as well as Lucent Technologies outsourcing a greater percentage of their manufacturing.

In addition, most of our sales result from purchase orders or from contracts that can be cancelled on short-term notice. Moreover, it is possible that our customers may develop their own products internally or purchase products from our competitors. Also, events that impact our customers, for example wireless carrier consolidation, can adversely affect our sales. We expect that our key customers will continue to account for a substantial portion of our revenue in 2006. The loss of, or a reduction in orders from, a significant customer for any reason could cause our sales to decrease.

The new markets we are targeting may not grow as forecasted,  and we may not be a successful participant in those markets.

Our growth strategy is based in part on our success in penetrating new radio frequency identification (“RFID”) markets. These markets currently are not a material source of revenue for us, and we cannot assure you that our new products will succeed. In addition to the risks generally associated with new product development and introduction, these products are subject to the particular risks described below.

The growth of the RFID market will depend on, among other things, the ability of suppliers to meet size, portability, cost and power consumption objectives, the ability of industry participants to agree on appropriate technology standards and the willingness of end users to invest in the required equipment and information systems. Even if the market does grow as forecasted, our ability to successfully participate in the RFID market will depend upon, among other things, our timely development and marketing of appropriate products, attracting the most advantageous industry partnerships, securing any necessary additional intellectual property and forming customer relationships. Therefore, we may not be a successful participant in these markets.

We may not be able to successfully integrate those businesses we have acquired or may acquire in the future, which could harm our business, financial condition and results of operations.

We acquired the wireless infrastructure business and associated assets of EiC and we acquired Telenexus, Inc. which designs develops manufactures and markets radio frequency identification reader products. We believe these acquisitions complement and expand our product portfolio, and we may continue to acquire businesses in the future as part of our growth strategy. Integrating completed acquisitions into our existing operations involves numerous risks including the following:

•       diversion of management’s attention;

•       potential loss of key personnel;

•       ability of the acquired business to maintain its pre-acquisition revenues and growth rates;

•       ability of the acquired business to be financially successful or provide desired results; and

•       ability to develop and introduce new products.

We may not be able to successfully integrate our acquisitions which could harm our business, financial condition and results of operations.

Third party intellectual property claims could harm our business.

We occasionally receive communications from third parties alleging infringement of patent and other intellectual property rights. While we are not subject to any current claims that we believe could be material, there can be no assurance that material claims will not arise in the future. While all of our revenue is derived from products containing our proprietary intellectual property, approximately 9% and 5% of our revenue for 2005 and 2004, respectively, is derived from newly developed technologies which could have a higher risk of infringement claims. We intend to vigorously protect our proprietary intellectual property rights with respect to all of our products. However, we cannot assure you that claims can be amicably disposed of, and it is possible that litigation could ensue. Litigation could result in substantial costs to us and diversion of our resources. If we fail to obtain a necessary license or if we do not prevail in patent or other intellectual property litigation, we could be required to discontinue selling the affected products, to seek to develop non-infringing technologies, which may not be feasible, and to pay monetary damages, any of which could harm our business.

Our quarterly operating results may fluctuate significantly. As a result, we may fail to meet the expectations of securities analysts and investors, which could cause our stock price to decline.

Our quarterly revenues and operating results have fluctuated significantly in the past and are expected to vary from quarter to quarter due to a number of the factors described in this “Risk Factors” section and in our public filings, many of which are not within our control. If our operating results do not meet our publicly stated guidance or the expectations of securities analysts or investors, our stock price may decline. For example, in early 2003 and as recently as during our third quarter ended September 26, 2004, we publicly announced revised lowered expectations of financial results for certain periods. Subsequent to such announcements, the trading price of our common stock declined significantly.

As we continue to develop new products utilizing existing and  new process technologies, we will likely increase our utilization of third parties for the manufacture of our products.

As we continue to develop new products utilizing existing and new process technologies, we will obtain an increasing portion of our wafer requirements from outside wafer fabrication facilities, known as foundries. There are significant risks associated with our reliance on third-party foundries, including:

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

We cannot be certain that we will be able to maintain our good relationships with our existing foundries. In addition, we cannot be certain that we will be able to form relationships with other foundries as favorable as our current ones. Moreover, transferring from our internal fabrication facility or our existing foundries to another foundry, could require a significant amount of time and loss of revenue, and we cannot assure you that we could make a smooth and timely transition. When we choose to use a new foundry, it typically takes several months to complete the qualification process before we can begin shipping products from the new foundry. If foundries are unable or unwilling to continue to supply us with these semiconductor products in required time frames and volumes or at commercially acceptable costs, our business may be harmed.

If we are unable to develop and introduce new semiconductors successfully,  and in a cost-effective and timely manner or to achieve market acceptance of our new semiconductors, our operating results would be adversely affected.

The future success of our semiconductor business depends on our ability to develop new semiconductor products for existing and new markets, introduce these products in a cost-effective and timely manner and convince leading equipment manufacturers to select these products for design into their own new products. Our quarterly results in the past have been, and are expected in the future to continue to be, dependent on the introduction of new products and the timely completion and delivery of those products to customers. The development of new semiconductor devices is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products and lower than anticipated manufacturing yields in the early production of such products. Our ability to develop and deliver new semiconductor products successfully will depend on various factors, including our ability to:

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

Our new semiconductor products generally are incorporated into our customers’ products at the design stage. We often incur significant expenditures for the development of a new product without any assurance that an equipment manufacturer will select our product for design into its own product. The value of our semiconductors largely depends on the commercial success of our customers’ products and the extent to which those products accommodate components manufactured by our competitors. We cannot assure you that we will continue to achieve design wins or that equipment that incorporates our products will be commercially successful.

The amount and timing of revenue from newly designed semiconductors is often uncertain.

We announce from time to time new semiconductor products and design wins for new and existing semiconductors. Achieving a design win with a customer does not create a binding commitment from that customer to purchase our products. Rather, a design win is solely an expression of interest by potential customers to purchase our products and is not supported by binding commitments of any nature. Accordingly, a customer may choose at any time to discontinue using our products in their designs or product development efforts. Even if our products are chosen to be incorporated into our customer’s products, we still may not realize significant revenues from that customer if their products are not commercially successful. A design win may not generate revenue if the customer’s product is rejected by their end market. Typically, most new products or design wins have very little impact on near-term revenue. It may take well over a year before a new product or design win generates revenue.

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

Our semiconductor products typically have lengthy sales cycles,  and we may ultimately be unable to recover our investment in new products.

After we have developed and delivered a semiconductor product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customer may need three to six months or longer to test, evaluate and adopt our semiconductors and an additional three to nine months or more to begin volume production of equipment that incorporates our semiconductors. Moreover, in light of the ongoing economic slow down in the telecommunications sector, it may take significantly longer than three to nine months before customers commence volume production of equipment incorporating some of our semiconductors. Due to this lengthy sales cycle, we may experience significant delays from the time we increase our expenses for research and development, sales and marketing efforts and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our semiconductors to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. In addition, our business, financial condition and results of operations could be materially and adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products.

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

Our existing and potential customers operate in an intensely competitive environment,  and our success will depend on the success of our customers.

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

If the wireless communications and broadband cable markets fail to grow, or they decline, our sales may not grow or may decline.

Our future growth depends on the success of the wireless communications and broadband cable markets. The rate at which these markets will grow is difficult to predict. These markets may fail to grow or decline for many reasons, including:

•       insufficient consumer demand for wireless products or broadband cable or services;

•       the inability of the various communications service providers to access adequate capital to build their networks;

•       inefficiency and poor performance of wireless communications or broadband cable services compared to other forms of broadband access; and

•       real or perceived security or health risks associated with wireless communications.

If the markets for our products in wireless communications or broadband cable decline, fail to grow, or grow more slowly than we anticipate, the use of our products may be reduced and our sales could suffer.

If we or our outsourced manufacturers fail to accurately forecast component and material requirements, we could incur additional costs or experience product delays.

We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary products and/or components and materials. Lead times for components and materials that we, or our outsourced manufacturers, order can vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. To the extent that we rely on outsourced manufacturers, many of these factors will be outside of our direct managerial control. For substantial increases in production levels, our outsourced manufacturers and some suppliers may need six months or more lead time. As a result, we may be required to make financial commitments in the form of purchase commitments. We lack visibility into the finished goods inventories of our customers and the end-users. This lack of visibility impacts our ability to accurately forecast our requirements. If we overestimate our component, material and outsourced manufactured requirements, we may have excess inventory, which would increase our costs. An additional risk for potential excess inventory results from our volume purchase commitments with certain material suppliers, which can only be reduced in certain circumstances. Additionally, if we underestimate our component, material, and outsourced manufactured requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our sales and profitability. We have incurred, and may in the future incur, charges related to excess and obsolete inventory. These charges amounted to $975,000, $670,000 and $251,000 in 2005, 2004 and 2003, respectively. While these charges may be partially offset by subsequent sales of previously written-down inventory, there can be no assurance that any such sales will be significant. As we broaden our product lines we must outsource the manufacturing of or purchase a wider variety of components. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility of customer acceptance and potential competition. Both of these factors will contribute a higher level of inventory risk in our near future.

We depend on, and will likely increase our use of, outsourced manufacturers and single or limited source suppliers which makes us susceptible to shortages or price fluctuations that could adversely affect our operating results.

We currently purchase several key components and materials used in our products from single or limited source suppliers. These products amounted to 15%, 5% and 5% of our revenue in 2005, 2004 and 2003, respectively. Although we do not currently have any suppliers that are material to our business, in the event one of our sole source suppliers or outsourced manufacturers are unable to deliver us products or unwilling to sell us components or materials, it could harm our business. It could take us as long as six to 12 months to replace our single or limited source suppliers and there can be no assurance that we would be successful. Additionally, we or our outsourced manufacturers may fail to obtain required products and components in a timely manner in the future. We may also experience difficulty identifying alternative sources of supply for the components used in our products or products we obtain through outsourcing. We would experience delays if we were required to test and evaluate products of potential alternative suppliers or products we obtain through outsourcing. Furthermore, financial or other difficulties faced by our outsourced manufacturers, or suppliers or significant changes in demand for the components or materials they use in the products and/or supply to us could limit the availability of those products, components or materials to us. Thus far we have not experienced any material delays related to such suppliers, but we cannot assure you that this will continue to be the situation. To the extent that our dependence on outsourcing continues to increase in the future, our corresponding risks will be greater.

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

Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales, marketing and customer service personnel. If we fail to attract, integrate and retain the necessary personnel, our ability to maintain and build our business could suffer significantly. Additionally, California State law can create unique difficulties for a California based company attempting to enforce covenants not to compete with employees, which could be a factor in our future ability to retain key management and employees in a competitive environment.

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

We regard the protection of our copyrights, patents, service marks, trademarks, trade dress and trade secrets as critical to our future success and rely on a combination of copyright, patent, trademark and trade secret law, as well as on confidentiality procedures and contractual provisions, to protect our proprietary rights. We seek patent protection for our unique developments in circuit designs, processes and algorithms. Adequate protection of our intellectual property rights may not be available in every country where our products and services are made available. We intend, as a general policy, to enter into confidentiality and invention assignment agreements with all of our employees and contractors, as well as into nondisclosure agreements with parties with which we conduct business, to limit access to and disclosure of our proprietary information; however, we have not done so on a uniform basis. As a result, we may not have adequate remedies to preserve our trade secrets or prevent third parties from using our technology without authorization. We cannot assure you that all future employees, contractors and business partners will agree to these contracts, or that, even if agreed to, these contractual arrangements or the other steps we have taken to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. If we are unable to execute these agreements or take other steps to prevent misappropriation of our technology or to deter independent development of similar technologies, our competitive and financial position and reputation could suffer, and we could be forced to make significant expenditures.

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

Due to our relationships with foreign vendors, manufacturers, customers and subcontractors, we are subject to international operational, financial and political risks.

We expect to continue to rely on vendors, manufacturers and subcontractors located in China, Malaysia, Singapore, South Korea, Taiwan and The Philippines. Additionally, we utilize vendors located in such countries in our semiconductor business to source gallium arsenide (“GaAs”) wafers as raw material in our semiconductor fabrication, to fabricate certain products, to assemble certain products and to package the majority of our semiconductor die in plastic or ceramic. Accordingly, we will be subject to risks and challenges such as:

•       compliance with a wide variety of foreign laws and regulations:

•       changes in laws and regulations relating to the import or export of semiconductor products;

•       legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;

•       political and economic instability, foreign conflicts involving or the impact of regional and global infectious illnesses (such as outbreaks of SARS and bird flu) in the countries of these vendors, manufacturers and subcontractors causing delays in our ability to obtain our product;

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

We sell a significant portion of our product to customers outside of the United States. Sales to customers outside of the United States accounted for approximately 44%, 35% and 32% of our sales in 2005, 2004 and 2003, respectively. We expect that sales to customers outside of the United States will continue to account for a significant portion of our sales. Although all of our foreign sales are denominated in U.S. dollars, such sales are subject to certain risks, including, among others, changes in regulatory requirements, the imposition of tariffs and other trade barriers, the existence of political, legal and economic instability in foreign markets, language and cultural barriers, seasonal reductions in business activities, our ability to receive timely payment and collect our accounts receivable, currency fluctuations, and potentially adverse tax consequences, which could adversely affect our business and financial results.

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

Our end markets are rapidly evolving and intensely competitive, and we expect competition to intensify further in the future. Many of our current and potential competitors have substantially greater technical, financial, marketing, distribution and other resources than we have. Price competition is intense and the market prices and margins of products frequently decline after competitors begin making similar products. A number of our competitors may have greater name recognition and market acceptance of their products and technologies. Furthermore, our competitors, or the competitors of our customers, may develop new technologies, enhancements of existing products or new products that offer superior price or performance features. These new products or technologies could render obsolete our products or the systems of our customers into which our products are integrated. If we fail to successfully compete in our markets, our business and operating results would be materially and adversely affected.

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

Changes in the regulatory and market dynamics environment of the communications industry may reduce the demand for our products.

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

Effective internal controls required under Section 404 of the Sarbanes-Oxley Act of 2002 are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our business, reputation and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, a “material weakness” was identified in our quarter ended December 31, 2005, which means that there was “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weakness was in the operating effectiveness of the controls over the determination of excess and obsolete inventory and the related valuation adjustments resulting in an audit adjustment to reduce inventory and increase cost of goods sold. The error occurred in our fourth quarter of 2005 and was corrected in the same period. This material weakness arose from our failure to consider all current business conditions in determining the salability of our current inventory. We cannot be certain that the measures we have taken or intend to take will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could subject us to regulatory sanctions, harm our business and operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also harm our reputation and cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

Risks Related to Our Stock

Sales of substantial amounts of our common stock by our largest stockholder in connection with shares we have issued in recent acquisitions and others could adversely affect the market price of our common stock.

We are required to register for resale up to 25,492,044 shares of common stock for resale by Fox Paine Capital Fund, L.P., FPC Investors, LP, WJ Coinvestment Fund I, LLC, WJ Coinvestment Fund III, LLC and WJ Coinvestment Fund IV, LLC (together the “FP Entities”) pursuant to an agreement providing for registration rights. The Fox Paine Entities are collectively our largest stockholder. As of December 31, 2005, the Fox Paine Entities beneficially owned 39.2% of our common stock which represents approximately 25.5 million of our 65.0 million outstanding shares of common stock. To date, we have issued an aggregate of 2,442,882 shares of our common stock in connection with our recent EiC and Telenexus acquisitions of which there are an aggregate of 627,451 shares being held in escrow which will be released if there are no indemnification claims. We may be required to pay further compensation in the EiC acquisition of up to $14.0 million in cash (10%) and shares (90%) if specific revenue and gross margin targets are achieved by March 31, 2005 and March 31, 2006, and in the Telenexus acquisition, up to $2.5 million in cash and 833,333 shares if certain revenue targets are achieved by July 28, 2006. If the targets are attained and we elect to pay in shares of common stock, the number of additional shares issued in connection with these transactions could be significant depending on the average closing price of our stock on Nasdaq during the 10 day period prior to the end of the earnout period. If, for example, the average closing price is $3.50 per share and the full targets are met in 2006, we would be obligated to issue 2,633,333 shares unless we otherwise elect to pay in cash. With respect to the EiC transaction, we have calculated that the revenue and the gross margin targets were not met for the nine month period ending March 31, 2005, which was provided to EiC on May 31, 2005. EiC subsequently notified us that it disagrees with our conclusions that the revenue and gross margin targets were not met for the nine month period ending March 31, 2005. While we believe EiC’s assertions are without merit and we have notified EiC of such, there can be no assurance as to the eventual outcome of this matter. Our stock is not heavily traded and our stock prices can fluctuate significantly. As such, sales of substantial amounts of our common stock into the public market by the Fox Paine Entities, or selling stockholders in connection with the EiC and Telenexus acquisitions or others, or perceptions that significant sales could occur, could adversely affect the market price of our common stock.

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

If our common stock ceases to be listed for trading on the NASDAQ National Market, it may harm our stock price and make it more difficult to sell shares.

Our common stock is listed on the NASDAQ National Market and their marketplace rules for continued listing require, among other things, that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days. In late October 2005 the bid price for our common stock was below $1.00 per share for five consecutive trading days and as recently as April 2003 the bid price for our common stock was been below $1.00 per share for thirty consecutive trading days. Although we have been able to regain compliance in the past, because of the volatility in our common stock price, there can be no assurance that we will be able to maintain compliance in the future. If, in the future, our minimum bid price is again below $1.00 for 30 consecutive trading days, under the current NASDAQ National Market rules we will have a period of 180 days to attain compliance by meeting the minimum bid price requirement for 10 consecutive days during the compliance period.

If our common stock ceases to be listed for trading on the NASDAQ National Market, we expect that our common stock would be traded on the NASD’s Over-the-Counter Bulletin Board (OTC-BB) unless NASDAQ grants an additional grace period for transfer to the NASDAQ Capital Market (formerly known as the NASDAQ SmallCap Market), which also has a similar $1.00 minimum bid requirement. In addition, our stock could then potentially be subject to the Securities and Exchange Commission’s “penny stock” rules, which place additional disclosure requirements on broker-dealers. These additional disclosure requirements may harm your ability to sell shares if it causes a decline in the ability or willingness of broker-dealers to sell our common stock. We also expect that the level of trading activity of our common stock would decline if it is no longer listed on the NASDAQ National Market or NASDAQ Capital Market. As such, if our common stock ceases to be listed for trading on the NASDAQ National Market or NASDAQ Capital Market for any reason, it may harm our stock price, increase the volatility of our stock price and make it more difficult to sell your shares of our common stock.

On January 10, 2006, we received a letter from the staff of the Listings Qualification Department of the Nasdaq Stock Market, Inc. (“Nasdaq”) dated January 10, 2006, notifying the Company that as a result of the Board of Directors vacancy created by the resignation of Jan Loeber as a director and member of the Company’s Audit Committee on December 31, 2005, the Company does not comply with Nasdaq’s Marketplace Rule 4350(d)(2), which requires the company to have an audit committee of at least three independent directors as defined by Nasdaq’s rules. Consistent with Marketplace Rule 4350(d)(4), the Company has a cure period until the earlier of December 31, 2006 or the Company’s next annual meeting of stockholders to fill the vacancy and regain compliance.

Our largest stockholder has the ability to take action that may adversely affect our business, our stock price and our ability to raise capital.

As of December 31, 2005, Fox Paine & Company, LLC (“Fox Paine”) is the indirect beneficial owner of 39.2% of our outstanding share capital. As a result, Fox Paine has and will continue to have significant influence over the outcome of matters requiring stockholder approval, including:

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

The sale of a substantial number of shares of our common stock by Fox Paine or the perception that such sale could occur, could negatively affect the market price of our common stock and could also materially impair our future ability to raise capital through an offering of securities. In addition, the sale of a substantial number of shares of our common stock by Fox Paine could result in the loss of Fox Paine’s services to us as well as the services of members of Fox Paine on our board of directors which could adversely effect our business.

Our stock price is highly volatile.

The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering in August, 2000, through December 31, 2005, our common stock has traded at prices as low as $0.560 and as high as $59.875 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

Although we had cash, cash equivalents and short-term investments of approximately $30.2 million at December 31, 2005, we do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not invest in our common stock.

Item 1b. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

We have three leased sites:  a building in Milpitas, California with over 35,000 square feet, at a base monthly rent of $40,738, two buildings in San Jose, California totaling over 124,000 square feet and leased space in Richardson, Texas for 10,754 square feet, at a base monthly rent of $12,322. The San Jose facility consists of two buildings: a larger building of approximately 82,000 square feet and a smaller building of approximately 42,000 square feet. Both buildings are leased for ten years. The larger building has a base monthly rent of $192,645 as of December 31, 2005, which increases by 4% over each succeeding twelve month period. The smaller building has a base monthly rent of $110,552 as of December 31, 2005 which will also increase by 4% over each succeeding twelve month period. The Fremont facility we acquired as a part of the EiC transaction in June 2004 was shut down during the first quarter of 2005 after we relocated the manufacturing capacity and associated personnel to our facility in Milpitas and completed our obligations under this sublease agreement.

In September 2001, we decided to abandon the smaller building at our San Jose facility based on revised anticipated demand for our products and market conditions and as of December 31, 2005, we have signed three tenants to cover approximately 76% of such excess leased space. In September 2002, we decided to abandon a portion of the larger building at our San Jose facility based on revised anticipated demand for our products and market conditions. This excess space is located on the first floor of our current corporate headquarters and originally housed a portion of our optics and integrated assemblies manufacturing operations. We are actively seeking tenants to occupy the excess leased space.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of 2005.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is listed on the Nasdaq National Market and traded under the symbol “WJCI”. The following table sets forth, for the periods indicated the high and low sales prices as reported on the Nasdaq National Market for WJ Communications, Inc. common stock.

	High	Low
First Quarter (through March 28, 2004)	7.500	3.100
Second Quarter (through June 27, 2004)	4.540	2.250
Third Quarter (through September 26, 2004)	3.850	2.070
Fourth Quarter (through December 31, 2004)	4.300	1.710
First Quarter (through April 3, 2005)	3.680	2.180
Second Quarter (through July 3, 2005)	2.450	1.680
Third Quarter (through October 2, 2005)	1.870	1.180
Fourth Quarter (through December 31, 2005)	1.950	0.880

As of December 31, 2005, there were approximately 267 stockholders of record of our common stock according to our transfer agent.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock in the fourth quarter of 2005.

Dividend Policy

We did not pay any dividends in 2005 and 2004. We do not intend to pay cash dividends on our common stock for the foreseeable future. Instead, we intend to retain all earnings for use in the operation and expansion of our business. Our board of directors will make any future determination of the payment of dividends based upon various factors then existing, including, but not limited to, our financial condition, operating results and current and anticipated cash needs. In addition, covenants in our revolving credit facility limit our ability to declare and pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

Except as previously reported in our Form 8-K filed with the Securities and Exchange Commission on February 3, 2005 in connection with the Telenexus acquisition, we did not sell any of our securities that were not registered under the Securities Act during 2005.

Equity Compensation Plan Information

Equity Compensation Table.   The following table sets forth information as of December 31, 2005, with respect WJ Communication’s equity compensation plans.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options and Rights		Weighted-Average Exercise Price of Outstanding Options	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity Compensation Plans Approved by Stockholders(1)	8,355,559	(2)	$1.765	4,785,886	(3)
Equity Compensation Plans Not Approved by Stockholders(4)	1,011,200		$2.779	948,456

(1)          The equity compensation plans approved by stockholders are the 2000 Stock Incentive Plan and the amended and restated 2000 Non-Employee Director Stock Compensation Plan.

(2)          Of these shares 270,000 options were outstanding under the amended and restated 2000 Non-Employee Director Stock Compensation Plan and 8,085,559 were outstanding under the 2000 Employee Stock Incentive Plan.

(3)          Of these shares 4,619,542 shares are available for issuance under the 2000 Stock Incentive Plan and 166,344 shares are available for issuance under the amended and restated 2000 Non-Employee Director Plan.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The statements of operations data for the years ended December 31, 2005, 2004, and 2003 and the selected balance sheet data as of December 31, 2005 and 2004 are derived from our audited consolidated financial statements which are included elsewhere in this annual report on Form 10-K. The statements of operations data for the years ended December 31, 2002 and 2001 and the selected consolidated balance sheet data as of December 31, 2003, 2002 and 2001 are derived from our audited consolidated financial statements which are not included in this annual report on Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Sales, net	$31,597	$32,336	$26,565	$40,156	$62,220
Cost of goods sold	16,906	15,278	15,495	28,892	58,932
Gross profit	14,691	17,058	11,070	11,264	3,288
Operating expenses:
Research and development	18,070	17,238	16,882	17,882	17,325
Selling and administrative	15,295	12,503	10,251	11,167	14,160
Acquired in-process research and development(1)	3,400	8,500	—	—	—
Recapitalization merger(2)	—	—	680	509	—
Restructuring charges (reversals)(3)	—	(3,845)	(54)	34,233	9,797
Total operating expenses	36,765	34,396	27,759	63,791	41,282
Loss from operations	(22,074)	(17,338)	(16,689)	(52,527)	(37,994)
Interest income	1,048	682	755	1,218	3,015
Interest expense	(96)	(104)	(117)	(142)	(238)
Other income—net	14	5	1,094	16	693
Gain on dispositions of real property(4)	—	—	—	—	325
Loss before income taxes	(21,108)	(16,755)	(14,957)	(51,435)	(34,199)
Income tax benefit	120	7,674	647	—	12,528
Net loss	$(20,988)	$(9,081)	$(14,310)	$(51,435)	$(21,671)
Basic and diluted net loss per share	$(0.33)	$(0.15)	$(0.25)	$(0.91)	$(0.39)
Shares used to calculate loss from continuing operations per share—basic and diluted	64,162	60,397	56,835	56,291	55,629

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,169	$24,392	$10,900	$43,524	$25,216
Short-term investments	16,052	18,732	49,232	21,221	30,457
Working capital	28,362	46,724	58,748	71,431	84,822
Total assets	61,644	69,733	79,820	95,548	127,016
Total debt	—	—	—	—	—
Capital leases, net of current portion	—	—	14	—	—
Total stockholders’ equity	31,117	41,297	36,239	49,618	99,722

1)               During 2005, $3.4 million of the purchase price for the acquisition of Telenexus, Inc. was allocated to acquired in-process research and development expense (“IPRD”).

During 2004, $8.5 million of the purchase price for the acquisition of the wireless infrastructure business and associated assets from EiC was allocated to IPRD.

For further discussion, see Management’s Discussion and Analysis of  Financial Condition and the Results of Operations under the caption “Acquired In-process Research and Development Expenses” included elsewhere in this Form 10-K.

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

3)               During the second quarter of 2004, the Company delayed the closure of its internal wafer fabrication facility (“fab”) for a minimum of three months to assess the integration of the EiC acquisition into its existing operations which resulted in an approximate $430,000 reduction in its lease loss accrual. During the third quarter of 2004, the Company decided to not close its fab as the Company believed at that time that integrating the newly acquired fab from EiC with its pre-existing fab will offer the Company certain benefits over outsourcing the pre-existing fab. As such, the Company reversed the remainder of this lease loss accrual of $3.6 million. Also during the third quarter of 2004, the Company revised its lease loss assumptions for its other facilities based on reductions in sublease occupancy rates and current facility costs. As such the Company accrued $161,000 of additional lease loss. During 2003, we revised our lease loss accrual downward for the four month additional operation of our wafer fab and reduced facility costs at our other two abandoned facilities. This credit was largely offset by an additional lease loss accrual for reductions in estimated sublease occupancy and market rates and disposal of our remaining unsold assets held for sale. We also reversed a portion of our severance accrual for one employee slated to be terminated but instead retained for another position. Our 2002 restructuring charge reflects further consolidation and abandonment of leased space and associated impairment of tenant improvements, severance costs, an asset impairment charge and the initiation of a program to sell excess manufacturing equipment resulting from the prolonged downturn in the telecommunications industry, especially related to our fiber optics products. The 2002 restructuring charge also includes an additional charge for the leased facility we abandoned in 2001 based on our downward revised assumptions regarding sublease occupancy rates and market rates due to an overall deteriorating real estate market and difficulties encountered in subleasing the available space. Also during 2002, we recorded a restructuring charge related to our decision in December 2002 to completely outsource our internal wafer fabrication. Our 2001 restructuring charge reflects our decision to abandon a leased facility based on revised anticipated demand for our products and current market conditions. For further discussion of our restructuring charges, see Note 14 to the consolidated financial statements included elsewhere in this Form 10-K.

4)               Our 2001 gain on dispositions of real property is related to the release of escrow funds related to our sale of leasehold interests in our Palo Alto site which was partially offset by residual expenses from the sale of the property.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Special Notice Regarding Forward-Looking Statements. The following discussion and analysis contains forward-looking statements including financial projections, statements as to the plans and objectives of management for future operations, and statements as to our future economic performance, financial condition or results of operations. These forward-looking statements are not historical facts but rather are based on current expectations, estimates, projections about our industry, our beliefs and our assumptions. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those projected in these forward-looking statements as a result of a number of factors, including, but not limited to, those factors described in “Risk Factors” above. Readers of this report are cautioned not to place undue reliance on these forward-looking statements.

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

Overview

We are a radio frequency (“RF”) semiconductor company providing RF product solutions worldwide to communications equipment companies and service providers. We design, develop and manufacture innovative, high performance products for both current and next generation wireless and wireline networks, and RF identification systems. Our RF product solutions are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which address the radio frequency challenges of these various systems. We currently generate the majority of our revenue from our products utilized in wireless and wireline networks. Our revenue from our products used in RFID represents a less significant portion of our current revenue however we believe they represent areas of future growth opportunity. The RF challenge is to create product designs that function within the unique parameters of different wireless system architectures. Our solution is comprised of design expertise, advanced device technology and manufacturability. Our commercial communications products are used by telecommunication and broadband cable equipment manufacturers supporting and facilitating mobile communications, enhanced voice services, data and image transport. Our objective is to be the leading supplier of innovative RF semiconductors products.

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

On January 28, 2005 we completed our acquisition of Telenexus, Inc. (“Telenexus”). Pursuant to an Agreement and Plan of Merger, dated January 19, 2005, by and between us, WJ Newco, LLC (the “WJ Sub”), Telenexus and Richard J. Swanson, Wilfred K. Lau, David Fried, Kurt Christensen and Mark Sutton (the “Shareholders”). Telenexus was merged with and into the WJ Sub effective on January 29, 2005. The WJ Sub was the survivor in the merger and is our wholly-owned subsidiary. Telenexus designs, develops, manufactures and markets radio frequency identification (“RFID”) reader products for a broad range of industries and markets. By virtue of the merger, we purchased through the WJ Sub all of the assets necessary for the conduct of the RFID business of Telenexus, consisting primarily of, and including, but not limited to RFID modules, baseband processing algorithm technology, applications software and realizations of several reader product designs. The consideration we paid on the closing date in connection with the merger consisted of cash in the amount of $3.0 million, which was paid out of our cash reserves on the closing date, and 2,333,333 shares of our common stock valued at $8.2 million at the closing date. Including acquisition costs of $230,000, the aggregate purchase price for the net assets of Telenexus totaled $11.4 million. Of the closing consideration, cash in the amount of $500,000 and 333,333 shares of our common stock are being held in escrow with respect to any indemnification matter under the merger agreement. The outstanding cash balance of the escrow account less any properly noticed unpaid or contested amounts was to be distributed within two days after October 28, 2005. We released the full amount of the cash balance of the escrow account on October 31, 2005. The 333,333 shares in the escrow account less any shares for any properly noticed unpaid or contested amounts will be distributed within five days after July 28, 2006. The fair value of our common stock was determined based on the average closing price per share of our common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (January 31, 2005). In addition to the closing consideration, the sellers may be entitled to further compensation of up to up to $2.5 million in cash and up to 833,333 shares of our common stock if we achieve certain revenue targets by July 28, 2006. Any change in the fair value of the net assets of Telenexus or any additional consideration to the Shareholders will change the amount of the purchase price allocable to goodwill. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”).

On June 18, 2004, we completed our acquisition of the wireless infrastructure business and associated assets from EiC Corporation, a California corporation and EiC Enterprises Limited (together “EiC”). The aggregate purchase price was $13.3 million which included consideration to EiC  in the form of payments of cash of $10.0 million and the issuance of 737,000 shares of our common stock valued at $2.5 million, as well as acquisition related costs we incurred of $1.2 million and $152,000 of estimated registration statement related expenses reduced by a $576,000 benefit from the termination settlement of the associated supply agreement with EiC recognized during our quarter ended December 31, 2004. In connection with the acquisition, $1.5 million in cash and 294,118 shares of common stock were held in escrow as security against certain financial contingencies. On March 30, 2005, we made a claim against the escrow account for unpaid invoices issued under the supply agreement. We received those funds on May 4, 2005. The uncontested amount was released to EiC on April 5, 2005 per the escrow agreement and the residual balance of the $1.5 million was released to EiC on May 4, 2005. The 294,118 shares in the escrow account less  any shares for any properly noticed unpaid or contested amounts will be distributed within five days after March 31, 2006. On November 23, 2004 we filed a registration statement registering for resale by the seller of up to 442,882 shares of our common stock issued in the acquisition.

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

If we achieve certain revenue targets by March 31, 2006, we  will be obligated to pay EiC the remaining contingent consideration of up to $7.0 million, ninety percent (90%) in our common stock and ten percent (10%) in cash. The number of shares of our common stock to be delivered is to be determined by dividing the value in dollars of the portion payable in our common stock by the average closing price of our common stock, as quoted on the NASDAQ National Market, during the ten consecutive trading days ending one trading day before the end of the period covered by the payment, provided, however, that in the event that the calculation of the average closing price results in a price per share for the first payment that would be less than $5.00 or for the second payment that would be less than $6.00, then we, at our option, in our sole discretion, may elect to make the payment part or all in cash and the balance, if any, in shares of our common stock. If EiC receives such consideration, the amounts will be recorded as an increase to goodwill. As of March 20, 2006 we have not yet determined if the revenue targets were met for the year ending March 31, 2006. We will not be able to make our determination until after we have completed our internal control procedures after our quarter end on April 2, 2006. The fair value of our common stock was determined based on the average closing price per share of our common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (June 21, 2004). The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”).

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

We depend on a small number of customers for a majority of our sales. Sales to our customers which individually account for more than 10% of our total annual sales were, in aggregate, 58%, 63% and 70% of our sales for the years ended December 31, 2005, 2004 and 2003, respectively. For the identity of our customers who contributed greater than 10% of our total sales for each of the preceding three years and the annual amount of those sales, see Note 16 to the consolidated financial statements included elsewhere in this Form 10-K. We have diversified our customer base over the last few years and intend to further diversify our customer base and product offering in the future. However, we anticipate that we will continue to sell a majority of our products to a relatively small group of customers. In addition, most of our sales result from purchase orders or contracts that can be cancelled on short-term notice. Delays in manufacturing or supply procurement or other factors, including general market slow downs, have caused and could potentially continue to cause cancellation, reduction or delay in orders by or in shipments to a significant customer. If the markets for our products decline, fail to grow, or grow more slowly than we anticipate, the use of our products may be reduced with a significant negative impact on our sales, earnings, inventory valuations and cash flow.

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

We may enter into fixed price development contracts with customers. Revenue under development agreements is recognized when applicable contractual non-refundable milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion accounting method based on the actual physical completion of work performed and the ratio of costs incurred to total estimated costs to complete the contract. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known.

Generally, the selling prices of our products tend to decrease over time as a result of increased volumes or general competitive pressures and in general we expect that prices will continue to decline as a result of volume increases or these competitive pressures.

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

We recognize cost of goods sold upon recognition of revenue. We recognize losses on contracts, including purchase order commitments, when identified. We have not recognized any such losses during 2005, 2004 or 2003.

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

Research and Development

Research and development expense represents wages, supplies and allocated overhead costs to design, develop and improve products and processes. These costs are expensed as incurred. We generate revenues from development contracts with customers that have enabled us to accelerate our own product development efforts. Such development revenues have only partially funded our product development activities, and we generally retain ownership of the products developed under these arrangements. As a result, we classify all development costs related to these contracts as research and development expenses.

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

Recapitalization Merger

In September 2002 we announced the receipt of a proposal from an affiliate, Fox Paine & Company LLC (“Fox Paine”) to acquire all of the shares of the Company’s common stock held by unaffiliated stockholders (the “Acquisition Proposal”). On March 27, 2003, Fox Paine withdrew its Acquisition Proposal. Our 2003 recapitalization merger and other expense is a non-recurring expenditure comprised of expenses incurred by the special committee to our Board of Directors to review the proposal from an affiliate, Fox Paine & Company LLC to acquire all of the shares of our common stock held by unaffiliated stockholders for $1.10 per share in cash. These expenses include legal and financial consulting fees as well as compensation to the members of the special committee.

Restructuring Charge

Our 2001 restructuring charge reflects our decision to abandon a leased facility based on revised anticipated demand for our products and current market conditions. It is comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge on tenant improvements. In determining this estimate, we have made certain assumptions with regards to our ability to sublease the space and have reflected off-setting assumed sublease income in line with our best estimate based on the current market conditions. Our 2002 restructuring charge reflects further consolidation and abandonment of leased space and associated impairment of tenant improvements, severance costs, an asset impairment charge and the initiation of a program to sell excess manufacturing equipment resulting from the prolonged downturn in the telecommunications industry, especially related to our fiber optics products. The 2002 restructuring charge also includes an additional charge for the leased facility we abandoned in 2001 based on our downward revised assumptions regarding sublease occupancy rates and market rates due to an overall deteriorating real estate market and difficulties encountered in subleasing the available space. Also during 2002, we recorded a restructuring charge related to our decision in December 2002 to completely outsource our internal wafer fabrication (“fab”) within one year. As a result of the planned fab closure, we accrued associated severance expenses, accrued the eventual abandonment of additional excess space for which we will have a remaining two year commitment and recorded an impairment on our internal wafer fabrication equipment and related leasehold improvements. During 2003, we revised our lease loss accrual downward for the four month additional operation of our wafer fab and reduced facility costs at our other two abandoned facilities. This reversal was largely offset by an additional lease loss accrual for reductions in estimated sublease occupancy and market rates and disposal of our remaining unsold assets held for sale. We also reversed a portion of our severance accrual for one employee slated to be terminated but instead retained for another position. During 2004, we reversed the lease loss associated with our fab and remaining severance accrual due to our assessment and subsequent decision to not close our fab as we believed at that time that integrating the newly acquired fab from EiC with our pre-existing fab will offer the Company certain benefits over outsourcing the pre-existing fab. This reversal was partially offset by a net increase in the lease loss accrual for our other leased facilities based on reductions in sublease occupancy rates and a net increase in facility operating costs.

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

Effective for our second quarter ended July 3, 2005, we changed the application of our revenue recognition policy regarding our distributors. We had previously recognized revenue upon shipment to our distributors less estimated reserves for distributor right of return, authorized price reductions for specific end-customer sales opportunities and price protection based on known events and historical trends. Effective for our second quarter ended July 3, 2005, we recognize revenue from our distribution channels when our distributors have sold the product to the end customer. Historically, we have received stock rotation requests from our distributors that were within the amounts estimated and contractually allowed with only one exception of an insignificant amount.  However, the request for stock rotation during our second quarter ended July 3, 2005 was higher than the amount contractually allowed. Our management, with the concurrence of our Audit Committee, believes the increasing percentage of new products introduced by us makes it likely that stock rotation reserves will continue to be difficult to estimate based on historical patterns and contractual provisions. Based on this change in facts and circumstances and our management’s future expectations, we believe that we can no longer reasonably estimate the amount of future returns from our distributors as of July 3, 2005. Accordingly, recognition of revenue and associated cost of sales on shipments to distributors is deferred until the resale to the end customer. This change in application resulted in a $4.1 million revenue deferral in our second quarter of 2005. Although revenue is deferred until resale, title of products sold to distributors transfers upon shipment. Accordingly, shipments to distributors are reflected in the consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment. Deferred revenue and the corresponding cost of sales on shipments to distributors are reflected in the consolidated balance sheet on a net basis as “Deferred margin on distributor inventory.”  For further discussion, see Note 3 to the consolidated financial statements included elsewhere in this Form 10-K.

Through the quarter ended April 3, 2005, revenues from our distributors were recognized upon shipment based on the following factors:  our sales price is fixed or determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributor has separate economic substance, we have no obligation with respect to the resale of the distributor’s inventory, and we believed we could reasonably estimate the potential returns from our distributor based on their history and our visibility in the distributor’s success with its products and into the market place in general. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 48 “Revenue Recognition When Right of Return Exists”, we accrued a reserve based on our reasonable estimate of future returns based on historical trends and contractual limitations. Per contractual agreement, the distributor may return product three times per year under the following conditions:  the total value of inventory returned shall not exceed an amount equal to 5% of the total value of the distributor’s stock on hand of our products as reported in the prior month’s inventory report, the inventory is returned no earlier than 6 months and no later than 24 months from the date of the original invoice date and the product’s packaging has not been opened or any alteration or modification has been performed on the part. Due to our change in application of our revenue recognition policy regarding our distributors, we no longer accrue a distributor stock rotation reserve. As of December 31, 2004 and 2003, our distributor stock rotation reserve was $338,000 and $196,000, respectively.

Beginning in September 2003, we entered into a program where the distributor would receive a credit if it sold specific product at a reduced price to specific end-customers pre-authorized by us. We maintain a log of all such pre-authorized price reductions which we accrue as a reduction to revenue in the period that the pre-authorization occurs per issue 4 of EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  As of December 31, 2005, 2004 and 2003, our Ship & Debit Allowance was $34,000, $5,000, and $29,000, respectively.

If we reduce the prices of our products as negotiated with the distributor, the distributor may receive a credit for the difference between the price paid by the distributor and the reduced price on applicable unsold products remaining in the distributor’s inventory on the effective date of the price reduction assuming that inventory is less than 24 months old as determined by the original invoice date. When we recognized revenue upon shipment to our distributors, we reserved for distributor price protection per issue 4 of EITF 01-9 based on specific identification of our initiated price reductions and the associated reported distributor inventory. There were no such price reductions in 2005, 2004 or 2003.

We may enter into contracts to perform research and development for others meeting the requirements of Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”. Revenue under these development agreements is recognized when applicable contractual non-refundable milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion accounting method based on the actual physical completion of work performed and the ratio of costs incurred to total estimated costs to complete the contract in accordance with Accounting Research Bulletin 45 “Long-Term Construction Type Contracts” using the relevant guidance in the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Given the duration and nature of these development contracts, we believe that recognizing revenue under the percentage completion method best represents the legal and economic results of contract performance on a timely basis. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. These development contracts with customers have enabled us to accelerate our own product development efforts. Such development revenues have only partially funded our product development activities, and we generally retain ownership of the products developed under these arrangements. As a result, we classify all development costs related to these contracts as research and development expenses. The achievement of contractual milestones is evidenced by written documentation provided by the customer in accordance with the applicable terms and conditions of each contract. In any period, progress on the contract is based on input measures (direct labor dollars, direct material costs and direct outside processing costs) in the ratio of costs incurred to total estimated costs. Estimated costs to complete are provided by engineering personnel directly involved in the development program and are reviewed by management and finance personnel for reasonableness given the known facts and circumstances. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on our results of operations. If we bill the customer prior to performing services under the development agreement, the amounts are recorded as deferred revenue. We recorded revenue of $832,000 under development agreements in 2005. We have no deferred revenue at December 31, 2005. No comparable amounts were included in 2004 or 2003.

Write-down of Excess and Obsolete Inventory

We write down our inventory for estimated obsolete or unmarketable inventory for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Management specifically identifies obsolete products and analyzes historical usage, forecasted production generally based on a rolling twelve month demand forecast, current economic trends and historical write-offs when evaluating the valuation of our inventory. Due to rapidly changing customer forecasts and orders, additional write-downs of excess or obsolete inventory, while not currently expected, could be required in the future. In addition, the sale of previously written down inventory could result from significant unforeseen increases in customer demand.

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

Restructuring

During fiscal 2002 and 2001, we recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing our business. Such charges were established in accordance with Emerging Issues Task Force Issue 94-3 (“EITF 94-3”) “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” These charges include abandoned leased properties comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and asset impairment charges on tenant improvements deemed no longer realizable. In determining these estimates, we make certain assumptions with regards to our ability to sublease the space and reflect offsetting assumed sublease income in line with our best estimate of current market conditions. Should there be a further significant change in market conditions, the ultimate losses on these could be higher and such amount could be material. During 2002, we recorded restructuring charges of $27.9 million related to restructuring activities initiated in 2002 and also recorded additional charges of $6.3 million related to restructuring activities initiated in 2001, primarily due to changes in estimated sublease income. During 2003, we revised our lease loss accrual downward for an estimated four months of additional operation of our wafer fab and reduced facility costs at our other two abandoned facilities. This reversal was largely offset by an additional lease loss accrual for reductions in estimated sublease occupancy and market rates. During 2004, we recorded a reversal of $4.0 million related to our assessment and subsequent decision to not close our internal wafer fabrication facility (“fab”) as we believed at that time that integrating the newly acquired fab from EiC with our pre-existing fab will offer the Company certain benefits over outsourcing the pre-existing fab. As such, we reversed $3.9 million of our lease loss accrual and $85,000 of our severance accrual. This credit was partially offset by an additional $161,000 lease loss accrual as we revised our lease loss assumptions for our facilities based on reductions in sublease occupancy rates and a net increase in facility operating costs.

The leased property abandonments have resulted in an average per year benefit of $3.1 million in reduced lease expense and $677,000 in reduced amortization of leasehold improvements which will continue through 2010. The leased property abandonments had no effect on our future cash flows. The collective asset impairments have resulted in an average per year benefit of $2.6 million in reduced depreciation expense of manufacturing equipment which will continue through 2007. The equipment deemed excess in 2002 was ultimately sold for $1.8 million. Otherwise, the asset impairments had no effect on our future cash flows. The workforce reductions have resulted in reduced wages and benefits of $2.7 million per year with a corresponding reduction in cash flows. In total the restructuring plans have benefited our results of operations on average as follows since 2002:  $5.7 million reduction in cost of goods sold, $1.1 million reduction in research and development expense and $2.4 million reduction in selling and administrative expense. Except for changes in the sublease estimates noted above, actual results to date have been consistent, in all material respects, with our assumptions at the time of the restructuring charge.

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

	Percentage of Sales
	Year Ended December 31,
	2005	2004	2003
Consolidated Statements of Operations Data:
Sales, net	100.0%	100.0%	100.0%
Cost of goods sold	53.5	47.2	58.3
Gross profit	46.5	52.8	41.7
Operating expenses:
Research and development	57.2	53.3	63.5
Selling and administrative	48.4	38.7	38.6
Acquired in-process research & development	10.7	26.3	—
Recapitalization merger and other	—	—	2.6
Restructuring charge (reversals)	—	(11.9)	(0.2)
Total operating expenses	116.3	106.4	104.5
Loss from operations	(69.8)	(53.6)	(62.8)
Interest income	3.3	2.1	2.8
Interest expense	(0.3)	(0.3)	(0.4)
Other income—net	—	—	4.1
Loss before income taxes	(66.8)	(51.8)	(56.3)
Income tax benefit	.4	23.7	2.4
Net loss	(66.4)%	(28.1)%	(53.9)%

Comparison of Years Ended December 31, 2005, 2004 and 2003

Sales—We recognized $31.6 million, $32.3 million and $26.6 million in sales for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. The increase in sales both periods reflects the increase in our semiconductor and radio frequency identification (“RFID”) sales mitigated by the declines in our wireless integrated assembly and fiber optic sales reflecting our strategic decision to focus our competitive advantage and dedicate our resources to the radio frequency (“RF”) semiconductor market.

Semiconductor and RFID sales during 2005 were $31.2 million, representing 99% of total sales which was a $1.4 million or 5% increase in comparison to the comparable 2004’s sales of $29.8 million (92% of total sales). Semiconductor and RFID sales during 2004 increased $9.6 million or 47% in comparison to 2003 sales of $20.2 million (76% of total sales). The increase in our semiconductor and RFID sales during 2005 primarily related to our increasing sales in Asia (particularly China, which increased 29% and Korea, which increased 196%), our expanded product offering due to our acquisition of the wireless infrastructure business from EiC Corporation (representing $3.8 million of our semiconductor and RFID sales in 2005 compared to $3.4 million in 2004 after the acquisition in June 2004) and an increase in our expanded

RFID product offering due to our acquisition of Telenexus representing $1.2 million of our sales in 2005. During 2005, we have experienced an approximate 4% decrease in the average selling price of our semiconductor products due to competitive pressure. The increase in our 2005 sales was partially offset by a change in the application of our revenue recognition policy from revenue recognition upon shipment to our distributors to revenue recognition when our distributors have sold the product to the end customer as discussed above under “Critical Accounting Policies and Estimates”.

This change in application resulted in a $4.1 million revenue deferral in our second quarter of 2005 which is reflected in year ended December 31, 2005. For further discussion, see Note 3 to the consolidated financial statements included elsewhere in this Form 10-K. The increase in our semiconductor and RFID sales during 2004 related to an increase in the volume of products sold due, in part, to our introduction of over 60 new products (including our MPR family of PCMCIA form factor UHF RFID readers and our power amplifier modules for PAS/PHS telecommunication networks in China), our expanded product offering due to our acquisition of the wireless infrastructure business from EiC Corporation (representing $3.4 million of our semiconductor and RFID sales in 2004) and our increasing sales in the United States (16% increase in 2004) and Asia (particularly China, which increased 106% in 2004). During 2004 our average selling price of our semiconductor products increased by approximately 9% due to new product introductions. Also in 2004, approximately $661,000 of our semiconductor and RFID sales resulted from sales of product to EiC under a supply agreement we entered into with them as part our acquisition of their wireless infrastructure business and associated assets. This supply agreement was substantially completed by December 31, 2004 and there will be no significant sales from these products in future periods. In 2003, approximately $855,000 of our semiconductor and RFID sales resulted from sales of our Thin-Film products. In May 2003 we sold our Thin-Film product line to M/A COM (a unit of Tyco Electronics).

Wireless integrated assembly and fiber optic sales for 2004 totaled $2.5 million, representing 8% of total sales and a decrease of $3.8 million or 60% from sales of $6.3 million (24% of total sales) in 2003. As these products have reached the end of their product life cycle, they only represented $396,000 of our sales in 2005. Lucent Technologies was the major customer for our wireless integrated assembly products. During 2003, they decided to design the next generation of this type of product themselves and build it through the use of contract manufacturers. During our third quarter ended September 28, 2003, they notified us that they would no longer purchase significant quantities of these products and might only purchase moderate quantities for their customers who may need to expand or maintain older telecommunications networks. The decline in our wireless integrated assembly sales over the last two years contributed to the decline in our sales to Europe. As these products have reached the end of their product life cycle, they will not be a significant factor in our long term business. Aside from potential and infrequent “life time buys,” our focus will predominantly be supporting the existing product base.

Based on the current business trends in the target markets our products address, we believe that our revenue for our first quarter of 2006 will be in the range of $11.5 to $12.0 million equalling or showing a slight increase from our recently completed fourth quarter. Based on the same trends, we currently believe that our revenue will be in the range of $44.0 to $46.0 million for 2006.

Cost of Goods Sold—Our cost of goods sold for 2005 was $16.9 million, an increase of $1.6 million or 11% as compared with cost of goods sold of $15.3 million in 2004. Our cost of goods sold for 2004 decreased by $217,000 or 1% as compared with cost of goods sold of $15.5 million in 2003. As a percentage of sales, our cost of goods sold increased to 54% in 2005 from 47% in 2004 which decreased from 58% in 2003. The 2005 increase in our cost of goods sold as a percentage of sales and in absolute dollars reflects an increased percentage of newer products in our product sales mix which have not yet achieved the volumes or yields of our more mature products. This decrease in our cost of goods sold as a percentage of sales in 2004 reflects the change in our product sales mix to a greater percentage of higher margin semiconductor products from relatively lower margin wireless assembly products. This reduction in direct costs was partially offset by increased indirect cost of goods sold of $573,000 for manufacturing supplies, $447,000 for equipment maintenance and $387,000 for increased manufacturing support staff all due to increased volume production including the product lines we acquired from EiC. In absolute dollars, the decrease in cost of goods sold reflects the factors previously noted.

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

Research and Development—Our 2005 research and development expense was $18.1 million, an increase of $832,000 or 5% as compared with our research and development expense of $17.2 million for 2004. Our research and development for 2004 increased by $356,000 or 2% as compared with research and development expense of $16.9 million in 2003. The increase in absolute dollars in 2005 is primarily related to the increased engineering staff and new product development related to the products we acquired from Telenexus and increased spending on design consulting services which was partially offset by a decrease in overall overhead. The increase in absolute dollars in 2004 is primarily related to the increased engineering staff and new product development efforts related to the products and processes we acquired from EiC and increased spending on design consulting services which was largely offset by a decrease in overall overhead. During 2005, research and development expenses were 57% as a percentage of sales which compares to 53% in 2004 and 64% in 2003. The increase in research and development expense as a percentage of sales from 2004 to 2005 reflects the factors noted above as well as the decrease in sales in the same period. The decrease in research and development expense as a percentage of sales from 2003 to 2004 is primarily related to our increase in sales. We generate revenues from development contracts with customers that have enabled us to accelerate our own product development efforts. Such development revenues have only partially funded our product development activities, and we generally retain ownership of the products developed under these arrangements. As a result, we classify all development costs related to these contracts as research and development expenses. We recorded revenue of $832,000 under such development agreements in 2005. Product research and development is essential to our future success and we expect to continue to make investments in new product development and engineering talent. In 2006 we will continue to focus our research efforts and resources on RF semiconductor development which target multiple growth markets such as RFID and WiMAX, adjacent markets such as power amplifiers while expanding our addressable market opportunities in wireless communications and broadband cable. We will also explore process capabilities of third party foundries and develop products under new process technologies such as SiGe BiCMOS. In absolute dollars, we expect our 2006 research and development expenditures to remain relatively constant with the prior year.

Selling and Administrative—Selling and administrative expense for 2005 was $15.3 million or 48% of sales, an increase of $2.8 million or 22% as compared with selling and administrative expense of $12.5 million or 39% of sales in 2004. During 2004 selling and administrative expense increased by $2.3 million or 22% as compared with selling and administrative expense of $10.3 million or 39% of sales in 2003. The increase in absolute dollars during 2005 related to a $1.2 million charge for a former CEO separation agreement, a $754,000 increase related to the acquired administrative operations of Telenexus, $445,000 of professional fees related to a potential strategic business combination which we decided not to consummate, a $412,000 increase in legal fees resulting from additional corporate governance requirements, $646,000 charge related to severance and a $398,000 increase in external sales representatives commission due to the increase in semiconductor sales over the prior year’s period. These increased costs were partially offset by a $267,000 decrease in bonus expense and a $156,000 decrease in insurance premiums. The increase in absolute dollars during 2004 is primarily related to a $560,000 increase in salaries and wages due to an increase in the number of sales and marketing personnel, $558,000 increase in severance due to a stock compensation charge resulting from the modification of two option agreements (extension of the option exercise period), a $484,000 increase in accounting fees resulting from additional corporate governance requirements, $267,000 increase in commission costs due to increased sales of our radio frequency (‘RF”) semiconductor products and a $141,000 increase in bonus expense. Additionally, during 2003, we benefited from a reduction in our Board of Directors’ compensation plan which was approved at our Annual Meeting of Stockholders held on July 15, 2003 and resulted in a reduction in accrued expenses of $238,000. Also, 2003 had benefited from the collection of $393,000 of receivables which had been reserved in a prior period. During 2004, we reserved $51,000 of receivables whose collection is doubtful. These increased costs were partially offset by a $347,000 reduction in our Directors and Officers and Liability insurance premiums and a $112,000 decrease in advertising and promotion costs. As a percentage of sales, the increase in selling and administrative expense from 2004 to 2005 reflects the factors noted above as well as the decrease in sales in the same period. Selling and administrative expenses remained flat from 2003 to 2004 as a percentage of sales. For our first quarter of 2006, we expect selling and administrative expenses to be higher than those incurred in our fourth quarter of 2005 primarily as a result of approximately $500,000 in professional service costs associated with a special project conducted on behalf of our audit committee and completed during that quarter with no material issues.

Acquired In-process Research and Development Expenses—During 2005, $3.4 million of the purchase price for the acquisition of Telenexus, Inc. was allocated to acquired in-process research and development expense (“IPRD”). Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and have no future alternative use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is minimal remaining risk relating to the development. The value assigned to IPRD charge comprises the following projects:  multi-protocol readers ($1.3 million), Smart readers ($900,000) and Class 3 readers ($1.2 million). As of December 31, 2005, the estimated aggregate cost to complete these projects was $344,000, $1.2 million and $737,000, respectively which is expected to occur through our fourth quarter of 2006. The value of these projects was determined by estimating the discounted net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project. Actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisition. The assumptions consist primarily of expected completion dates for the IPRD projects, estimated costs to complete the projects, and revenue and expense projections for the products once they have entered the market. Our assumptions for the multi-protocol reader project at the time of the acquisition include an estimated completion date of the project in 2006 at a cost of approximately $938,000, estimated future revenue of $23.4 million over an estimated product life cycle of 7 years, and the following average financial metrics over the life of the product:  gross margin of 40% during the first two years increasing to 55% by year five and remaining constant throughout the remainder of the estimation periods, average operating expenses of 19% and a 41% tax rate. Our assumptions for the Smart reader project at the time of the acquisition include an estimated completion date of the project in 2006 at a cost of approximately $1.3 million, estimated future revenue of $31.3 million over an estimated product life cycle of 10 years, and the following average financial metrics over the life of the product:  gross margin of 40% during the first two years increasing to 55% by year five and remaining constant throughout the remainder of the estimation periods, average operating expenses of 19% and a 41% tax rate. Our assumptions for the Class 3 reader project at the time of the acquisition include an estimated completion date of the project in 2006 at a cost of approximately $857,000, estimated future revenue of $21.6 million over an estimated product life cycle of 8 years, and the following average financial metrics over the life of the product:  gross margin of 40% during the first two years increasing to 55% by year five and remaining constant throughout the remainder of the estimation periods, average operating expenses of 17% and a 41% tax rate. A discount rate of 25% was employed to determine the discounted net cash flow for all projects.

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

Recapitalization Merger—We incurred recapitalization merger expense of $680,000 in 2003 related to our consideration of the proposed Fox Paine transaction. On September 19, 2002, we announced the receipt of a proposal from an affiliate, Fox Paine & Company LLC (“Fox Paine”) to acquire all of the shares of our common stock held by unaffiliated stockholders (the “Acquisition Proposal”). At that time, Fox Paine and its affiliates owned approximately 66% of our outstanding shares or 37.0 million shares of a total of 55.9 million shares outstanding. Our Board of Directors formed a special committee composed of two independent directors not affiliated with Fox Paine (the “Special Committee”) to review the Acquisition Proposal. These expenses include legal and financial consulting fees as well as compensation to the members of the Special Committee. On March 27, 2003, Fox Paine withdrew its Acquisition Proposal.

Restructuring Charges—During 2004, we reversed the lease loss associated with our internal wafer fabrication facility (“fab”) and remaining severance accrual due to our assessment and subsequent decision to not close our fab as we believed at that time that integrating the newly acquired fab from EiC with our pre-existing fab will offer the Company certain benefits over outsourcing the pre-existing fab. This reversal was partially offset by a net increase in the lease loss accrual for our other leased facilities based on reductions in sublease occupancy rates and a net increase in facility operating costs.

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

For further discussion, see Note 14 to the consolidated financial statements included elsewhere in this Form 10-K.

Interest Income—Interest income primarily represents interest earned on cash equivalents and short-term available-for-sale investments. In 2005 our interest income was $1.0 million, an increase of $366,000 or 54% as compared with interest income of $682,000 in 2004. This relative dollar increase in both comparative periods resulted from an increase in interest rates offsetting a decrease in average funds available for investment. Our interest income for 2004 of $682,000 had decreased $73,000 or 10% as compared with interest income of $755,000 in 2003. This decrease primarily resulted from decreased average amounts of funds available for investment.

Interest Expense—Our interest expense for 2005 was $96,000, a decrease of $8,000 or 8% as compared with interest expense of $104,000 in 2004 and a decrease of $13,000 or 11% as 2004 is compared with interest expense of $117,000 in 2003. Interest expense for all periods relates to fees associated with our revolving credit facility and outstanding letters of credit.

Other Income-Net—The other income realized in 2003 was primarily related to a $1.1 million gain we recorded related to the sale of our Thin-Film product line. The sale includes equipment, inventory, intellectual property, training and services for which we received total proceeds of $1.8 million. For further discussion, see Note 16 to the consolidated financial statements included elsewhere in this Form 10-K.

Income Tax Benefit—In 2005 we recorded a net tax benefit of $120,000 as the statute had expired on certain estimated federal tax exposures. The tax benefit for 2004 of $7.7 million resulted from a revision of our estimated income tax contingency liability due to our receipt of the final assessment from the Internal Revenue Service related to the audit of the Company’s 1996 through 2000 tax returns. In 2003, we recorded a tax benefit of $647,000 related to an income tax refund of $480,000 from the State of Maryland as the result of amending our 1999 state tax return and an adjustment to our tax contingency liability of $167,000 for additional federal income tax refund determined after finalizing our 2002 carryback claim filed in the first quarter of 2003 and miscellaneous tax payments. Beginning in 2002, it was determined that it was not more likely than not that any additional deferred tax assets would be realized through the application of carryforward claims.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at December 31, 2005 were $30.2 million, a decrease of  $12.9 million or 30% compared to the balance of $43.1 million at December 31, 2004.

On December 27, 2005, we entered into the fourth amendment (the “Amendment”) to our Amended and Restated Loan and Security Agreement between Comerica Bank and us dated September 23, 2003 and as amended June 13, 2005, July 12, 2005 and September 28, 2005. The effective date of the Amendment is December 22, 2005. Under the new terms, the revolving credit facility (“Revolving Facility”) provides for a maximum credit extension of $10.0 million, with a $5.0 million sub-limit to support letters of credit, a $250,000 sub-limit for foreign exchange transactions and a $200,000 sub-limit for corporate credit cards. The Revolving Facility matures on December 21, 2006. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 2.0% or Prime. The Revolving Facility requires us to maintain certain financial ratios and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission. The Revolving Facility is secured by substantially all of our assets. We were in compliance with the covenants as of December 31, 2005. As of December 31, 2005 and December 31, 2004, there were no outstanding borrowings under the Revolving Facility. We have letters of credit of $3.2 million available as of December 31, 2005 against which no amounts have been drawn.

Net Cash Used by Operating Activities—Net cash used by operations was $(10.4) million, ($15.4) million and ($5.9) million in 2005, 2004 and 2003, respectively. Net loss in 2005, 2004 and 2003 was (21.0) million, ($9.1) million and ($14.3) million, respectively.

The most significant cash item impacting the difference between net loss and cash flows used in operations in 2005 was $223,000 used by working capital. The $223,000 used by working capital primarily relates to a $2.7 million decrease in restructuring liabilities which were partially offset by a $1.6 million increase in accruals and accounts payable and a $516,000 decrease in inventories. The $2.7 million decrease in restructuring liabilities primarily relates to payments against the remaining lease loss accrual. The $1.6 million increase in accruals and accounts payable relates primarily to  the timing of payments within terms. Non-cash items included in net loss in 2005 included $3.1 million of depreciation and amortization, $3.4 million of IPRD related to our acquisition of Telenexus, Inc. and $3.2 million related to an increase in our deferred margin on distributor inventory due to our change in the application of our revenue recognition policy from revenue recognition upon shipment to our distributors to revenue recognition when our distributors have sold the product to the end customer during 2005. For further discussion, see Note 3 to the consolidated financial statements included elsewhere in this Form 10-K.

The most significant cash item impacting the difference between net loss and cash flows used in operations in 2004 was $7.6 million used in working capital. The $7.6 million used in working capital primarily relates to a $2.3 million increase in receivables, a $2.4 million decrease in restructuring liabilities, a $1.0 million increase in other assets and a decrease of $867,000 in income tax contingency liability. Our receivables increased $2.3 million due to increased shipments during the fourth quarter of 2004. The $2.4 million decrease in restructuring liabilities primarily relates to payments against the remaining lease loss accrual. The increase in other assets of $1.0 million is primarily due to a $576,000 accrual of a settlement related to the termination of the supply agreement with EiC (see Note 5 to the consolidated financial statements included elsewhere in this Form 10-K) and a $560,000 increase in accrued interest receivable related to our investments. The decrease of $867,000 in income taxes payable relates to payments resulting from an audit of our 1996 through 2000 returns. Non-cash items included in net loss in 2004 included $2.8 million of depreciation and amortization, $8.5 million of IPRD related to our acquisition of the wireless infrastructure business and associated assets from EiC and $7.7 million related to a decrease in our income tax contingency liability. The $7.7 million decrease in our income tax contingency liability resulted from a revised estimate related to the audit of our 1996 through 2000 tax returns. The $7.7 million decrease in our tax contingency liability resulted from a revised estimate of our tax contingency liability related to the audit of our 1996 through 2000 tax returns as a result of our receipt of the final assessment from the Internal Revenue Service.

The most significant cash items impacting the difference between net loss and cash flows used in operations in 2003 were $949,000 used in working capital and $6.0 million provided by the realization of deferred tax assets. The $949,000 used in working capital primarily relates to a $2.2 million decrease in restructuring liabilities, which was offset by a $1.5 million decrease in inventories. The $1.5 million decrease in inventories relates to the decrease in our sales from $40.2 million in 2002 to $26.6 million in 2003. The $6.0 million provided by the realization of deferred tax assets relates to the receipt of an income tax refund generated by the carryback of our 2002 net operating loss. Starting in the second quarter of 2003, we provided more favorable payment terms to significant customers in order to remain competitive in the current business environment. As a result, our average payment terms have increased from 30 days to 60 days, which has had a negative impact to our working capital. Non-cash items included in net loss in 2004 included $4.4 million of depreciation and amortization.

Net Cash Provided (Used) by Investing Activities—Net cash provided (used) by investing activities was ($1.5) million, $18.2 million and ($27.3) million in 2005, 2004 and 2003, respectively. In 2005, we used $34.9 million to purchase short-term investments, $3.2 million to acquire Telenexus, Inc. including associated acquisition costs and $1.5 million to purchase equipment which was partially offset by $37.6 million in proceeds we realized from the sale and maturities of our short-term investments. In 2004, we realized $89.2 million in proceeds from the sale of short term investments which was partially offset by $59.3 million used to purchase short-term investments, $10.7 million of acquisition and costs related to the EiC transaction (see Note 5 to the consolidated financial statements included elsewhere in this Form 10-K) and $878,000 to invest in property, plant and equipment. In 2003, we used $92.6 million to purchase short-term investments and $841,000 to invest in property, plant and equipment which was partially offset by $64.6 million provided by our sale of short-term investments and $1.6 million proceeds from the sale of our Thin-Film product line (see Note 16 to the consolidated financial statements included elsewhere in this Form 10-K). During 2006, we expect to invest approximately $2.0 to $3.0 million in capital expenditures. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so throughout 2006.

In conjunction with our recent acquisitions, we may be required to pay further compensation in the EiC acquisition of up to $7.0 million in cash (10%) and shares (90%) if specific revenue targets are achieved by March 31, 2006 and in the Telenexus acquisition, of up to $2.5 million in cash and up to

833,333 shares if certain revenue targets are achieved by July 28, 2006. We expect to fund these payments, if earned, from our cash, cash equivalents and short-term investments, cash flows and borrowings to the extent available. As of March 20, 2006 we have not yet determined if the revenue targets were met for the year ending March 31, 2006. We will not be able to make our determination until after we have completed our internal control procedures after our quarter end on April 2, 2006.

Net Cash Provided by Financing Activities—Net cash provided by financing activities totaled $1.7 million, $10.7 million and $617,000 in 2005, 2004 and 2003, respectively. In 2005, we received net proceeds of approximately $1.9 million from the sale of our common stock to employees through our employee stock purchase and option plans which was partially offset by $201,000 representing 117,439 shares of our common stock withheld from our former CEO to cover the income tax withholding on his receipt of 328,500 shares of restricted stock in connection with a severance agreement and $49,000 representing shares withheld from other employees. In 2004, we received net proceeds of $10.2 million related to our secondary public offering of 2 million newly issued shares of our common stock and $1.5 million from the sale of our common stock to employees through our employee stock purchase and option plans which was partially offset by $920,000 of cash used to repurchase our common stock under our current stock repurchase program (see Note 10 to the consolidated financial statements included elsewhere in the Form 10-K). In 2003, we received net cash of $3.5 million from the sale of our common stock to employees through our option plans which was partially offset by $2.8 million of cash used to repurchase our common stock under our stock repurchase program (see Note 10 to the consolidated financial statements included elsewhere in the Form 10-K).

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2005 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by Period
	Less than	More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
Capital lease obligations	$—	$—	$—	$—	$—
Operating lease obligations(1)	20,968	4,589	13,120	3,259	—
Purchase obligations(2)	3,644	3,569	75	—	—
Other long-term liabilities(3)	—	—	—	—	—
Total(4)	$24,612	$8,158	$13,195	$3,259	$

(1)          We lease our three facilities, including our executive offices in San Jose, California, under lease agreements that expire at various dates through 2011. Total future lease obligations as of December 31, 2005, were $21.0 million, of which $13.0 million was recorded as a liability for certain facilities that were included in our restructuring accrual (current and long-term).

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

(3)          The only component of Other Long-Term Liabilities that requires us to make cash payments is a restructuring accrual of $10.5 million relating to the future operating lease payments on certain facilities that were included in our restructuring plans (See Note 14 to the consolidated financial statements included elsewhere in this Form 10-K). We will make these payments through 2011. We included these amounts in the operating lease total in the table above. Excluding payments under the operating lease component included in the restructuring accrual, the other components of Other Long-Term Liabilities do not contractually require us to make cash payments and primarily consist of estimated operating costs on restructured facilities, deferred rent and estimated environmental costs.

(4)          The table above does not include contractual obligations related to our acquisition in June 2004 of the wireless infrastructure business and associated assets from EiC Corporation or our acquisition in January 2005 of Telenexus, Inc. as the additional consideration is contingent on certain future identifiable events which have not occurred as of December 31, 2005. EiC may be entitled to further consideration of up to $7.0 million in cash and shares of our common stock if certain revenue targets are achieved by March 31, 2006. We shall pay EiC this additional consideration, if earned, ninety percent (90%) in our common stock and ten percent (10%) in cash. Thus, if earned, $700,000 would be payable in less than one year  As of March 20, 2006 we have not yet determined if the revenue targets were met for the year ending March 31, 2006. We will not be able to make our determination until after we have completed our internal control procedures after our quarter end on April 2, 2006. The sellers of Telenexus, Inc. may be entitled to further compensation of up to $2.5 million in cash and up to 833,333 shares of our common stock if we achieve certain revenue targets by July 28, 2006. Thus, if earned, $2.5 million would be payable in one to three years. Certain employment agreements which may require us to pay out termination benefits upon future identifiable events are also excluded from the table above as no events have occurred as of December 31, 2005 which make the payment probable.

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

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements except for operating leases as discussed in Note 12 to the consolidated financial statements included elsewhere in this Form 10-K.

Other Matters

Recent Accounting Pronouncements—On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

We adopted SFAS 123R in January 2006 and currently do not expect to restate prior periods to conform to the new accounting standard as we will use the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123 adjusted for estimated forfeitures. See Note 2 to the consolidated financial statements included elsewhere in this Form 10-K under the caption “STOCK-BASED COMPENSATION” for information related to the pro forma effect on reported net income and net earnings per share of applying the fair value provisions of the SFAS 123. The balance of unearned stock-based compensation to be expensed in the period 2006 through 2010 related to share-based awards unvested at December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS 123, is approximately $2.7 million. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional future stock option and other share-base awards, our future stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values. We are currently in the process of determining our estimated forfeiture rate for purposes of adopting SFAS 123R and we estimate that our forfeiture rate will be between 10% and 25%, which will result in a reduction to the foregoing annual amoritization amounts.

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

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 in January 2006 and currently do not anticipate that it will have a significant effect on our financial statements or disclosures.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for interim periods beginning after June 29, 2005. We adopted EITF 05-6 in July 2005 and currently do not anticipate that it will have a significant effect on our financial statements or disclosures.

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

		Weighted
	Expected Maturity	Average Interest
Expected Maturity Dates	Amounts	Rate
	(in thousands)
Cash equivalents:
2006	$11,774	3.83%
Short-term investments:
2006	16,052	4.00%
Fair value at December 31, 2005	$27,826

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed our internal control over financial reporting as of December 31, 2005, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring is performed by or under the supervision of our internal accounting and finance organization.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2005 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles due solely to the following material weakness (the results of management’s assessment were reviewed with the Audit Committee):

A material weakness in the operating effectiveness of the controls over the determination of excess and obsolete inventory and the related valuation adjustments resulting in an audit adjustment to reduce inventory and increase cost of goods sold. The error occurred in our fourth quarter of 2005 and was corrected in the same period. The correction is reflected in our consolidated financial statements included in this Form 10-K. This material weakness arose from our failure to consider all current business conditions in determining the salability of our current inventory.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included in this Item 8 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WJ Communications, Inc.

We have audited management’s assessment, included in the accompanying Report of Management, that WJ Communications, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

A material weakness in the operating effectiveness of the controls over the determination of excess and obsolete inventory and the related valuation adjustments resulting in an audit adjustment to reduce inventory and increase cost of sales. This material weakness arose from the Company’s failure to consider all current business conditions in determining the salability of its current inventory. Accordingly, management has determined that this deficiency constituted a material weakness.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 30, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WJ Communications, Inc.

We have audited the accompanying consolidated balance sheets of WJ Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WJ Communications, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 30, 2006

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,169	$24,392
Short-term investments	16,052	18,732
Receivables (net of allowances of $122 and $496, respectively)	7,135	6,841
Inventories	4,826	5,148
Other	2,632	3,183
Total current assets	44,814	58,296
PROPERTY, PLANT AND EQUIPMENT, net	7,919	9,679
Goodwill (Note 6)	6,806	1,368
Intangible assets, net (Note 6)	1,884	180
Other assets	221	210
	$61,644	$69,733
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,220	$2,633
Accrued liabilities	1,047	1,348
Accrued professional services	740	797
Accrued payroll and profit sharing	2,024	1,498
Income tax contingency liability	1,818	1,946
Deferred margin on distributor inventory (Note 3)	3,217	—
Restructuring accrual (Note 14)	3,386	3,350
Total current liabilities	16,452	11,572
OTHER LONG-TERM OBLIGATIONS (Notes 9 and 14)	14,075	16,864
COMMITMENTS AND CONTINGENCIES (Notes 9 and 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value—100,000,000 shares authorized, 67,455,845 and 62,936,760 shares issued and outstanding in 2005 and 2004, respectively	675	629
Treasury stock—1,922,063 shares in 2005 and 1,769,772 shares in 2004	(19)	(18)
Additional paid-in capital	205,320	194,262
Accumulated deficit	(174,187)	(153,199)
Other comprehensive loss	(9)	(12)
Deferred stock compensation	(663)	(365)
Total stockholders’ equity	31,117	41,297
	$61,644	$69,733

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Sales, net	$31,597	$32,336	$26,565
Cost of goods sold	16,906	15,278	15,495
Gross profit	14,691	17,058	11,070
Operating expenses:
Research and development	18,070	17,238	16,882
Selling and administrative	15,295	12,503	10,251
Acquired in-process research & development	3,400	8,500	—
Recapitalization merger	—	—	680
Restructuring reversals (Note 14)	—	(3,845)	(54)
Total operating expenses	36,765	34,396	27,759
Loss from operations	(22,074)	(17,338)	(16,689)
Interest income	1,048	682	755
Interest expense	(96)	(104)	(117)
Other income—net	14	5	1,094
Loss before income taxes	(21,108)	(16,755)	(14,957)
Income tax benefit	120	7,674	647
Net loss	$(20,988)	$(9,081)	$(14,310)
Basic and diluted net loss per share	$(0.33)	$(0.15)	$(0.25)
Basic and diluted average shares	64,162	60,397	56,835

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Net loss	$(20,988)	$(9,081)	$(14,310)
Other comprehensive gains (losses):
Unrealized holding gains (losses) on securities arising during period net of reclassification adjustments and taxes	3	(4)	10
Comprehensive loss	$(20,985)	$(9,085)	$(14,300)

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

					Additional
	Common Stock		Treasury Stock		Paid-in
	Shares	Dollars	Shares	Dollars	Capital
Balance, December 31, 2002	56,358,519	$564	—	$—	$179,172
Net loss	—	—	—	—	—
Common stock issued	153,973	2	—	—	102
Exercise of stock options	2,534,724	24	—	—	3,435
Deferred stock compensation	—	—	—	—	287
Repurchases of common stock	—	—	(1,340,719)	(13)	(2,778)
Amortization of deferred stock compensation	—	—	—	—	—
Elimination of deferred compensation related to stock options forfeited	—	—	—	—	(55)
Unrealized holding gains on securities—net of taxes of $5	—	—	—	—	—
Balance, December 31, 2003	59,047,216	590	(1,340,719)	(13)	180,163
Net loss.	—	—	—	—	—
Common stock issued.	2,955,437	30	—	—	12,942
Exercise of stock options	934,107	9	—	—	1,180
Deferred stock compensation.	—	—	—	—	298
Repurchases of common stock	—	—	(429,053)	(5)	(915)
Amortization of deferred stock compensation	—	—	—	—	—
Compensation charge due to option date extension	—	—	—	—	594
Unrealized holding gains on securities—net of taxes of $8	—	—	—	—	—
Balance, December 31, 2004	62,936,760	629	(1,769,772)	(18)	194,262
Net loss	—	—	—	—	—
Common stock issued	3,141,143	32	—	—	9,953
Exercise of stock options	1,377,942	14	—	—	1,441
Shares repurchased for tax withholding on employee stock transactions	—	—	(152,291)	(1)	(249)
Amortization of deferred stock compensation	—	—	—	—	—
Elimination of deferred compensation related to stock options forfeited	—	—	—	—	(87)
Unrealized holding gains on securities—net of taxes of $2	—	—	—	—	—
Balance, December 31, 2005	67,455,845	$675	(1,922,063)	$(19)	$205,320

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(In thousands, except share amounts)

	Accumulated Deficit	Other Comprehensive Loss	Deferred Stock Compensation	Total Stockholders’ Equity
Balance, December 31, 2002	$(129,808)	$(18)	$(292)	$49,618
Net loss	(14,310)	—	—	(14,310)
Common stock issued	—	—	—	104
Exercise of stock options	—	—	—	3,459
Deferred stock compensation	—	—	(287)	—
Repurchases of common stock	—	—	—	(2,791)
Amortization of deferred stock compensation	—	—	149	149
Elimination of deferred compensation related to stock options forfeited	—	—	55	—
Unrealized holding gains on securities—net of taxes of $5	—	10	—	10
Balance, December 31, 2003	(144,118)	(8)	(375)	36,239
Net loss	(9,081)	—	—	(9,081)
Common stock issued	—	—	—	12,972
Exercise of stock options	—	—	—	1,189
Deferred stock compensation	—	—	(298)	—
Repurchases of common stock	—	—	—	(920)
Amortization of deferred stock compensation	—	—	308	308
Compensation charge due to option date extension	—	—	—	594
Unrealized holding gains on securities—net of taxes of $8	—	(4)	—	(4)
Balance, December 31, 2004	(153,199)	(12)	(365)	41,297
Net loss	(20,988)	—	—	(20,988)
Common stock issued	—	—	(1,302)	8,683
Exercise of stock options	—	—	—	1,455
Shares repurchased for tax withholding on employee stock transactions	—	—	—	(250)
Amortization of deferred stock compensation	—	—	917	917
Elimination of deferred compensation related to stock options forfeited	—	—	87	—
Unrealized holding gains on securities—net of taxes of $2	—	3	—	3
Balance, December 31, 2005	$(174,187)	$(9)	$(663)	$31,117

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
OPERATING ACTIVITIES:
Net loss	$(20,988)	$(9,081)	$(14,310)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash restructuring charges (reversals)	54	(3,804)	(69)
Depreciation and amortization	3,117	2,825	4,374
Acquired in-process research and development	3,400	8,500	—
Amortization of premiums on short-term investments	161	485	106
Net (gain) loss on disposal of property, plant & equipment	25	(4)	91
Net gain on sale of product line	—	—	(1,084)
Deferred income taxes	—	—	6,036
Stock based compensation	920	902	253
Amortization of deferred financing costs	39	41	32
Provision (reduction) in allowance for doubtful accounts	20	58	(408)
Net changes in:
Receivables	26	(2,340)	(173)
Inventories	516	(689)	1,463
Other assets	354	(1,021)	(56)
Accruals and accounts payable	1,586	(311)	13
Income tax contingency liability	(128)	(8,544)	—
Deferred margin on distributor inventory	3,216	—	—
Restructuring liabilities	(2,697)	(2,404)	(2,173)
Net cash provided (used) by operating activities	(10,379)	(15,387)	(5,905)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,476)	(878)	(841)
Purchase of short-term investments	(34,854)	(59,327)	(92,636)
Proceeds from sale and maturities of short-term investments	37,591	89,170	64,569
Proceeds on product line sales and assets retirements	500	9	1,572
Acquisition of Telenexus and related costs	(3,218)	—	—
Acquisition of EiC and related costs	(37)	(10,747)	—
Net cash provided (used) by investing activities	(1,494)	18,227	(27,336)
FINANCING ACTIVITIES:
Payments on long-term borrowings	(47)	(104)	(51)
Net proceeds from issuances of common stock	1,947	11,676	3,459
Repurchase of common stock	(250)	(920)	(2,791)
Net cash provided by financing activities	1,650	10,652	617
Net increase (decrease) in cash and equivalents	(10,223)	13,492	(32,624)
Cash and cash equivalents at beginning of year	24,392	10,900	43,524
Cash and cash equivalents at end of year	$14,169	$24,392	$10,900
Other cash flow information:
Income taxes paid (refunded), net	$10	$867	$(6,678)
Interest paid	57	63	88
Noncash investing and financing activities:
Issuance of common stock for Telenexus acquisition	8,190	—	—
Issuance of common stock for EiC acquisition	—	2,484	—
Purchase of equipment under capital lease	—	—	96

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS OF THE COMPANY

WJ Communications, Inc. (formerly Watkins-Johnson Company, the “Company”) was founded in 1957 in Palo Alto, California. The Company was originally incorporated in California and reincorporated in Delaware in August 2000. For more than 45 years, the Company developed and manufactured radio frequency (“RF”) microwave devices for government electronics and space communications systems used for intelligence gathering and communication. In 1996, the Company began to develop commercial applications for its military technologies. The Company’s current operations design, develop and market innovative, high-performance products for both current and next generation wireless and broadband cable networks, and radio frequency identification (“RFID”) systems worldwide. The Company’s products are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which seek to address the RF requirements of these various systems.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION—The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all intercompany balances and transactions.

RECLASSIFICATIONS—Certain prior year amounts have been reclassified to conform with the 2005 presentation. Such reclassifications did not have any impact on net loss or stockholders’ equity.

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

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

INVENTORIES—Inventories are stated at the lower of cost, using average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. These write-downs amounted to $975,000 in the year ended December 31, 2005, $670,000 and $251,000 for the years ended December 31, 2004 and 2003, respectively. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. Inventories, at December 31, 2005 and 2004 consisted of the following (in thousands):

	December 31,
	2005	2004
Finished goods	$1,683	$1,944
Work in progress	1,697	2,338
Raw materials and parts	1,446	866
	$4,826	$5,148

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

At December 31, 2005 and 2004, property, plant and equipment consisted of the following (in thousands):

		December 31,
	Estimated Useful Life	2005	2004
Buildings and leasehold improvements	4-10 years	$5,063	$4,950
Machinery and equipment	5-7 yrs	24,696	26,239
		29,759	31,189
Accumulated depreciation and amortization		(21,840)	(21,510)
Property, plant and equipment—net		$7,919	$9,679

IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors the Company considers that could trigger an impairment review include the following:  significant underperformance relative to expected historical or projected, future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; significant negative industry or economic trends; or significant technological changes, which would render equipment and manufacturing processes obsolete. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In 2002, the Company recorded an asset impairment charge of $4.4 million for assets held for use and $3.9 million for assets held for sale as part of the Company’s restructuring initiative as detailed in Note 14.

REVENUE RECOGNITION—The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” SAB 104 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. Effective for our second quarter ended July 3, 2005, the Company changed the application of its revenue recognition policy regarding its distributors. The Company had previously recognized revenue upon shipment to its distributors less estimated reserves for distributor right of return, authorized price reductions for specific end-customer sales opportunities and price protection based on known events and historical trends. Effective for the second quarter ended July 3, 2005, the Company recognizes revenue from its distribution channels when its distributors have sold the product to the end customer. Historically, we have received stock rotation requests from our distributors that were within the amounts estimated and contractually allowed with only one exception of an insignificant amount.  However, the request for stock rotation during our second quarter ended July 3, 2005 was higher than the amount contractually allowed. The Company’s management, with the concurrence of the Company’s Audit Committee, believes the increasing percentage of new products introduced by us makes it likely that stock rotation reserves will continue to be difficult to estimate based on historical patterns and contractual provisions. Based on this change in facts and circumstances and our management’s future expectations, the Company believes that we can no longer reasonably estimate the amount of future returns from our distributors as of July 3, 2005. Accordingly, recognition of revenue and associated cost of sales on shipments to distributors is deferred until the resale to the end customer. For further discussion, see Note 3.

Authorized Price Reductions for Specific End-Customer Sales Opportunities (“Ship & Debit Allowance”):   Beginning in September 2003, the Company entered into a program where the distributor would receive a credit if it sold specific product at a reduced price to specific end-customers pre-authorized by the Company. The Company maintains a log of all such pre-authorized price reductions which it accrues as a reduction to revenue in the period that the pre-authorization occurs per issue 4 of EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer”. As of December 31, 2005, 2004 and 2003, the Company’s Ship & Debit Allowance was $34,000, $5,000 and $29,000, respectively.

Distributor Right of Return:   In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 48 “Revenue Recognition When Right of Return Exists”, the Company accrued a reserve based on its reasonable estimate of future returns based on historical trends and contractual limitations. Per contractual agreement, the distributor may return product three times per year under the following conditions:  the  total value of inventory returned shall not exceed an amount equal to 5% of the total value of the distributor’s stock on hand of the Company’s products as reported in the prior month’s inventory report, the inventory is returned no earlier than 6 months and no later than 24 months from the date of the original invoice date and the product’s packaging has not been opened or any alteration or modification has been performed on the part. At the end of any given period, the Company reserved revenue equal to 5% of the distributor’s current reported inventory and cost of revenue for the associated cost of the estimated returns. Due to the Company’s change in application of its revenue recognition policy

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

regarding its distributors, the Company no longer accrues a distributor stock rotation reserve. As of December 31, 2004, the Company’s distributor stock rotation reserve was $338,000.

Distributor Price Protection:   If the Company reduces the prices of its products as negotiated with the distributor, the distributor may receive a credit for the difference between the price paid by the distributor and the reduced price on applicable unsold products remaining in the distributor’s inventory on the effective date of the price reduction assuming that inventory is less than 24 months old as determined by the original invoice date. When the Company recognized revenue upon shipment to its distributors, the Company reserved for distributor price protection per issue 4 of EITF 01-9 based on specific identification of its initiated price reductions and the associated reported distributor inventory. There were no such price reductions in 2005, 2004 or 2003.

Development Contracts:   The Company may enter into contracts to perform research and development for others meeting the requirements of Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”. Revenue under these development agreements is recognized when applicable contractual non-refundable milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion accounting method based on the actual physical completion of work performed and the ratio of costs incurred to total estimated costs to complete the contract in accordance with Accounting Research Bulletin 45 “Long-Term Construction Type Contracts” using the relevant guidance in the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Given the duration and nature of these development contracts, the Company believes that recognizing revenue under the percentage completion method best represents the legal and economic results of contract performance on a timely basis. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. These development contracts with customers have enabled the Company to accelerate its own product development efforts. Such development revenues have only partially funded its product development activities, and the Company generally retains ownership of the products developed under these arrangements. As a result, the Company classifies all development costs related to these contracts as research and development expenses. The achievement of contractual milestones is evidenced by written documentation provided by the customer in accordance with the applicable terms and conditions of each contract. In any period, progress on the contract is based on input measures (direct labor dollars, direct material costs and direct outside processing costs) in the ratio of costs incurred to total estimated costs. Estimated costs to complete are provided by engineering personnel directly involved in the development program and are reviewed by management and finance personnel for reasonableness given the known facts and circumstances. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. If we bill the customer prior to performing services under the development agreement, the amounts are recorded as deferred revenue. The Company recorded revenue of $832,000 under development agreements in 2005. The Company has no deferred revenue at December 31, 2005. No comparable amounts were included in 2004 or 2003.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECEIVABLES ALLOWANCES—Receivables amounts on the balance sheet are shown net of the following allowances:

	December 31,
	2005	2004
Allowance for doubtful accounts	$15	$79
Sales return allowance	73	74
Distributor stock rotation reserve (Note 3)	—	338
Ship & debit allowance	34	5
	$122	$496

PRODUCT WARRANTY—The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the company’s products. Such warranty generally ranges from 12 to 24 months. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. For further discussion, see Note 15.

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

CONCENTRATION OF CREDIT RISK—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company invests in a variety of financial instruments such as money market funds, commercial paper and high quality corporate bonds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. At December 31, 2005, Richardson Electronics, ZTE Corporation and Celestica represented 32%, 15% and 13% of the total accounts receivable balance, respectively. At December 31, 2004, Richardson Electronics and Celestica represented 46% and 10% of the total accounts

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

receivable balance, respectively. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

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

As required under SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net loss and net loss per common share have been estimated at the date of grant as if the Company had accounted for such awards under the fair value method of SFAS 123 using the Black-Scholes option-pricing model. The Company has amortized to expense deferred stock compensation of $920,000, $308,000 and $149,000 in 2005, 2004 and 2003, respectively.

The weighted average fair value of stock-based awards granted in fiscal years 2005, 2004 and 2003 reported below have been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Employee Stock Option Plans
Fair value	$0.88	$2.19	$2.02
Dividend yield	0.0%	0.0%	0.0%
Volatility	82.1%	87.1%	93.0%
Risk free interest rate at the time of grant	4.1%	3.0%	2.6%
Expected term to exercise (in months from the grant date)	48.0	48.0	48.0
Employee Stock Purchase Plan
Fair value	$0.70	$1.32	(1)
Dividend yield	0.0%	0.0%	(1)
Volatility	75.4%	69.0%	(1)
Risk free interest rate at the time of grant	2.68%	1.17%	(1)
Expected term to exercise (in months from the grant date)	6.0	6.0	(1)

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

The following table illustrates the effect on net loss had compensation cost for all of the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans, and amortized to expense over the vesting period of the awards consistent with the methodology prescribed under SFAS 123, “Accounting for Stock-Based Compensation” (in thousands):

	Year Ending December 31,
	2005	2004	2003
Reported net loss	$(20,988)	$(9,081)	$(14,310)
Add: Total stock-based employee compensation expense included in reported net loss	920	308	149
Deduct: Total stock-based employee compensation expense under fair value based method for all awards	(1,116)	(5,474)	(2,555)
Pro forma loss	$(21,184)	$(14,247)	$(16,716)
Reported net loss per basic and diluted share	$(0.33)	$(0.15)	$(0.25)
Pro forma net loss per basic and diluted share	$(0.33)	$(0.24)	$(0.29)

RECENT ACCOUNTING PRONOUNCEMENTS—On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company adopted SFAS 123R in January 2006 and currently does not expect to restate prior periods to conform to the new accounting standard as the Modified Prospective Application Method will be used. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123 adjusted for estimated forfeitures. See Note 2 to the consolidated financial statements included elsewhere in this Form 10-K under the caption “STOCK-BASED COMPENSATION” for information related to the pro forma effect on reported net income and net earnings per share of applying the fair value provisions of the SFAS 123. The balance of unearned stock-based compensation to be expensed in the period 2006 through 2010 related to share-based awards unvested at December 31, 2005, as previously calculated under the

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

disclosure-only requirements of SFAS 123, is approximately $2.7 million. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that the Company grants additional future stock option and other share-base awards, its future stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values. The Company is currently in the process of determining our estimated forfeiture rate for purposes of adopting SFAS 123R and management estimates that the Company’s forfeiture rate will be between 10% and 25%, which will result in a reduction to the foregoing annual amoritization amounts.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 in January 2006 and currently does not anticipate that it will have a significant effect on our financial statements or disclosures.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for interim periods beginning after June 29, 2005. The Company adopted EITF 05-6 in July 2005

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

and currently does not anticipate that it will have a significant effect on our financial statements or disclosures.

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

The Company has historically received stock rotation requests from its distributors that were within the amounts estimated and contractually allowed with the only exception being the stock rotation in February, 2004 which was approximately $37,000 in excess of the amount contractually allowed. However, the request from its distributor for stock rotation within the Company’s second quarter ended July 3, 2005 was again higher than the amount contractually allowed by approximately $51,000. Management, with the concurrence of the Company’s Audit Committee, believes the increasing percentage of new products introduced by the Company makes it likely that stock rotation reserves will continue to be difficult to estimate based on historical patterns and contractual provisions. Based on this change in facts and circumstances and management’s future expectations, the Company believes that it can no longer reasonably estimate the amount of future returns from its distributors as of July 3, 2005. Accordingly, recognition of revenue and associated cost of sales on shipments to distributors is deferred until the resale to the end customer. This change in application resulted in a $4.1 million revenue deferral in the Company’s second quarter of 2005 which is reflected in the accompanying consolidated statements of operations for 2005. Although revenue is deferred until resale, title of products sold to distributors transfers upon shipment. Accordingly, shipments to distributors are reflected in the consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment. Deferred revenue and

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. REVENUE RECOGNITION (Continued)

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

4. INVESTMENTS

Available-for-Sale Investments

Investments, which are classified as available-for-sale, are summarized below for December 31, 2005 and 2004 (in thousands):

					Classified on Balance Sheet as:
	Purchase/	Gross	Gross		Cash
	Amortized	Unrealized	Unrealized	Aggregate	and Cash	Short-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
As of December 31, 2005
Corporate debt securities	$16,069	$—	$(9)	$16,060	$1,001	$15,059
Money market funds	10,773	—	—	10,773	10,773	—
U. S. government agency	999	—	(6)	993	—	993
Total	$27,841	$—	$(15)	$27,826	$11,774	$16,052
As of December 31, 2004
Corporate debt securities	$28,504	$—	$(19)	$28,485	10,759	$17,726
Money market funds	12,742	—	—	12,742	12,742	—
Other debt securities	1,007	—	(1)	1,006	—	1,006
Total	$42,253	$—	$(20)	$42,233	$23,501	$18,732

As of December 31, 2005 and 2004, $17.1 million and $29.5 million of fixed income securities had contractual maturities of six months or less, respectively. There were no fixed income securities that had a contractual maturity beyond six months.

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

The duration of the unrealized losses on available-for-sale investments at December 31, 2005 and December 31, 2004 did not exceed 12 months. Market values were determined for each individual security

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENTS (Continued)

in the investment portfolio. The decline in value of these investments is primarily related to changes in interest rates. The Company does not believe that any of the unrealized losses represented an other-than-temporary impairment based on it evaluation of available evidence as of December 31, 2005.

Risk Management

The Company generally places its investments with high-credit-quality counterparties and, by policy, all financial instruments and counterparties must maintain the following minimally acceptable credit ratings:  commercial deposits and corporate obligations A2/A, commercial paper A-1/P-1, municipal notes MIG 1/S and P-1, municipal bonds AAA and asset back securities AAA. The Company, by policy, also limits the amount of credit exposure with any one financial institution or commercial issuer. No significant concentration of credit risk existed at December 31, 2005.

5. ACQUISITION

EiC Acquisition

On June 18, 2004, the Company completed its acquisition of the wireless infrastructure business and associated assets from EiC. The aggregate purchase price was $13.3 million which included payments of cash of $10.0 million, the issuance of 737,000 shares of the Company’s common stock valued at $2.5 million, acquisition costs of $1.2 million (including $700,000 paid to a related party for investment banking services in connection with the acquisition) and $152,000 registration statement related expenses reduced by a $576,000 benefit from the termination settlement of the associated supply agreement with EiC recognized during our quarter ended December 31, 2004. In connection with the acquisition, $1.5 million in cash and 294,118 shares of common stock were held in escrow as security against certain financial contingencies. On March 30, 2005, the Company made a claim against the escrow account for unpaid invoices issued under the supply agreement. The Company received those funds on May 4, 2005. The uncontested amount was released to EiC on April 5, 2005 per the escrow agreement and the residual balance of the $1.5 million was released to EiC on May 4, 2005. The 294,118 shares in the escrow account less any shares for any properly noticed unpaid or contested amounts will be distributed within five days after March 31, 2006. On November 23, 2004 the Company filed a registration statement registering for resale by the seller of up to 442,882 shares of the Company’s common stock issued in the acquisition.

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

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ACQUISITION (Continued)

If the Company achieves certain revenue targets by March 31, 2006, it will be obligated to pay EiC the remaining contingent consideration of up to $7.0 million, ninety percent (90%) in its common stock and ten percent (10%) in cash. The number of shares of its common stock to be delivered is to be determined by dividing the value in dollars of the portion payable in its common stock by the average closing price of its common stock, as quoted on the NASDAQ National Market, during the ten consecutive trading days ending one trading day before the end of the period covered by the payment, provided, however, that in the event that the calculation of the average closing price results in a price per share for the first payment that would be less than $5.00 or for the second payment that would be less than $6.00, then the Company, at its option, in its sole discretion, may elect to make the payment part or all in cash and the balance, if any, in shares of its common stock. If EiC receives such consideration, the amounts will be recorded as an increase to goodwill. As of March 20, 2006 the Company has not yet determined if the revenue targets were met for the year ending March 31, 2006. The Company will not be able to make its determination until after it has completed its internal control procedures after its quarter end on April 2, 2006. The fair value of the Company’s common stock was determined based on the average closing price per share of the Company’s common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (June 21, 2004).

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

Property and equipment	$1,124
Inventory.	2,038
In-process research and development	8,500
Developed technology	200
Goodwill	1,405
Total purchase price .	$13,267

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

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ACQUISITION (Continued)

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

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ACQUISITION (Continued)

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

Net tangible assets	$579
In-process research and development	3,400
Amortizable intangible assets:
Developed technology	40
Customer relationships	900
Trademarks and trade names	700
Non-competition agreements	400
Goodwill	5,401
Total purchase price	$11,420

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

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ACQUISITION (Continued)

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

Products based on multi-protocol reader (“MPR”) technology are capable of reading tags of different classes (e.g., Class 0, Class 0+, Class 1, and Gen 2 tags) with a single reader. The hardware realization of the MPR products is based on a hardware stack consisting of an interface board, a control board, a radio frequency (“RF”) board and an antenna. A modular construction technique is employed such that differing combinations of boards can be used to produce different products. For example, the same antenna, RF board, and control board can be used with one interface board to provide an Ethernet connection to the host computer, or a different interface board to provide a serial interface to the host. Similarly, different RF boards can be used to provide one, two or four antenna ports for reading tags without changing the control board or interface board. This novel modular construction technique is a part of the MPR technology approach.

Smart reader technology is an extension of the MPR Technology. This technology provides an operating system (e.g., Linux, Windows® CE) in the embedded microprocessor on the interface board.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ACQUISITION (Continued)

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

6. GOODWILL AND INTANGIBLE ASSETS

In connection with the acquisition of the wireless infrastructure business and associated assets from EiC on June 18, 2004, the Company recorded $1.8 million of goodwill. Adjustments to the EiC goodwill subsequent to the EiC acquisition date, resulted primarily from a $576,000 benefit from the termination settlement of the associated supply agreement with EiC and partially offset by $152,000 of additional registration statement related expenses. In connection with the acquisition of Telenexus acquisition on January 28, 2005, the Company recorded $5.5 million of goodwill. Adjustments to the Telenexus goodwill through December 2005, subsequent to the Telenexus acquisition date, resulted primarily from collection of a previously unrecognized pre-acquisition accounts receivable and finalization of direct acquisition costs. This goodwill was based upon the values assigned to the transactions at the time they were announced in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The changes in the carrying value of goodwill as of December 31, 2005 are as follows (in thousands):

	EiC	Telenexus	Total
Balance as of December 31, 2004	$1,368	$—	$1,368
Purchased goodwill	—	5,464	5,464
Adjustments to goodwill	37	(63)	(26)
Balance as of December 31, 2005	$1,405	$5,401	$6,806

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND INTANGIBLE ASSETS (Continued)

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

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND INTANGIBLE ASSETS (Continued)

Intangible assets are recorded at cost, less accumulated amortization. The following tables present details of the Company’s purchased intangible assets (in thousands):

As of December 31, 2005:

	Useful		Accumulated
Description	Life	Gross	Amortization	Net
EiC acquisition
Purchased developed technology	5 years	$200	$60	$140
Telenexus acquisition
Purchased developed technology	1.2 years	40	32	8
Customer relationships.	7 years	900	118	782
Trademarks and trade names	12 years	700	54	646
Non-competition agreements	4 years	400	92	308
Total identified intangible assets		$2,240	$356	$1,884

As of December 31, 2004:

	Useful		Accumulated
Description	Life	Gross	Amortization	Net
EiC acquisition
Purchased developed technology	5 years	$200	$20	$180

For the year ended December 31, 2005, amortization of purchased intangible assets included in cost of goods sold was approximately $72,000. For the year ended December 31, 2005, amortization of purchased intangible assets included in operating expense was approximately $264,000. For the year ended December 31, 2004, amortization of purchased intangible assets included in cost of goods sold was approximately $20,000. There was no amortization of purchased intangible assets in 2003. Amortization is computed using the straight-line method over the estimated useful life of the intangible asset. The intangible assets related to purchased developed technology is amortized to cost of goods sold. The intangible assets related to customer relationships, trademarks and trade names and non-competition agreements with sales/engineering personnel are amortized to operating expense. The Company expects that annual amortization of acquired intangible assets to be as follows (in thousands):

	EiC	Telenexus	Total
Fiscal year:
2006	$40	$295	$335
2007	40	287	327
2008	40	287	327
2009	20	195	215
2010	—	187	187
2011 and beyond	—	493	493
Total amortization	$140	$1,744	$1,884

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. UNAUDITED PRO FORMA RESULTS OF OPERATIONS

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

	December 31,
	2005	2004
Net sales	$31,675	$34,687
Loss from operations	$(18,759)	$(17,877)
Net loss	$(17,690)	$(9,612)
Basic and diluted net loss per share	$(0.27)	$(0.15)
Basic and diluted average shares	64,335	62,731

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

8. BORROWING ARRANGEMENTS

On December 27, 2005, the Company entered into the fourth amendment (the “Amendment”) to its Amended and Restated Loan and Security Agreement between Comerica Bank and the Company dated September 23, 2003 and as amended June 13, 2005, July 12, 2005 and September 28, 2005. The effective date of the Amendment is December 22, 2005. Under the new terms, the revolving credit facility (“Revolving Facility”) provides for a maximum credit extension of $10.0 million, with a $5.0 million sub-limit to support letters of credit, a $250,000 sub-limit for foreign exchange transactions and a $200,000 sub-limit for corporate credit cards. The Revolving Facility matures on December 21, 2006. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at the Company’s option, at LIBOR plus 2.0% or Prime. The Revolving Facility requires the Company to maintain certain financial ratios and contains limitations on, among other things, the Company’s ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission. The Revolving Facility is secured by substantially all of the Company’s assets. The Company was in compliance with the covenants as of December 31, 2005. As of December 31, 2005 and December 31, 2004, there were no outstanding borrowings under the Revolving Facility. The Company has letters of credit of $3.2 million available as of December 31, 2005 against which no amounts have been drawn.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. OTHER LONG-TERM OBLIGATIONS

Long-term obligations, excluding amounts due within one year, consist of the following (in thousands):

	December 31,
	2005	2004
Environmental remediation (Note 12)	$60	$69
Restructuring accrual (Note 14)	13,390	16,069
Deferred rent and deposits	596	726
Long-term advances and deposits	29	—
Total	$14,075	$16,864

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

10. STOCKHOLDERS’ EQUITY (Continued)

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

The Company’s stock option plans (“Plans”) provide that options granted under the Plans will have a term of no more than 10 years. Options granted under the Plans have vesting periods ranging from two to four years. The provisions of the Plans provide that under certain circumstances, such as a change in control, the achievement of certain performance objectives, or certain liquidity events, the outstanding option may be subject to accelerated vesting. As of December 31, 2005 the number of shares available for future grants under the above plans was 5,734,342. Stock options may include incentive stock options, nonqualified stock options or both, in each case, with or without stock appreciation rights.

Activity under the stock option plans during 2005, 2004 and 2003 are set forth below:

		Weighted Average
	Shares	Exercise Price
2003
Granted (weighted average fair value of $2.02 per option)	1,470,000	$2.93
Exercised	(2,534,724)	$1.37
Cancelled	(1,771,901)	$1.50
At December 31:
Outstanding	12,428,034	$1.88
Exercisable	5,076,882	$1.66

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS’ EQUITY (Continued)

		Weighted Average
	Shares	Exercise Price
2004
Granted (weighted average fair value of $2.19 per option)	3,046,500	$3.27
Exercised	(934,107)	$1.27
Cancelled	(813,031)	$0.98
At December 31:
Outstanding	13,727,396	$2.26
Exercisable	6,389,431	$2.03

		Weighted Average
	Shares	Exercise Price
2005
Granted (weighted average fair value of $0.87 per option)	1,728,000	$1.43
Exercised	(1,377,960)	$1.06
Cancelled	(4,710,677)	$3.08
At December 31:
Outstanding	9,366,759	$1.87
Exercisable	5,225,843	$2.02

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average Years	Weighted		Average
	Number	of Remaining	Average	Number	Exercise
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Price
$0.01 to $0.01	40,945	2.5	$0.01	30,135	$0.01
$0.80 to $1.14	872,024	8.7	$0.92	111,524	$0.81
$1.37 to $1.91	5,565,840	4.7	$1.39	3,198,654	$1.37
$2.09 to $2.96	2,182,400	3.3	$2.68	1,641,950	$2.83
$3.19 to $4.25	611,500	8.3	$3.43	167,875	$3.49
$5.48 to $6.67	17,000	7.0	$5.89	6,575	$6.07
$9.75 to $12.94	63,500	1.3	$10.00	61,000	$9.88
$15.00 to $15.00	750	4.6	$15.00	450	$15.00
$26.75 to $26.75	12,800	4.8	$26.75	7,680	$26.75
$0.01 to $26.75	9,366,759	5.0	$1.87	5,225,843	$2.02

EMPLOYEE STOCK PURCHASE PLAN (“ESPP”)—In May 2001, the Company’s stockholders approved the adoption of the Company’s 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Up to 1,500,000 shares of Common Stock may be issued under the Purchase Plan. Under the plan, all eligible employees may purchase shares of the Company’s common stock at six-month intervals at 85% of fair market value (calculated in the manner provided under the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation. In fiscal 2005, 142,453 shares and 267,417 shares were issued under this plan at an average price of $1.99 and $1.11 for the plans

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS’ EQUITY (Continued)

ended April 2005 and October 2005, respectively. In fiscal 2004, 54,912 shares and 103,689 shares were issued under this plan at an average price of $3.25 and $1.97 for the plans ended April 2004 and October 2004, respectively. The plan was suspended in the fourth quarter of 2002 due to the Fox Paine Acquisition Proposal (see Note 18) and was not reinstated until the fourth quarter of 2003, therefore there were no shares issued under the Employee Stock Purchase Plan in 2003. At December 31, 2005, 546,574 shares were available for future issuance under the plan.

11. INCOME TAXES

The benefit from federal and state income taxes is as follows. Foreign income (loss) before income taxes was insignificant for all years.

	2005	2004	2003
	(in thousands)
Current:
Federal	$(123)	$(7,674)	$(167)
State	3	—	(480)
Total current	(120)	(7,674)	(647)
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total	$(120)	$(7,674)	$(647)

In 2005, The Company recorded a net tax benefit of $120,000 as the statute had expired on certain estimated federal tax exposures during the current year. The tax benefit for 2004 of $7.7 million resulted from a revision of the Company’s estimated income tax contingency liability due to the receipt of the final assessment from the Internal Revenue Service related to the audit of the Company’s 1996 through 2000 tax returns. In 2003, the Company recorded a tax benefit of $647,000 related to an income tax refund of $480,000 from the State of Maryland as the result of amending the Company’s 1999 state tax return and an adjustment to the tax contingency liability of $167,000 for additional federal income tax refund determined after finalizing the 2002 carryback claim filed in the first quarter of 2003 and miscellaneous tax payments.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

The differences between the effective income tax rate as applied to loss from operations and the statutory federal income tax rate are as follows:

	2005	2004	2003
Statutory federal tax rate	(35.0)%	(35.0)%	(35.0)%
Foreign sales benefit	—	—	(2.3)
Research and development credit	(3.0)	(3.1)	(3.2)
State taxes, net of federal tax benefit	(5.7)	(5.7)	(5.7)
In-process research and development	6.6	—	—
Expired foreign tax credit	2.1	—	—
Other	1.6	0.3	(2.0)
Tax reserve no longer required	(0.6)	(45.8)	—
Change in valuation allowance	33.4	43.5	43.7
Effective tax rate	(0.6)%	(45.8)%	(4.5)%

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

	2005	2004
Net operating loss	$19,304	$14,498
Restructuring accrual	6,835	7,913
Depreciation and amortization	12,998	11,257
Accounts receivable valuation	38	32
Inventory valuation	2,394	996
Tax credits	8,158	8,631
Employee benefit related accruals	477	492
Other	398	290
Total deferred tax assets	50,602	44,109
Valuation allowance	(50,602)	(44,109)
Total deferred tax assets	$—	$—
Income tax contingency liability	$1,818	$1,946

As of December 31, 2005, the Company had $1,709,000 in federal minimum tax credit carryforwards which are available indefinitely. The Company also had R&D tax credit carryforwards of $4,873,000 which begin to expire in 2012. Additionally, the Company had state tax credit carryforwards of $2,424,000 of which $583,000 begin to expire in 2009 and $1,841,000 are available indefinitely.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

At December 31, 2005 the Company had $47,594,000 of federal net operating loss carryforwards which will expire beginning in 2023. The Company also had state net operating loss carryforwards of $46,042,000 which begin to expire in 2013.

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

12. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases its corporate headquarters and manufacturing facilities under various non-cancelable operating leases expiring through January, 2011. See Note 14 for a discussion of restructuring charges recorded related to these leases.

Minimum lease commitments as of December 31, 2005 under noncancellable leases are as follows (in thousands):

Operating Leases
Lease payments:
2006	$4,589
2007	4,261
2008	4,417
2009	4,442
2010	3,117
Remaining years	142
Total	$20,968

Rent expense in 2005, 2004 and 2003 was $3.1 million, $3.2 million and $3.1 million, respectively.

The Company subleases to third parties approximately 31,800 square feet of its abandoned leased space under noncancellable operating leases expiring through January, 2008. This sublease income is incorporated in the restructuring charges related to our lease loss accruals.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

Minimum sublease income commitments as of December 31, 2005 under noncancellable leases are as follows (in thousands):

Operating Leases
Sublease rental income:
2006	$365
2007	218
2008	15
2009	—
2010	—
Remaining years	—
Total	$598

Sublease rental income earned in 2005, 2004 and 2003 was $424,000 $759,000 and $965,000, respectively.

Environmental Remediation

Our current operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination.  The Company has an accrued liability of $66,000 as of December 31, 2005 to offset estimated program oversight, remediation actions and  record retention costs. In 2005 the accrued liability was reduced by $100,000 when it was determined that the probability of an assessment for a prior violation was remote. Expenditures charged against the provision totaled $9,000, $14,000 and $11,000 in 2005, 2004 and 2003, respectively.

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

Indemnification

As part of the Company’s normal ongoing business operations and consistent with industry practice, the Company enters into numerous agreements with other parties, which apportion future risks among the parties to the transaction or relationship governed by the agreements. One method of apportioning risk is

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

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

13. EMPLOYEE BENEFIT PLANS

The Company has an Employees’ Investment 401(k) Plan that covers substantially all employees and provides that the Company match employees’ salary deferrals up to 3% of eligible employee

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EMPLOYEE BENEFIT PLANS (Continued)

compensation. The amounts charged to operations were $414,000, $391,000 and $359,000 in 2005, 2004 and 2003, respectively.

14. RESTRUCTURING CHARGES

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

During the second quarter of 2004, the Company delayed the closure of its internal wafer fabrication facility (“fab”) for a minimum of three additional months to assess the integration of the EiC acquisition (see Note 5) into its existing operations which resulted in a $430,000 reduction in its lease loss accrual. During the third quarter of 2004, the Company decided not to close its fab as the Company believed that integrating the newly acquired fab from EiC with its pre-existing fab will offer the Company certain benefits over outsourcing the pre-existing fab. As such, the Company reversed the remainder of this lease loss accrual of $3.6 million in the second quarter of 2004. The Company continues to evaluate the use of outside wafer fabrication facilities and potential benefits from outsourcing where practicable under the circumstances.

Workforce reduction—As a result of the originally planned fab closure, approximately 10% of the Company’s workforce (20 employees) would have been eliminated, which would have resulted in severance payments of $279,000 during 2004. The Company ultimately paid out $194,000 of the accrued severance to

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. RESTRUCTURING CHARGES (Continued)

terminated employees. The remaining accrual of $85,000 was reversed upon the Company’s decision not to close the fab.

Impairment of Long Lived Assets—Assets to be held and used—The original 2002 decision to utilize the Company’s internal wafer fabrication equipment and related leasehold improvements for only one more year triggered an impairment under SFAS No. 144. Management measured the recoverability of these assets through a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets over their remaining year of life. As such, the carrying value of these assets were written down to the estimated future cash flows that are directly associated with and that were expected to arise as a direct result of the use and eventual disposition of these assets. Management estimated the future cash flows using a traditional present value approach based on management’s assumptions regarding the intended use of these assets consistent with the Company’s budget and projections as well as the planned eventual disposition of the asset group through sale. Management estimated the disposition value of these assets after consideration of several factors including the condition and management’s intended use of the equipment, offers made for similar equipment the Company intended to sell and the results of an independent third party appraisal. Management employed a risk-free interest rate commensurate with the Company’s size, capital structure and stock volatility in relation to the overall market. This action resulted in a $4.2 million asset impairment charge in 2002.

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

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. RESTRUCTURING CHARGES (Continued)

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

As of December 31, 2005, the maximum potential amount of the lease loss for this property is $7.1 million.

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

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. RESTRUCTURING CHARGES (Continued)

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

As of December 31, 2005, the maximum potential amount of the lease loss for this property is $10.8 million which is partially offset by $604,000 of minimum sublease income commitments under noncancellable sublease rental agreements and $540,000 of estimated net sublease income.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. RESTRUCTURING CHARGES (Continued)

The following table summarizes restructuring accrual activity recorded during the years 2001 though December 31, 2005 (in thousands):

	Q3 2001
	Restructuring
	Plan	Q3 2002 Restructuring Plan			Q4 2002 Restructuring Plan
	Lease	Workforce	Lease	Asset	Workforce	Lease	Asset
	Loss	Reduction	Loss	Impairment	Reduction	Loss	Impairment	Total
Q3 2001 charge to expense	$ 9,797	$ —	$ —	$ —	$ —	$ —	$ —	$ 9,797
Non-cash charges(1)	(2,503)	—	—	—	—	—	—	(2,503)
Cash payments	(463)	—	—	—	—	—	—	(463)
Balance at December 31, 2001	6,831	—	—	—	—	—	—	6,831
Q3 2002 charge to expense	—	507	13,841	4,087	—	—	—	18,435
Q4 2002 charge to expense	—	—	—	—	279	4,285	4,277	8,841
2002 additional charge	6,283	—	674	—	—	—	—	6,957
Non-cash charges(2)	(22)	—	(2,930)	(4,087)	—	—	(4,277)	(11,316)
Cash payments	(1,002)	(437)	(290)	—	—	—	—	(1,729)
Balance at December 31, 2002	12,090	70	11,295	—	279	4,285	—	28,019
2003 additional charge (credit)	203	(21)	(23)	151	—	(364)	—	(54)
Non-cash charges	—	—	(15)	(151)	—	—	—	(166)
Cash payments	(782)	(49)	(1,316)	—	(26)	—	—	(2,173)
Balance at December 31, 2003	11,511	—	9,941	—	253	3,921	—	25,626
2004 additional charge (credit)	538	—	(377)	—	(85)	(3,921)	—	(3,845)
Non-cash charges	12	—	30	—	—	—	—	42
Cash payments	(1,003)	—	(1,233)	—	(168)	—	—	(2,404)
Balance at December 31, 2004	11,058	—	8,361	—	—	—	—	19,419
2005 additional charge (credit)	—	—	—	—	—	—	—	—
Non-cash charges	46	—	8	—	—	—	—	54
Cash payments	(1,420)	—	(1,277)	—	—	—	—	(2,697)
Balance at December 31, 2005	$ 9,684	$ —	$ 7,092	$ —	$ —	$ —	$ —	$ 16,776

(1)          Non-cash charges related to the Q3 2001 Restructuring Plan lease loss represents $2.5 million of tenant improvements deemed no longer realizable.

(2)          Non-cash charges related to the Q3 2002 Restructuring Plan lease loss represents $3.2 million of tenant improvements deemed no longer realizable net of a $310,000 write-off of accrued deferred rent.

Of the accrued restructuring charge at December 31, 2005, the Company expects $3.4 million of the lease loss to be paid out over the next twelve months. As such, this amount is recorded as a current liability and the remaining $13.4 million to be paid out over the remaining life of the lease of approximately four years is recorded as a long-term liability.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. WARRANTIES

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the company’s products. Such warranty generally ranges from 12 to 24 months. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The Company estimates the cost of warranty based on the warranty period for the product, the historical field return rates for a given product or family of products and the average cost required to repair or replace the product. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods. Components of the reserve for warranty costs during 2005 and 2004 consisted of the following (in thousands):

	December 31,
	2005	2004	2003
Beginning balance	$54	$36	$54
Additions related to current period sales	22	74	36
Warranty costs incurred in the current period	(24)	(58)	(48)
Adjustments to accruals related to prior period sales.	(12)	2	(6)
Ending balance	$40	$54	$36

16. BUSINESS SEGMENT REPORTING

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

The CODM does, however, monitor sales by products at a more detailed level than those depicted in the Company’s historical general purpose financial statements as follows (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Semiconductor and RFID	$31,201	$29,808	$20,246
Wireless Integrated Assemblies and Fiber Optics	396	2,528	6,319
Total	$31,597	$32,336	$26,565

On May 14, 2003, the Company completed the sale of its Thin-Film product line to M/A-COM, a unit of Tyco Electronics previously announced in December, 2002. The sale included equipment, inventory, intellectual property, training and services. The Company received total proceeds of $1.8 million and recorded a net gain of $1.1 million as other income in the accompanying financial statements for 2003. The

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. BUSINESS SEGMENT REPORTING (Continued)

Company had initially received an advance payment on this agreement of $272,000 in 2002 which was included as accrued liabilities in the Company’s consolidated balance sheets. That advance payment is now recognized as part of the $1.8 million of proceeds during 2003. The Thin-Film product line contributed $855,000 to our semiconductor sales in 2003.

The Company believes it is more meaningful in terms of concentration of risk to combine the sales to manufacturing subcontractors with the end customer who ultimately controls product demand. Sales to individual customers representing greater than 10% of Company consolidated sales during at least one of the past three years are as follows (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Lucent Technologies, Inc.(1)	$392	$2,233	$6,047
Celestica	4,060	3,768	1,347
Richardson Electronics Ltd.(2)	14,194	16,681	12,440

(1)          Includes sales to Lucent Technologies, Inc. and sales to its manufacturing subcontractors.

(2)          Richardson Electronics Ltd. is the sole worldwide distributor of the Company’s complete line of RF semiconductor products.

Sales to unaffiliated customers by geographic area are as follows (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
United States	$17,800	$20,904	$17,987
Export Sales from United States:
Europe	1,632	2,435	2,658
China	4,900	3,800	1,848
Other	7,265	5,197	4,072
Total	$31,597	$32,336	$26,565

Long-lived assets located outside of the United States are insignificant.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. LOSS PER SHARE CALCULATION

Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods. The net loss per share calculation is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net loss (numerator)	$(20,988)	$(9,081)	$(14,310)
Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	64,162	60,397	56,835
Basic and diluted net loss per share from operations	$(0.33)	$(0.15)	$(0.25)

For the years ended December 31, 2005, 2004 and 2003, the incremental shares from the assumed exercise of 9,366,759, 13,727,396, and 12,428,034 stock options, respectively, and 65,936 and 158,601 shares for the years ended December 31, 2005 and 2004, respectively, related to contributions under the Employee Stock Purchase Plan for pending purchases were not included in computing the dilutive per share amounts because operations resulted in a loss and the effect of such assumed exercise would be anti-dilutive. The Employee Stock Purchase Plan was suspended due to the pending resolution of the Fox Paine Acquisition Proposal (see Note 18) and was not reinstated until the fourth quarter of 2003 and therefore there were no shares related to contributions under the Employee Stock Purchase Plan as of December 31, 2003.

18. RELATED PARTY TRANSACTIONS

On January 31, 2000, the Company entered into a management agreement with Fox Paine & Company, LLC (“Fox Paine”). Fox Paine was the majority stockholder in the Company at that time. Under that agreement, the Company would pay Fox Paine a management fee in the amount of 1% of the prior year’s income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (losses) of minority investments, calculated without regard to the fee. Due to the Company’s loss incurred in 2004, 2003 and 2002, no management fee was paid to Fox Paine for the year ended December 31, 2005, 2004 and 2003, respectively. In exchange for its management fee, Fox Paine assists the Company with its strategic planning, budgets and financial projections and helps the Company identify possible strategic acquisitions and to recruit qualified management personnel. Fox Paine also helps develop and enhance customer and supplier relationships on behalf of the Company and consults with management on various matters including tax planning and public relations strategies, economic and industry trends and executive compensation. In connection with this agreement, the Company has agreed to indemnify Fox Paine against various liabilities that may arise as a result of the management services it will perform. The Company has also agreed to reimburse Fox Paine for its expenses incurred in providing these services. The Company paid Fox Paine $29,000, $108,000 and $6,000 for the reimbursement of expenses incurred by Fox Paine in 2005, 2004 and 2003, respectively. The Company also paid Fox Paine $700,000 in July of 2004 for investment banking services rendered in connection with the EiC Acquisition that was completed on June 18, 2004 (see Note 5).

In September 2002 the Company announced the receipt of a proposal from Fox Paine to acquire all of the shares of the Company’s common stock held by unaffiliated stockholders (the “Acquisition Proposal”). Fox Paine and its affiliates own approximately 64% of the Company’s outstanding shares or 37.0 million shares of a total of 57.7 million shares outstanding as of December 31, 2003. The Company’s Board of Directors formed a special committee composed of two independent directors not affiliated with Fox Paine (the “Special Committee”) to review the Acquisition Proposal. On March 27, 2003, Fox Paine withdrew its Acquisition Proposal. In 2003, the Company incurred $680,000 of costs and expenses related to the Acquisition Proposal.

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

	Three Months Ended
	April 3,	July 3,	Oct. 2,	Dec. 31,
	2005	2005	2005	2005
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$7,774	$4,023 (1)	$8,094	$11,706
Cost of goods sold	4,348	2,870	3,774	5,914
Gross profit	3,426	1,153	4,320	5,792
Operating expenses:
Acquired in-process research and development(2)	3,400	—	—	—
Research and development	4,743	4,397	4,451	4,480
Selling and administrative	3,189	4,824 (3)	3,632	3,650
Total operating expenses	11,332	9,221	8,083	8,130
Loss from operations	(7,906)	(8,068)	(3,763)	(2,338)
Interest income	240	261	272	275
Interest expense.	(23)	(24)	(29)	(20)
Other income—net	5	3	3	3
Loss from operations before income taxes	(7,684)	(7,828)	(3,517)	(2,080)
Income tax benefit/(provision)	—	—	123	(3)
Net loss	$(7,684)	$(7,828)	$(3,394)	$(2,083)
Basic and diluted net loss per share	$(0.12)	$(0.12)	$(0.05)	$(0.03)
Basic and diluted shares used to calculate net loss per share	63,027	64,055	64,516	65,084

1)               Effective for the Company’s second quarter ended July 3, 2005, the Company changed the application of our revenue recognition policy regarding its distributors (see Note 3 to the consolidated financial statements). This change in application resulted in a $4.1 million revenue deferral in the Company’s second quarter of 2005.

2)               During the first quarter of 2005, $3.4 million of the purchase price for the acquisition of Telenexus, Inc. was allocated to acquired in-process research and development expense  (see Note 5 to the consolidated financial statements).

3)               The second quarter of 2005 includes a $1.2 million charge for separation expenses related to the Company’s former CEO.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

QUARTERLY FINANCIAL DATA—UNAUDITED (Continued)

	Three Months Ended
	March 28,	June 27,	Sept. 26,	Dec. 31,
	2004	2004	2004	2004
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$7,071	$8,414	$8,929	$7,921
Cost of goods sold	3,195	3,308	4,536	4,240
Gross profit	3,876	5,106	4,393	3,681
Operating expenses:
Acquired in-process research and development(1)	—	8,500	—	—
Research and development	4,103	4,131	4,354	4,650
Selling and administrative	2,846	2,958	3,523	3,176
Restructuring reversals(2)	—	(430)	(3,416)	—
Total operating expenses	6,949	15,159	4,461	7,826
Loss from operations	(3,073)	(10,053)	(68)	(4,145)
Interest income	166	155	167	195
Interest expense	(25)	(28)	(20)	(32)
Other income—net	—	—	—	5
Income (loss) from operations before income taxes	(2,932)	(9,926)	79	(3,977)
Income tax benefit	6,542	—	1,133	—
Net income (loss)	$3,610	$(9,926)	$1,212	$(3,977)
Basic net income (loss) per share	$0.06	$(0.16)	$0.02	$(0.07)
Basic average shares	59,396	60,254	60,908	60,968
Diluted net income (loss) per share	$0.05	$(0.16)	$0.02	$(0.07)
Diluted average shares	67,476	60,254	65,913	60,968

1)               During the second quarter of 2004, $8.5 million of the purchase price for the acquisition of the wireless infrastructure business and associated assets from EiC was allocated to acquired in-process research and development expense (see Note 5 to the consolidated financial statements).

2)               During the second quarter of 2004, the Company delayed the closure of its internal wafer fabrication facility (“fab”) for a minimum of three months to assess the integration of the EiC acquisition into its existing operations which resulted in an approximate $430,000 reduction in its lease loss accrual. During the third quarter of 2004, the Company decided to not close its fab as the Company believes that integrating the newly acquired fab from EiC with its pre-existing fab will offer the Company certain benefits over outsourcing the pre-existing fab. As such, the Company reversed the remainder of this lease loss accrual of $3.6 million. Also during the third quarter of 2004, the Company revised its lease loss assumptions for its other facilities based on reductions in sublease occupancy rates and current facility costs. As such the Company accrued $161,000 of additional lease loss.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9a. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of  Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act  Rule 13a-15. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles due solely to the following material weakness (the results of management’s assessment were reviewed with the Audit Committee):

A material weakness in the operating effectiveness of the controls over the determination of excess and obsolete inventory and the related valuation adjustments resulting in an audit adjustment to reduce inventory and increase cost of goods sold. The error occurred in our fourth quarter of 2005 and was corrected in the same period. The correction is reflected in our consolidated financial statements included in this Form 10-K. This material weakness arose from our failure to consider all current business conditions in determining the salability of our current inventory.

Although we have already taken some actions to remediate the material weakness described above, we believe that further action is required to complete our remediation, including the need to develop and implement enhanced processes. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting other than those described above.

Not withstanding this material weakness, we believe that the consolidated financial statements included in this report fairly present our consolidated financial position as of, and the consolidated results of operations for the year ended, December 31, 2005.

Changes in Internal Control Over Financial Reporting.

Other than the material weakness described above, there has been no change in our internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

The “Report of Management” regarding management’s assessment of our internal control over financial reporting as of December 31, 2005 is set forth in Part II Item 8  of this Annual Report on Form 10-K which is incorporated herein by reference. Based on an assessment of such criteria, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005 due solely to the material weakness noted above. Our management’s assessment of the effectiveness of our internal control over financial reporting as of  December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report set forth in Part II Item 8 of this Annual Report on Form 10-K which is incorporated herein by reference.

Inherent Limitations on Effectiveness of Controls

The company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9b. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about our directors and executive officers (ages are as of March 21, 2006):

Name	Age	Position
W. Dexter Paine, III	45	Chairman of the Board
Bruce W. Diamond	46	President, Chief Executive Officer and Director
Herald Y. Chen	36	Director
Michael E. Holmstrom	63	Director
Catherine P. Lego	49	Director
Jack G. Levin	58	Director
Liane J. Pelletier	48	Director
Robert Whelton.	66	Director
Dag F. Wittusen	61	Director
Rainer N. Growitz	50	Interim Chief Financial Officer, Vice President—Finance and Secretary
Mark S. Knoch	42	Vice President—Operations
Haresh P. Patel	44	Senior Vice President—Sales and Marketing
David R. Pulvino	46	Chief Accounting Officer—Principal Accounting Officer
Morteza Saidi	53	Vice President—Engineering

Directors of the Company

W. Dexter Paine, III, the Chairman of the Board of Directors and a director since January 2000, is the co-founder of Fox Paine & Company, LLC and has been its President since its inception in 1997. Mr. Paine also serves as a director of Alaska Communications Systems Group Inc. (NasdaqNM: ALSK), the leading diversified facilities-based telecommunications provider in Alaska and since September 2003 he has served as a director of United America Indemnity, Ltd. (NasdaqNM:INDM). From 1994 until founding Fox Paine, Mr. Paine served as a senior partner of Kohlberg & Company. Prior to joining Kohlberg & Company, Mr. Paine served as a general partner at Robertson Stephens & Company. Mr. Paine has a B.A. in economics from Williams College.

Bruce W. Diamond was appointed to President, Chief Executive Officer of WJ Communications in June 2005 and has served as a director since July 2003. Mr. Diamond has the strategic and overall operating responsibility for continuing to position WJ Communications into a leading supplier of RF solutions for the wireless infrastructure and RFID reader markets. From November 2002 to June 2005, Mr. Diamond served as Chief Operating Officer and Executive Vice President for ZiLOG, Inc., a provider of integrated 8-bit microcontrollers (MCU) and universal remote control solutions. From January 2001 through October 2002 he served as President and Chief Operating Officer for Sipex, Inc., an analog semiconductor company, where he was responsible for day-to-day operations including development of the optical storage, power and interface products. From October 1997 to December 2000, Mr. Diamond served as Senior Vice President of Operations for ANADIGICS, Inc., an RF-based semiconductor integrated circuit company, where he was responsible for building an industry leading GaAs (Gallium Arsenide) wafer fabrication facility. He also held various senior positions within National Semiconductor Corporation. Mr. Diamond received his B.S. degree in electrical engineering from the University of Illinois at Champaign-Urbana.

Herald Y. Chen, a director since January 2006, Mr. Chen  has served as a Managing Director of Fox Paine & Company, LLC since December 2002. Prior to joining Fox Paine, Mr. Chen was co-founder and CFO of Jamcracker, Inc., an on-demand, infrastructure software and services company where he served from July 1999 to December 2002. Prior to joining Jamcracker, Inc., he was an investment professional at Kohlberg Kravis Roberts & Company, and Goldman, Sachs & Co. Mr. Chen received his B.S. in both Mechanical Engineering and in Finance, from the University of Pennsylvania and his M.B.A. from Stanford’s Graduate School of Business.

Michael E. Holmstrom, a director since July 2004, has over 35 years financial experience in the telecommunications industry and has been providing financial consulting services since March 2002. Previously, Mr. Holmstrom was at Elektryon Inc. where he served as President until March 2002. On February 1, 2002, Elektryon filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in connection with the sales of its assets to a third party. Prior to joining Elektryon as Chief Financial Officer in 2000, Mr. Holmstrom served as Senior Vice President and Chief Financial Officer at Alaska Communications Systems Group beginning in 1999. From 1998 to 1999 Mr. Holmstrom was Chief Financial Officer for Atlantic Tele-Network in the U.S. Virgin Islands. From 1996 to 1998 he was the Chief Operating Officer for Spectrum Network Systems, Ltd. in Sydney, Australia. Prior to 1996, Mr. Holmstrom held numerous senior management and consulting positions including Vice President of Unregulated Operations, Chief Financial Officer and then President of CP National Corporation, Executive-in-Residence professor of business strategy at Texas A&M University, Vice President of Financial and Business Planning at Pacific Telecom, and Vice President of Finance at Alascom, Inc. Mr. Holmstrom has a B.S. in Business Administration from Gannon University.

Catherine P. Lego, a director since October 2004, Ms. Lego is currently Managing Partner of The Photonics Fund which is focused on investing in early stage component, module and systems companies in the fiber optic telecommunications market since December 1999. Ms. Lego also serves on the Board of Directors of SanDisk Corporation (NasdaqNM:SNDK), LAM Research Corporation (NasdaqNM:LRCX) and private photonics company K2 Optronics. Prior to forming The Photonics Fund, Ms. Lego provided consulting services to early stage electronic companies at Lego Ventures and was a General Partner at Oak Investment Partners. Prior to Oak Investment Partners, Ms. Lego was a CPA with Coopers and Lybrand. She received her M.S. from NY University School of Business and her B.A. from Williams College.

Jack G. Levin, a director since July 2004, Mr. Levin was the Chief Operation Officer with Fox Paine and Company from February 2004 through March  2005. Prior to joining Fox Paine, Mr. Levin was a founder and served as a managing member of Kalkhoven, Pettit and Levin Ventures, LLC, a venture capital firm focused on the fiber optic and telecommunications industry since 2001. Previously, Mr. Levin was  a partner of, and Director of Legal and Regulatory Affairs for Montgomery Securities. During his 17 years at Montgomery Securities (and it’s successor firm, Banc of America Securities, LLC), Mr. Levin was an active member of the investment banking commitment committee, the investment committees of the firm’s venture capital partnerships and the managing partner of MontWest Capital Partners, a joint venture of Montgomery Securities and Westinghouse Financial Corporation, established to do leveraged buyouts. Mr. Levin attended Amherst College (A.B., Political Science, Cum Laude, Woodruff Fellowship Award, 1969) and the Columbia University School of Law, (J.D., Harlan Fiske Stone Scholar, 1973). Mr. Levin is a retired member of the Bar of the State of New York.

Liane J. Pelletier, a director since October 2003, Ms. Pelletier serves as Chairwoman, Chief Executive Officer and President of Alaska Communications Systems Group Inc. (NasdaqNM: ALSK). Prior to joining Alaska Communications Systems Group Inc in October 2003, Ms. Pelletier was with Sprint Corporation for 17 years, where she served in numerous capacities including Chief Integration Officer and Senior Vice President, Corporate Strategy & Business Development. Ms. Pelletier also served as a Vice President in a wide variety of departments, including corporate strategy, customer acquisition and retention, and marketing positions to both business and consumer customers. Before joining Sprint, Ms. Pelletier worked as a consultant at Touche Ross and Temple, Barker, Sloane. Ms. Pelletier has an MBA from M.I.T. and B.A. from Wellesley College.

Robert Whelton, a director since February 2006, Mr. Whelton is currently an Executive Vice President of Operations for Micrel, Inc. (NasdaqNM:MCRL), a leading manufacturer of IC solutions for the worldwide analog, Ethernet and high bandwidth markets. Prior to joining Micrel in January 1998, Mr. Whelton was the Executive Vice President of Operations for Micro Linear Corp., a fabless semiconductor company specializing in wireless integrated circuits. Prior to joining Micro Linear Corp., he was employed by National Semiconductor Corp., where he served as Vice President of the Analog division. Mr. Whelton received his B.S.E.E. from the University of California, Berkeley and his M.S.E.E. from the University of Santa Clara.

Dag F. Wittusen, a director since July 2003, has over thirty years of financing and investment banking experience. Mr. Wittusen has served as Chief Executive Officer of his own investment and financial advisory firm, Beddingen Finans AS since April 2005. From 1996 through March 2005, Mr. Wittusen was a partner and Senior Executive with the Aker ASA and Kvaerner ASA group of industrial investment companies in Norway. Prior to this, he was co-founder and managing partner of Orkla Finans AS, Oslo based investment bank. Mr. Wittusen previously served as Senior Vice President of Eksportfinans, Oslo,  and on the staff of the World Bank, Washington, D.C. He received a B.A. degree with Honors in Political Science and Economics from Brown Unversity and an M.P.A. in International Economics from Princeton University. Mr.Wittusen resides in Oslo, Norway.

Executive Officers of the Company

Bruce W. Diamond was appointed as President and Chief Executive Officer of WJ Communications in June 2005. Mr. Diamond’s previous work experience is described above.

Rainer N. Growitz is serving as our Interim Chief Financial Officer since August 31, 2005. Mr. Growitz was appointed Vice President Finance and Secretary following our recapitalization merger in January 2000 and is responsible for corporate financial planning, forecasting and management for WJ Communications. From 1997 until January 2000, Mr. Growitz served as Director of Finance. He joined WJ Communications in 1978 and held a variety of finance, contracts and managerial positions. Mr. Growitz received a B.S. in Accounting from San Jose State University.

Mark S. Knoch was appointed Vice President of Operations of WJ Communications in August of 2005 and is responsible for overseeing the manufacturing of RF semiconductor and RFID products. Prior to joining WJ Communications, Mr. Knoch was Vice president of Operations at ZiLOG, Inc. (“ZiLOG”) where he was responsible for all manufacturing and supply chain activities for the company. While at ZiLOG he also served as president of ZiLOG’s manufacturing facility in the Philippines. Prior to joining ZiLOG in 2004, he served as Vice President, Supply Chain for Sipex, Inc., an analog semiconductor company, where he managed the supply chain and order fulfillment from 2001 to 2004. Mr. Knoch also held senior planning and operations positions at ANADIGICS, Inc., and American Microsystems Incorporated, and Advanced Micro Devices in Austin, TX. Mr. Knoch received his B.S. in Electrical Engineering from Kansas State University.

Haresh P. Patel was appointed to Senior Vice President of Sales and Marketing of WJ Communications in October 2005. Mr. Patel brings over 22 years of experience in the semiconductor industry. Previously, Mr. Patel served as Vice President of Worldwide Sales and Marketing at Agilent Technology’s $2B Semiconductor Division. Prior to joining Agilent Technology in 2000, Mr. Patel was with PMC-Sierra Inc. a leader in Datacom, Telecom and Storage Semiconductor Products where he served as Vice President of Worldwide Sales beginning in 1997. Mr. Patel has also held various senior sales and product management positions at Hyundai, Fujitsu, and Texas Instruments. Throughout his career Mr. Patel has focused on and built relationships with leading customers including, Cisco, LG, Samsung, Sony Ericsson, Siemens, Nokia, Huawei, Lucent and ZTE. He received his B.S. degree in Electrical Engineering from the University of Notre Dame, South Bend, IN.

David R. Pulvino was appointed Chief Accounting Officer—Principal Accounting Officer in January 2005   and is currently responsible for SEC reporting, Corporate Governance/GAAP compliance and Tax. Previously, Mr. Pulvino served as our Corporate Controller following our recapitalization merger in January 2000 where he was responsible for directing all of our accounting operations. From 1997 through January 2000, Mr. Pulvino served as Director of Accounting. Mr. Pulvino joined WJ Communications in 1981 and has held a variety of accounting and managerial positions. Mr. Pulvino received a B.S. in Accounting from Santa Clara University, California.

Morteza Saidi joined WJ Communications in January 2006 as Vice President of Engineering. In this position Mr. Saidi is responsible for directing and managing the engineering groups within the Company including developing new technologies and new products for the wireless and RFID markets. From 2004 to 2006 he served as founder and CEO at S-Communications, a leading-edge fabless semiconductor company. Prior to that Mr. Saidi served as a consultant for PCI Communications from 2003 to 2004. Previously, Mr. Saidi co-founded Resonext Communications in 2000 and where he served as Chief Technology Officer and Vice President of RF and Analog  until the company was acquired by RF Micro Devices in December 2002. Previously, he held the director of RF development position at VLSI Technology. In addition, Mr. Saidi has held a number of management positions with Philips Semiconductor, has published a number of articles in the technical journals, and has assisted in filing 30 patents. Mr. Saidi received both his Bachelor of Science degree and Masters of Science in Electrical Engineering from the University of Michigan.

Audit Committee and Audit Committee Financial Expert

The Audit Committee is currently composed of directors Holmstrom and Lego. The Board of Directors has determined that both Mr. Holmstrom and Ms. Lego are an “independent director” as that term is defined in Rule 4200(15) of the Nasdaq Marketplace Rules. Our Board of Directors has determined that Mr. Holmstrom qualifies as an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Holmstrom’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Holmstrom any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

On January 10, 2006, we received a letter from the staff of the Listings Qualification Department of the Nasdaq Stock Market, Inc. (“Nasdaq”) dated January 10, 2006, notifying the Company that as a result of the Board of Directors vacancy created by the resignation of Jan Loeber as a director and member of the Company’s Audit Committee on December 31, 2005, the Company does not comply with Nasdaq’s Marketplace Rule 4350(d)(2), which requires the company to have an audit committee of at least three independent directors as defined by Nasdaq’s rules. Consistent with Marketplace Rule 4350(d)(4), the Company has a cure period until the earlier of December 31, 2006 or the Company’s next annual meeting of stockholders to fill the vacancy and regain compliance.

Section 16(a) Beneficial Ownership Reporting Compliance

For the fiscal year ended December 31, 2005, we believe, based solely on a review of Forms 3, 4 and 5 (including amendments) with which it has been furnished, that all filings required pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, relating to us were timely made.

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

Compensation of Executive Officers

The following table sets forth the compensation earned for services rendered to the Company in all capacities for the fiscal years ended December 31, 2005, 2004 and 2003 by the Company’s Chief Executive Officer and its four next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2005 (the “Named Executive Officers”):

				Long-Term Compensation
				Restricted
				Stock	Securities	All Other
Name and	Annual Compensation			award	Underlying	Compensation
Principal Position	Year	Salary($)	Bonus($)	($)	Options	($) (1)
Current Officers:
Bruce W. Diamond(2)	2005	166,924	—	745,000	—	4,442
President and Chief Executive Officer	2004	—	—	—	10,000	—
	2003	—	—	—	25,000	—
Thomas R. Kritzer(3)	2005	200,200	—	—	—	6,006
Senior Vice President, Corporate Development	2004	200,200	17,000	—	25,000	6,006
	2003	200,200	10,000	—	—	6,000
Ronald N. Buswell(3)	2005	185,120	—	—	—	5,340
Vice President, Sales and Marketing	2004	185,120	29,500	—	30,000	5,554
	2003	185,120	5,000	—	—	5,554
Rainer N. Growitz	2005	159,632	—	—	—	4,789
Interim Chief Financial Officer	2004	150,020	16,000	—	25,000	4,501
Vice President Finance and Corporate Secretary	2003	150,020	3,000	—	—	3,289
David R. Pulvino	2005	143,102	—	—	—	4,293
Chief Accounting Officer	2004	140,036	23,000	—	34,500	4,201
	2003	140,036	3,500	—	—	4,075
Former Officers:
Michael R. Farese, Ph.D(4)	2005	183,078	—	—	—	1,126,650
Former President and Chief Executive Officer	2004	350,000	65,000	—	1,400,000	8,708
	2003	350,000	40,000	—	—	6,000

(1)          Represents Company’s annual contribution to the Named Executive Officers 401(k) plan account.

(2)          Mr. Diamond was appointed President and Chief Executive Officer on June 28, 2005. Pursuant to his employment agreement, Mr. Diamond was granted 500,000 shares of time-vesting restricted stock on July 29, 2005 which had a dollar value of $745,000 on the date of the grant and $810,000 as of December 31, 2005. For 2003 and 2004 Securities Underlying Options represents grants Mr. Diamond received in connection with his service as a non-employee member of the Board of Directors. Mr. Diamond voluntarily forfeited his 2005 bonus as provided in his employment agreement.

(3)          As of January 10, 2006 Mssrs. Kritzer and Buswell are deemed not to be executive officers of the Company due to the nature of their current positions though they continue to be employed by the Company.

(4)          Dr. Farese served as the Company’s President and Chief Executive Officer until his resignation on June 27, 2005. Dr. Farese’s 2005 All Other Compensation total includes severance payments of $559,423 in cash and 328,500 shares of restricted stock having a value, as of the June 28, 2005 grant date, of $561,735, in connection with his separation agreement. His separation agreement also provided for the cancellation of the 1,400,000 stock options granted to him in 2004.

Option/SAR Grants in Last Fiscal Year.   The following table sets forth grants of options to purchase shares of Common Stock during the fiscal year ended December 31, 2005 to each of the Named Executive Officers:

Individual Grants					Potential
		Percent Of			Realizable Value At
	Number of	Total			Assumed Annual
	Securities	Options			Rates Of Stock
	Underlying	Granted to	Exercise		Price Appreciation
	Options	Employees	Price	Expiration	For Option Term
Name	Granted (#)	In Fiscal Year	($/Sh)	Date	5% ($)	10% ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Current Officers:
Bruce W. Diamond	—	—	—	—	—	—
President and Chief Executive Officer
Thomas R. Kritzer(1)	—	—	—	—	—	—
Senior Vice President, Corporate
Development
Ronald N. Buswell(1)	—	—	—	—	—	—
Vice President, Sales and Marketing
Rainer N. Growitz	—	—	—	—	—	—
Interim Chief Financial Officer
Vice President Finance and
Corporate Secretary
David R. Pulvino	—	—	—	—	—	—
Chief Accounting Officer
Former Officers:
Michael R. Farese, Ph.D.	—	—	—	—	—	—
Former President and Chief
Executive Officer

(1)          As of January 10, 2006 Mssrs. Kritzer and Buswell are deemed not to be executive officers of the Company due to the nature of their current positions though they continue to be employed by the Company.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values.   The following table sets forth information with respect to the Named Executive Officers concerning option exercises for the fiscal year ended December 31, 2005, and exercisable and unexercisable options held as of December 31, 2005:

Name	Shares Acquired On Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End(#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End($)(1) Exercisable/Unexercisable
Current Officers:
Bruce W. Diamond	—	—	15,000 / 20,000	$9,125 / $9,125
President and Chief
Executive Officer
Thomas R. Kritzer (2)	27,500	$54,660	549,279 / 738,500	$103,178 / $146,312
Senior Vice President,
Corporate Development
Ronald N. Buswell (2)	25,000	$50,544	215,507 / 144,000	$35,037 / $21,335
Vice President, Sales
and Marketing
Rainer N. Growitz	14,000	$27,753	233,064 / 155,000	$40,383 / $25,100
Interim Chief Financial
Officer Vice President
Finance and Corporate
Secretary
David R. Pulvino	3,933	$9,034	127,735 / 81,562	$26,725 / $11,550
Chief Accounting
Officer
Former Officers:
Michael R. Farese, Ph.D.	20,000	$11,865	1,450,000 /—	$—/ $—
Former President
and Chief Executive
Officer

(1)          Aggregate values in these two columns represent the excess of $1.58 per share, the market value of the Common Stock as of December 31, 2005, over the respective exercise prices of the options. The actual amount, if any, realized upon exercise of stock options will depend upon the market price of the Common Stock relative to the exercise price per share of the stock option at the time the stock option is exercised. There is no assurance that the values of unexercised in-the-money options reflected above will be realized.

(2)          As of January 10, 2006 Mssrs. Kritzer and Buswell are deemed not to be executive officers of the Company due to the nature of their current positions though they continue to be employed by the Company.

Employment Contracts, Termination of Employment, and Change in Control Arrangements

Employment Agreement with Bruce W. Diamond.

On June 28, 2005, the Company entered into an employment agreement with Mr. Diamond (the “Employment Agreement”), the Company’s new President and Chief Executive Officer. The Employment Agreement, which was approved by the Compensation Committee of the Board of Directors (the “Compensation Committee”), is effective for three years with automatic one-year extensions thereafter.

The material terms of the Employment Agreement include the following: (i) Mr. Diamond’s annual base salary will be $350,000. The annual base salary may be increased in the years following the first anniversary of the effective date, but may not be decreased; (ii) beginning in fiscal year 2006, Mr. Diamond is eligible for an annual bonus target opportunity of one-hundred percent (100%) of his current annual base salary, of which fifty percent (50%) is based on achievement of defined financial performance objectives and fifty percent (50%) is based on defined major business objectives as determined by the Compensation Committee, (iii) an annual bonus target opportunity for the fiscal year ending December 31, 2005 of fifty percent (50%) of annual base salary is based on defined objectives but will not be less than $50,000 if Mr. Diamond remains employed through December 31, 2005; and (iv) a grant of 1,000,000 shares of restricted common stock at a purchase price equal to the par value of the common stock of $0.01 per share of which 500,000 shares are Time-Vested Restricted Stock and vest over 36 months and 500,000 shares of Performance-Vested Restricted Stock which shall vest conditioned upon the satisfaction of certain performance targets and objectives to be determined by the Company with the performance period for such award to be not more than two (2) years or in the case of performance criteria conditioned on appreciation in the value of the Company’s common stock, the price targets designated by the Company.

Mr.  Diamond’s employment agreement also provides for other benefits including the right to participate in fringe benefit plans, life and disability insurance plans, expense reimbursement, reimbursement for documented supplemental life insurance, estate and tax planning, and vacation in accordance with the Company’s top management vacation policy.

Pursuant to the Employment Agreement, if the Company terminates Mr. Diamond’s employment other than for cause or disability or if Mr. Diamond terminates his employment with the Company for good reason, and Mr. Diamond’s employment is not terminated automatically as a result of his death, the Company will pay him an amount equal to one hundred fifty percent of his annual base salary as in effect immediately prior to the termination of the employment period and eighteen months accelerated vesting with respect to any outstanding, unvested time-vested restricted stock and reimbursement for premiums paid for continued health benefits for Mr. Diamond and his dependents under the Company’s health plans for eighteen months following the termination of his employment with the Company. Notwithstanding the preceding sentence, the severance benefit shall be computed as an amount equal to two hundred ninety-nine percent of his annual base salary as in effect immediately prior to the termination of the employment period, full vesting with respect to any outstanding, unvested time-vested restricted stock and performance-vested restricted stock and reimbursement for premiums paid for continued health benefits for Mr. Diamond and his dependents under the Company’s health plans for thirty-six months with such amounts to be paid within thirty days of the date of such termination, in each case solely in a circumstance in which there is a termination of Mr. Diamond’s employment within three months prior to or nine months following the occurrence of a change in control either by the Company other than for cause or by him with good reason.

Employment Agreement with Rainer N. Growitz

Effective January 31, 2000, the Company entered into an employment agreement with Mr. Growitz for the position of Vice President of Finance. The employment agreement is effective for three years with automatic one-year extensions thereafter unless advance written notice of an intention not to extend the term is provided by either the Company or Mr. Growitz.

Under the employment agreement, Mr. Growitz is entitled to receive an annual base salary of $150,020 and will be eligible to participate in the Company’s discretionary cash bonus plan, up to a maximum of 60% of base salary, based on appropriate business and financial targets and individual objectives. Mr. Growitz’s employment agreement also provides for other benefits including the right to participate in fringe benefit plans, life and disability insurance plans, expense reimbursement, reimbursement for documented supplemental life insurance, estate and tax planning, and vacation in accordance with the Company’s top management vacation policy.

Pursuant to the employment agreement, if the Company terminates Mr. Growitz’s employment other than for cause or disability or if Mr. Growitz terminates his employment with the Company for good reason, and Mr. Growitz’s employment is not terminated automatically as a result of his death, the Company will pay him an amount equal to one hundred percent of his annual base salary. Not withstanding the preceding sentence, the Company shall pay Mr. Growitz an amount equal to one hundred fifty percent of his annual base salary solely in a circumstance in which there has occurred a change in control within three months prior to any termination for good reason or by the Company other than for cause.

Separation Agreement with Michael R. Farese, PhD.

The Company entered into a separation agreement dated June 28, 2005 with Dr. Farese (the “Separation Agreement”), the Company’s former President and Chief Executive Officer.  The material terms of the Separation Agreement include the following:  (i) payment of any unpaid but accrued base salary and payment for 20 days of vacation time;  (ii) a single payment equal to one hundred fifty percent (150%) of Dr. Farese’s annual base salary (in the aggregate amount of $525,000); (iii) 1.5 million of the options granted to Dr. Farese pursuant to the Executive Time Vesting Stock Option Agreement dated March 4, 2002 are fully vested and the time period during which these vested options can be exercised following the separation date shall be eighteen months per the terms of Dr. Farese’s amended and restated employment agreement dated November 11, 2004;  (iv) 328,500 shares of Company stock pursuant to a customary form of Restricted Stock Agreement issued under the Company’s 2000 Stock Incentive Plan which shares are fully vested and non-forfeitable and (v) other incidental benefits including continued health insurance benefits for Dr. Farese and his dependents for one year. As a result of the Separation Agreement, the 1.4 million share option grant previously made to Dr. Farese in March 2004 and referenced in the proxy statement filed in 2005 were cancelled in lieu of Dr. Farese’s acceptance of the 328,500 restricted stock unit awarded in the separation agreement. Furthermore, Dr. Farese did not receive the restricted stock units referenced in the Company’s proxy statement filed during 2005.

Compensation Committee Interlocks and Insider Participation

Mr.  Paine and Ms. Pelletier served as members of the Compensation Committee of our board of directors during the fiscal year ended December 31, 2005. None of these individuals was an officer or employee of the Company or of any of its subsidiaries during the fiscal year ended December 31, 2005, or ever has been an officer of the Company or any of its subsidiaries. Mr. Paine is affiliated with Fox Paine. See Item 13 “Certain Relationships and Related Transactions” for information regarding Fox Paine.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 15, 2006, information as to the beneficial ownership of Common Stock by (i) each of the Company’s directors and nominee for directorship, (ii) each executive officer of the Company for whom information is given in the Summary Compensation Table under “Compensation of Executive Officers” below, (iii) all directors and executive officers as a group, and (iv) each person or entity believed by the Company to beneficially own more than five percent (5%) of the Common Stock outstanding. Except as otherwise indicated in the footnotes below, each beneficial owner has the sole power to vote and to dispose of all shares held by that holder. In each instance, information as to the number of shares owned and the nature of ownership has been provided by the individuals identified or described and is not within the direct knowledge of the Company.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Common Stock (2)
Fox Paine Capital, LLC(3)	25,492,044	38.8%
Fox Paine Capital Fund, L.P.(3)	24,155,413	36.8%
FPC Investors, L.P.(3)	358,422	*
Kopp Investment Advisors, LLC(4)	10,123,791	15.4%
W. Dexter Paine, III(5)	25,547,173	38.9%
Herald Y. Chen(6)	25,492,044	38.8%
Liane J. Pelletier(7)	15,000	*
Dag F. Wittusen(8)	15,000	*
Michael E. Holmstrom(9)	16,250	*
Jack G. Levin	—	*
Catherine P. Lego(10)	36,250	*
Robert Whelton	—	*
Bruce W. Diamond(11)	998,671	1.5%
Rainer N. Growitz(12)	291,198	*
David R. Pulvino(13)	212,112	*
Michael R. Farese, Ph.D.(14)	1,664,061	2.5%
*All directors and executive officers as a group (14 persons)(15)	27,141,574	41.0%

*                    The percentage of shares beneficially owned does not exceed 1%.

 (1)   Unless otherwise indicated, the address of e        ach of the beneficial owners identified is c/o WJ Communica tions, Inc., 401 River Oaks Parkway, San Jose, California 95134.

 (2)   Unless otherwise noted, each person has voting and investment power, with respect to all such shares. Based on 65,689,880 shares of Common Stock outstanding. Pursuant to the rules of the Securities and Exchange Commission, certain shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for  the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

 (3)   Fox Paine & Company, LLC is the manager of (i) Fox Paine Capital Fund, LP (“LP1”), a direct owner of 24,155,413 shares of Common Stock of WJ Communications, Inc. (the “Issuer”), and (ii) FPC Investors, LP (“LP2”) (collectively, LP1 and LP2 are “LPs”), a direct owner of 358,422 shares of Common Stock of the Issuer. Fox Paine Capital, LLC is the General Partner of each of the LPs and the manager of each of WJ Coinvestment Fund I, LLC, WJ Coinvestment Fund III, LLC and WJ Coinvestment Fund IV, LLC (collectively, the “Funds”), which directly own 601,478, 251,155 and 125,576 shares, respectively, of Common Stock (the “Shares”) of the Issuer. As a result, each of the

Reporting Persons may be deemed to be the indirect beneficial owners of 25,492,044 shares of Common Stock of the Issuer owned by the LPs and the Funds.

 (4)   As reported by Kopp Investment Advisors, LLC and related entities on Schedule 13G filed with the Securities and Exchange Commission on January 30, 2006. In its Schedule 13G, Kopp Investment Advisors, LLC states that as of December 31, 2005, it has sole voting power as to 7,356,841 shares, shared voting power as to no shares, sole dispositive power with respect to 2,500,000 shares and shared dispositive power with respect to 5,404,891 shares. In addition, Mr. LeRoy C. Kopp, who controls Kopp Holding Company, LLC which owns 100% of Kopp Investment Advisors, LLC, has sole voting power as to 2,218,900 shares, shared voting power as to no shares, sole dispositive power with respect to 2,218,900 shares and shared dispositive power with respect to no shares. The address of  Kopp Investment Advisors, LLC and related entities is 7701 France Avenue South, Suite 500, Edina, MN 55435

 (5)   Includes 25,492,044 shares beneficially owned as described in footnote 3, 47,629 shares awarded to Mr. Paine under the amended and restated 2000 Non Employee Director Stock-Compensation Plan receipt of which has been deferred, and 7,500 shares issuable to Mr. Paine subject to currently exercisable options.

 (6)   Includes 25,492,044 shares beneficially owned as described in footnote 3.

 (7)   Represents 15,000 shares issuable to Ms. Pelletier subject to currently exercisable options.

 (8)   Represents 15,000 shares issuable to Mr. Wittusen subject to currently exercisable options.

 (9)   Represents 10,000 shares held of record by Mr. Holmstrom and 6,250 shares issuable to subject to currently exercisable options.

(10)   Represents   30,000 shares held of record by Ms. Lego and 6,250 shares issuable subject to currently exercisable options.

(11)   Represents 20,000 shares held of record by Mr. Diamond, 15,000 shares issuable subject to currently exercisable options and 963,671 shares of restricted stock. Pursuant to his employment agreement, Mr. Diamond was granted 500,000 shares of time-vesting restricted stock on July 29, 2005 and 500,000 shares of performance-vesting restricted stock on January 16, 2006. The number of shares in the table includes the net number of shares of restricted stock beneficially owned as of such date after the disposition of an aggregate of 36,329 shares of vested time-vesting shares of restricted stock solely for withholding tax purposes

(12)   Represents 48,054 shares held of record by Mr. Growitz and 243,064 shares issuable subject to currently exercisable options.

(13)   Represents 84,382 shares held of record by Mr. Pulvino and 127,730 shares issuable subject to currently exercisable options.

(14)   Represents 214,061 shares held of record by Dr. Farese and 1,450,000 shares issuable subject to currently exercisable options. Dr. Farese was our CEO until June 27, 2005and the number of shares is as of such date.

(15)   Includes shares deemed to be beneficially owned by Mr. Paine as a result of their relationships with and to Fox Paine Capital. Excluding such shares, all directors and executive officers as a group beneficially own 1,649,530 shares held of record and 435,794 shares issuable under currently exercisable options.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

On January 31, 2000, Fox Paine Capital Fund, an investment fund managed by Fox Paine & Company, LLC (“Fox Paine & Company” or “Fox Paine”), became the controlling stockholder of the Company. Fox Paine Capital Fund acquired its controlling position in an all cash merger between FP-WJ Acquisition Corp. and the Company, then called Watkins-Johnson Company (the “Recapitalization Merger”), whereby Fox Paine Capital Fund and its co-investors paid a total of $50.8 million for approximately 91.1% of the Common Stock of the Company (or $41.125 per pre-split share as the Common Stock was then constituted). Messrs. Paine and Chen are affiliated with Fox Paine.

As part of the Recapitalization Merger, the Company entered into a management agreement with Fox Paine & Company. Since the Recapitalization Merger, and for each subsequent year, the Company will pay Fox Paine a fee in the amount of 1% of the Company’s net income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (losses) of minority investments, calculated without regard to the fee. In exchange for its management fee, Fox Paine assists the Company with its strategic planning, budgets and financial projections and helps the Company identify possible strategic acquisitions and recruit qualified management personnel. Fox Paine also assists in customer and supplier relationships on behalf of the Company and consults with the Company on various matters including tax planning and public relations strategies, economic and industry trends and executive compensation. Due to the Company’s loss incurred from 2002, 2003 and 2004, no management fees were paid to Fox Paine for the years ended December 31, 2003, December 31, 2004 and December 31, 2005. The Company has agreed to reimburse Fox Paine for its expenses incurred in providing these services. The Company paid Fox Paine $29,000, $108,000 and $6,000 for the reimbursement of expenses incurred by Fox Paine for the years ended December 31, 2005, December 31, 2004 and December 31, 2003, respectively. The Company also paid Fox Paine $700,000 in July of 2004 for investment banking services rendered in connection with the EiC Acquisition that was completed on June 18, 2004 (For further discussion, see Note 5 to the consolidated financial statements included elsewhere in this Form 10-K).

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed by our principal accounting firm, Deloitte & Touche LLP, the member firms of deloitte touche tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) are as follows:

	Year Ended
	December 31,	December 31,
	2005	2004
Audit fees	$708,600	$781,258
Audit-related fees	161,195	53,116
Tax fees	134,546	261,526
All other fees	—	—
Total	$1,004,341	$1,095,900

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

Pre-Approval Policies and Procedures

The Audit Committee approves in advance all audit and permissible non-audit services to be performed by our independent registered public accounting firm. The Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence and has pre-approved certain specified audit and non-audit services to be provided by the Deloitte Entities for up to twelve (12) months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration.  The Audit Committee pre-approved all of the services performed in 2005 and 2004 by the Deloitte Entities relating to the “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” described above as required by the Sarbanes-Oxley Act of 2002.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The consolidated financial statements, and related notes thereto, of the Company, and the Report of Independent Registered Public Accounting Firm listed in the accompanying Index to Consolidated Financial Statements on page 3 are filed as part of this Form 10-K.

2. Financial Statement Schedules

The following financial statement schedule of the Company is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Page
Schedule II—Valuation and Qualifying Accounts	135

3. Exhibits

The exhibits listed on the following index to exhibits are filed as part of, or hereby incorporated by reference into, this Form 10-K.

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No	Exhibit	Date	Herewith
2.1	Agreement and Plan of Merger, dated October 25, 1999, by and between FP-WJ Acquisition Corp. and the Registrant	8-K	1-5631	2.1	10/28/99
3.1	Certificate of Incorporation of the Registrant	S-1/A	333-38518	3.1	7/12/00
3.2	By-Laws of the Registrant	S-1/A	333-38518	3.2	7/12/00
4.1	Specimen of Common Stock Certificate	8-A	000-31337	4.1	8/14/00
4.2*	Shareholders’ Agreement, dated as of January 31, 2000, by and among the Registrant, the Parties listed on the signature pages thereto and certain stockholders of the Registrant	S-1/A	333-38518	4.2	7/26/00
10.1*	Employment Agreement, dated as of January 31, 2000, by and between the Registrant and Thomas R. Kritzer	S-1/A	333-38518	10.4	7/12/00
10.2*	Employment Agreement, dated as of January 31, 2000, by and between the Registrant and Rainer N. Growitz	S-1/A	333-38518	10.6	7/12/00
10.3*	WJ Communications, Inc. 2000 Stock Incentive Plan	S-1/A	333-38518	10.8	7/12/00

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No	Exhibit	Date	Herewith
10.4	Lease (Phase I) dated March 24, 2000, by and between the Registrant and 401 River Oaks, LLC	S-1/A	333-38518	10.9	7/12/00
10.5	Lease (Phase II) dated March 24, 2000, by and between the Registrant and 401 River Oaks, LLC	S-1/A	333-38518	10.10	7/12/00
10.6	Management Agreement, dated as of January 31, 2000, by and between Registrant and Fox Paine & Company, LLC	S-1/A	333-38518	10.17	7/12/00
10.7	WJ Communications, Inc. 2000 Non-Employee Director Stock Compensation Plan	S-8	333-52408	99.2	12/21/00
10.8*	Employment Agreement, by and between the Registrant and Michael R. Farese, Ph.D.	8-K	000-31337	10.1	11/15/04
10.9	Amended and Restated WJ Communications, Inc. 2002 Non-Employee Director Stock Compensation Plan	10-Q	000-31337	10.1 and 10.2	8/12/03
10.10*	Second Amendment to WJ Communications, Inc. 2000 Stock Incentive Plan	10-Q	000-31337	10.1 and 10.2	8/12/03
10.11	Amended and Restated Loan and Security Agreement, dated September 29, 2003, by and among the Registrant and Comerica Bank	10-Q	000-31337	10.1 and 10.2	10/30/03
10.12	Intellectual Property Security Agreement, dated September 29, 2003, by and among the Registrant and Comerica Bank	10-Q	000-31337	10.1 and 10.2	10/30/03
10.13	Acquisition related agreements by and between WJ Communications, Inc., EiC Corporation and EiC Enterprises Limited dated June 18, 2004	8-K	000-31337	2.1, 2.2, 4.1, 4.2 and 10.1	7/2/04
10.14*	Employment Agreement, by and between the Registrant and Ephraim Kwok	8-K	000-31337	10.1	12/21/04
10.15

Acquisition related agreements by and among WJ Communications, Inc., WJ Newco, LLC, Telenexus, Inc. and Richard J. Swanson, Wilfred K. Lau, David Fried, Kurt Christensen and Mark Sutton dated January 28, 2005

		8-K	000-31337	2.1 and 4.1	2/3/05

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No	Exhibit	Date	Herewith
10.16*††	Employment Agreement by and between WJ Communications, Inc. and Richard J. Swanson dated January 28, 2005	8-K	000-31337	10.1	2/3/05
10.17*††	Employment Agreement by and between WJ Communications, Inc. and Wilfred K. Lau dated January 28, 2005	8-K	000-31337	10.2	2/3/05
10.18*	Employment agreement between the Registrant and Javed S. Patel	10-Q	000-31337	10.1	5/18/05
10.19*	Employment agreement between the Registrant and Neil Morris, Ph.D.	10-Q	000-31337	10.2	5/18/05
10.20*	Employment agreement between the Registrant and Robert J. Bayruns	10-Q	000-31337	10.3	5/18/05
10.21	Acquisition related agreements by and among WJ Communications, Inc., WJ Newco, LLC, Telenexus, Inc. and Richard J. Swanson, Wilfred K. Lau, David Fried, Kurt Christensen and Mark Sutton dated January 28, 2005 to refile Exhibit 2.1 to include certain information that was previously redacted pursuant to a confidential treatment request. The Exhibit 2.1 attached hereto supersedes in its entirety the exhibit previously filed on Form 8-K on February 3, 2005.	8-K/A	000-31337	2.1	6/24/05
10.22*	Separation Agreement, dated as of June 28, 2005, by and between the Registrant and Michael R. Farese, Ph.D.	8-K	000-31337	10.1	7/1/05
10.23*	Employment Agreement, dated as of June 28, 2005, by and between the Registrant and Bruce W. Diamond	8-K	000-31337	10.2	7/1/05
10.24*	Employment offer letter, dated as of July 18, 2005, by and between the Company and Mark S. Knoch	8-K	000-31337	10.1	8/4/05
10.25*	Employment agreement, dated October 19, 2005, by and between the Company and Haresh P. Patel	8-K	000-31337	10.1	10/28/05

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No	Exhibit	Date	Herewith
10.26	Amendment No. 4 to Loan and Security Agreement by and between the Company and Comerica Bank dated December 27, 2005	8-K	000-31337	10.1	1/3/06
10.27*†	Employment Agreement, dated as of December 21, 2005, by and between the Registrant and Mark S. Knoch					X
10.28*	Employment Agreement, dated as January 13, 2006, of by and between the Registrant and Morteza Saidi					X
21.1	Subsidiaries of the registrant					X
23.1	Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page)					X
31.1	Certification of Bruce W. Diamond, Chief Executive Officer (principal executive officer), pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.2	Certification of Rainer N. Growitz, Interim Chief Financial Officer (principal financial officer), pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.1	Certification of Bruce W. Diamond, principal executive officer, Pursuant To 18 U.S.C. Section 1350.					X
32.2	Certification of Rainer N. Growitz, principal financial officer, Pursuant To 18 U.S.C. Section 1350.					X

*                    Indicates a contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

†                    Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.

††             Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 30th day of March 2006.

WJ COMMUNICATIONS, INC.
(Registrant)
Date	March 30, 2006	By:	/s/ BRUCE W. DIAMOND
Bruce W. Diamond
President and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of WJ Communications, Inc., do hereby constitute and appoint Bruce W. Diamond, and Rainer N. Growitz, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ BRUCE W. DIAMOND	President, Chief Executive Officer	3/30/2006
Bruce W. Diamond	(principal executive officer) , Director
/s/ RAINER N. GROWITZ	Interim Chief Financial Officer	3/30/2006
Rainer N. Growitz	Vice President of Finance and Corporate Secretary
(principal financial officer)
/s/ DAVID R. PULVINO	Chief Accounting Officer	3/30/2006
David R. Pulvino	(principal accounting officer)
/s/ W. DEXTER PAINE, III	Chairman of the Board	3/30/2006
W. Dexter Paine, III
/s/ MICHAEL E. HOLMSTROM	Director	3/30/2006
Michael E. Holmstrom
/s/ LIANE J. PELLETIER	Director	3/30/2006
Liane J. Pelletier
/s/ DAG F. WITTUSEN	Director	3/30/2006
Dag F. Wittusen

/s/ JACK G. LEVIN	Director	3/30/2006
Jack G. Levin
/s/ CATHERINE P. LEGO	Director	3/30/2006
Catherine P. Lego
/s/ HERALD Y. CHEN	Director	3/30/2006
Herald Y. Chen
/s/ ROBERT WHELTON	Director	3/30/2006
Robert Whelton

SCHEDULE II

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
(in thousands)

	Balance at	Charged (Credits)	Charged to		Balance at
	Beginning of	to Costs and	Other	Recoveries/	End of
Description	Period	Expenses	Accounts	(Write-offs)	Period
Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$79	$32	$—	$(96)	$15
Sales return allowance	74	511	—	(512)	73
Distributor stock rotation reserve	338	26	—	(364)	—
Ship & debit allowance	5	89	—	(60)	34
Warranty reserve	54	22	—	(36)	40
Total	$550	$680	$—	$(1,068)	$162
Year ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$21	$51	$—	$7	$79
Sales return allowance	75	760	—	(761)	74
Distributor stock rotation reserve	196	847	—	(705)	338
Ship & debit allowance	29	35	—	(59)	5
Warranty reserve	36	76	—	(58)	54
Total	$357	$1,769	$—	$(1,576)	$550
Year ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$429	$(393)	$—	$(15)	$21
Sales return allowance	116	481	—	(522)	75
Distributor stock rotation reserve	247	219	—	(270)	196
Ship & debit allowance	—	32	—	(3)	29
Warranty reserve	54	30	—	(48)	36
Total	$846	$369	$—	$(858)	$357