Form 10-Q
period 2006-04-02
WJ COMMUNICATIONS INC
filed 2006-05-17
CIK 105006

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

As of May 12, 2006 there were 65,974,796 shares outstanding of the registrant’s common stock, $0.01 par value.

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, our Annual Report on Form 10-K, our shareholders’ annual report, press releases and certain information provided periodically in writing or orally by the our officers, directors or agents contain certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecasted in the forward-looking statements. In addition, the forward-looking events discussed in this report might not occur. These risks and uncertainties include, among others, those described in the section of this report and our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006 entitled “Risk Factors.”  Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission. We assume no obligation to update or revise the forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

WJ COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED APRIL 2, 2006

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2006	2005

Sales, net	$12,341	$7,774
Cost of goods sold	6,020	4,348
Gross profit	6,321	3,426
Operating expenses:
Research and development	5,099	4,743
Selling and administrative	5,199	3,189
Acquired in-process research and development	—	3,400
Total operating expenses	10,298	11,332
Loss from operations	(3,977)	(7,906)
Interest income	292	240
Interest expense	(30)	(23)
Other income—net	3	5
Loss before income taxes	(3,712)	(7,684)
Income tax benefit	(1,289)	—
Net loss	$(2,423)	$(7,684)

Basic and diluted net loss per share	$(0.04)	$(0.12)
Basic and diluted average shares	65,707	63,027

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2006	2005

Net loss	$(2,423)	$(7,684)
Other comprehensive gain:
Unrealized holding gains on securities arising during the period net of reclassification adjustments	5	6

Comprehensive loss	$(2,418)	$(7,678)

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 2,	December 31,
	2006	2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,791	$14,169
Short-term investments	11,506	16,052
Receivables (net of allowances of $187 and $122, respectively)	7,219	7,135
Inventories	4,140	4,826
Other	1,907	2,632
Total current assets	41,563	44,814

PROPERTY, PLANT AND EQUIPMENT, net	8,244	7,919

Goodwill	6,834	6,806
Intangible assets, net	1,162	1,884
Other assets	221	221
	$58,024	$61,644

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,618	$4,220
Accrued liabilities	3,667	3,811
Income tax contingency liability	500	1,818
Deferred margin on distributor inventory	3,293	3,217
Restructuring accrual	3,080	3,386
Total current liabilities	15,158	16,452

Restructuring accrual	13,059	13,390
Other long-term obligations	667	685

Total liabilities	28,884	30,527

STOCKHOLDERS’ EQUITY:
Common stock	676	675
Treasury stock	(19)	(19)
Additional paid-in capital	205,098	205,320
Accumulated deficit	(176,611)	(174,187)
Deferred stock compensation	—	(663)
Other comprehensive loss	(4)	(9)
Total stockholders’ equity	29,140	31,117
	$58,024	$61,644

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(2,423)	$(7,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	813	968
Acquired in-process research and development	—	3,400
Amortization of deferred financing costs	8	11
Net loss (gain) on disposal of property, plant and equipment	37	(15)
Intangible asset impairment	637	—
Non-cash restructuring charges (reversals)	(17)	12
Stock based compensation	347	90
Provision for (reduction in) allowance for doubtful accounts	2	(41)
Amortization of net premiums on short-term investments	15	101
Net changes in:
Receivables	(114)	1,702
Inventories	703	325
Other assets	722	843
Restructuring liabilities	(620)	(718)
Income tax contingency liability	(1,318)	(6)
Deferred margin on distributor inventory	76	—
Accruals and accounts payable	(447)	(646)
Net cash used in operating activities	(1,579)	(1,658)

INVESTING ACTIVITIES:
Purchase of short-term investments	(7,059)	(8,443)
Proceeds from sale and maturities of short-term investments	11,587	13,370
Purchases of property, plant and equipment	(383)	(191)
Acquisition of Telenexus and related costs	—	(3,119)
Proceeds on disposal of property, plant and equipment	11	51
Net cash provided by investing activities	4,156	1,668

FINANCING ACTIVITIES:
Payments on long-term borrowings	(32)	(43)
Repurchase of common stock	(35)	—
Net proceeds from issuances of common stock	112	346
Net cash provided by financing activities	45	303

Net increase in cash and cash equivalents	2,622	313
Cash and cash equivalents at beginning of period	14,169	24,392
Cash and cash equivalents at end of period	$16,791	$24,705

Other cash flow information:
Income taxes paid	$28	$6
Interest paid	22	13
Noncash investing and financing activities:
Increase in accounts payable related to property, plant and equipment purchases	682	—
Issuance of common stock for Telenexus acquisition	—	8,190

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended April 2, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of WJ Communications, Inc. (the “Company”) for the fiscal year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

RECLASSIFICATIONS — Certain amounts for 2005 have been reclassified to conform with the 2006 presentation. Such reclassifications did not have any impact on net loss or stockholders’ equity.

STOCK-BASED COMPENSATION — During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 - revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced’ Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures adjusted for estimated forfeitures.

The adoption of SFAS 123R had a significant impact on our consolidated financial position, results of operations and cash flows. See Note 8 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expense.

2.     REVENUE RECOGNITION

Effective for the second quarter ended July 3, 2005, the Company recognizes revenue from its distribution channels only when its distributors have sold the product to the end customer. Although revenue is deferred until resale, title of products sold to distributors transfers upon shipment.  Accordingly, shipments to distributors are reflected in the consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment.  Deferred revenue and the corresponding cost of sales on shipments to distributors are reflected in the consolidated balance sheets on a net basis as “Deferred margin on distributor inventory.”

Historically, revenues from the Company’s distributors were recognized upon shipment based on the following factors:  the Company’s sales prices were fixed or determinable by contract at the time of shipment, payment terms were fixed at shipment and were consistent with terms granted to other customers, the distributors have full risk of physical loss, the distributors had separate economic substance, the Company had no obligation with respect to the resale of the distributors’ inventory, and the Company believed it could reasonably estimate the potential returns from its distributors based on their history and its visibility to the distributors’ success with its products and into the market place in general. The Company accrued for distributor right of return based on known events and historical trends in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 48 “Revenue Recognition When Right of Return Exists,” and for price protection in accordance with Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. Through the Company’s first quarter ended April 3, 2005 the amount of those reserves had not been material.  The Company accrued a reserve based on its reasonable estimate of future returns based on historical trends and contractual limitations. Per contractual agreement, Richardson Electronics LTD may return product three times per year under the following conditions:  the total value of inventory returned shall not exceed an amount equal to 5% of the total value of the distributor’s stock on hand of the Company’s products as reported in the prior month’s inventory report, the inventory is returned no earlier than 6 months and no later than twenty-four months from the date of the original invoice date and the product’s packaging has not been opened or any alteration or modification has been performed on the product.  The contractual agreement with WAV Wireless Outfitters included identical terms though the total value of inventory returned could not exceed an amount equal to 15% of the total value of its stock on hand of the Company’s products as reported in the prior month’s inventory report.

The Company had historically received stock rotation requests from its distributors that were within the amounts estimated and contractually allowed with the only exception being the stock rotation in February, 2004 which was approximately $37,000 in excess of the amount contractually allowed.  However, the request from its distributor for stock rotation within the Company’s second quarter ended July 3, 2005 was again higher than the amount contractually allowed by approximately $51,000. Management, with the concurrence of the Company’s Audit Committee, believes the increasing percentage of new products introduced by the Company makes it likely that stock rotation reserves will continue to be difficult to estimate based on historical patterns and contractual provisions. Based on this change in facts and circumstances and management’s future expectations, the Company believes that it can no longer reasonably estimate the amount of future returns from its distributors as of July 3, 2005.  Accordingly, beginning in our second quarter of 2005, recognition of revenue and associated cost of sales on shipments to distributors is deferred until the resale to the end customer.

As this change in the application of the Company’s revenue recognition policy is the result of a change in current facts and circumstances, in accordance with Accounting Principles Board Opinion No. 20 “Accounting Changes” paragraph 8, the Company accounted for the change within its second quarter ended July 3, 2005.

3.     ACQUISITIONS

EiC Acquisition

On June 18, 2004, the Company completed its acquisition of the wireless infrastructure business and associated assets from EiC. The aggregate purchase price was $13.3 million.  In connection with the acquisition, $1.5 million in cash and 294,118 shares of common stock were held in escrow as security against certain financial contingencies. On March 30, 2005, the Company made a claim against the escrow account for unpaid invoices issued under the supply agreement.  The Company received those funds on May 4, 2005.  The uncontested amount was released to EiC on April 5, 2005 per the escrow agreement and the residual balance of the $1.5 million was released to EiC on May 4, 2005. On March 24, 2006 we made a claim against 147,059 of the remaining 294,118 shares in the escrow account pending resolution of claims made by a vendor regarding a pre-acquisition contract.  The remaining uncontested 147,059 shares were released from escrow.

The original EiC acquisition agreement contained contingency clauses which could have required the Company to pay further compensation of up to $14.0 million if specific revenue and gross margin targets were achieved by March 31, 2005 and March 31, 2006.  With respect to the EiC transaction $7.0 million of additional compensation related to the period ended March 31, 2005. The Company has determined that the revenue and the gross margin targets were not met for the period ending March 31, 2005, which was provided to EiC on May 31, 2005.  EiC subsequently notified the Company that it disagreed with the Company’s conclusions. While the Company believes EiC’s assertions are without merit and have notified EiC of such, there can be no assurance as to the eventual outcome of this matter. The remaining $7.0 million of potential additional consideration relates to the period ended March 31, 2006 and the Company has determined that the revenue targets were also not met for this period. The Company has communicated its conclusion to EiC and they have thirty days to review and possibly contest the Company’s calculation..  The $7.0 million would have been payable 10% in cash and, at the Company’s election, 90% in shares of its common stock. If the targets were fully attained and the Company elected to pay in shares of common stock, the number of additional shares issued would have been 2,540,323 computed at $2.48 per share which represents the average closing price of the Company’s stock on The Nasdaq National Market (“NASDAQ”) during the ten day period prior to the end of the earnout period.  If EiC had received such consideration, the amounts would have been recorded as an increase to goodwill.

Telenexus Acquisition

On January 28, 2005, the Company completed its acquisition of Telenexus, Inc. (“Telenexus”). Telenexus designs, develops, manufactures and markets radio frequency identification (“RFID”) reader products for a broad range of industries and markets.  By virtue of the merger, the Company purchased all of the assets necessary for the conduct of the RFID business of Telenexus, consisting primarily of, and including, but not limited to RFID modules, baseband processing algorithm technology, applications software and realizations of several reader product designs.  The consideration paid by the Company on the closing date in connection with the merger consisted of cash in the amount of $3.0 million and 2,333,333 shares of the Company’s common stock valued at $8.2 million at the closing date.  Including acquisition costs of $230,000, the aggregate purchase price for the net assets of Telenexus totaled $11.4 million.  Of the closing consideration, cash in the amount of $500,000 and 333,333 shares of the Company’s common stock were held in escrow with respect to any indemnification matter under the merger agreement. The outstanding cash balance of the escrow account less any properly noticed unpaid or contested amounts was to be distributed within two days after October 28, 2005.  The Company released the full amount of the cash balance of the escrow account on October 31, 2005. The 333,333 shares in the escrow account less any shares for any properly noticed unpaid or contested amounts will be distributed within five days after July 28, 2006. The fair value of the Company’s common stock was determined based on the average closing price per share of the Company’s common stock over a five day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (January 31, 2005). In addition to the closing consideration, the sellers may be entitled to further compensation of up to $2.5 million in cash and up to 833,333 shares of the Company’s common stock if the Company achieves certain revenue targets by July 28, 2006.  Any change in the fair value of the net assets of Telenexus or any additional consideration to the sellers will change the amount of the purchase price allocable to goodwill.  The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141, and accordingly the Company’s consolidated financial statements from January 28, 2005 include the impact of the acquisition.

4.     GOODWILL AND INTANGIBLE ASSETS

In connection with the acquisition of the wireless infrastructure business and associated assets from EiC on June 18, 2004, the Company recorded $1.8 million of goodwill. Adjustments to the EiC goodwill subsequent to the EiC acquisition date, resulted from a $576,000 benefit from the termination settlement of the associated supply agreement with EiC and partially offset by $152,000 of additional registration statement related expenses.  In connection with the acquisition of Telenexus acquisition on January 28, 2005, the Company recorded $5.5 million of goodwill.  Adjustments to the Telenexus goodwill through January 2006, subsequent to the Telenexus acquisition date, resulted from collection of a previously unrecognized pre-acquisition accounts receivable partially offset by the write-off of a pre-acquisition accounts receivable and finalization of direct acquisition costs.  This goodwill was based upon the values assigned to the transactions at the time they were announced in accordance with SFAS 142. The changes in the carrying value of goodwill as of April 2, 2006 are as follows (in thousands):

	EiC	Telenexus	Total
Balance as of December 31, 2005	$1,405	$5,401	$6,806
Adjustments to goodwill	—	28	28
Balance as of April 2, 2006	$1,405	$5,429	$6,834

The Company periodically evaluates its goodwill in accordance with SFAS 142 for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, or significant negative industry or economic trends.  If these criteria indicate that the value of the goodwill may be impaired, an evaluation of the recoverability of the net carrying value is made.  Irrespective of the aforementioned circumstances where impairment indicators are present, the Company is required by SFAS 142 to test its goodwill for impairment at least annually.  The Company has chosen the end of its fiscal month of May as the date of its annual impairment test.

Intangible assets are recorded at cost, less accumulated amortization. During the quarter ended April 2, 2006, the Company determined that it would no longer use the Telenexus trademarks and trade names and would instead market its RFID products under the WJ Communications brand.  As such, the remaining unamortized balance of $637,000 was expensed as “Selling and administrative” which is reflected in the accompanying unaudited condensed consolidated statements of operations for the three month period ending April 2, 2006. The following tables present details of the Company’s purchased intangible assets (in thousands):

As of April 2, 2006:

Description	Useful Life	Gross	Accumulated Amortization	Net
EiC acquisition
Purchased developed technology	5 years	$200	$70	$130

Telenexus acquisition
Purchased developed technology	1.2 years	40	40	—
Customer relationships	7 years	900	151	749
Non-competition agreements	4 years	400	117	283

Total identified intangible assets		$1,540	$378	$1,162

As of December 31, 2005:

	Useful		Accumulated
Description	Life	Gross	Amortization	Net
EiC acquisition
Purchased developed technology.	5 years	$200	$60	$140

Telenexus acquisition
Purchased developed technology.	1.2 years	40	32	8
Customer relationships	7 years	900	118	782
Trademarks and trade names	12 years	700	54	646
Non-competition agreements	4 years	400	92	308

Total identified intangible assets		$2,240	$356	$1,884

In the three months ended April 2, 2006 and April 3, 2005, amortization of purchased intangible assets included in cost of goods sold was $18,000 and $16,000, respectively. In the three months ended April 2, 2006 and April 3, 2005, amortization of purchased intangible assets included in operating expense was approximately $66,000 and $49,000, respectively.  The intangible assets related to purchased developed technology is amortized to cost of goods sold.  The intangible assets related to customer relationships, trademarks and trade names and non-competition agreements with sales/engineering personnel are amortized to operating expense.  Amortization is computed using the straight-line method over the estimated useful life of the intangible asset. The Company expects that annual amortization of acquired intangible assets to be as follows (in thousands):

Fiscal year:	EiC	Telenexus	Total
2006 (remaining nine months)	$30	$171	$201
2007	40	229	269
2008	40	229	269
2009	20	136	156
2010	—	129	129
2011 and beyond	—	138	138
Total amortization	$130	$1,032	$1,162

5.     RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board No. 20 (“APB 20”), “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.  The Company adopted SFAS 154 in January 2006 and currently does not anticipate that it will have a significant effect on our financial statements or disclosures.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

6.     INVENTORIES

Inventories are stated at the lower of cost, using an average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. These write-downs amounted to $383,000 and $112,000 in the three month periods ended April 2, 2006 and April 3, 2005, respectively and $975,000 in the year ended December 31, 2005.  If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. Inventories at April 2, 2006 and December 31, 2005 consisted of the following (in thousands):

	April 2,	December 31,
	2006	2005
Finished goods	$1,451	$1,683
Work in progress	1,483	1,697
Raw materials and parts	1,206	1,446
	$4,140	$4,826

7.     CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company invests in a variety of financial instruments such as money market funds, commercial paper and high quality corporate bonds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. At April 2, 2006, Richardson Electronics, Ltd. and Celestica represented 38% and 17% of the total accounts receivable balance, respectively. At December 31, 2005, Richardson Electronics, ZTE Corporation and Celestica represented 32%, 15% and 13% of the total accounts receivable balance, respectively. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

8.     STOCK-BASED COMPENSATION

STOCK OPTION PLANS — The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests. The Company considers its option programs critical to its operation and productivity; essentially all of our employees participate. Currently, the Company grants options from the 1) 2000 Stock Incentive Plan, as amended, under which the Company may grant incentive awards in the form of options to purchase shares of the Company’s common stock, restricted shares, common stock and stock appreciation rights to participants, which include officers and employees and consultants, 2) the 2000 Non-Employee Director Stock Compensation Plan, as amended, under which options are granted to non-employee directors and 3) 2001 Employee Stock Incentive Plan under which the Company may grant incentive awards in the form of options to purchase shares of the Company’s common stock, restricted shares, common stock and stock appreciation rights to participants, which include employees which are not officers and directors of the Company and consultants.  The Company’s stock option plans provide that options granted will have a term of no more than 10 years and have vesting periods ranging from two to four years. The provisions of the stock option plans provide that under certain circumstances, such as a change in control, the achievement of certain performance objectives, or certain liquidity events, outstanding options may be subject to accelerated vesting.  As of April 2, 2006 the number of shares available for future grants under the above plans was 4,176,115.

Combined Incentive Plan Information

Option activity under the Company’s stock incentive plans in the three months ended April 2, 2006 is set forth below (in thousands except per share amounts):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Term
	Shares	Exercise Price	(in years)
Outstanding at December 31, 2005	9,366,759	$1.87
Grants	1,139,000	1.80
Exercised	(140,520)	.79
Forfeited/expired/cancelled	(90,772)	5.84
Outstanding at April 2, 2006	10,274,467	$1.85	5.25

The total intrinsic value of options exercised during the period was $243,000. The aggregate intrinsic value of options outstanding and options exercisable as of April 2, 2006 was $8.5 million and $3.7 million, respectively.  The intrinsic value is calculated as the difference between the market value as of April 2, 2006 and the exercise price of the shares that were in-the-money at April 2, 2006. The market value as of March 31, 2006 was $2.52 as reported by NASDAQ.

Restricted stock activity under the Company’s stock incentive plans in the three months ended April 2, 2006 is set forth below (in thousands except per share amounts):

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2005	430,560	$1.49
Grants	510,000	1.62
Vested	(41,664)	1.49
Forfeited/expired/cancelled	—	—
Unvested at April 2, 2006	898,896	$1.56

The total intrinsic value of restricted stock vested during the three months ended April 2, 2006 was $105,000. Based on the closing price of the Company common stock of $2.52 on March 31, 2006, the toal intrinsic value of all unvested restricted stock was $2.3 million.

EMPLOYEE STOCK PURCHASE PLAN (“ESPP”)— The Company has an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of the Company’s common stock at six-month intervals at 85% of fair market value (calculated in the manner provided under the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation.  The plan imposes certain limitations upon an employee’s right to acquire common stock such as no employee may be granted rights to purchase more than $25,000 worth of common stock for each calendar year in which such rights are at any time outstanding. At April 2, 2006, 546,574 shares were available for future issuance under this plan.

STOCK-BASED COMPENSATION — Beginning with the first quarter of fiscal 2006, the Company adopted SFAS 123R. See Note 1 for a description of our adoption of SFAS 123R. The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

The Company estimates the expected term of options granted by reviewing annual historical employee exercise behavior of option grants with similar vesting periods and the expected life assumptions of semiconductor peer companies.  The Company’s estimate of pre-vesting option forfeitures is based on historical pre-vest termination rates and those of semiconductor peer companies and it records stock-based compensation expense only for those awards that are expected to vest. The Company considered (along with its own actual experience) the forfeiture rates of semiconductor peer companies due to its lack of extensive history.  The Company’s volatility assumption is forecasted based on its historical volatility over the expected term. The Company bases the risk-free interest rate that it uses in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

Prior to the adoption of SFAS 123R, the Company recognized the estimated compensation cost of restricted stock over the vesting term. The estimated compensation cost is based on the fair value of the Company’s common stock on the date of grant. We will continue to recognize the compensation cost, net of estimated forfeitures, over the vesting term.

The assumptions used to value option grants and employee stock purchase rights are as follows:

	Three Months Ended
	April 2,	April 3,
	2006	2005
Employee Stock Option Plans
Fair value	$1.20	$1.65
Dividend yield	0.0%	0.0%
Volatility	85.52%	79.0%
Risk free interest rate at the time of grant	4.44%	3.78%
Expected term to exercise (in years from the grant date)	4.42	4.0

Employee Stock Purchase Plan
Fair value	$0.36	$0.65
Dividend yield	0.0%	0.0%
Volatility	57.67%	69.0%
Risk free interest rate at the time of grant	4.15%	2.19%
Expected term to exercise (in years from the grant date)	.49	.49

The following table presents details of stock-based compensation expense by functional line item:

	Three Months Ended
	April 2,	April 3,
	2006	2005

Cost of goods sold	$42	$21
Research and development	106	60
Selling and administrative	199	9
	$347	$90

The amounts included in the three months ended April 2, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The impact on basic and diluted net loss per share for the three months ended April 2, 2006 from the adoption of SFAS 123R was $.01.

At April 2, 2006, the Company’s net inventory balance includes $17,000 of capitalized stock compensation, all of which was capitalized during the quarter ended on that date due to it being the period of adoption of SFAS 123R.

The following table illustrates the effect on net loss and net loss per share had compensation cost for all of the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans, and amortized to expense over the vesting period of the awards consistent with the methodology prescribed under SFAS 123 and using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25 (in thousands, except per share amounts):

Three Months Ended
April 3, 2005

Reported net loss	$(7,684)
Add: Total stock-based employee compensation expense included in reported net loss	90
Deduct: Total stock-based employee compensation expense under fair value based method for all awards	(1,018)
Pro forma net loss	$(8,612)

Net loss per basic and diluted share
As reported	$(0.12)
Pro forma	$(0.14)

The adoption of SFAS 123R will continue to have an adverse impact on the Company’s reported results of operations, although it will have no impact on its overall financial position. As of April 2, 2006, there was $2.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees and non-employee members of the Board of Directors.  If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards to employees or assumes unvested equity awards in connection with acquisitions.

9.     NET LOSS PER SHARE CALCULATION

Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods. The net loss per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended
	April 2,	April 3,
	2006	2005

Net loss	$(2,423)	$(7,684)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	65,707	63,027

Basic and diluted net loss per share	$(0.04)	$(0.12)

For the three months ended April 2, 2006, the incremental shares from the assumed exercise of 10,274,467 of the Company’s stock options outstanding and 113,571 shares related to contributions under the Employee Stock Purchase Plan for pending purchases were excluded from the calculation of diluted earnings per share because operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive. For the three months ended April 3, 2005, the incremental shares from the assumed exercise of 13,482,702 of the Company’s stock options outstanding and 119,700 shares related to contributions under the Employee Stock Purchase Plan for pending purchases were excluded from the calculation of diluted earnings per share because operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive.

10.  RESTRUCTURING CHARGES

During fiscal 2002 and 2001, the Company recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing our business. Such charges were established in accordance with Emerging Issues Task Force Issue 94-3 (“EITF 94-3”) “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” These charges include abandoned leased properties comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and asset impairment charges on tenant improvements deemed no longer realizable as detailed in Note 14 of the Company’s Annual Report on Form 10-K as of December 31, 2005. In determining these estimates, the Company makes certain assumptions with regards to our ability to sublease the space and reflect offsetting assumed sublease income in line with our best estimate of current market conditions.  There were no changes in the estimated liability for the three month periods ended April 2, 2006 and April 3, 2005 other than payments against those amounts previously accrued.  As of April 2, 2006, the maximum potential amount of the lease loss for these properties is $17.4 million which is partially offset by $485,000 of minimum sublease income commitments under noncancellable sublease rental agreements and $710,000 of estimated net sublease income.

The following table summarizes the historical restructuring accrual activity recorded during the years 2001 though April 2, 2006 (in thousands):

	Q3 2001
	Restructuring
	Plan	Q3 2002 Restructuring Plan			Q4 2002 Restructuring Plan
		Workforce		Asset	Workforce		Asset
	Lease Loss	Reduction	Lease Loss	Impairment	Reduction	Lease Loss	Impairment	Total

Q3 2001 charge to expense	$9,797	$—	$—	$—	$—	$—	$—	$9,797
Non-cash charges (1)	(2,503)	—	—	—	—	—	—	(2,503)
Cash payments	(463)	—	—	—	—	—	—	(463)
Balance at December 31, 2001	6,831	—	—	—	—	—	—	6,831

Q3 2002 charge to expense	—	507	13,841	4,087	—	—	—	18,435
Q4 2002 charge to expense	—	—	—	—	279	4,285	4,277	8,841
2002 additional charge	6,283	—	674	—	—	—	—	6,957
Non-cash charges (2)	(22)	—	(2,930)	(4,087)	—	—	(4,277)	(11,316)
Cash payments	(1,002)	(437)	(290)	—	—	—	—	(1,729)
Balance at December 31, 2002	12,090	70	11,295	—	279	4,285	—	28,019

2003 additional charge (credit)	203	(21)	(23)	151	—	(364)	—	(54)
Non-cash charges	—	—	(15)	(151)	—	—	—	(166)
Cash payments	(782)	(49)	(1,316)	—	(26)	—	—	(2,173)
Balance at December 31, 2003	11,511	—	9,941	—	253	3,921	—	25,626

2004 additional charge (credit)	538	—	(377)	—	(85)	(3,921)	—	(3,845)
Non-cash charges	12	—	30	—	—	—	—	42
Cash payments	(1,003)	—	(1,233)	—	(168)	—	—	(2,404)
Balance at December 31, 2004	11,058	—	8,361	—	—	—	—	19,419

2005 additional charge (credit)	—	—	—	—	—	—	—	—
Non-cash charges	46	—	8	—	—	—	—	54
Cash payments	(1,420)	—	(1,277)	—	—	—	—	(2,697)
Balance at December 31, 2005	9,684	—	7,092	—	—	—	—	16,776

2006 additional charge (credit)	—	—	—	—	—	—	—	—
Non-cash charges	(18)	—	1	—	—	—	—	(17)
Cash payments	(302)	—	(318)	—	—	—	—	(620)
Balance at April 2, 2006	$9,364	$—	$6,775	$—	$—	$—	$—	$16,139

(1)   Non-cash charges related to the Q3 2001 Restructuring Plan lease loss represents $2.5 million of tenant improvements deemed no longer realizable.

(2)   Non-cash charges related to the Q3 2002 Restructuring Plan lease loss represents $3.2 million of tenant improvements deemed no longer realizable net of a $310,000 write-off of accrued deferred rent.

Of the accrued restructuring charge at April 2, 2006, the Company expects $3.1 million of the lease loss to be paid out over the next twelve months. As such, this amount is recorded as a current liability and the remaining $13.0 million to be paid out over the remaining life of the lease of approximately four years is recorded as a long-term liability.

11.  BUSINESS SEGMENT REPORTING

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

Sales to individual customers representing greater than 10% of Company consolidated sales during at least one of the periods presented are as follows (in thousands):

	Three Months Ended
	April 2,	April 3,
	2006	2005

Richardson Electronics, Ltd (1)	$5,419	$3,667
Celestica	2,212	1,054

(1)   Richardson Electronics Ltd. is the sole worldwide distributor of the Company’s complete line of RF semiconductor products.

Sales to unaffiliated customers by geographic area are as follows (in thousands):

	Three Months Ended
	April 2,	April 3,
	2006	2005

United States	$5,971	$4,791
Export sales from United States:
China	1,963	1,631
Thailand	1,264	458
Europe	1,128	308
Other	2,015	586
Total	$12,341	$7,774

Long-lived assets located outside of the United States are insignificant.

12.  INCOME TAXES

The Company in accordance with SFAS No. 5 “Accounting for Contingencies” has established certain reserves for various federal, state and international income tax exposures.  During the quarter ended April 2, 2006, the Company recorded a tax benefit of $1.3 million resulting from a revision of its estimated tax liability based on the statute of limitations expiration of certain estimated state tax exposures during April 2006.  As of April 2, 2006 the balance of the contingent income tax liability is $500,000.

13.  CONTINGENCIES

Environmental Remediation

Our current operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination.   The Company has an accrued liability of $66,000 as of April 2, 2006 to offset estimated program oversight, remediation actions and record retention costs.  Expenditures charged against the provision totaled $0 and $0 for the three month periods ended April 2, 2006 and April 3, 2005, respectively.

The Company continues to be in compliance with the remedial action plans being monitored by various regulatory agencies at its former Palo Alto and Scotts Valley sites.  The Company has entered into funded fixed price remediation contracts and obtained cost-overrun and unknown pollution conditions insurance coverage.  The Company believes that it is remote that it would incur any liability beyond that which it has recorded.  The Company does ultimately retain responsibility for these environmental liabilities in the unlikely event that the environmental firm and the insurance company do not meet their obligations.

With respect to our remaining current or former production facilities, either no contamination of significance has been identified or reported to us or the regulatory agency involved has granted closure with respect to the identified contamination. Nevertheless, we may face environmental liabilities related to these sites in the future.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other disclosures included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 31, 2006. Except for historic actual results reported, the following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. See “Special Notice Regarding Forward-looking Statements” above and the “Risk Factors” section of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 31, 2006 for a discussion of certain factors that could cause future actual results to differ from those described in the following discussion.

OVERVIEW

We are a radio frequency (“RF”) semiconductor company providing RF product solutions worldwide to communications equipment companies. We design, develop and manufacture innovative, high performance products for both current and next generation wireless and wireline networks, and RF identification (“RFID”) systems. Our RF product solutions are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which address the radio frequency challenges of these various systems.  We currently generate the majority of our revenue from our products utilized in wireless and wireline networks.  Our revenue from our products used in RF identification systems represents a less significant portion of our current revenue, however, we believe these systems represents a future growth opportunity.  The RF challenge is to create product designs that function within the unique parameters of various wireless system architectures. Our solution is comprised of design expertise, advanced device technology and manufacturability. Our communications products are used by telecommunication and broadband cable equipment manufacturers supporting and facilitating mobile communications, enhanced voice services and data and image transport. Our objective is to be the leading supplier of innovative RF semiconductor products.

We have augmented our existing technology base and design capabilities from time to time through acquisitions.  On January 28, 2005, we acquired Telenexus, Inc. (“Telenexus”), which designs, develops, manufactures and markets radio frequency identification reader products for a broad range of industries and markets. We believe the addition of Telenexus’ RFID products and technology will allow us to continue to enhance our RFID reader offerings to further capitalize on the market opportunity. On June 18, 2004, we completed our acquisition of the wireless infrastructure business and associated assets from EiC Corporation, a California corporation, and EiC Enterprises Limited (together “EiC”).  We believe that the addition of EiC’s technical expertise further enhances our strategy of offering customers what we believe to be industry leading products for the wireless infrastructure market.

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

Our principal executive offices are located at 401 River Oaks Parkway, California 95134, and our telephone number at that location is (408) 577-6200. Our Internet address is www.wj.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or SEC, filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The information contained on our website is not intended to be part of this report. Our common stock is listed on The Nasdaq National Market (“NASDAQ”) and traded under the symbol “WJCI”.

Acquisitions

We have completed two acquisitions in connection with the implementation of our business strategy to acquire and develop new and complementary technologies.

On January 28, 2005 we completed our acquisition of Telenexus, Inc. (“Telenexus”).  Telenexus designs, develops, manufactures and markets radio frequency identification (“RFID”) reader products for a broad range of industries and markets.  We purchased all of the assets necessary for the conduct of the RFID business of Telenexus, consisting primarily of, and including, but not limited to RFID modules, baseband processing algorithm technology, applications software and realizations of several reader product designs.  The consideration we paid on the closing date in connection with the merger consisted of cash in the amount of $3.0 million, which was paid out of our cash reserves on the closing date, and 2,333,333 shares of our common stock valued at $8.2 million at the closing date.  Including acquisition costs of $230,000, the aggregate purchase price for the net assets of Telenexus totaled $11.4 million.  Of the closing consideration, 333,333 shares of our common stock continue to be held in escrow with respect to any indemnification matter under the merger agreement. The 333,333 shares in the escrow account less any shares for any properly noticed unpaid or contested amounts will be distributed within five days after July 28, 2006.  In addition to the closing consideration, the sellers may be entitled to further compensation of up to up to $2.5 million in cash and up to 833,333 shares of our common stock if we achieve certain revenue targets by July 28, 2006.  Any change in the fair value of the net assets of Telenexus or any additional consideration to the Shareholders will change the amount of the purchase price allocable to goodwill.  The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”).

On June 18, 2004, we completed our acquisition of the wireless infrastructure business and associated assets from EiC Corporation, a California corporation and EiC Enterprises Limited (together “EiC”). The aggregate purchase price was $13.3 million. In connection with the acquisition, $1.5 million in cash and 294,118 shares of common stock were held in escrow as security against certain financial contingencies. On March 30, 2005, we made a claim against the escrow account for unpaid invoices issued under the supply agreement.  We received those funds on May 4, 2005.  The uncontested amount was released to EiC on April 5, 2005 per the escrow agreement and the residual balance of the $1.5 million was released to EiC on May 4, 2005.  On March 24, 2006 we made a claim against 147,059 of the remaining 294,118 shares in the escrow account pending resolution of claims made by a vendor regarding a pre-acquisition contract.  The remaining uncontested 147,059 shares have been released from escrow.

The original EiC acquisition agreement contained contingency clauses which could have required us to pay further compensation of up to $14.0 million if specific revenue and gross margin targets are achieved by March 31, 2005 and March 31, 2006.  With respect to the EiC transaction $7.0 million of additional compensation related to the period ended March 31, 2005. We have calculated that the revenue and the gross margin targets were not met for the period ending March 31, 2005, which was provided to EiC on May 31, 2005.  EiC subsequently notified us that it disagreed with our conclusions. While we believe EiC’s assertions are without merit and we have notified EiC of such, there can be no assurance as to the eventual outcome of this matter. The remaining $7.0 million of additional compensation relates to the period ended March 31, 2006 and we have determined that the revenue targets were also not met for this period. We have communicated our conclusion to EiC and they have thirty days to review and possibly contest our calculation. The $7.0 million would have been payable 10% in cash and, at our election, 90% in shares of our common stock. If the targets were fully attained and we elected to pay in shares of common stock, the number of additional shares issued would have been 2,540,323 computed at $2.48 per share which represents the average closing price of our stock on NASDAQ during the ten day period prior to the end of the earnout period.  If EiC had received such consideration, the amounts would have been recorded as an increase to goodwill. The fair value of our common stock was determined based on the average closing price per share of our common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (June 21, 2004). The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”).

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

Effective for our second quarter ended July 3, 2005, we changed the application of our revenue recognition policy regarding our distributors. We had previously recognized revenue upon shipment to our distributors less estimated reserves for distributor right of return, authorized price reductions for specific end-customer sales opportunities and price protection based on known events and historical trends. Effective for our second quarter ended July 3, 2005, we recognize revenue from our distribution channels when our distributors have sold the product to the end customer.  Historically, we have received stock rotation requests from our distributors that were within the amounts estimated and contractually allowed with only one exception of an insignificant amount.  However, the request for stock rotation during our second quarter ended July 3, 2005 was higher than the amount contractually allowed.  Our management, with the concurrence of our Audit Committee, believes the increasing percentage of new products introduced by us makes it likely that stock rotation reserves will continue to be difficult to estimate based on historical patterns and contractual provisions. Based on this change in facts and circumstances and our management’s future expectations, we believe that we can no longer reasonably estimate the amount of future returns from our distributors as of July 3, 2005.  Accordingly, beginning in our second quarter of 2005, recognition of revenue and associated cost of sales on shipments to distributors is deferred until the resale to the end customer.  This change in application resulted in a $4.1 million revenue deferral in our second quarter of 2005. Although revenue is deferred until resale, title of products sold to distributors transfers upon shipment.  Accordingly, shipments to distributors are reflected in the consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment.  Deferred revenue and the corresponding cost of sales on shipments to distributors are reflected in the consolidated balance sheet on a net basis as “Deferred margin on distributor inventory.”  For further discussion, see Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Through the quarter ended April 3, 2005, revenues from our distributors were recognized upon shipment based on the following factors:  our sales price is fixed or determinable by contract at the time of shipment, payment terms are fixed at shipment and are consistent with terms granted to other customers, the distributor has full risk of physical loss, the distributor has separate economic substance, we have no obligation with respect to the resale of the distributor’s inventory, and we believed we could reasonably estimate the potential returns from our distributor based on their history and our visibility in the distributor’s success with its products and into the market place in general.  In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 48 “Revenue Recognition When Right of Return Exists”, we accrued a reserve based on our reasonable estimate of future returns based on historical trends and contractual limitations. Per contractual agreement, the distributor may return product three times per year under the following conditions:  the total value of inventory returned shall not exceed an amount equal to 5% of the total value of the distributor’s stock on hand of our products as reported in the prior month’s inventory report, the inventory is returned no earlier than 6 months and no later than 24 months from the date of the original invoice date and the product’s packaging has not been opened or any alteration or modification has been performed on the part.  Due to our change in application of our revenue recognition policy regarding our distributors, we no longer accrue a distributor stock rotation reserve.  As of April 3, 2005, our distributor stock rotation reserve was $178,000.

Beginning in September 2003, we entered into a program where the distributor would receive a credit if it sold specific product at a reduced price to specific end-customers pre-authorized by us.  We maintain a log of all such pre-authorized price reductions which we accrue as a reduction to revenue in the period that the pre-authorization occurs per issue 4 of EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  Through the quarter ended April 3, 2005, the Ship & Debit Allowance was offset solely by an offset to revenue.  Since we began recognizing revenue from our distribution channels only when our distributors have sold the product to the end customer, the Ship & Debit allowance will offset revenue only when the products with pre-authorized price reductions have shipped to the end-customer otherwise it will offset “Deferred margin on distributor inventory.”  As of April 2, 2006 and April 3, 2005, our Ship & Debit Allowance was $105,000 and $14,000, respectively.

If we reduce the prices of our products as negotiated with the distributor, the distributor may receive a credit for the difference between the price paid by the distributor and the reduced price on applicable unsold products remaining in the distributor’s inventory on the effective date of the price reduction assuming that inventory is less than 24 months old as determined by the original invoice date.  When we recognized revenue upon shipment to our distributors, we reserved for distributor price protection per issue 4 of EITF 01-9 based on specific identification of our initiated price reductions and the associated reported distributor inventory.  There were no such price reductions in quarters ended April 2, 2006 or April 3, 2005.

We may enter into contracts to perform research and development for others meeting the requirements of Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”.  Revenue under these development agreements is recognized when applicable contractual non-refundable milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion accounting method based on the actual physical completion of work performed and the ratio of costs incurred to total estimated costs to complete the contract in accordance with Accounting Research Bulletin 45 “Long-Term Construction Type Contracts” using the relevant guidance in the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Given the duration and nature of these development contracts, we believe that recognizing revenue under the percentage completion method best represents the legal and economic results of contract performance on a timely basis.  Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. These development contracts with customers have enabled us to accelerate our own product development efforts. Such development revenues have only partially funded our product development activities, and we generally retain ownership of the products developed under these arrangements. As a result, we classify all development costs related to these contracts as research and development expenses. The achievement of contractual milestones is evidenced by written documentation provided by the customer in accordance with the applicable terms and conditions of each contract.  In any period, progress on the contract is based on input measures (direct labor dollars, direct material costs and direct outside processing costs) in the ratio of costs incurred to total estimated costs.  Estimated costs to complete are provided by engineering personnel directly involved in the development program and are reviewed by management and finance personnel for reasonableness given the known facts and circumstances.  A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on our results of operations. If we bill the customer prior to performing services under the development agreement, the amounts are recorded as deferred revenue.  We recorded revenue of $164,000 and $167,000 under development agreements in April 2, 2006 and April 3, 2005, respectively.  Our balance of deferred revenue at April 2, 2006 is $101,000.

Stock –based Compensation

We adopted the provisions of, and account for stock-based compensation in accordance with, SFAS 123R effective January 1, 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We estimate the expected term of options granted by reviewing annual historical employee exercise behavior of option grants with similar vesting periods and the expected life assumptions of semiconductor peer companies.  Our estimate of pre-vesting option forfeitures is based on historical pre-vest termination rates and those of semiconductor peer companies and we record stock-based compensation expense only for those awards that are expected to vest. We considered (along with our own actual experience) the forfeiture rates of semiconductor peer companies due to our lack of extensive history.  Our volatility assumption is forecasted based on our historical volatility over the expected term. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating loss, net loss and net loss per share.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

The guidance in SFAS 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

See Notes 1 and 8 to the unaudited condensed consolidated financial statements for further information regarding the SFAS 123R disclosures.

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

Income Taxes

The Company in accordance with SFAS No. 5 “Accounting for Contingencies” has established certain reserves for various federal, state and international income tax exposures.  The reserves represent our best estimate of the probable amount for our liability of income taxes, interest and penalties. The actual liability could differ significantly from the amount of the reserve, which could have a material effect on our results of operations. The tax benefit for the quarter ended April 2, 2006 of $1.3 million resulted from a revision of our estimated tax liability based on the statute of limitations expiration of certain estimated state tax exposures during April 2006.

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

Restructuring

During fiscal 2002 and 2001, we recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing our business. Such charges were established in accordance with Emerging Issues Task Force Issue 94-3 (“EITF 94-3”) “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” These charges include abandoned leased properties comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and asset impairment charges on tenant improvements deemed no longer realizable. In determining these estimates, we make certain assumptions with regards to our ability to sublease the space and reflect offsetting assumed sublease income in line with our best estimate of current market conditions. Should there be a further significant change in market conditions, the ultimate losses on these could be higher and such amount could be material. Except for changes in the sublease estimates we have made from time to time, actual results to date have been consistent, in all material respects, with our assumptions at the time of the restructuring charges.

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

CURRENT OPERATIONS

For The Period Ended April 2, 2006 Compared to April 3, 2005

Sales – We recognized $12.3 million and $7.8 million in sales for the three months ended April 2, 2006 and April 3, 2005, respectively. Total sales increased 59% due to the substantial increase in demand for our products in the the wireless infrastructure market particularly related to the growth of 3G systems. This increased demand was particularly strong in Asia where sales increased 82% (particularly China, Thailand, Hong Kong and Korea) and Europe where sales increased 266%.  Over the comparable three month periods, we have experienced an approximate 8% decrease in the average selling price of our semiconductor products due to competitive pressure.  Units shipped during the three months ended April 2, 2006 increased to 6.6 million units from 3.4 million units in the three months ended April 3, 2005.

Cost of Goods Sold – Our cost of goods sold for the three months ended April 2, 2006 was $6.0 million, an increase of $1.7 million or 38% as compared with cost of goods sold of $4.3 million in the three months ended April 3, 2005.  During the three months ended April 3, 2006, cost of goods sold were 49% as a percentage of sales which compares to 56% in the corresponding prior year period.  The decrease in our cost of goods sold as a percentage of sales during the three months ended April 2, 2006 reflects a favorable change in our product sales mix to higher margin semiconductor products.  The three months ended April 3, 2005 product sales mix had a greater percentage of our HBT semiconductors (including our ECM168 12V power amplifier recently introduced at that time) which had not yet achieved as high a margin as our pre-existing semiconductor product families.  The increase in cost of goods sold in the three months ended April 2, 2006 is related to increased direct and variable indirect costs due to our increased sales over the corresponding prior year period.

We continue to experience unabsorbed overhead costs related to underutilization of our wafer fabrication facility. While prior restructuring programs have mitigated some of our unabsorbed overhead through the write down of excess facilities and equipment, we still have fixed manufacturing costs that these efforts will not impact until we can further reduce excess capacity. We typically generate a lower gross margin on new product introductions which we expect to be a higher percentage of our sales mix going forward. Over time, we typically become more efficient relative to new products through learning and increased volumes as well as through improved yields. New product lines also contain a greater degree of inventory risk due to uncertainty regarding a lack of visibility and predictability of customer demand and potential competition.

Research and Development – Our research and development expense for the three months ended April 2, 2006 was $5.1 million, an increase of $356,000 or 8% as compared with research and development expense of $4.7 million in the three months ended April 3, 2005.  The increase in expense in the three months ended April 2, 2006 was principally related to additional effort on engineering development agreements, increased spending on design consulting services and engineering wafer processing at outside foundries and $106,000 of stock compensation expense related to the adoption of SFAS 123R. During the three months ended April 2, 2006, research and development expenses were 41% as a percentage of sales which compares to 61% in the corresponding prior year period. As a percentage of sales, the decrease in research and development expense in 2006 primarily reflects the increase in sales in the same relative period. In the second quarter of 2006 we expect research and development spending to be lower due to lower projected material charges.  Product research and development is essential to our future success and we expect to continue to make investments in new product development and engineering talent. For the remainder of 2006 we will focus our research efforts and resources on RF semiconductor development targeting multiple potential growth markets such as RFID while expanding our addressable market opportunities in wireless communications and broadband cable. We will also explore process capabilities of third party foundries and develop products under new process technologies such as SiGe BiCMOS.

Selling and Administrative – Selling and administrative expense for the three months ended April 2, 2006 was $5.2 million or 42% of sales, an increase of $2.0 million or 63% as compared with selling and administrative expense of $3.2 million or 41% of sales in the three months ended April 3, 2005.  The increase in expense primarily resulted from a $637,000 charge related to our decision to cease the use of the Telenexus trademark and trade names intangible asset in favor of using the WJ Communications brand to market our RFID products, $660,000 in professional service costs associated with a special project conducted on behalf of our audit committee and completed during the quarter ended April 2, 2006 with no material issues, $199,000 of stock compensation expense related to the adoption of SFAS 123R,

$189,000 in recruiting fees, $178,000 in marketing/strategy consulting and $60,000 increase in accounting fees to complete our 2005 audit.  As a percentage of sales, the increase in selling and administrative expense in 2006 reflects the factors noted above as well as being partially offset by the increase in sales in the same relative period.  In the second quarter of 2006 we expect to incur a severance charge of approximately $750,000 related to anticipated reduction in personnel.

Acquired In-process Research and Development Expenses – During the first quarter of 2005, $3.4 million of the purchase price for the acquisition of Telenexus, Inc. was allocated to acquired in-process research and development (“IPRD”). Projects that qualify as in-process research and development are expensed as they represent projects that have not yet reached technological feasibility and have no future alternative use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is minimal remaining risk relating to the development which these projects did not possess at the time of the acquisition. The value assigned to IPRD expense comprised the following projects:  multi-protocol readers ($1.3 million), Smart readers ($900,000) and Class 3 readers ($1.2 million).  We continue to work on the development of these projects.  As of April 2, 2006, the estimated aggregate cost to complete these projects was $266,000, $959,000 and $643,000, respectively which is expected to occur during remainder of 2006. The value of these projects was determined by estimating the discounted net cash flows from the anticipated sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project.  The assumptions consisted of expected completion dates for the IPRD projects, estimated costs to complete the projects, and revenue and expense projections for the products once they would have entered the market.

The nature of the efforts to develop the acquired in-process research and development into commercially viable products principally relates to the completion of all prototyping and testing activities that are necessary to establish that the product can meet its design specification including function, features and technical performance requirements. Therefore, the amount allocated to in-process research and development was charged to operations during the first quarter of 2005.

Interest Income – Interest income represents interest earned on cash equivalents and short-term available-for-sale investments. Our interest income in the three months ended April 2, 2006 was $292,000, an increase of $52,000 or 22% as compared with interest income of $240,000 in the three months ended April 3, 2005.  This relative dollar increase in both comparative periods resulted from an increase in interest rates offsetting a decrease in average funds available for investment.

Interest Expense – Our interest expense for the three months ended April 2, 2006 was $30,000, an increase of $7,000 or 30% as compared with interest expense of $23,000 for the three months ended April 3, 2005.  Interest expense for all periods relates to maintenance fees associated with our revolving credit facility and outstanding letters of credit.

 Income Tax Benefit – During the quarter ended April 2, 2006, we recorded a tax benefit of $1.3 million resulting from a revision of our estimated tax liability based on the statute expiration of certain estimated state tax exposures during April 2006.  Beginning in 2002, it was determined that it was not more likely than not that any additional deferred tax assets would be realized through the application of carryforward claims.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at April 2, 2006 totaled $28.3 million, a decrease of $1.9 million or 6% compared to the balance of $30.2 million at December 31, 2005.

On December 27, 2005, we entered into the fourth amendment (the “Amendment”) to our Amended and Restated Loan and Security Agreement between Comerica Bank and us dated September 23, 2003 and as amended June 13, 2005, July 12, 2005 and September 28, 2005.  The effective date of the Amendment is December 22, 2005.  Under the new terms, the revolving credit facility (“Revolving Facility”) provides for a maximum credit extension of $10.0 million, with a $5.0 million sub-limit to support letters of credit, a $250,000 sub-limit for foreign exchange transactions and a $200,000 sub-limit for corporate credit cards. The Revolving Facility matures on December 21, 2006.  Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 2.0% or Prime. The Revolving Facility requires us to maintain certain financial ratios and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission.  The Revolving Facility is secured by substantially all of our assets. We were in compliance with the covenants as of April 2, 2006. As of April 2, 2006 and April 3, 2005, there were no outstanding borrowings under the Revolving Facility. We have letters of credit of $3.2 million available as of April 2, 2006 against which no amounts have been drawn.

Net Cash Used in Operating Activities – Net cash used in operations was $1.6 million and $1.7 million in the three months ended April 2, 2006 and April 3, 2005, respectively. Net loss in the three months ended April 2, 2006 and April 3, 2005 was $2.4 million and $7.7 million, respectively.

The most significant cash item impacting the difference between net loss and cash flows used in operations in the first three months of 2006 was $151,000 used by working capital. The $151,000 used by working capital primarily relates to a  $620,000 decrease in restructuring liabilities and a $429,000 decrease in accruals and accounts payable which were partially offset by a $703,000 decrease in inventories. The $620,000 decrease in restructuring liabilities primarily relates to payments against the remaining lease loss accrual.  The $429,000 decrease in accruals and payables primarily relates to the timing of our bi-weekly payroll relative to our quarter end. The $703,000 decrease in inventories resulted from decreased cycle time in our wafer fabrication process.  Non-cash items included in net loss in the three months ended April 2, 2006 included $1.3 million related to a decrease in our income tax liability, $813,000 of depreciation and amortization, $637,000 charge for the impairment of an intangible asset, $384,000 of prepaid amortization (including insurance and taxes) and $347,000 of stock based compensation expense.  The $1.3 million decrease in our income tax liability resulted from a revised estimate based on the statute expiration of certain estimated state tax exposures during April 2006.

The most significant cash item impacting the difference between net loss and cash flows used in operations in the first three months of 2005 was $1.2 million provided by working capital. The $1.2 million provided by working capital primarily relates to a $1.4 million decrease in receivables and a $844,000 decrease in other assets which was partially offset by a $718,000 decrease in restructuring liabilities. Our receivables decreased $1.4 million as our shipments for the quarter ended April 3, 2005 were more evenly distributed allowing for increased collections within the quarter. The $844,000 decrease in other assets resulted from the collection during the quarter of interest receivable (mainly purchased interest) related to our investment in marketable securities and short-term available-for-sale investments. The $718,000 million decrease in restructuring liabilities primarily relates to payments against the remaining lease loss accrual. Non-cash items included in net loss in the three months ended April 3, 2005 included $968,000 of depreciation and amortization and $3.4 million of IPRD related to our acquisition of Telenexus, Inc.

Net Cash Provided by Investing Activities – Net cash provided by investing activities was $4.2 million and $1.7 million in the three months ended April 2, 2006 and April 3, 2005, respectively.  In the first three months of 2006, we realized $11.6 million in proceeds from the sale and maturities of our short-term investments which was partially offset by $7.1 million used to purchase short-term investments and $383,000 to invest in property, plant and equipment.  In the first three months of 2005, we realized $13.4 million in proceeds from the sale and maturities of our short-term investments which was partially offset by $8.4 million used to purchase short-term investments and $3.1 million to acquire Telenexus, Inc. including associated acquisition costs. During 2006, we expect to invest approximately $2.0 million to $3.0 million in capital expenditures of which $383,000 was purchased in the first three months. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so throughout 2006.

In conjunction with our recent acquisitions, we may be required to pay further consideration in the EiC acquisition of up to $7.0 million in cash (10%) and shares (90%) if specific revenue targets were achieved by March 31, 2006 and in the Telenexus acquisition, of up to $2.5 million in cash and up to 833,333 shares if certain revenue targets are achieved by July 28, 2006.  We expect to fund these payments, if earned, from our cash, cash equivalents and short-term investments, cash flows and borrowings to the extent available.  Regarding the EiC additional compensation, we have determined that the revenue targets were not met for this period. We have communicated our conclusion to EiC and they have thirty days to review and possibly contest our calculation.

Net Cash Provided by Financing Activities – Net cash provided by financing activities totaled $45,000 and $303,000 in the three months ended April 2, 2006 and April 3, 2005, respectively.  In the first three months of 2006, we received net proceeds of $112,000 from the sale of our common stock to employees through our option plans which was partially offset by $35,000 used to repurchase our common stock from employees to cover the income tax withholdings and $32,000 of financing costs associated with our revolving credit facility.  In the first three months of 2005, we received net proceeds of approximately $346,000 from the sale of our common stock to employees through our option plans which was partially offset by $43,000 of financing costs associated with our revolving credit facility.

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

Contractual Obligations

Our contractual obligations and the effect those obligations are expected to have on our liquidity and cash flows are set forth in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our annual report on Form 10-K for the year ended December 31, 2005. There have been no material changes to the disclosures therein in the three months ended April 2, 2006.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements except for certain operating leases discussed in Note 12 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

		Weighted
	Expected Maturity	Average Interest
Expected Maturity Dates	Amounts	Rate
	(in thousands)
Cash equivalents:
2006	$15,668	4.36%
Short-term investments:
2006	11,506	4.54%
Fair value at April 2, 2006	$27,174

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

We previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005 that in our fourth quarter ended December 31, 2005, a material weakness was identified in the operating effectiveness of the controls over the determination of excess and obsolete inventory and the related valuation adjustments resulting in an audit adjustment to reduce inventory and increase cost of goods sold.  The error occurred in our fourth quarter of 2005 and was corrected in the same period.  This material weakness arose from our failure to consider all current business conditions in determining the salability of our current inventory.

We made substantial progress toward remediation of this material weakness in the first quarter of 2006 by strengthening our disclosure control procedures to ensure that information relevant to our evaluation of potential excess and obsolete inventory is available to ascertain any effect on our financial statements in the appropriate reporting period.  Specifically, we require the participation of sufficiently knowledgeable operations, sales and finance personnel in the review of our inventory on an item by item basis whenever current inventory levels exceed our current build plans or available sales forecasts.  Previously, finance personnel identified potential excess and obsolete inventory and then discussed these inventory items with other functional departments for their input as to the risks and possible uses.  Under the revised procedures, operations, sales and finance personnel jointly review all inventory to identify potential excess and obsolete inventory and determine the appropriate actions.  Operations and sales personnel have a detailed understanding and current information regarding customer demand, build plans, obsolescence and the salability of our products.  The resulting analysis is then reviewed and approved by executive management.  While we have taken these steps, we believe that there are other remedial actions we need to take in order to correct the material weakness and strengthen our internal control over financial reporting during our second quarter of 2006.  We are currently employing compensating controls to ensure that we fairly present in all material respects the financial condition, results of operations and cash flows until this material weakness is remediated.

PART II — OTHER INFORMATION

Item 1A.  RISK FACTORS

You should carefully consider the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 31, 2006 and described herein below before making an investment in our securities.  Set forth below are the specific risk factors which have been updated to reflect material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2005 in response to Item 1A. to Part I of Form 10-K.  There have been no other material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2005.  The forward-looking statements in this Quarterly Report on Form 10-Q involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the risks we have described in the “Risk Factors” section and elsewhere in our SEC filings actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

We have a history of losses, we may incur future losses, and if we are unable to achieve profitability our business will suffer and our stock price may decline.

We have not recorded operating income since 1999, our operating losses have been increasing and we may not be able to achieve revenue or earnings growth or obtain sufficient revenue to sustain profitability. In the three months ended April 2, 2006 our sales were $12.3 million and we incurred an operating loss of $4.0 million compared to sales of $7.8 million and an operating loss of $7.9 million for the three months ended April 3, 2005.  In addition, our sales for 2005 were $31.6 million and we incurred an operating loss of $22.1 million compared to sales of $32.3 million and an operating loss of $17.3 million for 2004.  Our accumulated deficit was $176.6 million at April 2, 2006.

We expect that reduced end-customer demand compared to our prior history will, and other factors could, adversely affect our operating results in the near term, and we anticipate incurring additional losses in the future. Other factors that could negatively impact our results include, but are not limited to:

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

We may incur losses for the foreseeable future, particularly if our revenues do not increase substantially or if our expenses increase faster than our revenues. In order to return to profitability, we must achieve substantial revenue growth and reduce expenses, and we currently face an environment of uncertain demand in the markets our products address.

We depend on Richardson Electronics, Ltd. for distribution of our RF semiconductor products and the loss of this relationship could materially reduce our sales.

Richardson Electronics, Ltd. is the sole worldwide distributor of our complete line of RF semiconductor products. This sole distributor is our largest semiconductor customer, and our sales to Richardson Electronics, Ltd. represent 44% and 47% of our total sales for the three months ended April 2, 2006 and April 3, 2005, respectively.  We cannot assure you that this exclusive relationship will improve sales of our semiconductor products or that it is the most effective method of distribution.  If

Richardson Electronics, Ltd. fails to successfully market and sell our products, our semiconductor sales could materially decline. Our agreement with this distributor does not require it to purchase our products and is terminable at any time. If this distribution relationship is discontinued, our RF semiconductor sales could decline significantly.

We depend upon a small number of customers that account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a reduction of sales.

We depend on a small number of customers for a majority of our sales. We currently have two customers, Richardson Electronics, Ltd. and Celestica, Inc., which each accounted for more than 10% of our sales and in aggregate accounted for 62% of our sales for the three months ended April 2, 2006.  We had two customers, Richardson Electronics and Celestica, which each accounted for more than 10% of our sales and in aggregate accounted for 61% of our sales for the three months ended April 3, 2005.  Sales to Richardson Electronics accounted for 44% and 47% of our sales for the three months ended April 2, 2006 and April 3, 2005, respectively.  Sales to Celestica accounted for 18% and 14% of our sales for the three months ended April 2, 2006 and April 3, 2005, respectively.

The decrease in our sales to Richardson Electronics, Ltd. during the three months ended April 2, 2006 is primarily attributable to our increased focus on large OEM customers.  The increase in our sales to Celestica during the three months ended April 2, 2006 is related to an increasing business practice of original equipment manufacturers to outsource a greater percentage of their manufacturing.

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

We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary products and/or components and materials. Lead times for components and materials that we, or our outsourced manufacturers, order can vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. To the extent that we rely on outsourced manufacturers, many of these factors will be outside of our direct managerial control. For substantial increases in production levels, our outsourced manufacturers and some suppliers may need six months or more lead time. As a result, we may be required to make financial commitments in the form of purchase commitments. We lack visibility into the finished goods inventories of our customers and the end-users. This lack of visibility impacts our ability to accurately forecast our requirements. If we overestimate our component, material and outsourced manufactured requirements, we may have excess inventory, which would increase our costs. An additional risk for potential excess inventory results from our volume purchase commitments with certain material suppliers, which can only be reduced in certain circumstances. Additionally, if we underestimate our component, material, and outsourced manufactured requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our sales and profitability. We have incurred, and may in the future incur, charges related to excess and obsolete inventory. These charges amounted to $383,000 and $112,000 in the three month periods ended April 2, 2006 and April 3, 2005, respectively and $975,000, $670,000 and $251,000 in 2005, 2004 and 2003, respectively. While these charges may be partially offset by subsequent sales of previously written-down inventory, there can be no assurance that any such sales will be significant. As we broaden our product lines we must outsource the manufacturing of or purchase a wider variety of components. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility of customer acceptance and potential competition. Both of these factors will contribute a higher level of inventory risk in our near future.

We rely on the significant experience and specialized expertise of our executive management in our industry and must retain and attract qualified engineers and other highly skilled personnel in a highly competitive job environment to maintain and grow our business.

Our performance is substantially dependent on the continued services and on the performance of our executive management and our highly qualified team of engineers. We have recently recruited a completely new executive management team during the last ten months. The loss of the services of any of our executive officers or of a number of our engineers could harm our ability to maintain and build our business. We have no “key man” life insurance policies.

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

We sell a significant portion of our product to customers outside of the United States. Sales to customers outside of the United States accounted for 52% and 38% of our sales in the three month periods ended April 2, 2006 and April 3, 2005, respectively and 44%, 35% and 32% of our sales in 2005, 2004 and 2003, respectively. We expect that sales to customers outside of the United States will continue to account for a significant portion of our sales. Although all of our foreign sales are denominated in U.S. dollars, such sales are subject to certain risks, including, among others, changes in regulatory requirements, the imposition of tariffs and other trade barriers, the existence of political, legal and economic instability in foreign markets, language and cultural barriers, seasonal reductions in business activities, our ability to receive timely payment and collect our accounts receivable, currency fluctuations, and potentially adverse tax consequences, which could adversely affect our business and financial results.

Risks Related to Our Stock

Sales of substantial amounts of our common stock by our largest stockholder in connection with shares we have issued in recent acquisitions and others could adversely affect the market price of our common stock

We filed a registration statement on Form S-3 to register 25,492,044 shares for resale by Fox Paine Capital Fund, L.P., FPC Investors, LP, WJ Coinvestment Fund I, LLC, WJ Coinvestment Fund III, LLC and WJ Coinvestment Fund IV, LLC (together the “FP Entities”), pursuant to an agreement providing for registration rights, which was declared effective by the Securities and Exchange Commission on May 12, 2006.  The Fox Paine Entities are collectively our largest stockholder.  As of April 2, 2006, the Fox Paine Entities beneficially owned 38.8% of our common stock which represents approximately 25.5 million of our 65.0 million outstanding shares of common stock.  To date, we have issued an aggregate of 2,442,882 shares of our common stock in connection with our recent EiC and Telenexus acquisitions of which there are an aggregate of 480,392 shares being held in escrow which will be released if there are no indemnification claims. The original EiC acquisition agreement contained contingency clauses which could have required us to pay further compensation of up to $14.0 million if specific revenue and gross margin targets are achieved by March 31, 2005 and March 31, 2006.  With respect to the EiC transaction $7.0 million of additional compensation related to the period ended March 31, 2005. We have calculated that the revenue and the gross margin targets were not met for the period ending March 31, 2005, which was provided to EiC on May 31, 2005.  EiC subsequently notified us that it disagreed with our conclusions. While we believe EiC’s assertions are without merit and we have notified EiC of such, there can be no assurance as to the eventual outcome of this matter. The remaining $7.0 million of potential additional consideration relates to the period ended March 31, 2006 and we have determined that the revenue targets were not met for this period.  We have communicated our conclusion to EiC and they have thirty days to review and possibly contest our calculation. The $7.0 million would have been payable 10% in cash and, at our election, 90% in shares of our common stock. If the targets were fully attained and we elected to pay in shares of common stock, the number of additional shares issued would have been 2,540,323 computed at $2.48 per share which represents the average closing price of our stock on NASDAQ during the 10 day period prior to the end of the earnout period. In the Telenexus acquisition, up to $2.5 million in cash and 833,333 shares may be required to be paid if certain revenue targets are achieved by July 28, 2006.  Our stock is not heavily traded and our stock prices can fluctuate significantly.  As such, sales of substantial amounts of our common stock into the public market by the Fox Paine Entities, or selling stockholders in connection with the EiC and Telenexus acquisitions or others, or perceptions that significant sales could occur, could adversely affect the market price of our common stock.

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

In addition to the adverse effect a price decline would have on holders of our common stock, a price decline in our common stock could impede our ability to raise capital through the issuance of additional shares of common stock or other equity or convertible debt securities. A price decline in our common stock below the NASDAQ minimum bid requirements due to substantial sales of our common stock could result in our common stock being delisted from NASDAQ. Delisting could in turn reduce the liquidity of our common stock and inhibit or preclude our ability to raise capital.

Our largest stockholder has the ability to take action that may adversely affect our business, our stock price and our ability to raise capital.

As of April 2, 2006, Fox Paine & Company, LLC (“Fox Paine”) is the indirect beneficial owner of 38.8% of our outstanding share capital. As a result, Fox Paine has and will continue to have significant influence over the outcome of matters requiring stockholder approval, including:

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

We filed a registration statement on Form S-3 to register 25,492,044 shares for resale by Fox Paine which was declared effective by the Securities and Exchange Commission on May 12, 2006.  The sale of a substantial number of shares of our common stock by Fox Paine or the perception that such sale could occur, could negatively affect the market price of our common stock and could also materially impair our future ability to raise capital through an offering of securities.  In addition, the sale of a substantial number of shares of our common stock by Fox Paine could result in the loss of Fox Paine’s services to us as well as the services of members of Fox Paine on our board of directors which could adversely effect our business.

Item 6.  EXHIBITS

The exhibits listed on the following index to exhibits are filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No	Exhibit	Date	Herewith

10.1*†	Employment agreement, dated as of March 1, 2006, by and between the Company and R. Gregory Miller.					X

31.1	Certification of Bruce W. Diamond, Chief Executive Officer (principal executive officer), pursuant to Rule 13a-14/15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of R. Gregory Miller, Chief Financial Officer (principal financial officer), pursuant to Rule 13a-14/15d-14(a) of the Securities Exchange Act of 1934.					X

32.1	Certification of Bruce W. Diamond, Principal Executive Officer, Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of R. Gregory Miller, Principal Financial Officer, Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

*              Indicates a contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

†              Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 17th day of May 2006.

WJ COMMUNICATIONS, INC.
(Registrant)

Date	May 17, 2006	By:	/s/ BRUCE W. DIAMOND
Bruce W. Diamond
President and Chief Executive Officer
(principal executive officer)

Date	May 17, 2006	By:	/s/ R. GREGORY MILLER
R. Gregory Miller
Vice President and Chief Financial Officer
(principal financial officer)