Form 10-Q
period 2006-07-02
WJ COMMUNICATIONS INC
filed 2006-08-10
CIK 105006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

As of  August 8, 2006 there were 66,600,461 shares outstanding of the registrant’s common stock, $0.01 par value.

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, our Annual Report on Form 10-K, our shareholders’ annual report, press releases and certain information provided periodically in writing or orally by our officers, directors or agents contain certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecasted in the forward-looking statements. In addition, the forward-looking events discussed in this report might not occur. These risks and uncertainties include, among others, those described in the section of this report and our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006 entitled “Risk Factors.”  Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission. We assume no obligation to update or revise the forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

WJ COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
THREE MONTHS AND SIX MONTHS ENDED JULY 2, 2006
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005

Net sales	$12,412	$4,023	$24,753	$11,797

Cost of goods sold	5,680	2,870	11,699	7,218
Gross profit	6,732	1,153	13,054	4,579
Operating expenses:
Research and development	4,599	4,397	9,699	9,140
Selling and administrative	3,742	4,824	8,941	8,012
Acquired in-process research and development	—	—	—	3,400
Total operating expenses	8,341	9,221	18,640	20,552
Loss from operations	(1,609)	(8,068)	(5,586)	(15,973)
Interest income	295	261	588	501
Interest expense	(16)	(24)	(47)	(48)
Other income—net	1	3	4	8
Loss before income taxes	(1,329)	(7,828)	(5,041)	(15,512)
Income tax benefit	—	—	(1,289)	—
Net loss	$(1,329)	$(7,828)	$(3,752)	$(15,512)

Basic and diluted net loss per share	$(0.02)	$(0.12)	$(0.06)	$(0.24)
Basic and diluted average shares	66,017	64,055	65,861	63,536

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005

Net loss	$(1,329)	$(7,828)	$(3,752)	$(15,512)
Other comprehensive gain:
Unrealized holding gains on securities arising during the period net of reclassification adjustments	2	1	7	7

Comprehensive loss	$(1,327)	$(7,827)	$(3,745)	$(15,505)

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	July 2,	December 31,
	2006	2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,719	$14,169
Short-term investments	5,458	16,052
Receivables (net of allowances of $241 and $122, respectively)	7,921	7,135
Inventories	3,351	4,826
Other	1,319	2,632
Total current assets	39,768	44,814

PROPERTY, PLANT AND EQUIPMENT, net	7,627	7,919

Goodwill	6,834	6,806
Intangible assets, net	1,095	1,884
Other assets	182	221
	$55,506	$61,644

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,826	$4,220
Accrued liabilities	3,810	3,811
Income tax contingency liability	495	1,818
Deferred margin on distributor inventory	3,560	3,217
Restructuring accrual	3,209	3,386
Total current liabilities	13,900	16,452

Restructuring accrual	12,291	13,390
Other long-term obligations	649	685

Total liabilities	26,840	30,527

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	683	675
Treasury stock	(20)	(19)
Additional paid-in capital	205,945	205,320
Accumulated deficit	(177,940)	(174,187)
Deferred stock compensation	—	(663)
Other comprehensive loss	(2)	(9)
Total stockholders’ equity	28,666	31,117
	$55,506	$61,644

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 2,	July 3,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(3,752)	$(15,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,591	1,555
Acquired in-process research and development	—	3,400
Amortization of deferred financing costs	16	21
Net (gain) loss on disposal of property, plant and equipment	(142)	4
Intangible asset impairment	637	—
Non-cash restructuring charges (reversals)	(3)	55
Stock based compensation	483	724
Provision for (reduction in) allowance for doubtful accounts	13	(76)
Amortization of net premiums on short-term investments	23	170
Net changes in:
Receivables	(827)	1,719
Inventories	1,485	232
Other assets	1,223	1,613
Restructuring liabilities	(1,273)	(1,385)
Income tax contingency liability	(1,323)	(6)
Deferred margin on distributor inventory	344	3,369
Accruals and accounts payable	(1,511)	272
Net cash used in operating activities	(3,016)	(3,845)

INVESTING ACTIVITIES:
Purchase of short-term investments	(9,515)	(14,676)
Proceeds from sale and maturities of short-term investments	20,203	20,396
Purchases of property, plant and equipment	(1,103)	(263)
Acquisition of Telenexus and related costs	—	(3,217)
Acquisition of EiC and related costs	—	(32)
Proceeds on disposal of property, plant and equipment	213	370
Net cash provided by investing activities	9,798	2,578

FINANCING ACTIVITIES:
Payments on long-term borrowings	(32)	(47)
Repurchase of common stock	(69)	—
Net proceeds from issuances of common stock	869	965
Net cash provided by financing activities	768	918

Net increase (decrease) in cash and cash equivalents	7,550	(349)
Cash and cash equivalents at beginning of period	14,169	24,392
Cash and cash equivalents at end of period	$21,719	$24,043

Other cash flow information:
Income taxes paid	$40	$6
Interest paid	30	28
Noncash investing and financing activities:
Increase in accounts payable related to property, plant and equipment purchases	79	—
Issuance of common stock for Telenexus acquisition	—	8,190

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 2, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

STOCK-BASED COMPENSATION — Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 - revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures adjusted for estimated forfeitures.

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

2.              REVENUE RECOGNITION (continued)

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

The Company had historically received stock rotation requests from its distributors that were within the amounts estimated and contractually allowed with the only exception being the stock rotation in February, 2004 which was approximately $37,000 in excess of the amount contractually allowed.  However, the request from its distributor for stock rotation within the Company’s second quarter ended July 3, 2005 was again higher than the amount contractually allowed by approximately $51,000. Management, with the concurrence of the Company’s Audit Committee, believes the increasing percentage of new products introduced by the Company makes it likely that stock rotation reserves will continue to be difficult to estimate based on historical patterns and contractual provisions. Based on this change in facts and circumstances and management’s future expectations, the Company believes that it can no longer reasonably estimate the amount of future returns from its distributors as of July 3, 2005.  Accordingly, beginning in our second quarter of 2005, recognition of revenue and associated cost of sales on shipments to distributors is deferred until the resale to the end customer.  This change in application resulted in a $4.1 million revenue deferral in the Company’s second quarter of 2005 which is reflected in the accompanying unaudited condensed consolidated statements of operations for the three and six month periods ending July 3, 2005.

As this change in the application of the Company’s revenue recognition policy is the result of a change in current facts and circumstances, in accordance with Accounting Principles Board Opinion No. 20 “Accounting Changes” paragraph 8, the Company accounted for the change within its second quarter ended July 3, 2005.

3.     ACQUISITIONS

EiC Acquisition

On June 18, 2004, the Company completed its acquisition of the wireless infrastructure business and associated assets from EiC. The aggregate purchase price was $13.3 million.  In connection with the acquisition, $1.5 million in cash and 294,118 shares of common stock were held in escrow as security against certain financial contingencies. On March 30, 2005, the Company made a claim against the escrow account for unpaid invoices issued under the supply agreement.  The Company received those funds on May 4, 2005.  The uncontested amount was released to EiC on April 5, 2005 per the escrow agreement and the residual balance of the $1.5 million was released to EiC on May 4, 2005. On March 24, 2006 the Company made a claim against 147,059 of the 294,118 shares in the escrow account pending resolution of claims made by a vendor regarding a pre-acquisition contract and released the uncontested 147,059 shares from escrow.  The Company reached a settlement with EiC on May 25, 2006 and the remaining 147,059 shares were released from escrow on June 16, 2006.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.     ACQUISITIONS (continued)

The EiC acquisition agreement contained contingency clauses which could have required the Company to pay further compensation of up to $14.0 million if specific revenue and gross margin targets were achieved by March 31, 2005 and March 31, 2006 of which $7.0 million of additional compensation related to the period ended March 31, 2005. The Company determined that the revenue and the gross margin targets were not met for the period ending March 31, 2005, and this was communicated to EiC on May 31, 2005.  EiC subsequently notified the Company that it disagreed with the Company’s conclusions. While the Company believes EiC’s assertions are without merit and have notified EiC of such, there can be no assurance as to the eventual outcome of this matter. The remaining $7.0 million of potential additional consideration relates to the period ended March 31, 2006 and the Company has determined that the revenue targets were also not met for this period. The Company has communicated its conclusion to EiC and they have also contested this calculation. The Company believes EiC’s assertions are without merit and is preparing a response.  There can be no assurance as to the eventual outcome of this matter.  The $7.0 million would have been payable 10% in cash and, at the Company’s election, 90% in shares of its common stock. If the targets were fully attained and the Company elected to pay in shares of common stock, the number of additional shares issued would have been 2,540,323 computed at $2.48 per share which represents the average closing price of the Company’s stock on The Nasdaq Global Market (“NASDAQ”) during the ten day period prior to the end of the earnout period.  If EiC had received such consideration, the amounts would have been recorded as an increase to goodwill.

Telenexus Acquisition

On January 28, 2005, the Company completed its acquisition of Telenexus, Inc. (“Telenexus”). Telenexus designs, develops, manufactures and markets radio frequency identification (“RFID”) reader products for a broad range of industries and markets.  By virtue of the merger, the Company purchased all of the assets necessary for the conduct of the RFID business of Telenexus, consisting primarily of, and including, but not limited to RFID modules, baseband processing algorithm technology, applications software and realizations of several reader product designs. The consideration paid by the Company on the closing date in connection with the merger consisted of cash in the amount of $3.0 million and 2,333,333 shares of the Company’s common stock valued at $8.2 million at the closing date.  Including acquisition costs of $230,000, the aggregate purchase price for the net assets of Telenexus totaled $11.4 million.  Of the closing consideration, cash in the amount of $500,000 and 333,333 shares of the Company’s common stock were held in escrow with respect to any indemnification matter under the merger agreement. The outstanding cash balance of the escrow account less any properly noticed unpaid or contested amounts was to be distributed within two days after October 28, 2005.  The Company released the full amount of the cash balance of the escrow account on October 31, 2005. The 333,333 shares in the escrow account is in the process of being fully distributed. The fair value of the Company’s common stock was determined based on the average closing price per share of the Company’s common stock over a five day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (January 31, 2005). In addition to the closing consideration, the selling shareholders would have been entitled to further compensation of up to $2.5 million in cash and up to 833,333 shares of the Company’s common stock if the Company had achieved certain revenue targets by July 28, 2006.  The Company has determined that the revenue targets were not met and has communicated its conclusion to the selling shareholders.  They have thirty days to review and possibly contest the Company’s calculation.  Any additional consideration to the selling shareholders would have changed the amount of the purchase price allocable to goodwill.  The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141, and accordingly the Company’s consolidated financial statements from January 28, 2005 include the impact of the acquisition.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.     GOODWILL

In connection with the acquisition of the wireless infrastructure business and associated assets from EiC on June 18, 2004, the Company recorded $1.8 million of goodwill. Adjustments to the EiC goodwill subsequent to the EiC acquisition date resulted in 2005 from a $576,000 benefit from the termination settlement of the associated supply agreement with EiC and partially offset by $152,000 of additional registration statement related expenses.  In connection with the acquisition of Telenexus acquisition on January 28, 2005, the Company recorded $5.5 million of goodwill.  Adjustments to the Telenexus goodwill through January 2006, subsequent to the Telenexus acquisition date, resulted from collection of a previously unrecognized pre-acquisition accounts receivable partially offset by the write-off of a pre-acquisition accounts receivable and finalization of direct acquisition costs.  This goodwill was based upon the values assigned to the transactions at the time they were announced in accordance with SFAS 142. The changes in the carrying value of goodwill as of July 2, 2006 are as follows (in thousands):

	EiC	Telenexus	Total
Balance as of December 31, 2005	$1,405	$5,401	$6,806
Adjustments to goodwill	—	28	28
Balance as of July 2, 2006	$1,405	$5,429	$6,834

The Company periodically evaluates its goodwill in accordance with SFAS 142 for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, or significant negative industry or economic trends.  If these criteria indicate that the value of the goodwill may be impaired, an evaluation of the recoverability of the net carrying value is made.  Irrespective of the aforementioned circumstances where impairment indicators are present, the Company is required by SFAS 142 to test its goodwill for impairment at least annually.  The Company has chosen the end of its fiscal month of May as the date of its annual impairment test. The Company has determined its goodwill was not impaired as of May 28, 2006.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.     RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating what impact, if any, this statement will have on our consolidated financial position, results of operations or cash flows.

6.              INVENTORIES

Inventories are stated at the lower of cost, using an average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. These write-downs amounted to $848,000 and $1.2 million in the three and six month periods ended July 2, 2006, respectively, $170,000 and $282,000 in the three and six month periods ended July 3, 2005, respectively and $975,000 in the year ended December 31, 2005.  If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required.  Inventories at July 2, 2006 and December 31, 2005 consisted of the following (in thousands):

	July 2,	December 31,
	2006	2005
Finished goods	$1,043	$1,683
Work in progress	1,217	1,697
Raw materials and parts	1,091	1,446
	$3,351	$4,826

7.              CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company invests in a variety of financial instruments such as money market funds, commercial paper and high quality corporate bonds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. At July 2, 2006, two customers represented 39% and 20% of the total accounts receivable balance, respectively. At December 31, 2005, these two customers represented 32% and 13% of the total accounts receivable balance, respectively, and a third customer represented 15% of the total accounts receivable balance. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.              STOCK-BASED COMPENSATION

STOCK OPTION PLANS — The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests. The Company considers its option programs critical to its operation and productivity; essentially all of our employees participate. Currently, the Company grants options from the 1) 2000 Stock Incentive Plan, as amended, under which the Company may grant incentive awards in the form of options to purchase shares of the Company’s common stock, restricted shares, common stock and stock appreciation rights to participants, which include officers and employees and consultants, 2) the 2000 Non-Employee Director Stock Compensation Plan, as amended, under which options are granted to non-employee directors and 3) 2001 Employee Stock Incentive Plan under which the Company may grant incentive awards in the form of options to purchase shares of the Company’s common stock, restricted shares, common stock and stock appreciation rights to participants, which include employees which are not officers and directors of the Company and consultants.  The Company’s stock option plans provide that options granted will have a term of no more than 10 years and have vesting periods ranging from two to four years. The provisions of the stock option plans provide that under certain circumstances, such as a change in control, the achievement of certain performance objectives, or certain liquidity events, outstanding options may be subject to accelerated vesting.  As of July 2, 2006 the number of shares available for future grants under the above plans was 4,446,299.

On June 1, 2006, the Company’s Board of Directors approved the adoption of an amendment to the Company’s “Amended and Restated 2000 Non-Employee Director Compensation Plan” to increase the number of shares of common stock authorized for issuance from 800,000 to 1,000,000, which was approved by the Company’s stockholders on July 20, 2006 at the Company’s Annual Meeting of Stockholders.

Combined Incentive Plan Information

Option activity under the Company’s stock incentive plans in the six months ended July 2, 2006 is set forth below (in thousands except per share amounts):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Term
	Shares	Exercise Price	(in years)
Outstanding at December 31, 2005	9,366,759	$1.87
Grants	1,891,000	2.17
Exercised	(496,143)	1.24
Forfeited/expired/cancelled	(1,122,956)	1.97
Outstanding at July 2, 2006	9,638,660	$1.95	5.28

The total intrinsic value of options exercised during the period was $118,000. The aggregate intrinsic value of options outstanding and options exercisable as of July 2, 2006 was $7.2 million and $3.4 million, respectively.  The intrinsic value is calculated as the difference between the market value as of July 2, 2006 and the exercise price of the shares that were in-the-money at July 2, 2006. The market value as of June 30, 2006 was $1.48 as reported by NASDAQ.

Restricted stock activity under the Company’s stock incentive plans in the six months ended July 2, 2006 is set forth below (in thousands except per share amounts):

		Weighted
		Average
		Grant Date Fair
	Shares	Value per Share
Unvested at December 31, 2005	430,560	$1.49
Grants	520,000	1.64
Vested	(83,328)	1.49
Forfeited/expired/cancelled	—	—
Unvested at July 2, 2006	867,232	$1.59

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.              STOCK-BASED COMPENSATION (continued)

The total intrinsic value of restricted stock vested during the six months ended July 2, 2006 was $123,000. Based on the closing price of the Company common stock of $1.48 on June 30, 2006, the total intrinsic value of all unvested restricted stock was $1.3 million.

EMPLOYEE STOCK PURCHASE PLAN (“ESPP”)— The Company has an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of the Company’s common stock at six-month intervals at 85% of fair market value (calculated in the manner provided under the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation.  The plan imposes certain limitations upon an employee’s right to acquire common stock such as no employee may be granted rights to purchase more than $25,000 worth of common stock for each calendar year in which such rights are at any time outstanding. At July 2, 2006, 323,812 shares were available for future issuance under this plan.

On June 1, 2006, the Company’s Board of Directors approved the adoption of an amendment to the Company’s “2001 Employee Stock Purchase Plan” to increase the number of shares of common stock authorized for issuance from 1,500,000 to 2,250,000, which was approved by the Company’s stockholders on July 20, 2006 at the Company’s Annual Meeting of Stockholders.

STOCK-BASED COMPENSATION — Effective January 1, 2006, the Company adopted SFAS 123R. See Note 1 for a description of our adoption of SFAS 123R. The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

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

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8. STOCK-BASED COMPENSATION (continued)

The assumptions used to value option grants and employee stock purchase rights are as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Employee Stock Option Plans
Fair value	$1.70	$1.27	$1.40	$1.35
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	83.88%	94.66%	84.86%	97.03%
Risk free interest rate at the time of grant	4.80%	3.86%	4.58%	3.84%
Expected term to exercise (in years from the grant date)	3.85	4.0	4.16	4.0

Employee Stock Purchase Plan
Fair value	$0.85	$0.56	$0.50	$0.61
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	64.23%	70.55%	60.76%	69.82%
Risk free interest rate at the time of grant	4.89%	3.88%	4.50%	3.05%
Expected term to exercise (in years from the grant date)	.49	.49	.49	.49

The following table presents details of stock-based compensation expense by functional line item:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005

Cost of goods sold	$61	$13	$103	$35
Research and development	90	50	195	110
Selling and administrative	(15)	570	185	579
	$136	$633	$483	$724

The amounts included in the three and six month periods ended July 2, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.  The impact on basic and diluted net loss per share for the three and six months ended July 2, 2006 from the adoption of SFAS 123R was $.00 and $.01, respectively.

At July 2, 2006, the Company’s net inventory balance includes $11,000 of capitalized stock compensation, all of which was capitalized during the six month period ended on that date due to it being after the Company’s effective date of adoption of SFAS 123R.

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

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8. STOCK-BASED COMPENSATION (continued)

	July 3, 2005
	Three Months	Six Months
	Ended	Ended
Reported net loss	$(7,828)	$(15,512)
Add: Total stock-based employee compensation expense included in reported net loss	634	724
Deduct: Total stock-based employee compensation expense	(989)	(2,008)
Pro forma net loss	$(8,183)	$(16,796)

Net loss per basic and diluted share
As reported	$(0.12)	$(0.24)
Pro forma	$(0.13)	$(0.26)

The adoption of SFAS 123R will continue to have an adverse impact on the Company’s reported results of operations, although it will have no impact on its overall financial position. As of July 2, 2006, there was $3.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees and non-employee members of the Board of Directors.  If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards to employees or assumes unvested equity awards in connection with acquisitions.

9.     NET LOSS PER SHARE CALCULATION

Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods. The net loss per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005

Net loss	$(1,329)	$(7,828)	$(3,752)	$(15,512)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	66,017	64,055	65,861	63,536

Basic and diluted net loss per share	$(0.02)	$(0.12)	$(0.06)	$(0.24)

For the periods ended July 2, 2006, the incremental shares from the assumed exercise of 9,638,660 of the Company’s stock options outstanding and 66,140 shares related to contributions under the Employee Stock Purchase Plan for pending purchases were excluded from the calculation of diluted earnings per share because operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive. For the periods ended July 3, 2005, the incremental shares from the assumed exercise of 11,264,694 of the Company’s stock options outstanding and 51,064 shares related to contributions under the Employee Stock Purchase Plan for pending purchases were excluded from the calculation of diluted earnings per share because operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.  RESTRUCTURING CHARGES

During fiscal 2002 and 2001, the Company recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing our business. Such charges were established in accordance with Emerging Issues Task Force Issue 94-3 (“EITF 94-3”) “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” These charges include abandoned leased properties comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and asset impairment charges on tenant improvements deemed no longer realizable as detailed in Note 14 of the Company’s Annual Report on Form 10-K as of December 31, 2005. In determining these estimates, the Company makes certain assumptions with regards to our ability to sublease the space and reflect offsetting assumed sublease income in line with our best estimate of current market conditions.  There were no changes in the estimated liability for the three and six month periods ended July 2, 2006 and July 3, 2005 other than payments against those amounts previously accrued.  As of July 2, 2006, the maximum potential amount of the lease loss for these properties is $16.6 million which is partially offset by $367,000 of minimum sublease income commitments under noncancellable sublease rental agreements and $709,000 of estimated net sublease income.

The following table summarizes the historical restructuring accrual activity recorded during the years 2001 though July 2, 2006 (in thousands):

	Q3 2001
	Restructuring
	Plan	Q3 2002 Restructuring Plan			Q4 2002 Restructuring Plan
		Workforce		Asset	Workforce		Asset
	Lease Loss	Reduction	Lease Loss	Impairment	Reduction	Lease Loss	Impairment	Total

Q3 2001 charge to expense	$9,797	$—	$—	$—	$—	$—	$—	$9,797
Non-cash charges (1)	(2,503)	—	—	—	—	—	—	(2,503)
Cash payments	(463)	—	—	—	—	—	—	(463)
Balance at December 31, 2001	6,831	—	—	—	—	—	—	6,831

Q3 2002 charge to expense	—	507	13,841	4,087	—	—	—	18,435
Q4 2002 charge to expense	—	—	—	—	279	4,285	4,277	8,841
2002 additional charge	6,283	—	674	—	—	—	—	6,957
Non-cash charges (2)	(22)	—	(2,930)	(4,087)	—	—	(4,277)	(11,316)
Cash payments	(1,002)	(437)	(290)	—	—	—	—	(1,729)
Balance at December 31, 2002	12,090	70	11,295	—	279	4,285	—	28,019

2003 additional charge (credit)	203	(21)	(23)	151	—	(364)	—	(54)
Non-cash charges	—	—	(15)	(151)	—	—	—	(166)
Cash payments	(782)	(49)	(1,316)	—	(26)	—	—	(2,173)
Balance at December 31, 2003	11,511	—	9,941	—	253	3,921	—	25,626

2004 additional charge (credit)	538	—	(377)	—	(85)	(3,921)	—	(3,845)
Non-cash charges	12	—	30	—	—	—	—	42
Cash payments	(1,003)	—	(1,233)	—	(168)	—	—	(2,404)
Balance at December 31, 2004	11,058	—	8,361	—	—	—	—	19,419

2005 additional charge (credit)	—	—	—	—	—	—	—	—
Non-cash charges	46	—	8	—	—	—	—	54
Cash payments	(1,420)	—	(1,277)	—	—	—	—	(2,697)
Balance at December 31, 2005	9,684	—	7,092	—	—	—	—	16,776

2006 additional charge (credit)	—	—	—	—	—	—	—	—
Non-cash charges	—	—	(3)	—	—	—	—	(3)
Cash payments	(638)	—	(635)	—	—	—	—	(1,273)
Balance at July 2, 2006	$9,046	$—	$6,454	$—	$—	$—	$—	$15,500

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

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.  RESTRUCTURING CHARGES (continued)

Of the accrued restructuring charge at July 2, 2006, the Company expects $3.2 million of the lease loss to be paid out over the next twelve months. As such, this amount is recorded as a current liability and the remaining $12.3 million to be paid out over the remaining life of the lease of approximately four years is recorded as a long-term liability.

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

Sales to individual customers representing greater than 10% of Company consolidated sales during at least one of the periods presented are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005

Customer A (1)	$5,538	$3	$10,957	$3,669
Customer B	2,426	950	4,638	2,004
Customer C	849	491	1,792	781
Customer D	656	615	1,062	932
Customer E	(3)	505	38	505

(1)          Customer A is the sole worldwide distributor of the Company’s complete line of RF semiconductor products.

Sales to unaffiliated customers by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005

United States	$5,662	$895	$11,633	$5,685
Export sales from United States:
China	1,215	1,215	3,178	2,846
Thailand	1,645	243	2,909	701
Europe	1,092	427	2,219	735
Republic of Korea	980	634	1,477	771
Other	1,818	609	3,337	1,059
Total	$12,412	$4,023	$24,753	$11,797

Long-lived assets located outside of the United States are not significant.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.       INCOME TAXES

The Company in accordance with SFAS No. 5 “Accounting for Contingencies” has established certain reserves for various federal, state and international income tax exposures.  During the first half ended July 2, 2006, the Company recorded a tax benefit of $1.3 million resulting from a revision of its estimated tax liability based on the statute of limitations expiration of certain estimated state tax exposures during April 2006.  As of July 2, 2006 the balance of the contingent income tax liability is $495,000.

13.       CONTINGENCIES

Environmental Remediation

Our current operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination.   The Company has an accrued liability of $66,000 as of July 2, 2006 to offset estimated program oversight, remediation actions and record retention costs.  Expenditures charged against the provision totaled $1,000 and $1,000 for the six month periods ended July 2, 2006 and July 3, 2005, respectively.

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

13.       CONTINGENCIES (continued)

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

OVERVIEW

We are a radio frequency (“RF”) semiconductor company providing RF product solutions worldwide to communications equipment companies. We design, develop and manufacture innovative, high performance products for both current and next generation wireless and wireline networks, and RF identification (“RFID”) systems. Our RF product solutions are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which address the radio frequency challenges of these various systems.  We currently generate the majority of our revenue from our products utilized in wireless and wireline networks.  Our revenue from our products used in RF identification systems represents a less significant portion of our current revenue, however, we believe these systems represent a future growth opportunity.  The RF challenge is to create product designs that function within the unique parameters of various wireless system architectures. Our solution is comprised of design expertise, advanced device technology and manufacturability. Our communications products are used by telecommunication and broadband cable equipment manufacturers supporting and facilitating mobile communications, enhanced voice services and data and image transport. Our objective is to be the leading supplier of innovative RF semiconductor products.

We have augmented our existing technology base and design capabilities from time to time through acquisitions.  On January 28, 2005, we acquired Telenexus, Inc. (“Telenexus”), which designs, develops, manufactures and markets radio frequency identification reader products for a broad range of industries and markets. We believe the addition of Telenexus’ RFID products and technology enhances our RFID reader offerings to further capitalize on the market opportunity. On June 18, 2004, we completed our acquisition of the wireless infrastructure business and associated assets from EiC Corporation, a California corporation, and EiC Enterprises Limited (together “EiC”).  We believe that the addition of EiC’s technical expertise further enhanced our strategy of offering customers what we believe to be industry leading products for the wireless infrastructure market.

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

Our principal executive offices are located at 401 River Oaks Parkway, California 95134, and our telephone number at that location is (408) 577-6200. Our Internet address is www.wj.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or SEC, filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The information contained on our website is not intended to be part of this report. Our common stock is listed on The Nasdaq Global Market (“NASDAQ”) and traded under the symbol “WJCI”.

Acquisitions

We have completed two acquisitions in connection with the implementation of our business strategy to acquire and develop new and complementary technologies.

On January 28, 2005 we completed our acquisition of Telenexus, Inc. (“Telenexus”).  Telenexus designs, develops, manufactures and markets radio frequency identification (“RFID”) reader products for a broad range of industries and markets.  We purchased all of the assets necessary for the conduct of the RFID business of Telenexus, consisting primarily of, and including, but not limited to RFID modules, baseband processing algorithm technology, applications software and realizations of several reader product designs.  The consideration we paid on the closing date in connection with the merger consisted of cash in the amount of $3.0 million, which was paid out of our cash reserves on the closing date, and 2,333,333 shares of our common stock valued at $8.2 million at the closing date.  Including acquisition costs of $230,000, the aggregate purchase price for the net assets of Telenexus totaled $11.4 million.  The 333,333 shares in the escrow account is in the process of being fully distributed.  In addition to the closing consideration, the selling shareholders would have been entitled to further compensation of up to $2.5 million in cash and up to 833,333 shares of our common stock if we had achieved certain revenue targets by July 28, 2006.  We have determined that the revenue targets were not met and we have communicated our conclusion to the selling shareholders.  They have thirty days to review and possibly contest our calculation. Any additional consideration to the selling shareholders would have changed the amount of the purchase price allocable to goodwill.  The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”).

On June 18, 2004, we completed our acquisition of the wireless infrastructure business and associated assets from EiC Corporation, a California corporation and EiC Enterprises Limited (together “EiC”). The aggregate purchase price was $13.3 million. In connection with the acquisition, $1.5 million in cash and 294,118 shares of common stock were held in escrow as security against certain financial contingencies. On March 30, 2005, we made a claim against the escrow account for unpaid invoices issued under the supply agreement.  We received those funds on May 4, 2005.  The uncontested amount was released to EiC on April 5, 2005 per the escrow agreement and the residual balance of the $1.5 million was released to EiC on May 4, 2005.  On March 24, 2006 we made a claim against 147,059 of the 294,118 shares in the escrow account pending resolution of claims made by a vendor regarding a pre-acquisition contract.  The uncontested 147,059 shares have been released from escrow.  We reached a settlement with EiC on May 25, 2006 and the remaining 147,059 shares were released from escrow on June 16, 2006.

The EiC acquisition agreement contained contingency clauses which could have required us to pay further compensation of up to $14.0 million if specific revenue and gross margin targets are achieved by March 31, 2005 and March 31, 2006 of which $7.0 million of additional compensation related to the period ended March 31, 2005. We calculated that the revenue and the gross margin targets were not met for the period ending March 31, 2005, and this was communicated to EiC on May 31, 2005.  EiC subsequently notified us that it disagreed with our conclusions. While we believe EiC’s assertions are without merit and we have notified EiC of such, there can be no assurance as to the eventual outcome of this matter. The remaining $7.0 million of additional compensation relates to the period ended March 31, 2006 and we have determined that the revenue targets were also not met for this period. We have communicated our conclusion to EiC and they have also contested this calculation.  We believe EiC’s assertions are without merit and we are preparing a response.  There can be no assurance as to the eventual outcome of this matter.  The $7.0 million would have been payable 10% in cash and, at our election, 90% in shares of our common stock. If the targets were fully attained and we elected to pay in shares of common stock, the number of additional shares issued would have been 2,540,323 computed at $2.48 per share which represents the average closing price of our stock on NASDAQ during the ten day period prior to the end of the earnout period.  If EiC had received such consideration, the amounts would have been recorded as an increase to goodwill. The fair value of our common stock was determined based on the average closing price per share of our common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (June 21, 2004). The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”).

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

Beginning in September 2003, we entered into a program where the distributor would receive a credit if it sold specific product at a reduced price to specific end-customers pre-authorized by us.  We maintain a log of all such pre-authorized price reductions which we accrue as a reduction to revenue in the period that the pre-authorization occurs per issue 4 of EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  Through the quarter ended April 3, 2005, the Ship & Debit Allowance was offset solely by an offset to revenue.  Since we began recognizing revenue from our distribution channels only when our distributors have sold the product to the end customer, the Ship & Debit allowance will offset revenue only when the products with pre-authorized price reductions have shipped to the end-customer otherwise it will offset “Deferred margin on distributor inventory.”  As of July 2, 2006 and July 3, 2005, our Ship & Debit Allowance was $120,000 and $14,000, respectively.

If we reduce the prices of our products as negotiated with the distributor, the distributor may receive a credit for the difference between the price paid by the distributor and the reduced price on applicable unsold products remaining in the distributor’s inventory on the effective date of the price reduction assuming that inventory is less than 24 months old as determined by the original invoice date.  When we recognized revenue upon shipment to our distributors, we reserved for distributor price protection per issue 4 of EITF 01-9 based on specific identification of our initiated price reductions and the associated reported distributor inventory.  There were no such price reductions in the three and six month periods ended July 2, 2006 or July 3, 2005.

We may enter into contracts to perform research and development for others meeting the requirements of Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”.  Revenue under these development agreements is recognized when applicable contractual non-refundable milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion accounting method based on the actual physical completion of work performed and the ratio of costs incurred to total estimated costs to complete the contract in accordance with Accounting Research Bulletin 45 “Long-Term Construction Type Contracts” using the relevant guidance in the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Given the duration and nature of these development contracts, we believe that recognizing revenue under the percentage completion method best represents the legal and economic results of contract performance on a timely basis.  Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. These development contracts with customers have enabled us to accelerate our own product development efforts. Such development revenues have only partially funded our product development activities, and we generally retain ownership of the products developed under these arrangements. As a result, we classify all development costs related to these contracts as research and development expenses. The achievement of contractual milestones is evidenced by written documentation provided by the customer in accordance with the applicable terms and conditions of each contract.  In any period, progress on the contract is based on input measures (direct labor dollars, direct material costs and direct outside processing costs) in the ratio of costs incurred to total estimated costs.  Estimated costs to complete are provided by engineering personnel directly involved in the development program and are reviewed by management and finance personnel for reasonableness given the known facts and circumstances.  A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on our results of operations. If we bill the customer prior to performing services under the development agreement, the amounts are recorded as deferred revenue.  We recorded revenue of $334,000 and $498,000 under development agreements in the three and six months ended July 2, 2006, respectively.  We recorded revenue of $461,000 and $628,000 under development agreements in the three and six months ended July 3, 2005, respectively.  Our balance of  deferred revenue at July 2, 2006 is $86,000.

Stock —based Compensation

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

Income Taxes

The Company in accordance with SFAS No. 5 “Accounting for Contingencies” has established certain reserves for various federal, state and international income tax exposures.   The reserves represent our best estimate of the probable amount for our liability of income taxes, interest and penalties. The actual liability could differ significantly from the amount of the reserve, which could have a material effect on our results of operations. The tax benefit for the six months ended July 2, 2006 of $1.3 million resulted from a revision of our estimated tax liability based on the statute of limitations expiration of certain estimated state tax exposures during April 2006.

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

CURRENT OPERATIONS

For The Period Ended July 2, 2006 Compared to July 3, 2005

Sales — We recognized $12.4 million and $4.0 million in sales for the three months ended and $24.8 million and $11.8 million in sales for the six months ended July 2, 2006 and July 3, 2005, respectively. Total sales increased 209% in the comparable three month period and 110% in the comparable six month period due to the substantial increase in demand for our products in the the wireless infrastructure market particularly related to the growth of 3G systems. This increased demand was particularly strong in Asia where sales increased 122% and 99% in the respective three and six month periods and Europe where sales increased 156% and 202% in the respective three and six month periods.  Part of the sales growth in Asia and Europe is attributable to our direct shipments to our distributor’s newly established overseas stocking hubs rather than shipping through the distributor’s stocking hub in the United States which gives us greater visibility to end customer demand.  Over the comparable six month periods, we have experienced an approximate 4% decrease in the mix weighted average selling price of our semiconductor products.  Units shipped during the three and six months ended July 2, 2006 increased to 6.1 million and 12.7 million units from 3.8 million and 7.2 million units in the three and six months ended July 3, 2005.   Sales in the comparable periods in 2005 were also impacted by the change in application of our revenue recognition policy regarding sales to our distributors resulting in a $4.1 million revenue deferral in our second quarter of 2005.  For further discussion, see Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.  Excluding this change, total sales increased 53% and 56% in the three and six months ended July 2, 2006, respectively, which is more indicative of the current trend in our business.

Cost of Goods Sold — Our cost of goods sold for the three months ended July 2, 2006 was $5.7 million, an increase of $2.8 million or 98% as compared with cost of goods sold of $2.9 million in the three months ended July 3, 2005.  For the six months ended July 2, 2006 our cost of goods sold was $11.7 million an increase of $4.5 million or 62% as compared with cost of goods sold of $7.2 million in the six months ended July 3, 2005.  The increase in cost of goods sold in the three and six months ended July 2, 2006 is related to increased direct and variable indirect costs due to our increased sales over the corresponding prior year periods.  During the three months and six months ended July 2, 2006, cost of goods sold were 46% and 47% as a percentage of sales which compares to 71% and 61% in the corresponding prior year periods.  The decrease in our cost of goods sold as a percentage of sales during the three and six months ended July 2, 2006 reflects a favorable change in our product sales mix to higher margin semiconductor products.  This decrease was partially offset by inventory write-downs to reduce excess inventories to their estimated net realizable values amounting to $848,000 and $1.2 million in the three and six month periods ended July 2, 2006, respectively.  The majority of the excess inventory write-down related to a faster than anticipated industry transition to lead-free parts.  The decrease in our cost of goods sold as a percentage of sales for both comparable periods in 2006 was also impacted by the revenue deferral resulting from the change in application of our revenue recognition policy regarding sales to our distributors in our second quarter of 2005 relative to the unabsorbed fixed overhead costs.  Excluding this change, cost of goods sold as percentage of sales would have been 60% and 58% in the corresponding prior year periods.

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

Research and Development — Our research and development expense for the three months ended July 2, 2006 was $4.6 million, an increase of $202,000 or 5% as compared with research and development expense of $4.4 million in the three months ended July 3, 2005.  For the six months ended July 2, 2006 our research and development expense was $9.7 million, an increase of $559,000 or 6% as compared with research and development expense of $9.1 million over the same period last year. The increase in expense in both periods ended July 2, 2006 was related to additional effort on engineering development agreements, increased spending on design consulting services and engineering wafer processing at outside foundries and stock compensation expense related to the adoption of SFAS 123R which was partially offset by a decrease in overall overhead. During the three months and six months ended July 2, 2006, research and development expenses were 37% and 39% as a percentage of sales which compares to 109% and 77% in the corresponding prior year periods. As a percentage of sales, the decrease in research and development expense in 2006 reflects the increase in sales in the same relative periods partially offset by the increased expense. Product research and development is essential to our future success and we expect to continue to make investments in new product development and engineering talent. For the remainder of 2006 we will focus our research efforts and resources on RF semiconductor development targeting multiple potential growth markets such as Base Station Power, RFID and WiMAX while expanding our addressable market opportunities in wireless communications. We may also explore process capabilities of third party foundries and develop products under new process technologies such as SiGe BiCMOS.

Selling and Administrative — Selling and administrative expense for the three months ended July 2, 2006 was $3.7 million or 30% of sales, a decrease of $1.1 million or 22% as compared with selling and administrative expense of $4.8 million or 120% of sales in the three months ended July 3, 2005.  For the six months ended July 2, 2006 selling and administrative expenses were $8.9 million or 36% of sales, an increase of $929,000 or 12% as compared with selling and administrative expense of $8.0 million or 68% of sales in the six months ended July 3, 2005. The decrease in expense in the relative three month periods resulted from a $702,000 reduction in severance, a $491,000 reduction in professional service fees and a $188,000 reduction in salaries and wages partially offset by a $53,000 increase in external sales representatives commission due to the increase in semiconductor sales over the prior year’s period.  The increase in expense in the relative six month periods resulted from a $637,000 charge related to our decision to cease the use of the Telenexus trademark and trade names intangible asset in favor of using the WJ Communications brand to market our RFID products, $660,000 in professional service costs associated with a special project conducted on behalf of our audit committee that was completed during the quarter ended April 2, 2006 with no material issues, $485,000 in severance payments to realign our workforce to our current objectives, $216,000 in recruiting fees, $185,000 of stock compensation expense related to the adoption of SFAS 123R, $178,000 in marketing/strategy consulting and a $74,000 increase in external sales representatives commission due to the increase in semiconductor sales over the prior year’s period.  The three and six month period ended July 3, 2005 included a $1.2 million charge related to a former CEO separation agreement, $445,000 of professional fees related to a potential strategic business combination which we decided not to consummate and a $100,000 reduction in the accrued liability for environmental remediation when it was determined that the probability of an assessment for a prior violation was remote.  As a percentage of sales, the decrease in selling and administrative expense in the three and six month periods of 2006 reflects the increase in sales in the same relative periods.

Acquired In-process Research and Development Expenses — During the first quarter of 2005, $3.4 million of the purchase price for the acquisition of Telenexus, Inc. was allocated to acquired in-process research and development (“IPRD”). Projects that qualify as in-process research and development are expensed as they represent projects that have not yet reached technological feasibility and have no future alternative use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is minimal remaining risk relating to the development which these projects did not possess at the time of the acquisition. The value assigned to IPRD expense comprised the following projects:  multi-protocol readers ($1.3 million), Smart readers ($900,000) and Class 3 readers ($1.2 million).  We continue to work on the development of these projects.  As of July 2, 2006, the estimated aggregate cost to complete these projects was $151,000, $919,000 and $567,000, respectively which is expected to occur during remainder of 2006. The value of these projects was determined by estimating the discounted net cash flows from the anticipated sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project.  The assumptions consisted of expected completion dates for the IPRD projects, estimated costs to complete the projects, and revenue and expense projections for the products once they would have entered the market.

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

Interest Income — Interest income represents interest earned on cash equivalents and short-term available-for-sale investments. Our interest income in the three months ended July 2, 2006 was $295,000, an increase of $34,000 or 13% as compared with interest income of $261,000 in the three months ended July 3, 2005.  Our interest income in the six months ended July 2, 2006 was $588,000, an increase of $87,000 or 17% as compared with interest income of $501,000 in the six months ended July 3, 2005. This relative dollar increase in both comparative periods resulted from an increase in interest rates offsetting a decrease in average funds available for investment.

Interest Expense — Our interest expense for the three months ended July 2, 2006 was $16,000, a decrease of $8,000 or 33% as compared with interest expense of $24,000 for the three months ended July 3, 2005.  For the six months ended July 2, 2006 our interest expense was $47,000, a slight decrease of $1,000 as compared with interest expense of $48,000 for the six months ended July 3, 2005.  Interest expense for all periods relates to maintenance fees associated with our revolving credit facility and outstanding letters of credit.

 Income Tax Benefit — During the six months ended July 2, 2006, we recorded a tax benefit of $1.3 million resulting from a revision of our estimated tax liability based on the statute expiration of certain estimated state tax exposures during April 2006.  As of July 2, 2006 the balance of the contingent income tax liability is $495,000.  The statute on certain federal and state tax exposures of $196,000 is due to expire in October 2006.  Beginning in 2002, it was determined that it was not more likely than not that any additional deferred tax assets would be realized through the application of carryforward claims.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at July 2, 2006 totaled $27.2 million, a decrease of $3.0 million or 10% compared to the balance of $30.2 million at December 31, 2005.

On December 27, 2005, we entered into the fourth amendment (the “Amendment”) to our Amended and Restated Loan and Security Agreement between Comerica Bank and us dated September 23, 2003 and as amended June 13, 2005, July 12, 2005 and September 28, 2005.  The effective date of the Amendment is December 22, 2005.  Under the new terms, the revolving credit facility (“Revolving Facility”) provides for a maximum credit extension of $10.0 million, with a $5.0 million sub-limit to support letters of credit, a $250,000 sub-limit for foreign exchange transactions and a $200,000 sub-limit for corporate credit cards. The Revolving Facility matures on December 21, 2006.  Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 2.0% or Prime. The Revolving Facility requires us to maintain certain financial ratios and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission.  The Revolving Facility is secured by substantially all of our assets. We were in compliance with the covenants as of July 2, 2006.  As of July 2, 2006 and December 31, 2005, there were no outstanding borrowings under the Revolving Facility. We have letters of credit of $3.2 million available as of July 2, 2006 against which no amounts have been drawn.

Net Cash Used in Operating Activities — Net cash used in operations was $3.0 million and $3.8 million in the six months ended July 2, 2006 and July 3, 2005, respectively. Net loss in the six months ended July 2, 2006 and July 3, 2005 was $3.8 million and $15.5 million, respectively.

The most significant cash item impacting the difference between net loss and cash flows used in operations in the first six months of 2006 was $1.7 million used by working capital. The $1.7 million used by working capital relates to a  $1.5 million decrease in accruals and accounts payable and a $1.3 million decrease in restructuring liabilities which were partially offset by a $1.5 million decrease in inventories. The $1.5 million decrease in accruals and payables relates to the timing of invoice payments relative to our quarter end. The $1.3 million decrease in restructuring liabilities relates to payments against the remaining lease loss accrual.  The $1.5 million decrease in inventories resulted from decreased cycle time in our wafer fabrication process and a $1.2 million write-down to reduce excess inventories to their estimated net realizable values.  Non-cash items included in net loss in the six months ended July 2, 2006 included $1.3 million related to a decrease in our income tax liability, $1.6 million of depreciation and amortization, $637,000 charge for the impairment of an intangible asset, $809,000 of prepaid expense amortization (including insurance and property taxes) and $483,000 of stock based compensation expense.  The $1.3 million decrease in our income tax liability resulted from a revised estimate based on the statute expiration of certain estimated state tax exposures during April 2006.

The most significant cash item impacting the difference between net loss and cash flows used in operations in the first six months of 2005 was $2.1 million provided by working capital. The $2.1 million provided by working capital relates to a $1.6 million decrease in other assets and a $1.5 million decrease in receivables which were partially offset by a $1.4 million decrease in restructuring liabilities. The $1.6 million decrease in other assets resulted from the amortization of $591,000 of prepaid insurance and the collection of $517,000 interest receivable (primarily purchased interest) related to our investment in marketable securities and short-term available-for-sale investments. Our receivables decreased $1.5 million as our shipments during the first six months of 2005 were more evenly distributed throughout the period, allowing for increased collections within the period. The $1.4 million decrease in restructuring liabilities relates to payments against the remaining lease loss accrual. Non-cash items included in net loss in the six months ended July 3, 2005 included $1.6 million of depreciation and amortization, $3.4 million of IPRD related to our acquisition of Telenexus, Inc., $724,000 of stock based compensation expense and $3.7 million related to an increase in our deferred margin on distributor inventory due to our change in the application of our revenue recognition policy regarding sales to our distributors during our second quarter ending July 3, 2005.  For further discussion, see Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Net Cash Provided by Investing Activities — Net cash provided by investing activities was $9.8 million and $2.6 million in the six months ended July 2, 2006 and July 3, 2005, respectively.  In the first six months of 2006, we realized $20.2 million in proceeds from the sale and maturities of our short-term investments which was partially offset by $9.5 million used to purchase short-term investments and $1.1 million to invest in property, plant and equipment.  In the first six months of 2005, we realized $20.4 million in proceeds from the sale and maturities of our short-term investments which was partially offset by $14.7 million used to purchase short-term investments and $3.2 million to acquire Telenexus, Inc. including associated acquisition costs. During 2006, we expect to invest approximately $2.0 million to $3.0 million in capital expenditures of which $1.1 million was purchased in the first six months. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so throughout 2006.

 In conjunction with our recent acquisitions, we may be required to pay further consideration in the EiC acquisition of up to $7.0 million in cash (10%) and shares (90%) if specific revenue targets were achieved by March 31, 2006 and in the Telenexus acquisition, of up to $2.5 million in cash and up to 833,333 shares if certain revenue targets are achieved by July 28, 2006.  We expect to fund these payments, if earned, from our cash, cash equivalents and short-term investments, cash flows and borrowings to the extent available.  Regarding the EiC additional compensation, we have determined that the revenue targets were not met for this period. We have communicated our conclusion to EiC and they have notified us that they disagree with our conclusions.  We believe EiC’s assertions are without merit and we are preparing a response.  There can be no assurance as to the eventual outcome of this matter.  Regarding the Telenexus additional compensation, we have determined that the revenue targets were not met and we have communicated our conclusion to the selling shareholders.  They have thirty days to review and possibly contest our calculation.

Net Cash Provided by Financing Activities — Net cash provided by financing activities totaled $768,000 and $918,000 in the six months ended July 2, 2006 and July 3, 2005, respectively.  In the first six months of 2006, we received net proceeds of $869,000 from the sale of our common stock to employees through our employee stock purchase and option plans which was partially offset by $69,000 used to repurchase our common stock from employees to cover the income tax withholdings and $32,000 of financing costs associated with our revolving credit facility. In the first six months of 2005, we received net proceeds of approximately $965,000 from the sale of our common stock to employees through our employee stock purchase and option plans which was partially offset by $47,000 of financing costs associated with our revolving credit facility.

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

Contractual Obligations

Our contractual obligations and the effect those obligations are expected to have on our liquidity and cash flows are set forth in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our annual report on Form 10-K for the year ended December 31, 2005. There have been no material changes to the disclosures therein in the six months ended July 2, 2006.

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

		Weighted
	Expected Maturity	Average Interest
Expected Maturity Dates	Amounts	Rate
	(in thousands)
Cash equivalents:
2006	$20,228	4.89%
Short-term investments:
2006	5,458	4.54%
Fair value at July 2, 2006.	$25,686

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

We believe we have effectively remediated this material weakness in the second quarter of 2006 by strengthening our disclosure control procedures to ensure that information relevant to our evaluation of potential excess and obsolete inventory is available to ascertain the effect on our financial statements in the appropriate reporting period.  Effective in the first quarter of 2006, we require the participation of sufficiently knowledgeable operations, sales and finance personnel in the review of our inventory on an item by item basis whenever current inventory levels exceed our current build plans or available sales forecasts.  Previously, finance personnel identified potential excess and obsolete inventory and then discussed these inventory items with other functional departments for their input as to the risks and possible uses.  Under the revised procedures, operations, sales and finance personnel jointly review all inventory to identify potential excess and obsolete inventory and determine the appropriate actions.  Operations and sales personnel have a detailed understanding and current information regarding customer demand, build plans, obsolescence and the salability of our products.  The resulting analysis is then reviewed and approved by executive management.  In the second quarter of 2006, we included in our procedures the review of inventory which may not be in our possession but subject to contractual rights of return such as our inventory held by our distribution partners.  We believe these remedial actions have effectively corrected the material weakness and strengthened our internal control over financial reporting.

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

We have not recorded operating income since 1999 and we may not be able to achieve revenue or earnings growth or obtain sufficient revenue to sustain profitability. In the six months ended July 2, 2006 our sales were $24.8 million and we incurred an operating loss of $5.6 million compared to sales of $11.8 million and an operating loss of $16.0 million for the six months ended July 3, 2005.  In addition, our sales for 2005 were $31.6 million and we incurred an operating loss of $22.1 million compared to sales of $32.3 million and an operating loss of $17.3 million for 2004.  Our accumulated deficit was $177.9 million at July 2, 2006.

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

We depend on our sole worldwide distributor for distribution of our RF semiconductor products and the loss of this relationship could materially reduce our sales.

Customer A is the sole worldwide distributor of our complete line of RF semiconductor products. This sole distributor is our largest semiconductor customer, and our sales to Customer A represent 44% and 31% of our total sales for the six months ended July 2, 2006 and July 3, 2005, respectively.  We cannot assure you that this exclusive relationship will improve sales of our semiconductor products or that it is the most effective method of distribution.  If Customer A fails to successfully market and sell our products, our semiconductor sales could materially decline. Our agreement with this distributor does not require it to purchase our products and is terminable at any time. If this distribution relationship is discontinued, our RF semiconductor sales could decline significantly.

We depend upon a small number of customers that account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a reduction of sales.

We depend on a small number of customers for a majority of our sales. We currently have two customers, Customer A and Customer B, which each accounted for more than 10% of our sales and in aggregate accounted for 63% of our sales for the six months ended July 2, 2006.  We had two customers, Customer A and Customer B, which each accounted for more than 10% of our sales and in aggregate accounted for 48% of our sales for the six months ended July 3, 2005.  Sales to Customer A accounted for 44% and 31% of our sales for the six months ended July 2, 2006 and July 3, 2005, respectively.  Sales to Customer B accounted for 19% and 17% of our sales for the six months ended July 2, 2006 and July 3, 2005, respectively.

The increase in our sales to Customer A during the six months ended July 2, 2006 is attributable to the substantial increase in demand for our products in the wireless infrastructure market particularly related to the growth of 3G systems.  In addition, in the six months ended July 3, 2005 our revenue from Customer A was adversely effected by a change in the application of our revenue recognition policy from revenue recognition upon shipment to revenue recognition when our distributors have sold the product to the end customer.  This change in application resulted in a $4.0 million revenue deferral in our second quarter of 2005. For further discussion, see Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.  The increase in our sales to Customer B during the six months ended July 2, 2006 is also related to the substantial increase in demand for our products in the wireless infrastructure market particularly related to the growth of 3G systems as well as an increasing business practice of original equipment manufacturers to outsource a greater percentage of their manufacturing.

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

We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary products and/or components and materials. Lead times for components and materials that we, or our outsourced manufacturers, order can vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. To the extent that we rely on outsourced manufacturers, many of these factors will be outside of our direct managerial control. For substantial increases in production levels, our outsourced manufacturers and some suppliers may need six months or more lead time. As a result, we may be required to make financial commitments in the form of purchase commitments. We lack visibility into the finished goods inventories of our customers and the end-users. This lack of visibility impacts our ability to accurately forecast our requirements. If we overestimate our component, material and outsourced manufactured requirements, we may have excess inventory, which would increase our costs. An additional risk for potential excess inventory results from our volume purchase commitments with certain material suppliers, which can only be reduced in certain circumstances. Additionally, if we underestimate our component, material, and outsourced manufactured requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our sales and profitability. We have incurred, and may in the future incur, charges related to excess and obsolete inventory. These charges amounted to $1.2 million and $282,000 in the six month periods ended July 2, 2006 and July 3, 2005, respectively and $975,000, $670,000 and $251,000 in 2005, 2004 and 2003, respectively. While these charges may be partially offset by subsequent sales of previously written-down inventory, there can be no assurance that any such sales will be significant. As we broaden our product lines we must outsource the manufacturing of or purchase a wider variety of components. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility of customer acceptance and potential competition. Both of these factors will contribute a higher level of inventory risk in our near future.

We rely on the significant experience and specialized expertise of our executive management in our industry and must retain and attract qualified engineers and other highly skilled personnel in a highly competitive job environment to maintain and grow our business.

Our performance is substantially dependent on the continued services and on the performance of our executive management and our highly qualified team of engineers. We have recruited a completely new executive management team during the last year, including most recently a new Chief Financial Officer, R. Gregory Miller, on April 10, 2006. The loss of the services of any of our executive officers or of a number of our engineers could harm our ability to maintain and build our business. We have no “key man” life insurance policies.

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

We sell a significant portion of our product to customers outside of the United States. Sales to customers outside of the United States accounted for 53% and 52% of our sales in the six month periods ended July 2, 2006 and July 3, 2005, respectively and 44%, 35% and 32% of our sales in 2005, 2004 and 2003, respectively. We expect that sales to customers outside of the United States will continue to account for a significant portion of our sales. Although all of our foreign sales are denominated in U.S. dollars, such sales are subject to certain risks, including, among others, changes in regulatory requirements, the imposition of tariffs and other trade barriers, the existence of political, legal and economic instability in foreign markets, language and cultural barriers, seasonal reductions in business activities, our ability to receive timely payment and collect our accounts receivable, currency fluctuations, and potentially adverse tax consequences, which could adversely affect our business and financial results.

Risks Related to Our Stock

Sales of substantial amounts of our common stock by Fox Paine, selling stockholders in connection with shares we have issued in recent acquisitions and certain other stockholders could adversely affect the market price of our common stock

We filed a registration statement on Form S-3 to register 25,492,044 shares for resale by Fox Paine Capital Fund, L.P., FPC Investors, LP, WJ Coinvestment Fund I, LLC, WJ Coinvestment Fund III, LLC and WJ Coinvestment Fund IV, LLC (together the “FP Entities”), pursuant to an agreement providing for registration rights, which was declared effective by the Securities and Exchange Commission on May 12, 2006.  The Fox Paine Entities are collectively our largest stockholder.  As of July 2, 2006, the Fox Paine Entities beneficially owned 38.4% of our common stock which represents approximately 25.5 million of our 66.3 million outstanding shares of common stock.  As a result of  the registration statement, the Fox Paine Entities will not be restricted by the Rule 144 volume limitations on sales otherwise applicable to affiliates and will have the ability to sell a large number of shares at one time if it so desires. Furthermore, we have issued an aggregate of 2,442,882 shares of our common stock to date in connection with our recent EiC and Telenexus acquisitions. Our stock is not heavily traded and our stock prices can fluctuate significantly.  As such, sales of substantial amounts of our common stock into the public market by the Fox Paine Entities, or selling stockholders in connection with the EiC and Telenexus acquisitions or certain other stockholders, or perceptions that significant sales could occur, could adversely affect the market price of our common stock.

Also, we may be obligated to issue additional shares of our common stock in connection with the EiC and Telenexus acquisitions. The EiC acquisition agreement contained contingency clauses which could have required us to pay further compensation of up to $14.0 million if specific revenue and gross margin targets are achieved by March 31, 2005 and

March 31, 2006 of which $7.0 million of additional compensation related to the period ended March 31, 2005. We calculated that the revenue and the gross margin targets were not met for the period ending March 31, 2005, and this was communicated to EiC on May 31, 2005.  EiC subsequently notified us that it disagreed with our conclusions. While we believe EiC’s assertions are without merit and we have notified EiC of such, there can be no assurance as to the eventual outcome of this matter. The remaining $7.0 million of potential additional consideration relates to the period ended March 31, 2006 and we have determined that the revenue targets were not met for this period.  We have communicated our conclusion to EiC and they have also contested this calculation. We believe EiC’s assertions are without merit and we are preparing a response.  There can be no assurance as to the eventual outcome of this matter.  The $7.0 million would have been payable 10% in cash and, at our election, 90% in shares of our common stock. If the targets were fully attained and we elected to pay in shares of common stock, the number of additional shares issued would have been 2,540,323 computed at $2.48 per share which represents the average closing price of our stock on NASDAQ during the 10 day period prior to the end of the earnout period. In the Telenexus acquisition, up to $2.5 million in cash and 833,333 shares would have been required to be paid if certain revenue targets are achieved by July 28, 2006.  We have determined that these revenue targets were not met and have communicated our conclusion to the selling shareholders. They have thirty days to review and possibly contest our calculation.

Furthermore, future sales of substantial amounts of common stock by certain others such as our officers, directors and Kopp Investment Advisors, LLC, the beneficial owners of approximately 15% of our outstanding common stock as of June 1, 2006, in the public market or otherwise or the awareness that a large number of shares is available for sale, could adversely affect the market price of our common stock.

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

The concentration of ownership of our common stock could prevent other stockholders from influencing or affecting the outcome of significant matters and our arrangements with Fox Paine could conflict with the interests of our other stockholders

Ownership of our common stock is highly concentrated. As of July 2, 2006, Fox Paine & Company, LLC (“Fox Paine”) is the indirect beneficial owner of 38.4% of our outstanding share capital. As a result, Fox Paine has and will continue to have significant influence over the outcome of matters requiring stockholder approval, including:

•                  election of all our directors and the directors of our subsidiaries;

•                  amending our charter or by-laws; and

•                  agreeing to or preventing mergers, consolidations or the sale of all or substantially all our assets or our subsidiaries’ assets.

Additionally, our second largest stockholder, Kopp Investment Advisors, LLC, beneficially owned approximately 15% of our common stock as of June 1, 2006. As such, our two largest stockholders own over 50% of our outstanding common stock and if they chose to act collectively would hold enough voting power to determine the outcome of any matters requiring stockholder approval. Our largest stockholders may have interests that differ from those of our other stockholders and may take actions or influence our operations in a manner contrary or adverse to the interests of our other stockholders. The concentration of ownership interest of our common stock could delay, prevent or cause a change in control relating to us which could adversely affect the market price of our common stock.

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

In addition, members of Fox Paine serve on our Board of Directors pursuant to a shareholders’ agreement which entitles Fox Paine to board seats proportionate to its percentage ownership of our stock and Fox Paine provides services to us pursuant to a management agreement. The loss of Fox Paine’s services to us as well as the services of members of Fox Paine on our board of directors could adversely affect our business. Our obligation to pay management fees to Fox Paine could influence their decisions regarding us. Under our management agreement with Fox Paine, we are obligated to pay Fox Paine a fee in the amount of 1% of the prior year’s income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (losses) of minority investments, calculated without regard to the fee. However, due to the losses we have incurred in past we have not been required to pay management fees to Fox Paine since 2001.

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

At our Annual Meeting of Stockholders held on July 20, 2006 our stockholders:

(a)          Elected each of the following nine nominees as directors, each to serve for a one-year term and to hold office until their successors are duly elected and qualified. The vote for each director was as follows:

Nominee	For	Withheld
W. Dexter Paine, III	56,036,461	5,020,510
Bruce W. Diamond	60,334,257	722,714
Herald Y. Chen	60,315,629	741,342
Patrice M. Daniels	60,542,524	514,447
Michael E. Holmstrom	60,562,524	494,447
Catherine P. Lego	57,466,071	3,590,900
Jack G. Levin	60,339,629	717,342
Liane J. Pelletier	56,043,905	5,013,066
Robert Whelton	60,555,741	501,230

(b)         Approved an amendment to the Company’s 2000 Amended and Restated Non-Employee Director Stock Compensation Plan by the votes indicated:

For	Against	Abstain	Broker non-vote
46,631,198	2,204,467	170,437	12,050,869

(c)          Approved an amendment to the Company’s 2001 Employee Stock Purchase Plan by the votes indicated:

For	Against	Abstain	Broker non-vote
44,774,679	4,054,501	176,922	12,050,869

(d)         Ratified the appointment of Deloitte & Touche, LLP as the Company’s independent registered public accounting firm for the fiscal year 2006 by the votes indicated:

For	Against	Abstain	Broker non-vote
60,877,860	99,926	79,185	-0-

ITEM 6.                    EXHIBITS

The exhibits listed on the following index to exhibits are filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No	Exhibit	Date	Herewith

10.1*	First Amendment to the Amended and Restated WJ Communications, Inc. 2000 Non-Employee Director Stock Compensation Plan					X

10.2*	Second Amendment to the WJ Communications, Inc. 2001 Employee Stock Purchase Plan					X

31.1	Certification of Bruce W. Diamond, Chief Executive Officer (principal executive officer), pursuant to Rule 13a-14/15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of R. Gregory Miller, Chief Financial Officer (principal financial officer), pursuant to Rule 13a-14/15d-14(a) of the Securities Exchange Act of 1934.					X

32.1	Certification of Bruce W. Diamond, Principal Executive Officer, Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of R. Gregory Miller, Principal Financial Officer, Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

*                    Indicates a contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 10th day of August 2006.

WJ COMMUNICATIONS, INC.
(Registrant)

Date August 10, 2006	By:	/s/ BRUCE W. DIAMOND
Bruce W. Diamond
President and Chief Executive Officer
(principal executive officer)

Date August 10, 2006	By:	/s/ R. GREGORY MILLER
R. Gregory Miller
Vice President and Chief Financial Officer
(principal financial officer)