Form 10-Q/A
period 2006-04-02
WJ COMMUNICATIONS INC
filed 2006-11-17
CIK 105006

UNITED STATES
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

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report of Form 10-Q of WJ Communications, Inc. for the quarterly period ended April 2, 2006 is to correct and restate our previously issued condensed consolidated financial statements contained therein and related disclosures as described in Note 14 to the condensed consolidated financial statements. We have identified accruals for cash bonuses earned under employment agreements, including executive officers, as well as compensation expense related to a market condition included in our restricted stock grant to our Chief Executive Officer that had not been recorded.

The only changes in this Form 10-Q/A to the original Form 10-Q filed on May 17, 2006 are those caused by the restatement. This Form 10-Q/A continues to speak as of the date of our original Form 10-Q and we have not updated the disclosures to speak as of a later date or to reflect subsequent results, events or developments. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our SEC filings made subsequent to the May 17, 2006 filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement and are included in this Form 10-Q/A:

•                     Part I – Item 1 –Financial Statements (Unaudited)

•                     Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                     Part I – Item 4 – Controls and Procedures

•                     Part II – Item 6 – Exhibits

Pursuant to the rules of the SEC, Item 6 of Part II has been amended to contain the currently dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2 respectively.

We are also concurrently filing an amendment to our previously filed Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2006 to correct and restate the consolidated financial statements contained therein and related disclosures. For this reason, the consolidated financial statements and related financial information for the affected periods contained in the prior report should no longer be relied upon.

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q/A, our Annual Report on Form 10-K, our shareholders’ annual report, press releases and certain information provided periodically in writing or orally by our officers, directors or agents contain certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecasted in the forward-looking statements. In addition, the forward-looking events discussed in this report might not occur. These risks and uncertainties include, among others, those described in the section of this report and our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006 entitled “Risk Factors.”  Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission. We assume no obligation to update or revise the forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

WJ COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q/A
THREE MONTHS ENDED APRIL 2, 2006
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2006	2005
	(As restated, see Note 14)
Sales, net	$12,341	$7,774
Cost of goods sold	6,140	4,348
Gross profit	6,201	3,426
Operating expenses:
Research and development	5,147	4,743
Selling and administrative	5,365	3,189
Acquired in-process research and development	—	3,400
Total operating expenses	10,512	11,332
Loss from operations	(4,311)	(7,906)
Interest income	292	240
Interest expense	(30)	(23)
Other income—net	3	5
Loss before income taxes	(4,046)	(7,684)
Income tax benefit	(1,289)	—
Net loss	$(2,757)	$(7,684)

Basic and diluted net loss per share	$(0.04)	$(0.12)
Basic and diluted average shares	65,707	63,027

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)
(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2006	2005
	(As restated, see Note 14)
Net loss	$(2,757)	$(7,684)
Other comprehensive income:
Unrealized holding gains on securities arising during the period net of reclassification adjustments	5	6

Comprehensive loss	$(2,752)	$(7,678)

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
(Unaudited)

	April 2,	December 31,
	2006	2005
	(As restated, see Note 14)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,791	$14,169
Short-term investments	11,506	16,052
Receivables (net of allowances of $187 and $122, respectively)	7,219	7,135
Inventories	4,140	4,826
Other	1,907	2,632
Total current assets	41,563	44,814

PROPERTY, PLANT AND EQUIPMENT, net	8,262	7,919

Goodwill	6,834	6,806
Intangible assets, net	1,162	1,884
Other assets	221	221
	$58,042	$61,644

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,618	$4,220
Accrued liabilities	3,998	3,811
Income tax contingency liability	500	1,818
Deferred margin on distributor inventory	3,293	3,217
Restructuring accrual	3,080	3,386
Total current liabilities	15,489	16,452

Restructuring accrual	13,059	13,390
Other long-term obligations	667	685

Total liabilities	29,215	30,527

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	676	675
Treasury stock	(19)	(19)
Additional paid-in capital	205,119	205,320
Accumulated deficit	(176,945)	(174,187)
Deferred stock compensation	—	(663)
Other comprehensive loss	(4)	(9)
Total stockholders’ equity	28,827	31,117
	$58,042	$61,644

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2006	2005
	(As restated, see Note 14)
OPERATING ACTIVITIES:
Net loss	$(2,757)	$(7,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	904	968
Acquired in-process research and development	—	3,400
Amortization of deferred financing costs	8	11
Net loss (gain) on disposal of property, plant and equipment	37	(15)
Intangible asset impairment	637	—
Non-cash restructuring charges (reversals)	(17)	12
Stock based compensation	368	90
Provision for (reduction in) allowance for doubtful accounts	2	(41)
Asset retirement obligations	(109)	—
Amortization of net premiums on short-term investments	15	101
Net changes in:
Receivables	(114)	1,702
Inventories	703	325
Other assets	722	843
Restructuring liabilities	(620)	(718)
Income tax contingency liability	(1,318)	(6)
Deferred margin on distributor inventory	76	—
Accruals and accounts payable	(116)	(646)
Net cash used in operating activities	(1,579)	(1,658)

INVESTING ACTIVITIES:
Purchase of short-term investments	(7,059)	(8,443)
Proceeds from sale and maturities of short-term investments	11,587	13,370
Purchases of property, plant and equipment	(383)	(191)
Acquisition of Telenexus and related costs	—	(3,119)
Proceeds on disposal of property, plant and equipment	11	51
Net cash provided by investing activities	4,156	1,668

FINANCING ACTIVITIES:
Payments on long-term borrowings	(32)	(43)
Repurchase of common stock	(35)	—
Net proceeds from issuances of common stock	112	346
Net cash provided by financing activities	45	303

Net increase in cash and cash equivalents	2,622	313
Cash and cash equivalents at beginning of period	14,169	24,392
Cash and cash equivalents at end of period	$16,791	$24,705

Other cash flow information:
Income taxes paid	$28	$6
Interest paid	22	13
Noncash investing and financing activities:
Increase in accounts payable related to property, plant and equipment purchases	682	—
Issuance of common stock for Telenexus acquisition	—	8,190

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which are considered to be normal and recurring in nature. Operating results for the three month period ended April 2, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

STOCK-BASED COMPENSATION — During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 - revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures adjusted for estimated forfeitures.

The adoption of SFAS 123R had a significant impact on our consolidated financial position, results of operations and statements of cash flows. See Note 8 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expense.

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

The original EiC acquisition agreement contained contingency clauses which could have required the Company to pay further compensation of up to $14.0 million if specific revenue and gross margin targets were achieved by March 31, 2005 and March 31, 2006 of which $7.0 million of additional compensation related to the period ended March 31, 2005. The Company has determined that the revenue and the gross margin targets were not met for the period ending March 31, 2005, which was provided to EiC on May 31, 2005.  EiC subsequently notified the Company that it disagreed with the Company’s conclusions. While the Company believes EiC’s assertions are without merit and have notified EiC of such, there can be no assurance as to the eventual outcome of this matter. The remaining $7.0 million of potential additional consideration relates to the period ended March 31, 2006 and the Company has determined that the revenue targets were also not met for this period. The Company has communicated its conclusion to EiC and EiC has thirty days to review and possibly contest the Company’s calculation. The $7.0 million would have been payable 10% in cash and, at the Company’s election, 90% in shares of its common stock. If the targets were fully attained and the Company elected to pay in shares of common stock, the number of additional shares issued would have been 2,540,323 computed at $2.48 per share which represents the average closing price of the Company’s stock on The Nasdaq National Market (“NASDAQ”) during the ten day period prior to the end of the earnout period.  If the Company is ultimately required to pay such consideration, the amounts would be recorded as an increase to goodwill.

Telenexus Acquisition

On January 28, 2005, the Company completed its acquisition of Telenexus, Inc. (“Telenexus”). Telenexus designs, develops, manufactures and markets radio frequency identification (“RFID”) reader products for a broad range of industries and markets.  By virtue of the merger, the Company purchased all of the assets necessary for the conduct of the RFID business of Telenexus, consisting primarily of, and including, but not limited to RFID modules, baseband processing algorithm technology, applications software and realizations of several reader product designs.  The consideration paid by the Company on the closing date in connection with the merger consisted of cash in the amount of $3.0 million and 2,333,333 shares of the Company’s common stock valued at $8.2 million at the closing date.  Including acquisition costs of $230,000, the aggregate purchase price for the net assets of Telenexus totaled $11.4 million.  Of the closing consideration, cash in the amount of $500,000 and 333,333 shares of the Company’s common stock were held in escrow with respect to any indemnification matter under the merger agreement. The outstanding cash balance of the escrow account less any properly noticed unpaid or contested amounts was to be distributed within two days after October 28, 2005.  The Company released the full amount of the cash balance of the escrow account on October 31, 2005.  The 333,333 shares in the escrow account less any shares for any properly noticed unpaid or contested amounts will be distributed within five days after July 28, 2006. The fair value of the Company’s common stock was determined based on the average closing price per share of the Company’s common stock over a five day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (January 31, 2005). In addition to the closing consideration, the sellers may be entitled to further compensation of up to $2.5 million in cash and up to 833,333 shares of the Company’s common stock if the Company achieves certain revenue targets by July 28, 2006.  Any change in the fair value of the net assets of Telenexus or any additional consideration to the sellers will change the amount of the purchase price allocable to goodwill.  The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141, and accordingly the Company’s consolidated financial statements from January 28, 2005 include the impact of the acquisition.  A portion of the purchase price was allocated to developed and core technology and in-process research and development.  Developmental projects that had not reached technological feasibility and had no future alternative uses were classified as in-process research and development.  The $3.4 million value allocated to projects that were identified as in-process research and development was charged to acquired in-process research and development in the accompanying condensed consolidated statements of operations for the three months ended April 3, 2005.

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

The total intrinsic value of restricted stock vested during the three months ended April 2, 2006 was $105,000. Based on the closing price of the Company common stock of $2.52 on March 31, 2006, the total intrinsic value of all unvested restricted stock was $2.3 million.

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

The assumptions used to value option grants and employee stock purchase rights are as follows:

	Three Months Ended
	April 2,	April 3,
	2006	2005
Employee Stock Option Plans:
Fair value	$1.20	$1.65
Dividend yield	0.0%	0.0%
Volatility	85.52%	79.0%
Risk free interest rate at the time of grant	4.44%	3.78%
Expected term to exercise (in years from the grant date)	4.42	4.0

Employee Stock Purchase Plan:
Fair value	$0.36	$0.65
Dividend yield	0.0%	0.0%
Volatility	57.67%	69.0%
Risk free interest rate at the time of grant	4.15%	2.19%
Expected term to exercise (in years from the grant date)	0.49	0.49

The following table presents details of stock-based compensation expense by functional line item:

	Three Months Ended
	April 2,	April 3,
	2006	2005

Cost of goods sold	$42	$21
Research and development	106	60
Selling and administrative	220	9
	$368	$90

During the three month period ended April 2, 2006, we recorded $21,000 of compensation expense associated with a restricted stock grant to our Chief Executive Officer that contained a market based performance condition.

The amounts included in the three months ended April 2, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The impact on basic and diluted net loss per share for the three months ended April 2, 2006 from the adoption of SFAS 123R was $0.01.

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

9.    NET LOSS PER SHARE CALCULATION

Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods. The net loss per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended
	April 2,	April 3,
	2006	2005

Net loss	$(2,757)	$(7,684)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	65,707	63,027

Basic and diluted net loss per share	$(0.04)	$(0.12)

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

12. INCOME TAXES

In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company has established certain reserves for various federal, state and international income tax exposures.  During the quarter ended April 2, 2006, the Company recorded a tax benefit of $1.3 million resulting from a revision of its estimated tax liability based on the statute of limitations expiration of certain estimated state tax exposures during April 2006.  As of April 2, 2006 the balance of the contingent income tax liability is $500,000.

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

14. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL RESULTS

Subsequent to the issuance of its condensed consolidated financial statements for the period ended April 2, 2006, the Company identified accruals for cash bonuses earned under employment agreements, including executive officers, as well as compensation expense related to a market condition included in restricted stock granted to the Chief Executive Officer that had not been recorded.  Accordingly, the accompanying condensed consolidated financial statements for the period ended April 2, 2006 have been restated from the amounts previously reported. In addition, the Company identified certain immaterial errors related to asset retirement obligations associated with lease agreements.

A summary of the effects of the restatement is shown below (in thousands). The restatement had no impact on basic and diluted net loss per share.

Condensed Consolidated Statements of Operations

	For The Three Months Ended April 2, 2006
	As Previously	As
	Reported	Restated

Cost of goods sold	$6,020	$6,140
Gross profit	6,321	6,201
Research and development	5,099	5,147
Selling and administrative (including stock-based compensation) (1)	5,199	5,365
Total operating expenses	10,298	10,512
Loss from operations	(3,977)	(4,311)
Loss before income taxes	(3,712)	(4,046)
Net loss	(2,423)	(2,757)

(1)          Stock-based compensation included in the following:

Selling and administrative	$199	$220

Condensed Consolidated Balance Sheet

	As of April 2, 2006
	As Previously	As
	Reported	Restated

Propery, plant and equipment, net	$8,244	$8,262
Total assets	58,024	58,042
Accrued liabilities	3,667	3,998
Total current liabilities	15,158	15,489
Total liabilities	28,884	29,215
Additional paid-in capital	205,098	205,119
Accumulated deficit	(176,611)	(176,945)
Total stockholders’ equity	29,140	28,827

Condensed Consolidated Statements of Cash Flows

	For The Three Months Ended April 2, 2006
	As Previously	As
	Reported	Restated

Operating activities:
Net loss	$(2,423)	$(2,757)
Depreciation and amortization	813	904
Stock based compensation	347	368
Asset retirement obligations	—	(109)
Net changes in accruals and accounts payable	(447)	(116)

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other disclosures included elsewhere in this Form 10-Q/A and our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 31, 2006. Except for historic actual results reported, the following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. See “Special Notice Regarding Forward-looking Statements” above and the “Risk Factors” section of this Form 10-Q/A and our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 31, 2006 for a discussion of certain factors that could cause future actual results to differ from those described in the following discussion.

The following Management’s Discussion and Analysis of financial condition and results of operations gives effect to the restatement of the condensed consolidated financial statements for the period ended April 2, 2006 as described in Note 14 to the condensed consolidated financial statements.

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

The original EiC acquisition agreement contained contingency clauses which could have required us to pay further compensation of up to $14.0 million if specific revenue and gross margin targets are achieved by March 31, 2005 and March 31, 2006 of which $7.0 million of additional compensation related to the period ended March 31, 2005. We have calculated that the revenue and the gross margin targets were not met for the period ending March 31, 2005, which was provided to EiC on May 31, 2005.  EiC subsequently notified us that it disagreed with our conclusions. While we believe EiC’s assertions are without merit and we have notified EiC of such, there can be no assurance as to the eventual outcome of this matter. The remaining $7.0 million of additional compensation relates to the period ended March 31, 2006 and we have determined that the revenue targets were also not met for this period. We have communicated our conclusion to EiC and they have thirty days to review and possibly contest our calculation. The $7.0 million would have been payable 10% in cash and, at our election, 90% in shares of our common stock. If the targets were fully attained and we elected to pay in shares of common stock, the number of additional shares issued would have been 2,540,323 computed at $2.48 per share which represents the average closing price of our stock on NASDAQ during the ten day period prior to the end of the earnout period.  If the Company is ultimately required to pay such consideration, the amounts would be recorded as an increase to goodwill. The fair value of our common stock was determined based on the average closing price per share of our common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (June 21, 2004). The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”).

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

Effective for our second quarter ended July 3, 2005, we changed the application of our revenue recognition policy regarding our distributors. We had previously recognized revenue upon shipment to our distributors less estimated reserves for  distributor right of return, authorized price reductions for specific end-customer sales opportunities and price protection based on known events and historical trends. Effective for our second quarter ended July 3, 2005, we recognize revenue from our distribution channels when our distributors have sold the product to the end customer.  Historically, we have received stock rotation requests from our distributors that were within the amounts estimated and contractually allowed with only one exception of an insignificant amount.  However, the request for stock rotation during our second quarter ended July 3, 2005 was higher than the amount contractually allowed.  Our management, with the concurrence of our Audit Committee, believes the increasing percentage of new products introduced by us makes it likely that stock rotation reserves will continue to be difficult to estimate based on historical patterns and contractual provisions. Based on this change in facts and circumstances and our management’s future expectations, we believe that we can no longer reasonably estimate the amount of future returns from our distributors as of July 3, 2005.  Accordingly, beginning in our second quarter of 2005, recognition of revenue and associated cost of sales on shipments to distributors is deferred until the resale to the end customer.  This change in application resulted in a $4.1 million revenue deferral in our second quarter of 2005. Although revenue is deferred until resale, title of products sold to distributors transfers upon shipment.  Accordingly, shipments to distributors are reflected in the consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment.  Deferred revenue and the corresponding cost of sales on shipments to distributors are reflected in the consolidated balance sheet on a net basis as “Deferred margin on distributor inventory.”  For further discussion, see Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q/A.

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

We may enter into contracts to perform research and development for others meeting the requirements of Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”.  Revenue under these development agreements is recognized when applicable contractual non-refundable milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion accounting method based on the actual physical completion of work performed and the ratio of costs incurred to total estimated costs to complete the contract in accordance with Accounting Research Bulletin 45 “Long-Term Construction Type Contracts” using the relevant guidance in the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Given the duration and nature of these development contracts, we believe that recognizing revenue under the percentage completion method best represents the legal and economic results of contract performance on a timely basis.  Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. These development contracts with customers have enabled us to accelerate our own product development efforts. Such development revenues have only partially funded our product development activities, and we generally retain ownership of the products developed under these arrangements. As a result, we classify all development costs related to these contracts as research and development expenses. The achievement of contractual milestones is evidenced by written documentation provided by the customer in accordance with the applicable terms and conditions of each contract.  In any period, progress on the contract is based on input measures (direct labor dollars, direct material costs and direct outside processing costs) in the ratio of costs incurred to total estimated costs.  Estimated costs to complete are provided by engineering personnel directly involved in the development program and are reviewed by management and finance personnel for reasonableness given the known facts and circumstances.  A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on our results of operations. If we bill the customer prior to performing services under the development agreement, the amounts are recorded as deferred revenue.  We recorded revenue of $164,000 and $167,000 under development agreements in April 2, 2006 and April 3, 2005, respectively.  Our balance of deferred revenue at April 2, 2006 was $101,000 and nil at December 31, 2005.

Stock-based Compensation

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

Write-down of Excess and Obsolete Inventory

We write down our inventory for estimated obsolete or unmarketable inventory for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Management specifically identifies obsolete products and analyzes historical usage, forecasted production generally based on a rolling twelve month demand forecast, current economic trends and historical write-offs when evaluating the valuation of our inventory.  Due to rapidly changing customer forecasts and orders, additional write-downs of excess or obsolete inventory, while not currently expected, could be required in the future. Alternatively, the sale of previously written down inventory could result from significant unforeseen increases in customer demand.

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

Income Taxes

In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company has established certain reserves for various federal, state and international income tax exposures.  The reserves represent our best estimate of the probable amount for our liability of income taxes, interest and penalties. The actual liability could differ significantly from the amount of the reserve, which could have a material effect on our results of operations. The tax benefit for the quarter ended April 2, 2006 of $1.3 million resulted from a revision of our estimated tax liability based on the statute of limitations expiration of certain estimated state tax exposures during April 2006.

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

CURRENT OPERATIONS

For The Period Ended April 2, 2006 Compared to April 3, 2005

Sales – We recognized $12.3 million and $7.8 million in sales for the three months ended April 2, 2006 and April 3, 2005, respectively. Total sales increased 59% due to the substantial increase in demand for our products in the wireless infrastructure market particularly related to the growth of 3G systems. This increased demand was particularly strong in Asia where sales increased 82% (particularly China, Thailand, Hong Kong and Korea) and Europe where sales increased 266%.  Over the comparable three month periods, we have experienced an approximate 8% decrease in the average selling price of our semiconductor products due to competitive pressure.  Units shipped during the three months ended April 2, 2006 increased to 6.6 million units from 3.4 million units in the three months ended April 3, 2005.

Cost of Goods Sold – Our cost of goods sold for the three months ended April 2, 2006 was $6.1 million, an increase of $1.8 million or 41% as compared with cost of goods sold of $4.3 million in the three months ended April 3, 2005.  During the three months ended April 3, 2006, cost of goods sold were 50% as a percentage of sales which compares to 56% in the corresponding prior year period.  The decrease in our cost of goods sold as a percentage of sales during the three months ended April 2, 2006 reflects a favorable change in our product sales mix to higher margin semiconductor products.  The three months ended April 3, 2005 product sales mix had a greater percentage of our HBT semiconductors (including our ECM168 12V power amplifier recently introduced at that time) which had not yet achieved as high a margin as our pre-existing semiconductor product families.  The increase in cost of goods sold in the three months ended April 2, 2006 is related to increased direct and variable indirect costs due to our increased sales over the corresponding prior year period.

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

Research and Development – Our research and development expense for the three months ended April 2, 2006 was $5.1 million, an increase of $404,000 or 9% as compared with research and development expense of $4.7 million in the three months ended April 3, 2005.  The increase in expense in the three months ended April 2, 2006 was principally related to additional effort on engineering development agreements, increased spending on design consulting services and engineering wafer processing at outside foundries and $106,000 of stock compensation expense related to the adoption of SFAS 123R. During the three months ended April 2, 2006, research and development expenses were 42% as a percentage of sales which compares to 61% in the corresponding prior year period. As a percentage of sales, the decrease in research and development expense in 2006 primarily reflects the increase in sales in the same relative period. In the second quarter of 2006 we expect research and development spending to be lower due to lower projected material charges.  Product research and development is essential to our future success and we expect to continue to make investments in new product development and engineering talent. For the remainder of 2006 we will focus our research efforts and resources on RF semiconductor development targeting multiple potential growth markets such as RFID while expanding our addressable market opportunities in wireless communications and broadband cable. We will also explore process capabilities of third party foundries and develop products under new process technologies such as SiGe BiCMOS.

Selling and Administrative – Selling and administrative expense for the three months ended April 2, 2006 was $5.4 million or 43% of sales, an increase of $2.2 million or 68% as compared with selling and administrative expense of $3.2 million or 41% of sales in the three months ended April 3, 2005.  The increase in expense primarily resulted from a $637,000 charge related to our decision to cease the use of the Telenexus trademark and trade names intangible asset in favor of using the WJ Communications brand to market our RFID products, $660,000 in professional service fees, $220,000 of stock compensation expense related to the adoption of SFAS 123R,

$189,000 in recruiting fees, $178,000 in marketing/strategy consulting and $60,000 increase in accounting fees to complete our 2005 audit.  As a percentage of sales, the increase in selling and administrative expense in 2006 reflects the factors noted above as well as being partially offset by the increase in sales in the same relative period.  In the second quarter of 2006 we expect to incur a severance charge of approximately $750,000 related to anticipated reduction in personnel.

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

On December 27, 2005, we entered into the fourth amendment (the “Amendment”) to our Amended and Restated Loan and Security Agreement between Comerica Bank and us dated September 23, 2003 and as amended June 13, 2005, July 12, 2005 and September 28, 2005.  The effective date of the Amendment is December 22, 2005.  Under the new terms, the revolving credit facility (“Revolving Facility”) provides for a maximum credit extension of $10.0 million, with a $5.0 million sub-limit to support letters of credit, a $250,000 sub-limit for foreign exchange transactions and a $200,000 sub-limit for corporate credit cards. The Revolving Facility expires on December 21, 2006.  Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 2.0% or Prime. The Revolving Facility requires us to maintain certain financial ratios and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission.  The Revolving Facility is secured by substantially all of our assets. We were in compliance with the covenants as of April 2, 2006. As of April 2, 2006 and April 3, 2005, there were no outstanding borrowings under the Revolving Facility. We have letters of credit of $3.2 million available as of April 2, 2006 against which no amounts have been drawn.

Net Cash Used in Operating Activities – Net cash used in operations was $1.6 million and $1.7 million in the three months ended April 2, 2006 and April 3, 2005, respectively. Net loss in the three months ended April 2, 2006 and April 3, 2005 was $2.8 million and $7.7 million, respectively.

The most significant cash item impacting the difference between net loss and cash flows used in operations in the first three months of 2006 was $151,000 used by working capital. The $151,000 used by working capital primarily relates to a $620,000 decrease in restructuring liabilities and a $116,000 decrease in accruals and accounts payable which were partially offset by a $703,000 decrease in inventories. The $620,000 decrease in restructuring liabilities primarily relates to payments against the remaining lease loss accrual.  The $116,000 decrease in accruals and payables primarily relates to the timing of our bi-weekly payroll relative to our quarter end offset by bonus accruals. The $703,000 decrease in inventories resulted from decreased cycle time in our wafer fabrication process.  Non-cash items included in net loss in the three months ended April 2, 2006 included $1.3 million related to a decrease in our income tax liability, $904,000 of depreciation and amortization, $637,000 charge for the impairment of an intangible asset, $384,000 of prepaid amortization (including insurance and taxes), $368,000 of stock based compensation expense and $109,000 of asset retirement obligations.  The $1.3 million decrease in our income tax liability resulted from a revised estimate based on the statute expiration of certain estimated state tax exposures during April 2006.

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

Item 4. CONTROLS AND PROCEDURES

Attached as exhibits 31.1 and 31.2 to this Form 10-Q/A are certifications of WJ Communication’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the Company’s original Form 10-Q, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report.  In connection with the restatement, the Company’s management, under the supervision and with the participation of its CEO and CFO, has re-evaluated the effectiveness of the design and operation of our Disclosure Controls as of the end of the period covered by this report.  Based on this re-evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to inadequate controls associated with evaluating and recording compensation accruals and over the determination of excess and obsolete inventory and the related valuation adjustments, as discussed further below.

During the preparation of the Company’s financial statements for the quarterly period ended October 1, 2006, the Company determined that it had not properly accrued cash bonuses earned under employment agreements, including executive officers.  As a result, management concluded, after discussions with the Audit Committee of the Company’s Board of Directors, that the Company should restate the Company’s previously filed financial statements for the quarterly periods ended April 2, 2006 and July 2, 2006 in order to correct these errors.  As a result of the Company’s determination that the errors should be corrected and that previously filed financial statements should be restated, management has concluded that there is a material weakness in the Company’s internal control over financial reporting.    The Company is currently assessing the actions necessary to remediate such material weakness.

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

We believe we effectively remediated this material weakness in the second quarter of 2006 by strengthening our internal control procedures to ensure that information relevant to our evaluation of potential excess and obsolete inventory is available to ascertain the effect on our financial statements in the appropriate reporting period.  Effective in the first quarter of 2006, we require the participation of sufficiently knowledgeable operations, sales and finance personnel in the review of our inventory on an item by item basis whenever current inventory levels exceed our current build plans or available sales forecasts.  Previously, finance personnel identified potential excess and obsolete inventory and then discussed these inventory items with other functional departments for their input as to the risks and possible uses.  Under the revised procedures, operations, sales and finance personnel jointly review all inventory to identify potential excess and obsolete inventory and determine the appropriate actions.  Operations and sales personnel have a detailed understanding and current information regarding customer demand, build plans, obsolescence and the salability of our products.  The resulting analysis is then reviewed and approved by executive management.  In the second quarter of 2006, we included in our procedures the review of inventory which may not be in our possession but subject to contractual rights of return such as our inventory held by our distribution partners.  We believe these remedial actions have effectively corrected the material weakness and strengthened our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  RISK FACTORS

You should carefully consider the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 31, 2006 and described herein below before making an investment in our securities.  Set forth below are the specific risk factors which have been updated to reflect material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2005 in response to Item 1A. to Part I of Form 10-K.  There have been no other material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2005.  The forward-looking statements in this Quarterly Report on Form 10-Q/A involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the risks we have described in the “Risk Factors” section and elsewhere in our SEC filings actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

We have a history of losses, we may incur future losses, and if we are unable to achieve profitability our business will suffer and our stock price may decline.

We have not recorded operating income since 1999, our operating losses have been increasing and we may not be able to achieve revenue or earnings growth or obtain sufficient revenue to sustain profitability. In the three months ended April 2, 2006 our sales were $12.3 million and we incurred an operating loss of $4.3 million compared to sales of $7.8 million and an operating loss of $7.9 million for the three months ended April 3, 2005.  In addition, our sales for 2005 were $31.6 million and we incurred an operating loss of $22.1 million compared to sales of $32.3 million and an operating loss of $17.3 million for 2004.  Our accumulated deficit was $176.9 million at April 2, 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 17th day of November, 2006.

WJ COMMUNICATIONS, INC.
(Registrant)

Date	November 17, 2006	By:	/s/ BRUCE W. DIAMOND
Bruce W. Diamond
President and Chief Executive Officer
(principal executive officer)

Date	November 17, 2006	By:	/s/ R. GREGORY MILLER
R. Gregory Miller
Vice President and Chief Financial Officer
(principal financial officer)