Form 10-Q/A
period 2006-07-02
WJ COMMUNICATIONS INC
filed 2006-11-17
CIK 105006

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

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report of Form 10-Q of WJ Communications, Inc. for the quarterly period ended July 2, 2006 is to correct and restate our previously issued condensed consolidated financial statements contained therein and related disclosures as described in Note 14 to the condensed consolidated financial statements. We have identified accruals for cash bonuses earned under employment agreements, including executive officers, as well as compensation expense related to a market condition included in our restricted stock grant to our Chief Executive Officer that had not been recorded.

The only changes in this Form 10-Q/A to the original Form 10-Q filed on August 10, 2006 are those caused by the restatement. This Form 10-Q/A continues to speak as of the date of our original Form 10-Q and we have not updated the disclosures to speak as of a later date or to reflect subsequent results, events or developments. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our SEC filings made subsequent to the August 10, 2006 filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement and are included in this Form 10-Q/A:

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

We are also concurrently filing an amendment to our previously filed Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2006 to correct and restate the consolidated financial statements contained therein and related disclosures. For this reason, the consolidated financial statements and related financial information for the affected periods contained in the prior report should no longer be relied upon.

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
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
	(As restated, see Note 14)		(As restated, see Note 14)
Net sales	$12,412	$4,023	$24,753	$11,797

Cost of goods sold	5,713	2,870	11,853	7,218
Gross profit	6,699	1,153	12,900	4,579
Operating expenses:
Research and development	4,642	4,397	9,789	9,140
Selling and administrative	3,892	4,824	9,257	8,012
Acquired in-process research and development	—	—	—	3,400
Total operating expenses	8,534	9,221	19,046	20,552

Loss from operations	(1,835)	(8,068)	(6,146)	(15,973)

Interest income	295	261	587	501
Interest expense	(16)	(24)	(46)	(48)
Other income—net	1	3	4	8
Loss before income taxes	(1,555)	(7,828)	(5,601)	(15,512)

Income tax benefit	—	—	(1,289)	—
Net loss	$(1,555)	$(7,828)	$(4,312)	$(15,512)

Basic and diluted net loss per share	$(0.02)	$(0.12)	$(0.07)	$(0.24)
Basic and diluted average shares	66,017	64,055	65,861	63,536

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
	(As restated, see Note 14)		(As restated, see Note 14)
Net loss	$(1,555)	$(7,828)	$(4,312)	$(15,512)
Other comprehensive income:
Unrealized holding gains on securities arising during the period net of reclassification adjustments	2	1	7	7

Comprehensive loss	$(1,553)	$(7,827)	$(4,305)	$(15,505)

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	July 2,	December 31,
	2006	2005
	(As restated, see Note 14)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,719	$14,169
Short-term investments	5,458	16,052
Receivables (net of allowances of $241 and $122, respectively)	7,921	7,135
Inventories	3,351	4,826
Other	1,319	2,632
Total current assets	39,768	44,814

PROPERTY, PLANT AND EQUIPMENT, net	7,638	7,919

Goodwill	6,834	6,806
Intangible assets, net	1,095	1,884
Other assets	182	221
	$55,517	$61,644

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,826	$4,220
Accrued liabilities	4,339	3,811
Income tax contingency liability	495	1,818
Deferred margin on distributor inventory	3,560	3,217
Restructuring accrual	3,209	3,386
Total current liabilities	14,429	16,452

Restructuring accrual	12,291	13,390
Other long-term obligations	649	685

Total liabilities	27,369	30,527

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	683	675
Treasury stock	(20)	(19)
Additional paid-in capital	205,987	205,320
Accumulated deficit	(178,500)	(174,187)
Deferred stock compensation	—	(663)
Other comprehensive loss	(2)	(9)
Total stockholders’ equity	28,148	31,117
	$55,517	$61,644

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 2,	July 3,
	2006	2005
	(As restated, see Note 14)
OPERATING ACTIVITIES:
Net loss	$(4,312)	$(15,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,689	1,555
Acquired in-process research and development	—	3,400
Amortization of deferred financing costs	16	21
Net (gain) loss on disposal of property, plant and equipment	(142)	4
Intangible asset impairment	637	—
Non-cash restructuring charges (reversals)	(3)	55
Stock based compensation	525	724
Provision for (reduction in) allowance for doubtful accounts	13	(76)
Asset retirement obligations	(109)	—
Amortization of net premiums on short-term investments	23	170
Net changes in:
Receivables	(827)	1,719
Inventories	1,485	232
Other assets	1,223	1,613
Restructuring liabilities	(1,273)	(1,385)
Income tax contingency liability	(1,323)	(6)
Deferred margin on distributor inventory	344	3,369
Accruals and accounts payable	(982)	272
Net cash used in operating activities	(3,016)	(3,845)

INVESTING ACTIVITIES:
Purchase of short-term investments	(9,515)	(14,676)
Proceeds from sale and maturities of short-term investments	20,203	20,396
Purchases of property, plant and equipment	(1,103)	(263)
Acquisition of Telenexus and related costs	—	(3,217)
Acquisition of EiC and related costs	—	(32)
Proceeds on disposal of property, plant and equipment	213	370
Net cash provided by investing activities	9,798	2,578

FINANCING ACTIVITIES:
Payments on long-term borrowings	(32)	(47)
Repurchase of common stock	(69)	—
Net proceeds from issuances of common stock	869	965
Net cash provided by financing activities	768	918

Net increase (decrease) in cash and cash equivalents	7,550	(349)
Cash and cash equivalents at beginning of period	14,169	24,392
Cash and cash equivalents at end of period	$21,719	$24,043

Other cash flow information:
Income taxes paid	$40	$6
Interest paid	30	28
Noncash investing and financing activities:
Increase in accounts payable related to property, plant and equipment purchases	79	—
Issuance of common stock for Telenexus acquisition	—	8,190

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

The EiC acquisition agreement contained contingency clauses which could have required the Company to pay further compensation of up to $14.0 million if specific revenue and gross margin targets were achieved by March 31, 2005 and March 31, 2006 of which $7.0 million of additional compensation related to the period ended March 31, 2005. The Company determined that the revenue and the gross margin targets were not met for the period ending March 31, 2005, and this was communicated to EiC on May 31, 2005.  EiC subsequently notified the Company that it disagreed with the Company’s conclusions. While the Company believes EiC’s assertions are without merit and have notified EiC of such, there can be no assurance as to the eventual outcome of this matter. The remaining $7.0 million of potential additional consideration relates to the period ended March 31, 2006 and the Company has determined that the revenue targets were also not met for this period. The Company has communicated its conclusion to EiC and EiC has also contested this calculation. The Company believes EiC’s assertions are without merit and is preparing a response.  There can be no assurance as to the eventual outcome of this matter.  The $7.0 million would have been payable 10% in cash and, at the Company’s election, 90% in shares of its common stock. If the targets were fully attained and the Company elected to pay in shares of common stock, the number of additional shares issued would have been 2,540,323 computed at $2.48 per share which represents the average closing price of the Company’s stock on The Nasdaq Global Market (“NASDAQ”) during the ten day period prior to the end of the earnout period.   If the Company is ultimately required to pay such consideration, the amounts would be recorded as an increase to goodwill.

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

Intangible assets are recorded at cost, less accumulated amortization. During the quarter ended April 2, 2006, the Company determined that it would no longer use the Telenexus trademarks and trade names and would instead market its RFID products under the WJ Communications brand.  As such, the remaining unamortized balance of $637,000 was expensed as “Selling and administrative” which is reflected in the accompanying unaudited condensed consolidated statements of operations for the six month period ended July 2, 2006. The following tables present details of the Company’s purchased intangible assets (in thousands):

As of July 2, 2006:

Description	Useful Life	Gross	Accumulated Amortization	Net
EiC acquisition
Purchased developed technology	5 years	$200	$80	$120

Telenexus acquisition
Purchased developed technology	1.2 years	40	40	—
Customer relationships	7 years	900	184	716
Non-competition agreements	4 years	400	141	259

Total identified intangible assets		$1,540	$445	$1,095

As of December 31, 2005:

	Useful		Accumulated
Description	Life	Gross	Amortization	Net
EiC acquisition
Purchased developed technology.	5 years	$200	$60	$140

Telenexus acquisition
Purchased developed technology.	1.2 years	40	32	8
Customer relationships	7 years	900	118	782
Trademarks and trade names	12 years	700	54	646
Non-competition agreements	4 years	400	92	308

Total identified intangible assets		$2,240	$356	$1,884

In the three and six months ended July 2, 2006, amortization of purchased intangible assets included in cost of goods sold was $10,000 and $28,000 respectively, $19,000 and $35,000 in the three and six months ended July 2, 2005 respectively. In the three and six months ended July 2, 2006, amortization of purchased intangible assets included in operating expense was approximately $57,000 and $123,000, respectively, $72,000 and $121,000 in the three and six months ended July 2, 2005, respectively.  The intangible assets related to purchased developed technology is amortized to cost of goods sold.  The intangible assets related to customer relationships, trademarks and trade names and non-competition agreements with sales/engineering personnel are amortized to operating expense.  Amortization is computed using the straight-line method over the estimated useful life of the intangible asset. The Company expects that annual amortization of acquired intangible assets to be as follows (in thousands):

Fiscal year:	EiC	Telenexus	Total
2006 (remaining six months)	$20	$114	$134
2007	40	229	269
2008	40	229	269
2009	20	136	156
2010	—	129	129
2011 and beyond	—	138	138
Total amortization	$120	$975	$1,095

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

The assumptions used to value option grants and employee stock purchase rights are as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Employee Stock Option Plans:
Fair value	$1.70	$1.27	$1.40	$1.35
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	83.88%	94.66%	84.86%	97.03%
Risk free interest rate at the time of grant	4.80%	3.86%	4.58%	3.84%
Expected term to exercise (in years from the grant date)	3.85	4.0	4.16	4.0

Employee Stock Purchase Plan:
Fair value	$0.85	$0.56	$0.50	$0.61
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	64.23%	70.55%	60.76%	69.82%
Risk free interest rate at the time of grant	4.89%	3.88%	4.50%	3.05%
Expected term to exercise (in years from the grant date)	0.49	0.49	0.49	0.49

The following table presents details of stock-based compensation expense by functional line item:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005

Cost of goods sold	$61	$13	$103	$35
Research and development	90	50	195	110
Selling and administrative	6	570	227	579

	$157	$633	$525	$724

During the three and six month periods ended July 2, 2006,  we recorded $21,000 and $42,000, respectively, of compensation expense associated with a restricted stock grant to our Chief Executive Officer that contained a market based performance condition.

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

9.                NET LOSS PER SHARE CALCULATION

Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods. The net loss per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005

Net loss	$(1,555)	$(7,828)	$(4,312)	$(15,512)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	66,017	64,055	65,861	63,536

Basic and diluted net loss per share	$(0.02)	$(0.12)	$(0.07)	$(0.24)

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

14. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL RESULTS

Subsequent to the issuance of its condensed consolidated financial statements for the period ended July 2, 2006, the Company identified accruals for cash bonuses earned under employment agreements, including executive officers, as well as compensation expense related to a market condition included in restricted stock granted to the Chief Executive Officer that had not been recorded.  Accordingly, the accompanying condensed consolidated financial statements for the period ended July 2, 2006 have been restated from the amounts previously reported. In addition, the Company identified certain immaterial errors related to asset retirement obligations associated with lease agreements.

A summary of the effects of the restatement is shown below (in thousands, except per share amounts).

Condensed Consolidated Statements of Operations

	Three Months Ended July 2, 2006		Six Months Ended July 2, 2006
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

Cost of goods sold	$5,680	$5,713	$11,699	$11,853
Gross profit	6,732	6,699	13,054	12,900
Research and development	4,599	4,642	9,699	9,789
Selling and administrative (including stock-based compensation) (1)	3,742	3,892	8,941	9,257
Total operating expenses	8,341	8,534	18,640	19,046
Loss from operations	(1,609)	(1,835)	(5,586)	(6,146)
Loss before income taxes	(1,329)	(1,555)	(5,041)	(5,601)
Net loss	(1,329)	(1,555)	(3,752)	(4,312)
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.06)	$(0.07)

(1)          Stock-based compensation included in the following:

Selling and administrative	$(15)	$6	$185	$227

Condensed Consolidated Balance Sheet

	As of July 2, 2006
	As Previously	As
	Reported	Restated

Property, plant and equipment, net	$7,627	$7,638
Total assets	55,506	55,517
Accrued liabilities	3,810	4,339
Total current liabilities	13,900	14,429
Total liabilities	26,840	27,369
Additional paid-in capital	205,945	205,987
Accumulated deficit	(177,940)	(178,500)
Total stockholders’ equity	28,666	28,148

Condensed Consolidated Statements of Cash Flows

	Six Months Ended July 2, 2006
	As Previously	As
	Reported	Restated

Operating activities:
Net loss	$(3,752)	$(4,312)
Depreciation and amortization	1,591	1,689
Stock based compensation	483	525
Asset retirement obligations	—	(109)
Net changes in accruals and accounts payable	(1,511)	(982)

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

The following Management’s Discussion and Analysis of financial condition and results of operations gives effect to the restatement of the condensed consolidated financial statements for the period ended July 2, 2006 as described in Note 14 to the condensed consolidated financial statements.

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

On January 28, 2005 we completed our acquisition of Telenexus, Inc. (“Telenexus”).  Telenexus designs, develops, manufactures and markets radio frequency identification (“RFID”) reader products for a broad range of industries and markets.  We purchased all of the assets necessary for the conduct of the RFID business of Telenexus, consisting primarily of, and including, but not limited to RFID modules, baseband processing algorithm technology, applications software and realizations of several reader product designs.  The consideration we paid on the closing date in connection with the merger consisted of cash in the amount of $3.0 million, which was paid out of our cash reserves on the closing date, and 2,333,333 shares of our common stock valued at $8.2 million at the closing date.  Including acquisition costs of $230,000, the aggregate purchase price for the net assets of Telenexus totaled $11.4 million.  The 333,333 shares in the escrow account is in the process of being fully distributed.  In addition to the closing consideration, the selling shareholders would have been entitled to further compensation of up to $2.5 million in cash and up to 833,333 shares of our common stock if we had achieved certain revenue targets by July 28, 2006.  We have determined that the revenue targets were not met and we have communicated our conclusion to the selling shareholders.  They have thirty days to review and possibly contest our calculation. Any additional consideration to the selling shareholders would change the amount of the purchase price allocable to goodwill.  The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”).

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

We may enter into contracts to perform research and development for others meeting the requirements of Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”.  Revenue under these development agreements is recognized when applicable contractual non-refundable milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion accounting method based on the actual physical completion of work performed and the ratio of costs incurred to total estimated costs to complete the contract in accordance with Accounting Research Bulletin 45 “Long-Term Construction Type Contracts” using the relevant guidance in the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Given the duration and nature of these development contracts, we believe that recognizing revenue under the percentage completion method best represents the legal and economic results of contract performance on a timely basis.  Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. These development contracts with customers have enabled us to accelerate our own product development efforts. Such development revenues have only partially funded our product development activities, and we generally retain ownership of the products developed under these arrangements. As a result, we classify all development costs related to these contracts as research and development expenses. The achievement of contractual milestones is evidenced by written documentation provided by the customer in accordance with the applicable terms and conditions of each contract.  In any period, progress on the contract is based on input measures (direct labor dollars, direct material costs and direct outside processing costs) in the ratio of costs incurred to total estimated costs.  Estimated costs to complete are provided by engineering personnel directly involved in the development program and are reviewed by management and finance personnel for reasonableness given the known facts and circumstances.  A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on our results of operations. If we bill the customer prior to performing services under the development agreement, the amounts are recorded as deferred revenue.  We recorded revenue of $334,000 and $498,000 under development agreements in the three and six months ended July 2, 2006, respectively.  We recorded revenue of $461,000 and $628,000 under development agreements in the three and six months ended July 3, 2005, respectively.  Our balance of deferred revenue at July 2, 2006 was $86,000 and nil at December 31, 2005.

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

Cost of Goods Sold — Our cost of goods sold for the three months ended July 2, 2006 was $5.7 million, an increase of $2.8 million or 99% as compared with cost of goods sold of $2.9 million in the three months ended July 3, 2005.  For the six months ended July 2, 2006 our cost of goods sold was $11.9 million an increase of $4.6 million or 64% as compared with cost of goods sold of $7.2 million in the six months ended July 3, 2005.  The increase in cost of goods sold in the three and six months ended July 2, 2006 is related to increased direct and variable indirect costs due to our increased sales over the corresponding prior year periods.  During the three months and six months ended July 2, 2006, cost of goods sold were 46% and 48% as a percentage of sales which compares to 71% and 61% in the corresponding prior year periods.  The decrease in our cost of goods sold as a percentage of sales during the three and six months ended July 2, 2006 reflects a favorable change in our product sales mix to higher margin semiconductor products.  This decrease was partially offset by inventory write-downs to reduce excess inventories to their estimated net realizable values amounting to $848,000 and $1.2 million in the three and six month periods ended July 2, 2006, respectively.  The majority of the excess inventory write-down related to a faster than anticipated industry transition to lead-free parts.  The decrease in our cost of goods sold as a percentage of sales for both comparable periods in 2006 was also impacted by the revenue deferral resulting from the change in application of our revenue recognition policy regarding sales to our distributors in our second quarter of 2005 relative to the unabsorbed fixed overhead costs.  Excluding this change, cost of goods sold as percentage of sales would have been 60% and 58% in the corresponding prior year periods.

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

Research and Development — Our research and development expense for the three months ended July 2, 2006 was $4.6 million, an increase of $245,000 or 6% as compared with research and development expense of $4.4 million in the three months ended July 3, 2005.  For the six months ended July 2, 2006 our research and development expense was $9.8 million, an increase of $650,000 or 7% as compared with research and development expense of $9.1 million over the same period last year. The increase in expense in both periods ended July 2, 2006 was related to additional effort on engineering development agreements, increased spending on design consulting services and engineering wafer processing at outside foundries and stock compensation expense related to the adoption of SFAS 123R which was partially offset by a decrease in overall overhead. During the three months and six months ended July 2, 2006, research and development expenses were 37% and 40% as a percentage of sales which compares to 109% and 77% in the corresponding prior year periods. As a percentage of sales, the decrease in research and development expense in 2006 reflects the increase in sales in the same relative periods partially offset by the increased expense. Product research and development is essential to our future success and we expect to continue to make investments in new product development and engineering talent. For the remainder of 2006 we will focus our research efforts and resources on RF semiconductor development targeting multiple potential growth markets such as Base Station Power, RFID and WiMAX while expanding our addressable market opportunities in wireless communications. We may also explore process capabilities of third party foundries and develop products under new process technologies such as SiGe BiCMOS.

Selling and Administrative — Selling and administrative expense for the three months ended July 2, 2006 was $3.9 million or 31% of sales, a decrease of $932,000 or 19% as compared with selling and administrative expense of $4.8 million or 120% of sales in the three months ended July 3, 2005.  For the six months ended July 2, 2006 selling and administrative expenses were $9.3 million or 37% of sales, an increase of $1.2 million or 16% as compared with selling and administrative expense of $8.0 million or 68% of sales in the six months ended July 3, 2005. The decrease in expense in the relative three month periods resulted from a $702,000 reduction in severance, a $491,000 reduction in professional service fees and a $188,000 reduction in salaries and wages partially offset by a $53,000 increase in external sales representatives commission due to the increase in semiconductor sales over the prior year’s period.

The increase in expense in the relative six month periods resulted from a $637,000 charge related to our decision to cease the use of the Telenexus trademark and trade names intangible asset in favor of using the WJ Communications brand to market our RFID products, $660,000 in professional service fees, $485,000 in severance payments to realign our workforce to our current objectives, $421,000 in bonus accruals, $216,000 in recruiting fees, $227,000 of stock compensation expense related to the adoption of SFAS 123R, $178,000 in marketing/strategy consulting and a $74,000 increase in external sales representatives commission due to the increase in semiconductor sales over the prior year’s period.  The three and six month period ended July 3, 2005 included a $1.2 million charge related to a former CEO separation agreement, $445,000 of professional fees related to a potential strategic business combination which we decided not to consummate and a $100,000 reduction in the accrued liability for environmental remediation when it was determined that the probability of an assessment for a prior violation was remote.  As a percentage of sales, the decrease in selling and administrative expense in the three and six month periods of 2006 reflects the increase in sales in the same relative periods.

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

Interest Income — Interest income represents interest earned on cash equivalents and short-term available-for-sale investments. Our interest income in the three months ended July 2, 2006 was $295,000, an increase of $34,000 or 13% as compared with interest income of $261,000 in the three months ended July 3, 2005.  Our interest income in the six months ended July 2, 2006 was $587,000, an increase of $86,000 or 17% as compared with interest income of $501,000 in the six months ended July 3, 2005. This relative dollar increase in both comparative periods resulted from an increase in interest rates offsetting a decrease in average funds available for investment.

Interest Expense — Our interest expense for the three months ended July 2, 2006 was $16,000, a decrease of $8,000 or 33% as compared with interest expense of $24,000 for the three months ended July 3, 2005.  For the six months ended July 2, 2006 our interest expense was $46,000, a slight decrease of $2,000 as compared with interest expense of $48,000 for the six months ended July 3, 2005.  Interest expense for all periods relates to maintenance fees associated with our revolving credit facility and outstanding letters of credit.

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

Net Cash Used in Operating Activities — Net cash used in operations was $3.0 million and $3.8 million in the six months ended July 2, 2006 and July 3, 2005, respectively. Net loss in the six months ended July 2, 2006 and July 3, 2005 was $4.3 million and $15.5 million, respectively.

The most significant cash item impacting the difference between net loss and cash flows used in operations in the first six months of 2006 was $1.7 million used by working capital. The $1.7 million used by working capital relates to a $982,000 decrease in accruals and accounts payable and a $1.3 million decrease in restructuring liabilities which were partially offset by a $1.5 million decrease in inventories. The $982,000 decrease in accruals and payables relates to the timing of invoice payments relative to our quarter end offset by bonus accruals. The $1.3 million decrease in restructuring liabilities relates to payments against the remaining lease loss accrual.  The $1.5 million decrease in inventories resulted from decreased cycle time in our wafer fabrication process and a $1.2 million write-down to reduce excess inventories to their estimated net realizable values. Non-cash items included in net loss in the six months ended July 2, 2006 included $1.3 million related to a decrease in our income tax liability, $1.7 million of depreciation and amortization, $637,000 charge for the impairment of an intangible asset, $809,000 of prepaid expense amortization (including insurance and property taxes), $525,000 of stock based compensation expense and $109,000 of asset retirement obligations.  The $1.3 million decrease in our income tax liability resulted from a revised estimate based on the statute expiration of certain estimated state tax exposures during April 2006.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the Company’s original Form 10-Q, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.  In connection with the restatement, the Company’s management, under the supervision and with the participation of its CEO and CFO, has re-evaluated the effectiveness of the design and operation of our Disclosure Controls as of the end of the period covered by this report.  Based on this re-evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to inadequate controls associated with evaluating and recording compensation accruals, as discussed further below.

During the preparation of the Company’s financial statements for the quarterly period ended October 1, 2006, the Company determined that it had not properly accrued cash bonuses earned under employment agreements, including executive officers.  As a result, management concluded, after discussions with the Audit Committee of the Company's Board of Directors, that the Company should restate the Company's previously filed financial statements for the quarterly periods ended April 2, 2006 and July 2, 2006 in order to correct these errors.  As a result of the Company's determination that the errors should be corrected and that previously filed financial statements should be restated, management has concluded that there is a material weakness in the Company’s internal control over financial reporting.  The Company is currently assessing the actions necessary to remediate such material weakness.

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

We have not recorded operating income since 1999 and we may not be able to achieve revenue or earnings growth or obtain sufficient revenue to sustain profitability. In the six months ended July 2, 2006 our sales were $24.8 million and we incurred an operating loss of $6.1 million compared to sales of $11.8 million and an operating loss of $16.0 million for the six months ended July 3, 2005.  In addition, our sales for 2005 were $31.6 million and we incurred an operating loss of $22.1 million compared to sales of $32.3 million and an operating loss of $17.3 million for 2004.  Our accumulated deficit was $178.5 million at July 2, 2006.

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

We rely on the significant experience and specialized expertise of our executive management in our industry and must retain and attract qualified engineers and other highly skilled personnel in a highly competitive job environment to maintain and grow our business .

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

(d)           Ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year 2006 by the votes indicated:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 17th day of November 2006.

WJ COMMUNICATIONS, INC.
(Registrant)

Date	November 17, 2006	By:	/s/ BRUCE W. DIAMOND
Bruce W. Diamond
President and Chief Executive Officer
(principal executive officer)

Date	November 17, 2006	By:	/s/ R. GREGORY MILLER
R. Gregory Miller
Vice President and Chief Financial Officer
(principal financial officer)