Form 10-Q
period 2006-10-01
WJ COMMUNICATIONS INC
filed 2006-11-17
CIK 105006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

As of November 1, 2006 there were 68,032,873 shares outstanding of the registrant’s common stock, $0.01 par value.

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

WJ COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
THREE MONTHS AND NINE MONTHS ENDED OCTOBER 1, 2006
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

Net sales	$12,741	$8,094	$37,494	$19,891

Cost of goods sold	5,648	3,774	17,501	10,992
Gross profit	7,093	4,320	19,993	8,899
Operating expenses:
Research and development	4,235	4,451	14,024	13,591
Selling and administrative	4,423	3,632	13,680	11,644
Acquired in-process research and development	—	—	—	3,400
Total operating expenses	8,658	8,083	27,704	28,635
Loss from operations	(1,565)	(3,763)	(7,711)	(19,736)
Interest income	327	272	914	773
Interest expense	(14)	(29)	(60)	(77)
Other income—net	2	3	6	11
Loss before income taxes	(1,250)	(3,517)	(6,851)	(19,029)
Income tax benefit	(77)	(123)	(1,366)	(123)
Net loss	$(1,173)	$(3,394)	$(5,485)	$(18,906)

Basic and diluted net loss per share	$(0.02)	$(0.05)	$(0.08)	$(0.30)
Basic and diluted average shares	66,687	64,516	66,135	63,860

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

Net loss	$(1,173)	$(3,394)	$(5,485)	$(18,906)
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period net of reclassification adjustments	4	(5)	11	1

Comprehensive loss	$(1,169)	$(3,399)	$(5,474)	$(18,905)

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	October 1,	December 31,
	2006	2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,661	$14,169
Short-term investments	12,387	16,052
Receivables (net of allowances of $377 and $122, respectively)	7,860	7,135
Inventories	3,939	4,826
Other	1,879	2,632
Total current assets	40,726	44,814

PROPERTY, PLANT AND EQUIPMENT, net	7,089	7,919

Goodwill	6,834	6,806
Intangible assets, net	1,028	1,884
Other assets	181	221
	$55,858	$61,644

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,136	$4,220
Accrued liabilities	4,197	3,811
Income tax contingency liability	418	1,818
Deferred margin on distributor inventory	4,295	3,217
Restructuring accrual	2,906	3,386
Total current liabilities	14,952	16,452

Restructuring accrual	11,883	13,390
Other long-term obligations	613	685

Total liabilities	27,448	30,527

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	688	675
Treasury stock	(20)	(19)
Additional paid-in capital	207,413	205,320
Accumulated deficit	(179,673)	(174,187)
Deferred stock compensation	—	(663)
Other comprehensive gain/(loss)	2	(9)
Total stockholders’ equity	28,410	31,117
	$55,858	$61,644

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 1,	October 2,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(5,485)	$(18,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,463	2,329
Acquired in-process research and development	—	3,400
Amortization of deferred financing costs	23	31
Net gain on disposal of property, plant and equipment	(140)	(8)
Non-cash restructuring charges (reversals)	(18)	52
Intangible assets impairment	637	—
Stock based compensation	1,293	836
Provision for allowance for doubtful accounts	18	19
Asset retirement obligations	(109)	—
Amortization of net premiums on short-term investments	(15)	173
Net changes in:
Receivables	(771)	1,593
Inventories	887	81
Other assets	759	867
Restructuring liabilities	(1,969)	(2,011)
Income tax contingency liability	(1,400)	(129)
Deferred margin on distributor inventory	1,078	3,650
Accruals and accounts payable	(797)	29
Net cash used in operating activities	(3,546)	(7,994)

INVESTING ACTIVITIES:
Purchase of short-term investments	(19,353)	(27,887)
Proceeds from sale and maturities of short-term investments	23,050	33,580
Purchases of property, plant and equipment	(1,330)	(473)
Acquisition of Telenexus and related costs	—	(3,218)
Acquisition of EiC and related costs	—	(37)
Proceeds on disposal of property, plant and equipment	214	398
Net cash provided by investing activities	2,581	2,363

FINANCING ACTIVITIES:
Payments on long-term borrowings	(32)	(47)
Repurchase of common stock	(96)	(214)
Net proceeds from issuances of common stock	1,585	1,123
Net cash provided by financing activities	1,457	862

Net increase (decrease) in cash and cash equivalents	492	(4,769)
Cash and cash equivalents at beginning of period	14,169	24,392
Cash and cash equivalents at end of period	$14,661	19,623

Other cash flow information:
Income taxes paid	$45	$6
Interest paid	37	46
Noncash investing and financing activities:
Increase in accounts payable related to property, plant and equipment purchases	12	—
Issuance of common stock for Telenexus acquisition	—	8,190

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which are considered to be normal and recurring in nature. Operating results for the three and nine month periods ended October 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of WJ Communications, Inc. (the “Company”) for the fiscal year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

STOCK-BASED COMPENSATION – Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 - revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures adjusted for estimated forfeitures.

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

Telenexus Acquisition

On January 28, 2005, the Company completed its acquisition of Telenexus, Inc. (“Telenexus”). Telenexus designs, develops, manufactures and markets radio frequency identification (“RFID”) reader products for a broad range of industries and markets.  By virtue of the merger, the Company purchased all of the assets necessary for the conduct of the RFID business of Telenexus, consisting primarily of, and including, but not limited to RFID modules, baseband processing algorithm technology, applications software and realizations of several reader product designs. The consideration paid by the Company on the closing date in connection with the merger consisted of cash in the amount of $3.0 million and 2,333,333 shares of the Company’s common stock valued at $8.2 million at the closing date.  Including acquisition costs of $230,000, the aggregate purchase price for the net assets of Telenexus totaled $11.4 million.  Of the closing consideration, cash in the amount of $500,000 and 333,333 shares of the Company’s common stock were held in escrow with respect to any indemnification matter under the merger agreement. The outstanding cash balance of the escrow account less any properly noticed unpaid or contested amounts was to be distributed within two days after October 28, 2005.  The Company released the full amount of the cash balance of the escrow account on October 31, 2005. The 333,333 shares in the escrow account have been fully distributed. The fair value of the Company’s common stock was determined based on the average closing price per share of the Company’s common stock over a five day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (January 31, 2005). In addition to the closing consideration, the selling shareholders would have been entitled to further compensation of up to $2.5 million in cash and up to 833,333 shares of the Company’s common stock if the Company had achieved certain revenue targets by July 28, 2006.  The Company has determined that the revenue targets were not met and has communicated its conclusion to the selling shareholders.   Any additional consideration to the selling shareholders would have changed the amount of the purchase price allocable to goodwill.  The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141, and accordingly the Company’s consolidated financial statements from January 28, 2005 include the impact of the acquisition.  A portion of the purchase price was allocated to developed and core technology and in-process research and development.  Developmental projects that had not reached technological feasibility and had no future alternative uses were classified as in-process research and development.  The $3.4 million value allocated to projects that were identified as in-process research and development was charged to acquired in-process research and development in the accompanying condensed consolidated statements of operations for the nine months ended October 2, 2005.

4.             GOODWILL AND INTANGIBLE ASSETS

In connection with the acquisition of the wireless infrastructure business and associated assets from EiC on June 18, 2004, the Company recorded $1.8 million of goodwill. Adjustments to the EiC goodwill subsequent to the EiC acquisition date resulted in 2005 from a $576,000 benefit from the termination settlement of the associated supply agreement with EiC and partially offset by $152,000 of additional registration statement related expenses.  In connection with the acquisition of Telenexus acquisition on January 28, 2005, the Company recorded $5.5 million of goodwill.  Adjustments to the Telenexus goodwill through September 2006, subsequent to the Telenexus acquisition date, resulted from collection of a previously unrecognized pre-acquisition account receivable partially offset by the write-off of a pre-acquisition accounts receivable and finalization of direct acquisition costs.  This goodwill was based upon the values assigned to the transactions at the time they were announced in accordance with SFAS 142. The changes in the carrying value of goodwill as of October 1, 2006 are as follows (in thousands):

	EiC	Telenexus	Total
Balance as of December 31, 2005	$1,405	$5,401	$6,806
Adjustments to goodwill	—	28	28
Balance as of October 1, 2006	$1,405	$5,429	$6,834

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

Intangible assets are recorded at cost, less accumulated amortization. During the quarter ended April 2, 2006, the Company determined that it would no longer use the Telenexus trademarks and trade names and would instead market its RFID products under the WJ Communications brand.  As such, the remaining unamortized balance of $637,000 was expensed as “Selling and administrative” which is reflected in the accompanying unaudited condensed consolidated statements of operations for the nine month period ended October 1, 2006. The following tables present details of the Company’s purchased intangible assets (in thousands):

As of October 1, 2006:

Description	Useful Life	Gross	Accumulated Amortization	Net
EiC acquisition
Purchased developed technology	5 years	$200	$90	$110

Telenexus acquisition
Purchased developed technology	1.2 years	40	40	—
Customer relationships	7 years	900	217	683
Non-competition agreements	4 years	400	165	235

Total identified intangible assets		$1,540	$512	$1,028

As of December 31, 2005:

	Useful		Accumulated
Description	Life	Gross	Amortization	Net
EiC acquisition
Purchased developed technology.	5 years	$200	$60	$140

Telenexus acquisition
Purchased developed technology.	1.2 years	40	32	8
Customer relationships	7 years	900	118	782
Trademarks and trade names	12 years	700	54	646
Non-competition agreements	4 years	400	92	308

Total identified intangible assets		$2,240	$356	$1,884

In the three and nine months ended October 1, 2006, amortization of purchased intangible assets included in cost of goods sold was $10,000 and $38,000 respectively, $19,000 and $53,000 in the three and nine months ended October 2, 2005 respectively. In the three and nine months ended October 1, 2006, amortization of purchased intangible assets included in operating expense was approximately $57,000 and $180,000, respectively, $72,000 and $193,000 in the three and nine months ended October 2, 2005, respectively.  The intangible assets related to purchased developed technology is amortized to cost of goods sold.  The intangible assets related to customer relationships, trademarks and trade names and non-competition agreements with sales/engineering personnel are amortized to operating expense.  Amortization is computed using the straight-line method over the estimated useful life of the intangible asset. The Company expects that annual amortization of acquired intangible assets to be as follows (in thousands):

Fiscal year:	EiC	Telenexus	Total
2006 (remaining three months)	$10	$57	$67
2007	40	229	269
2008	40	229	269
2009	20	136	156
2010	—	129	129
2011 and beyond	—	138	138
Total amortization	$110	$918	$1,028

5.     RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating what impact, if any, this statement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the impact this statement will have on our consolidated financial statements.

6.              INVENTORIES

Inventories are stated at the lower of cost, using an average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. These write-downs were $62,000 and $1.3 million in the three and nine month periods ended October 1, 2006, respectively, $164,000 and $334,000 in the three and nine month periods ended October 2, 2005, respectively and $975,000 in the year ended December 31, 2005.  If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required.  Inventories at October 1, 2006 and December 31, 2005 consisted of the following (in thousands):

	October 1,	December 31,
	2006	2005
Finished goods	$1,207	$1,683
Work in progress	1,296	1,697
Raw materials and parts	1,436	1,446
	$3,939	$4,826

7.              CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company invests in a variety of financial instruments such as money market funds, commercial paper and high quality corporate bonds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. At October 1, 2006, two customers represented 31% and 20% of the total accounts receivable balance, respectively. At December 31, 2005, these two customers represented 32% and 13% of the total accounts receivable balance, respectively, and a third customer represented 15% of the total accounts receivable balance. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

8.              STOCK-BASED COMPENSATION

STOCK OPTION PLANS — The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests. The Company considers its option programs critical to its operation and productivity; essentially all of our employees participate. Currently, the Company grants options from the 1) 2000 Stock Incentive Plan, as amended, under which the Company may grant incentive awards in the form of options to purchase shares of the Company’s common stock, restricted shares, common stock and stock appreciation rights to participants, which include officers and employees and consultants, 2) the 2000 Non-Employee Director Stock Compensation Plan, as amended, under which options are granted to non-employee directors and 3) 2001 Employee Stock Incentive Plan under which the Company may grant incentive awards in the form of options to purchase shares of the Company’s common stock, restricted shares, common stock and stock appreciation rights to participants, which include employees which are not officers and directors of the Company and consultants.  The Company’s stock option plans provide that options granted will have a term of no more than 10 years and have vesting periods ranging from two to four years. The provisions of the stock option plans provide that under certain circumstances, such as a change in control, the achievement of certain performance objectives, or certain liquidity events, outstanding options may be subject to accelerated vesting.  As of October 1, 2006 the number of shares available for future grants under the above plans was 3,170,561.

On June 1, 2006, the Company’s Board of Directors approved the adoption of an amendment to the Company’s “Amended and Restated 2000 Non-Employee Director Compensation Plan” to increase the number of shares of common stock authorized for issuance from 800,000 to 1,000,000, which was approved by the Company’s stockholders on July 20, 2006 at the Company’s Annual Meeting of Stockholders.

On August 10, 2006, the Compensation Committee of the Board of Directors awarded 1,643,940 Performance Accelerated Restricted Stock Units to employees.  1,069,590, of the Performance Accelerated Restricted Stock Units were issued under the Amended and Restated 2000 Stock Incentive Plan and 574,350 of the Performance Accelerated Restricted Stock Units were issued under the 2001 Employee Stock Incentive Plan.  The Performance Accelerated Restricted Stock Units vest upon the achievement of performance targets that are determined by the Compensation

Committee of the Board of Directors.  Any Performance Accelerated Restricted Stock Units that do no vest upon the achievement of performance targets cliff vest at the end of four years.

Combined Incentive Plan Information

Option and Performance Accelerated Restricted Stock Unit activity under the Company’s stock incentive plans for the nine months ended October 1, 2006 is set forth below (in thousands except per share amounts):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Term
	Shares	Exercise Price	(in years)
Outstanding at December 31, 2005	9,366,759	$1.87
Grants	3,771,940	$1.18
Exercised	(1,021,657)	$1.30
Forfeited/expired/cancelled	(1,603,158)	$1.92
Outstanding at October 1, 2006	10,513,884	$1.67	6.02

The total intrinsic value of options exercised during the period was $563,000. The aggregate intrinsic value of options outstanding and options exercisable as of October 1, 2006 was $4.3 million and $1.9 million, respectively.  The intrinsic value is calculated as the difference between the market value as of October 1, 2006 and the exercise price of the shares that were in-the-money at October 1, 2006. The market value as of September 29, 2006 was $2.16 as reported by NASDAQ.

Restricted stock activity under the Company’s stock incentive plans for the nine months ended October 1, 2006 is set forth below (in thousands except per share amounts):

		Weighted
		Average
		Grant Date Fair
	Shares	Value per Share
Unvested at December 31, 2005	430,560	$1.49
Grants	595,000	$1.65
Vested	(124,992)	$1.49
Forfeited/expired/cancelled	—	—
Unvested at October 1, 2006	900,568	$1.59

The total intrinsic value of restricted stock vested during the nine months ended October 1, 2006 was $270,000. Based on the closing price of the Company common stock of $2.16 on September 29, 2006, the total intrinsic value of all unvested restricted stock was $2.0 million.

EMPLOYEE STOCK PURCHASE PLAN (“ESPP”) — The Company has an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of the Company’s common stock at six-month intervals at 85% of fair market value (calculated in the manner provided under the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation.  The plan imposes certain limitations upon an employee’s right to acquire common stock, such as no employee may be granted rights to purchase more than $25,000 worth of common stock for each calendar year in which such rights are at any time outstanding. At October 1, 2006, 323,812 shares were available for future issuance under this plan.

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

The assumptions used to value option grants and employee stock purchase rights are as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Employee Stock Option Plans:
Fair value	$0.94	$0.91	$1.35	$1.09
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	84.56%	79.00%	84.83%	79.00%
Risk free interest rate at the time of grant	4.99%	3.98%	4.63%	3.93%
Expected term to exercise (in years from the grant date)	4.42	4.0	4.22	4.0

Employee Stock Purchase Plan:
Fair value	$0.85	$0.56	$0.50	$0.61
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	64.23%	70.55%	60.76%	69.82%
Risk free interest rate at the time of grant	4.89%	3.88%	4.50%	3.05%
Expected term to exercise (in years from the grant date)	0.49	0.49	0.49	0.49

The following table presents details of stock-based compensation expense by functional line item (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

Cost of goods sold	$103	$13	$217	$48
Research and development	142	50	337	160
Selling and administrative	514	50	739	628
	$759	$113	$1,293	$836

The amounts included in the three and nine months period ended October 1, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.  The impact on basic and diluted net loss per share for the three and nine months ended October 1, 2006 from the adoption of SFAS 123R was $0.01 and $0.02 respectively.

Subsequent to October 1, 2006, and subject to Compensation Committee approval, 150,000 shares of performance vested restricted stock granted to an officer vested upon the satisfaction of certain performance targets.  Approximatey $248,000 of stock-based compensation was recognized in the three month period ended October 1, 2006 related to the probable achievement of this award.

On August 10, 2006, the company issued 1,643,940 Performance Accelerated Restricted Stock Units to officers and employees.  Approximately $159,000 of stock-based compensation was recognized in the three month period ended October 1, 2006 related to these awards.

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

	October 2, 2005
	Three Months	Nine Months
	Ended	Ended
Reported net loss	$(3,394)	$(18,906)
Add: Total stock-based employee compensation expense included in reported net loss	113	836
Deduct: Total stock-based employee compensation expense	988	(1,019)
Pro forma net loss	$(2,293)	$(19,089)

Net loss per basic and diluted share
As reported	$(0.05)	$(0.30)
Pro forma	$(0.04)	$(0.30)

The adoption of SFAS 123R will continue to have an adverse impact on the Company’s reported results of operations, although it will have no impact on its overall financial position. As of October 1, 2006, there was $4.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees and non-employee members of the Board of Directors.  If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards to employees or assumes unvested equity awards in connection with acquisitions.

9.     NET LOSS PER SHARE CALCULATION

Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods. The net loss per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

Net loss	$(1,173)	$(3,394)	$(5,485)	$(18,906)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	67,600	64,875	67,049	63,979
Less weighted average shares subject to repurchase	(913)	(359)	(914)	(119)
Weighted average shares outstanding	66,687	64,516	66,135	63,860

Basic and diluted net loss per share	$(0.02)	$(0.05)	$(0.08)	$(0.30)

For the periods ended October 1, 2006, the incremental shares from the assumed exercise of 10,513,884 of the Company’s stock options outstanding and 110,124 shares related to contributions under the Employee Stock Purchase Plan for pending purchases were excluded from the calculation of diluted earnings per share because operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive. For the periods ended October 2, 2005, the incremental shares from the assumed exercise of 10,568,167 of the Company’s stock options outstanding and 222,168 shares related to contributions under the Employee Stock Purchase Plan for pending purchases were excluded from the calculation of diluted earnings per share because operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive.

10.          RESTRUCTURING CHARGES

During fiscal 2002 and 2001, the Company recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing the Company’s business. Such charges were established in accordance with Emerging Issues Task Force Issue 94-3 (“EITF 94-3”) “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” These charges include abandoned leased properties comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and asset impairment charges on tenant improvements deemed no longer realizable as detailed in Note 14 of the Company’s Annual Report on Form 10-K as of December 31, 2005. In determining these estimates, the Company makes certain assumptions with regards to our ability to sublease the space and reflect offsetting assumed sublease income in line with our best estimate of current market conditions.  There were no changes in the estimated liability for the three and nine month periods ended October 1, 2006 and October 2, 2005 other than payments against those amounts previously accrued.  As of October 1, 2006, the maximum potential amount of the lease loss for these properties is $15.6 million which is partially offset by $641,000 of minimum sublease income commitments under noncancellable sublease rental agreements and $217,000 of estimated net sublease income.

The following table summarizes the historical restructuring accrual activity recorded during the years 2001 through  October 1, 2006 (in thousands):

	Q3 2001
	Restructuring
	Plan	Q3 2002 Restructuring Plan			Q4 2002 Restructuring Plan
		Workforce		Asset	Workforce		Asset
	Lease Loss	Reduction	Lease Loss	Impairment	Reduction	Lease Loss	Impairment	Total

Q3 2001 charge to expense	$9,797	$—	$—	$—	$—	$—	$—	$9,797
Non-cash charges (1)	(2,503)	—	—	—	—	—	—	(2,503)
Cash payments	(463)	—	—	—	—	—	—	(463)
Balance at December 31, 2001	6,831	—	—	—	—	—	—	6,831

Q3 2002 charge to expense	—	507	13,841	4,087	—	—	—	18,435
Q4 2002 charge to expense	—	—	—	—	279	4,285	4,277	8,841
2002 additional charge	6,283	—	674	—	—	—	—	6,957
Non-cash charges (2)	(22)	—	(2,930)	(4,087)	—	—	(4,277)	(11,316)
Cash payments	(1,002)	(437)	(290)	—	—	—	—	(1,729)
Balance at December 31, 2002	12,090	70	11,295	—	279	4,285	—	28,019

2003 additional charge (credit)	203	(21)	(23)	151	—	(364)	—	(54)
Non-cash charges	—	—	(15)	(151)	—	—	—	(166)
Cash payments	(782)	(49)	(1,316)	—	(26)	—	—	(2,173)
Balance at December 31, 2003	11,511	—	9,941	—	253	3,921	—	25,626

2004 additional charge (credit)	538	—	(377)	—	(85)	(3,921)	—	(3,845)
Non-cash charges	12	—	30	—	—	—	—	42
Cash payments	(1,003)	—	(1,233)	—	(168)	—	—	(2,404)
Balance at December 31, 2004	11,058	—	8,361	—	—	—	—	19,419

2005 additional charge (credit)	—	—	—	—	—	—	—	—
Non-cash charges	46	—	8	—	—	—	—	54
Cash payments	(1,420)	—	(1,277)	—	—	—	—	(2,697)
Balance at December 31, 2005	9,684	—	7,092	—	—	—	—	16,776

2006 additional charge (credit)	—	—	—	—	—	—	—	—
Non-cash charges	(10)	—	(8)	—	—	—	—	(18)
Cash payments	(1,000)	—	(969)	—	—	—	—	(1,969)
Balance at October 1, 2006	$8,674	$—	$6,115	$—	$—	$—	$—	$14,789

(1)          Non-cash charges related to the Q3 2001 Restructuring Plan lease loss represents $2.5 million of tenant improvements deemed no longer realizable.

(2)          Non-cash charges related to the Q3 2002 Restructuring Plan lease loss represents $3.2 million of tenant improvements deemed no longer realizable net of a $310,000 write-off of accrued deferred rent.

Of the accrued restructuring charge at October 1, 2006, the Company expects $2.9 million of the lease loss to be paid out over the next twelve months. As such, this amount is recorded as a current liability and the remaining $11.9 million to be paid out over the remaining life of the lease of approximately four years is recorded as a long-term liability.

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

Sales to individual customers representing greater than 10% of Company consolidated sales during at least one of the periods presented are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

Customer A (1)	$5,634	$4,968	$16,591	$8,638
Customer B	2,288	777	6,927	2,781

(1)            Customer A is the sole worldwide distributor of the Company’s complete line of RF semiconductor products.

Sales to unaffiliated customers by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

United States	$5,958	$5,667	$17,591	$11,352
Export sales from United States:
China	3,201	1,234	7,795	4,354
Thailand	1,299	58	4,208	760
Europe	1,464	355	3,683	1,089
Republic of Korea	263	410	1,740	1,181
Other	556	370	2,477	1,155
Total	$12,741	$8,094	$37,494	$19,891

Long-lived assets located outside of the United States are not significant.

12.          INCOME TAXES

In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company has established certain reserves for various federal, state and international income tax exposures.  During the nine months ended October 1, 2006, the Company recorded a tax benefit of $1.4 million resulting from a revision of its estimated tax liability based on the statute of limitations expiration of certain estimated state tax exposures during the first nine months of 2006.  As of  October 1, 2006 the balance of the contingent income tax liability is $418,000.

13.       CONTINGENCIES

Environmental Remediation

Our current operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination.   The Company has an accrued liability of $62,000 as of October 1, 2006 to offset estimated program oversight, remediation actions and record retention costs.  Expenditures charged against the provision totaled $4,000 and $2,000 for the nine month periods ended October 1, 2006 and October 2, 2005, respectively.

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

14.       SUBSEQUENT EVENTS

On October 30, 2006, the Company’s Board of Directors committed the Company to a restructuring plan to close and exit the Company’s Milpitas fabrication facility (“fab”) during the first quarter of 2007. The Milpitas fab currently produces some of the Company’s gallium arsenide semiconductor products and has substantial excess capacity. The Company’s lease of the fab expires November 14, 2006 and in accordance with the terms of the lease the Company plans to continue the lease on a month-to-month basis until the closure is complete.

The Company recently formed a strategic foundry relationship with Global Communication Semiconductors, Inc. (“GCS”) to second-source the manufacturing of its GaAs and InGaP HBT wafers and GCS will become the sole source for these products after closing of the Milpitas fab. The Company plans to produce additional wafer inventory from its Milpitas fab to be used as a buffer in the event of delayed qualifications from customers or ramp-up issues with GCS.

The total amount of costs expected to be incurred are estimated at $1,346,000 which consists of $376,000 for employee retention and termination costs, $320,000 for demobilization costs, $250,000 for rent, utilities and insurance related costs during the demobilization period and $400,000 related to impaired assets. The Company also anticipates selling a portion of the equipment it owns at the fab and does not anticipate an impairment loss associated with this equipment.

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

On January 28, 2005 we completed our acquisition of Telenexus, Inc. (“Telenexus”).  Telenexus designs, develops, manufactures and markets radio frequency identification (“RFID”) reader products for a broad range of industries and markets.  We purchased all of the assets necessary for the conduct of the RFID business of Telenexus, consisting primarily of, and including, but not limited to RFID modules, baseband processing algorithm technology, applications software and realizations of several reader product designs.  The consideration we paid on the closing date in connection with the merger consisted of cash in the amount of $3.0 million, which was paid out of our cash reserves on the closing date, and 2,333,333 shares of our common stock valued at $8.2 million at the closing date.  Including acquisition costs of $230,000, the aggregate purchase price for the net assets of Telenexus totaled $11.4 million.  The 333,333 shares in the escrow account have been fully distributed.  In addition to the closing consideration, the selling shareholders would have been entitled to further compensation of up to $2.5 million in cash and up to 833,333 shares of our common stock if we had achieved certain revenue targets by July 28, 2006.  We have determined that the revenue targets were not met and we have communicated our conclusion to the selling shareholders.  Any additional consideration to the selling shareholders would change the amount of the purchase price allocable to goodwill.  The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”).

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

Beginning in September 2003, we entered into a program where the distributor would receive a credit if it sold specific product at a reduced price to specific end-customers pre-authorized by us.  We maintain a log of all such pre-authorized price reductions which we accrue as a reduction to revenue in the period that the pre-authorization occurs per issue 4 of EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  Through the quarter ended April 3, 2005, the Ship & Debit Allowance was offset solely by an offset to revenue.  Since we began recognizing revenue from our distribution channels only when our distributors have sold the product to the end customer, the Ship & Debit allowance will offset revenue only when the products with pre-authorized price reductions have shipped to the end-customer otherwise it will offset “Deferred margin on distributor inventory.” As of October 1, 2006 and October 2, 2005, our Ship & Debit Allowance was $171,000 and $19,000, respectively.

If we reduce the prices of our products as negotiated with the distributor, the distributor may receive a credit for the difference between the price paid by the distributor and the reduced price on applicable unsold products remaining in the distributor’s inventory on the effective date of the price reduction assuming that inventory is less than 24 months old as determined by the original invoice date.  When we recognized revenue upon shipment to our distributors, we reserved for distributor price protection per issue 4 of EITF 01-9 based on specific identification of our initiated price reductions and the associated reported distributor inventory.  There were no such price reductions in the three and nine month periods ended October 1, 2006 or October 2, 2005.

We may enter into contracts to perform research and development for others meeting the requirements of Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”.  Revenue under these development agreements is recognized when applicable contractual non-refundable milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion accounting method based on the actual physical completion of work performed and the ratio of costs incurred to total estimated costs to complete the contract in accordance with Accounting Research Bulletin 45 “Long-Term Construction Type Contracts”

using the relevant guidance in the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Given the duration and nature of these development contracts, we believe that recognizing revenue under the percentage completion method best represents the legal and economic results of contract performance on a timely basis.  Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. These development contracts with customers have enabled us to accelerate our own product development efforts. Such development revenues have only partially funded our product development activities, and we generally retain ownership of the products developed under these arrangements. As a result, we classify all development costs related to these contracts as research and development expenses. The achievement of contractual milestones is evidenced by written documentation provided by the customer in accordance with the applicable terms and conditions of each contract.  In any period, progress on the contract is based on input measures (direct labor dollars, direct material costs and direct outside processing costs) in the ratio of costs incurred to total estimated costs.  Estimated costs to complete are provided by engineering personnel directly involved in the development program and are reviewed by management and finance personnel for reasonableness given the known facts and circumstances.  A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on our results of operations. If we bill the customer prior to performing services under the development agreement, the amounts are recorded as deferred revenue.  We recorded revenue of $183,000 and $681,000 under development agreements in the three and nine months ended October 1, 2006, respectively.  We recorded revenue of $64,000 and $692,000 under development agreements in the three and nine months ended October 2, 2005, respectively.  Our balance of deferred revenue was nil at October 1, 2006 and December 31, 2005.

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

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating loss, net loss and net loss per share.  In addition, we have issued options and restricted stock whose vesting is based on the achievement of specified performance targets.  Stock-based compensation expense for these awards is recognized when achievement of the performance targets is probable.  As a result of the unpredictability of the vesting of the performance based options and restricted stock, our stock-based compensation expense is subject to fluctuation. The guidance in SFAS 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

See Notes 1 and 8 to the unaudited condensed consolidated financial statements for further information regarding the SFAS 123R disclosures.

Write-down of Excess and Obsolete Inventory

We write down our inventory for estimated obsolete or unmarketable inventory for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Management specifically identifies obsolete products and analyzes historical usage, forecasted production generally based on a rolling twelve month demand forecast, current economic trends and historical write-offs when evaluating the valuation of our inventory. Due to rapidly changing customer forecasts and orders, additional write-downs of excess or obsolete inventory, while not currently expected, could be required in the future. Alternatively, the sale of previously written down inventory could result from unforeseen increases in customer demand.

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

Income Taxes

In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company has established certain reserves for various federal, state and international income tax exposures.  The reserves represent our best estimate of the probable amount for our liability of income taxes, interest and penalties. The actual liability could differ significantly from the amount of the reserve, which could have a material effect on our results of operations. The tax benefit for the nine months ended October 1, 2006 of $1.4 million resulted from a revision of our estimated tax liability based on the statute of limitations expiration of certain estimated state tax exposures during the first nine months of 2006. As of October 1, 2006 the balance of the contingent income tax liability is $418,000.

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

On October 30, 2006, the Company’s Board of Directors committed the Company to a restructuring plan to close and exit the Company’s Milpitas fabrication facility (“fab”) during the first quarter of 2007. The Milpitas fab currently produces some of the Company’s gallium arsenide semiconductor products and has substantial excess capacity. The Company’s lease of the fab expires November 14, 2006 and in accordance with the terms of the lease the Company plans to continue the lease on a month-to-month basis until the closure is complete.

The Company recently formed a strategic foundry relationship with Global Communication Semiconductors, Inc. (“GCS”) to second-source the manufacturing of its GaAs and InGaP HBT wafers and GCS will become the sole source for these products after closing of the Milpitas fab. The Company plans to produce additional wafer inventory from its Milpitas fab to be used as a buffer in the event of delayed qualifications from customers or ramp-up issues with GCS.

The total amount of costs expected to be incurred are estimated at $1,346,000 which consists of $376,000 for employee retention and termination costs, $320,000 for demobilization costs, $250,000 for rent, utilities and insurance related costs during the demobilization period and $400,000 related to impaired assets. The Company also anticipates selling a portion of the equipment it owns at the fab and does not anticipate an impairment loss associated with this equipment.

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

CURRENT OPERATIONS

For The Period Ended October 1, 2006 Compared to October 2, 2005

Sales – We recognized $12.7 million and $8.1 million in sales for the three months ended October 1, 2006 and October 2, 2005 respectively, and $37.5 million and $19.9 million in sales for the nine months ended October 1, 2006 and October 2, 2005, respectively. Total sales increased 57% in the comparable three month period and 88% in the comparable nine month period due to the substantial increase in demand for our products in the the wireless infrastructure market particularly related to the growth of 3G systems. This increased demand was particularly strong in Asia where sales increased 172% and 119% in the respective three and nine month periods and Europe where sales increased 312% and 238% in the respective three and nine month periods.  Part of the sales growth in Asia and Europe is attributable to our direct shipments to our distributor’s newly established overseas stocking hubs rather than shipping through the distributor’s stocking hub in the United States which gives us greater visibility to end customer demand.  Over the comparable nine month periods, we have experienced an approximate 5% decrease in the mix weighted average selling price of our semiconductor products.  Units shipped during the three and nine months ended October 1, 2006 increased to 7.0 million and 19.7 million units from 4.0 million and 11.2 million units in the three and nine months ended October 2, 2005.   Sales in the comparable periods in 2005 were also impacted by the change in application of our revenue recognition policy regarding sales to our distributors resulting in a $4.1 million revenue deferral in our second quarter of 2005.  For further discussion, see Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.  Excluding this change, total sales increased 56% in the nine months ended October 1, 2006, respectively, which is more indicative of the current trend in our business.

Cost of Goods Sold – Our cost of goods sold for the three months ended October 1, 2006 was $5.6 million, an increase of $1.9 million or 50% as compared with cost of goods sold of $3.8 million in the three months ended October 2, 2005.  For the nine months ended October 1, 2006 our cost of goods sold was $17.5 million an increase of $6.5 million or 59% as compared with cost of goods sold of $11.0 million in the nine months ended October 2, 2005.  The increase in cost of goods sold in the three and nine months ended October 1, 2006 is related to increased direct and variable indirect costs due to our increased sales over the corresponding prior year periods.  During the three months and nine months ended October 1, 2006, cost of goods sold were 44% and 47% as a percentage of sales which compares to 47% and 55% in the corresponding prior year periods.  The decrease in our cost of goods sold as a percentage of sales during the three and nine months ended October 1, 2006 reflects a favorable change in our product sales mix to higher margin semiconductor products.  This decrease was partially offset by inventory write-downs to reduce excess inventories to their estimated net realizable values amounting to $62,000 and $1.3 million in the three and nine month periods ended October 1, 2006, respectively.  The majority of the excess inventory write-down related to a faster than anticipated industry transition to lead-free parts.  The decrease in our cost of goods sold as a percentage of sales for nine months comparable periods in 2006 was also impacted by the revenue deferral resulting from the change in application of our revenue recognition policy regarding sales to our distributors in our second quarter of 2005 relative to the unabsorbed fixed overhead costs.  Excluding this change, cost of goods sold as percentage of sales would have been 46% in the corresponding prior year period.

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

Research and Development – Our research and development expense for the three months ended October 1, 2006 was $4.2 million, a decrease of $216,000 or 5% as compared with research and development expense of $4.5 million in the three months ended October 2, 2005.  For the nine months ended October 1, 2006 our research and development expense was $14.0 million, an increase of $433,000 or 3% as compared with research and development expense of $13.6 million over the same period last year. The slight decrease for the three months period ended October 2, 2006 was due to lower labor and material. The increase for the nine months periods ended October 2, 2006 was related to additional effort on engineering development agreements, increased spending on design consulting services and engineering wafer processing at outside foundries and stock compensation expense related to the adoption of SFAS 123R which was partially offset by a decrease in overall overhead. During the three months and nine months ended October 2, 2006, research and development expenses were 33% and 37% as a percentage of sales which compares to 55% and 68% in the corresponding prior year periods. As a percentage of sales, the decrease in research and development expense in 2006 reflects the increase in sales in the same relative periods partially offset by the increased expense. Product research and development is essential to our future success and we expect to continue to make investments in new product development and engineering talent. For the remainder of 2006 we will focus our research efforts and resources on RF semiconductor development targeting multiple potential growth markets such as Base Station Power, RFID and WiMAX while expanding our addressable market opportunities in wireless communications. We may also explore process capabilities of third party foundries and develop products under new process technologies such as SiGe BiCMOS.

Selling and Administrative – Selling and administrative expense for the three months ended October 1, 2006 was $4.4 million or 35% of sales, an increase of $791,000 or 22% as compared with selling and administrative expense of $3.6 million or 45% of sales in the three months ended October 2, 2005.  For the nine months ended October 1, 2006 selling and administrative expenses were $13.7 million or 36% of sales, an increase of $2.0 million or 17% as compared with selling and administrative expense of $11.6 million or 59% of sales in the nine months ended October 2, 2005. The increase in expense in the relative three month periods resulted from a $464,000 increase in stock compensation expense related to the adoption of SFAS 123R, $220,000 increase in salaries and wages due to increase in staffing, $123,000 increase in traveling expenses due to increased focus on customer connection and $99,000 increase in external sales representatives commission due to the increase in semiconductor sales over the prior year’s period, the increase was partially offset by a $194,000 reduction in professional service fees as a result of the change in the Company’s filer status and $35,000 reduction in severance.  The increase in expense in the relative nine month periods resulted from a $637,000 intangible asset write-off related to our decision to cease the use of the Telenexus trademark and trade names intangible asset in favor of using the WJ Communications brand to market our RFID products, $660,000 in professional service fees, $195,000 increase in traveling expenses due to increased focus on customer connection, $171,000 increase in external sales representatives commission due to the increase in semiconductor sales over the prior year’s period, $151,000 increase in recruiting fees related to staffing turnover, $111,000 increase of stock compensation expense related to the adoption of SFAS 123R and partially offset by $182,000 decrease in severance payments to realign our workforce to our current objectives.

The three and nine month period ended October 2, 2005 included a $1.2 million charge related to a former CEO separation agreement, $547,000 of professional fees related to a potential strategic business combination which we decided not to consummate and a $100,000 reduction in the accrued liability for environmental remediation when it was determined that the probability of an assessment for a prior violation was remote.  As a percentage of sales, the decrease in selling and administrative expense in the three and nine month periods of 2006 reflects the increase in sales in the same relative periods.

Acquired In-process Research and Development Expenses – During the first quarter of 2005, $3.4 million of the purchase price for the acquisition of Telenexus, Inc. was allocated to acquired in-process research and development (“IPRD”). Projects that qualify as in-process research and development are expensed as they represent projects that have not yet reached technological feasibility and have no future alternative use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is minimal remaining risk relating to the development which these projects did not possess at the time of the acquisition. The value assigned to IPRD expense comprised the following projects:  multi-protocol readers ($1.3 million), Smart readers ($900,000) and Class 3 readers ($1.2 million).  We continue to work on the development of these projects.  As of October 1, 2006, the estimated aggregate cost to complete these projects was $32,000, $883,000 and $537,000, respectively which is expected to occur during remainder of 2006. The value of these projects was determined by estimating the discounted net cash flows from the anticipated sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project.  The assumptions consisted of expected completion dates for the IPRD projects, estimated costs to complete the projects, and revenue and expense projections for the products once they would have entered the market.

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

Interest Income – Interest income represents interest earned on cash equivalents and short-term available-for-sale investments. Our interest income in the three months ended October 1, 2006 was $327,000, an increase of $55,000 or 20% as compared with interest income of $272,000 in the three months ended October 2, 2005.  Our interest income in the nine months ended October 1, 2006 was $914,000, an increase of $141,000 or 18% as compared with interest income of $773,000 in the nine months ended October 2, 2005. This relative dollar increase in both comparative periods resulted from an increase in interest rates offsetting a decrease in average funds available for investment.

Interest Expense – Our interest expense for the three months ended October 1, 2006 was $14,000, a decrease of $15,000 or 52% as compared with interest expense of $29,000 for the three months ended October 2, 2005.  For the nine months ended October 1, 2006 our interest expense was $60,000, a decrease of $17,000 or 22% as compared with interest expense of $77,000 for the nine months ended October 2, 2005.  Interest expense for all periods relates to maintenance fees associated with our revolving credit facility and outstanding letters of credit.

Income Tax Benefit – During the nine months ended October 1, 2006, we recorded a tax benefit of $1.4 million resulting from a revision of our estimated tax liability based on the statute expiration of certain estimated state tax exposures during 2006.  As of October 1, 2006 the balance of the contingent income tax liability was $418,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at October 1, 2006 totaled $27.0 million, a decrease of $3.2 million or 11% compared to the balance of $30.2 million at December 31, 2005.

On December 27, 2005, we entered into the fourth amendment (the “Amendment”) to our Amended and Restated Loan and Security Agreement between Comerica Bank and us dated September 23, 2003 and as amended June 13, 2005, July 12, 2005 and September 28, 2005.  The effective date of the Amendment is December 22, 2005.  Under the new terms, the revolving credit facility (“Revolving Facility”) provides for a maximum credit extension of $10.0 million, with a $5.0 million sub-limit to support letters of credit, a $250,000 sub-limit for foreign exchange transactions and a $200,000 sub-limit for corporate credit cards. The Revolving Facility expires on December 21, 2006.  Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 2.0% or Prime. The Revolving Facility requires us to maintain certain financial ratios and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission.  The Revolving Facility is secured by substantially all of our assets. We were in compliance with the covenants as of October 2, 2006.  As of October 1, 2006 and December 31, 2005, there were no outstanding borrowings under the Revolving Facility. We have letters of credit of $3.2 million available as of October 1, 2006 against which no amounts have been drawn.

Net Cash Used in Operating Activities – Net cash used in operations was $3.5 million and $8.0 million in the nine months ended October 1, 2006 and October 2, 2005, respectively. Net loss in the nine months ended October 1, 2006 and October 2, 2005 was $5.5 million and $18.9 million, respectively.

The most significant cash item impacting the difference between net loss and cash flows used in operations in the first nine months of 2006 was $2.3 million used by working capital. The $2.3 million used by working capital relates to a $797,000 decrease in accruals and accounts payable and a $2.0 million decrease in restructuring liabilities which were partially offset by a $887,000 decrease in inventories. The $797,000 decrease in accruals and payables relates to the timing of invoice payments relative to our quarter end. The $2.0 million decrease in restructuring liabilities relates to payments against the remaining lease loss accrual.  The $887,000 decrease in inventories resulted from decreased cycle time in our wafer fabrication process and a $1.3 million write-down to reduce excess inventories to their estimated net realizable values.  Non-cash items included in net loss in the nine months ended October 1, 2006 included $1.4 million related to a decrease in our income tax liability, $2.5 million of depreciation and amortization and $1.3 million of stock based compensation expense.  The $1.4 million decrease in our income tax liability resulted from a revised estimate based on the statute expiration of certain estimated state tax exposures during April and October 2006.

The most significant cash item impacting the difference between net loss and cash flows used in operations in the first nine months of 2005 was $482,000 provided by working capital. The $482,000 provided by working capital relates to a $864,000 decrease in other assets and a $1.6 million decrease in receivables which were partially offset by a $2.0 million decrease in restructuring liabilities. The $864,000 decrease in other assets resulted from the collection of $576,000 contract termination settlement and the collection of $489,000 interest receivable (primarily purchased interest) related to our investment in marketable securities and short-term available-for-sale investments. Our receivables decreased $1.6 million as our shipments during the first nine months of 2005 were more evenly distributed throughout the period, allowing for increased collections within the period. The $2.0 million decrease in restructuring liabilities relates to payments against the remaining lease loss accrual. Non-cash items included in net loss in the nine months ended October 2, 2005 included $2.3 million of depreciation and amortization, $3.4 million of IPRD related to our acquisition of Telenexus, Inc. and $3.7 million related to an increase in our deferred margin on distributor inventory due to our change in the application of our revenue recognition policy regarding sales to our distributors during our second quarter ending July 3, 2005.  For further discussion, see Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Net Cash Provided by Investing Activities – Net cash provided by investing activities was $2.6 million and $2.4 million in the nine months ended October 1, 2006 and October 2, 2005, respectively.  In the first nine months of 2006, we realized $23.0 million in proceeds from the sale and maturities of our short-term investments which was partially offset by $19.4 million used to purchase short-term investments and $1.3 million to invest in property, plant and equipment.  In the first nine months of 2005, we realized $33.6 million in proceeds from the sale and maturities of our short-term investments which was partially offset by $27.9 million used to purchase short-term investments and $3.2 million to acquire Telenexus, Inc. including associated acquisition costs. During 2006, we expect to invest approximately $2.0 million to $3.0 million in capital expenditures of which $1.3 million was purchased in the first nine months. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so throughout 2006.

In conjunction with our recent acquisitions, we may be required to pay further consideration in the EiC acquisition of up to $7.0 million in cash (10%) and shares (90%) if specific revenue targets were achieved by March 31, 2006 and in the Telenexus acquisition, of up to $2.5 million in cash and up to 833,333 shares if certain revenue targets are achieved by October 28, 2006.  We expect to fund these payments, if earned, from our cash, cash equivalents and short-term investments, cash flows and borrowings to the extent available.  Regarding the EiC additional compensation, we have determined that the revenue targets were not met for this period. We have communicated our conclusion to EiC and they have notified us that they disagree with our conclusions.  We believe EiC’s assertions are without merit and we are preparing a response.  There can be no assurance as to the eventual outcome of this matter.  Regarding the Telenexus additional compensation, we have determined that the revenue targets were not met and we have communicated our conclusion to the selling shareholders.  They have thirty days to review and possibly contest our calculation.

Net Cash Provided by Financing Activities – Net cash provided by financing activities totaled $1.5 million and $862,000 in the nine months ended October 1, 2006 and October 2, 2005, respectively.  In the first nine months of 2006, we received net proceeds of $1.6 million from the sale of our common stock to employees through our employee stock purchase and option plans and paid $32,000 of financing costs associated with our revolving credit facility. In the first nine months of 2005, we received net proceeds of approximately $1.1 million from the sale of our common stock to employees through our employee stock purchase and option plans. Other cash items included $200,000 used to repurchase our common stock from our former CEO to cover the income tax withholding on his purchase of 328,500 shares of restricted stock.

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

Change in Filer Status

Commencing with the Company’s annual report on Form 10-K for fiscal year 2006, it will no longer be deemed an accelerated filer because the Company’s public float was below the required threshold as of the last business day of it’s most recently completed second fiscal quarter. As a result of becoming a non-accelerated filer, the Company is permitted to elect to suspend its Sarbanes-Oxley Section 404 obligations to provide a management’s report on internal control over financial reporting and related auditor attestation report until the annual report on Form 10-K for fiscal year 2007.  The Company has elected to suspend its reporting obligations under Section 404 which election was approved by the audit committee. During the period the Company is permitted to suspend its reporting obligations under Section 404, the Company estimates that such election will save approximately $175,000 annually in external costs.

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

		Weighted
	Expected Maturity	Average Interest
Expected Maturity Dates	Amounts	Rate
	(in thousands)
Cash equivalents:
2006	$13,314	4.93%
Short-term investments:
2006	12,387	5.32%
Fair value at October 1, 2006	$25,701

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to the following material weakness.

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

Notwithstanding this material weakness, we believe that the consolidated financial statements included in this report fairly present our consolidated financial position and the consolidated results of operations for the quarterly period ended October 1, 2006.

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

PART II — OTHER INFORMATION

Item 1A.  RISK FACTORS

You should carefully consider the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 31, 2006 and described herein below before making an investment in our securities.  Set forth below are the specific risk factors which have been updated or included to reflect material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2005 in response to Item 1A. to Part I of Form 10-K.  There have been no other material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2005.  The forward-looking statements in this Quarterly Report on Form 10-Q involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the risks we have described in the “Risk Factors” section and elsewhere in our SEC filings actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

We have a history of losses, we may incur future losses, and if we are unable to achieve profitability our business will suffer and our stock price may decline.

We have not recorded operating income since 1999 and we may not be able to achieve revenue or earnings growth or obtain sufficient revenue to sustain profitability. In the nine months ended October 1, 2006 our sales were $37.5 million and we incurred an operating loss of $7.7 million compared to sales of $19.9 million and an operating loss of $19.7 million for the nine months ended October 2, 2005.  In addition, our sales for 2005 were $31.6 million and we incurred an operating loss of $22.1 million compared to sales of $32.3 million and an operating loss of $17.3 million for 2004.  Our accumulated deficit was $179.7 million at October 1, 2006.

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

Richardson Electronics is the sole worldwide distributor of our complete line of RF semiconductor products. This sole distributor is our largest semiconductor customer, and our sales to Richardson Electronics represent 44% and 43% of our total sales for the nine months ended October 1, 2006 and October 2, 2005, respectively.  We cannot assure you that this exclusive relationship will improve sales of our semiconductor products or that it is the most effective method of distribution.  If

Richardson Electronics fails to successfully market and sell our products, our semiconductor sales could materially decline. Our agreement with this distributor does not require it to purchase our products and is terminable at any time. If this distribution relationship is discontinued, our RF semiconductor sales could decline significantly.

We depend upon a small number of customers that account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a reduction of sales.

We depend on a small number of customers for a majority of our sales. We currently have two customers, Customer A and Customer B, which each accounted for more than 10% of our sales and in aggregate accounted for 62% of our sales for the nine months ended October 1, 2006.  We had two customers, Customer A and Customer B, which each accounted for more than 10% of our sales and in aggregate accounted for 57% of our sales for the nine months ended October 2, 2005.  Sales to Customer A accounted for 44% and 43% of our sales for the nine months ended October 1, 2006 and October 2, 2005, respectively.  Sales to Customer B accounted for 18% and 14% of our sales for the nine months ended October 1, 2006 and October 2, 2005, respectively.

The increase in our sales to Customer A during the nine months ended October 1, 2006 is attributable to the substantial increase in demand for our products in the wireless infrastructure market particularly related to the growth of 3G systems.  In addition, in the nine months ended October 2, 2005 our revenue from Customer A was adversely effected by a change in the application of our revenue recognition policy from revenue recognition upon shipment to revenue recognition when our distributors have sold the product to the end customer.  This change in application resulted in a $4.0 million revenue deferral in our second quarter of 2005. For further discussion, see Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.  The increase in our sales to Customer B during the nine months ended October 1, 2006 is also related to the substantial increase in demand for our products in the wireless infrastructure market particularly related to the growth of 3G systems as well as an increasing business practice of original equipment manufacturers to outsource a greater percentage of their manufacturing.

In addition, most of our sales result from purchase orders or from contracts that can be cancelled on short-term notice. Moreover, it is possible that our customers may develop their own products internally or purchase products from our competitors. Also, events that impact our customers, for example wireless equipment manufacturers consolidation and/or wireless carrier consolidation, can adversely affect our sales. We expect that our key customers will continue to account for a substantial portion of our revenue in 2006. The loss of, or a reduction in orders from, a significant customer for any reason could cause our sales to decrease.

If we or our outsourced manufacturers fail to accurately forecast component and material requirements, we could incur additional costs or experience product delays.

We use rolling forecasts based on anticipated product orders to determine our component requirements. It is important that we accurately predict both the demand for our products and the lead times required to obtain the necessary products and/or components and materials. Lead times for components and materials that we, or our outsourced manufacturers, order can vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. To the extent that we rely on outsourced manufacturers, many of these factors will be outside of our direct managerial control. For substantial increases in production levels, our outsourced manufacturers and some suppliers may need nine months or more lead time. As a result, we may be required to make financial commitments in the form of purchase commitments. We lack visibility into the finished goods inventories of our customers and the end-users. This lack of visibility impacts our ability to accurately forecast our requirements. If we overestimate our component, material and outsourced manufactured requirements, we may have excess inventory, which would increase our costs. An additional risk for potential excess inventory results from our volume purchase commitments with certain material suppliers, which can only be reduced in certain circumstances. Additionally, if we underestimate our component, material, and outsourced manufactured requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our sales and profitability. We have incurred, and may in the future incur, charges related to excess and obsolete inventory. These charges amounted to $1.3 million and $334,000 in the nine month periods ended October 1, 2006 and October 2, 2005, respectively and $975,000, $670,000 and $251,000 in 2005, 2004 and 2003, respectively. While these charges may be partially offset by subsequent sales of previously written-down inventory, there can be no assurance that any such sales will be significant. As we broaden our product lines we must outsource the manufacturing of or purchase a wider variety of components. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility of customer acceptance and potential competition. Both of these factors will contribute a higher level of inventory risk in our near future.

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

We sell a significant portion of our product to customers outside of the United States. Sales to customers outside of the United States accounted for 53% and 43% of our sales in the nine month periods ended October 1, 2006 and October 2, 2005, respectively and 44%, 35% and 32% of our sales in 2005, 2004 and 2003, respectively. We expect that sales to customers outside of the United States will continue to account for a significant portion of our sales. Although all of our foreign sales are denominated in U.S. dollars, such sales are subject to certain risks, including, among others, changes in regulatory requirements, the imposition of tariffs and other trade barriers, the existence of political, legal and economic instability in foreign markets, language and cultural barriers, seasonal reductions in business activities, our ability to receive timely payment and collect our accounts receivable, currency fluctuations, and potentially adverse tax consequences, which could adversely affect our business and financial results.

Our dependence on a foundry partner exposes us to a risk of manufacturing disruption or uncontrolled price changes.

On October 30, 2006, our board of directors committed us to a restructuring plan to close and exit our Milpitas fabrication facility during the first quarter of 2007. The Milpitas fabrication facility produced some of our gallium arsenide semiconductor products and our second source for wafers is Global Communication Semiconductors, Inc., our foundry partner who will become our sole source as a result of the fab closure.

If the operations of our foundry partner should be disrupted, or if they should choose not to devote capacity to our products in a timely manner, our business could be adversely impacted as we might be unable to manufacture some of our products on a timely basis. In addition, the cyclicality of the semiconductor industry has periodically resulted in disruption of supply. We may not be able to find sufficient capacity at a reasonable price or at all if such disruptions occur. As a result, we face significant risks, including:

•                    reduced control over delivery schedules and quality;

•                    longer lead times;

•                    the potential lack of adequate capacity during periods when industry demand exceeds available capacity;

•                    difficulties finding and integrating new subcontractors;

•                    limited warranties on products supplied to us;

•                    potential increases in prices due to capacity shortages, currency exchange fluctuations and other factors; and

•                    potential misappropriation of our intellectual property.

We determined that we had material weaknesses in our internal control over financial reporting as of October 1, 2006, which caused us to restate our first and second fiscal quarter financial results. This material weakness, and any future restatements to our financial statements which may result from it, could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price and potentially limit our access to financial markets.

On November 1, 2006 management concluded, after discussions with the Audit Committee of the Company’s Board of Directors, that the Company should restate the Company’s previously filed financial statements for the quarterly periods ended April 2, 2006 and July 2, 2006 in order to record an accrual during such periods for cash bonuses earned under employment agreements, including executive officers, as well as compensation expense related to a market condition included in restricted stock previous granted to the Chief Executive Officer.

As a result of the Company’s determination that the errors should be corrected and that previously filed financial statements should be restated, management has concluded that there is a material weakness in the Company’s internal controls over financial reporting and that the disclosure controls and procedures are not effective.

Should we discover that we have a material weakness in our internal control over financial reporting in the future, especially considering that we have had material weaknesses in the past, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and could limit our access to financial markets.

The lease of our fabrication facility is due to expire and because we plan to hold-over in order to complete our fab closure we may be at risk for termination of the use of the facility by the landlord.

On October 30, 2006, our board of Directors committed us to a restructuring plan to close and exit our Milpitas fabrication facility during the first quarter of 2007. The Milpitas fabrication facility currently produces some of our gallium arsenide semiconductor products and has substantial excess capacity. Our lease of the fabrication facility expires November 14, 2006 and in accordance with the terms of the lease we plan to hold over, whereby the lease converts to a month to month lease, until the closure is complete. We plan to produce additional wafer inventory at the fabrication facility until closure. During this holdover period, we are at risk for termination of our use of the facility before such time as we complete our closing and exiting of the fabrication facility. If this should occur, we might not have enough additional wafer inventory to buffer any delayed qualifications from customers or ramp-up issues with Global Communication Semiconductors, Inc.

Risks Related to Our Stock

Sales of substantial amounts of our common stock by Fox Paine, selling stockholders in connection with shares we have issued in recent acquisitions and certain other stockholders could adversely affect the market price of our common stock

We filed a registration statement on Form S-3 to register 25,492,044 shares for resale by Fox Paine Capital Fund, L.P., FPC Investors, LP, WJ Coinvestment Fund I, LLC, WJ Coinvestment Fund III, LLC and WJ Coinvestment Fund IV, LLC (together the “FP Entities”), pursuant to an agreement providing for registration rights, which was declared effective by the Securities and Exchange Commission on May 12, 2006.  The Fox Paine Entities are collectively our largest stockholder.  As of October 1, 2006, the Fox Paine Entities beneficially owned 38.1% of our common stock which represents approximately 25.5 million of our 66.9 million outstanding shares of common stock.  As a result of  the registration statement, the Fox Paine Entities will not be restricted by the Rule 144 volume limitations on sales otherwise applicable to affiliates and will have the ability to sell a large number of shares at one time if it so desires. Furthermore, we have issued an aggregate of 2,442,882 shares of our common stock to date in connection with our recent EiC and Telenexus acquisitions. Our stock is not heavily traded and our stock prices can fluctuate significantly.  As such, sales of substantial amounts of our common stock into the public market by the Fox Paine Entities, or selling stockholders in connection with the EiC and Telenexus acquisitions or certain other stockholders, or perceptions that significant sales could occur, could adversely affect the market price of our common stock.

Also, we may be obligated to issue additional shares of our common stock in connection with the EiC and Telenexus acquisitions. The EiC acquisition agreement contained contingency clauses which could have required us to pay further compensation of up to $14.0 million if specific revenue and gross margin targets are achieved by March 31, 2005 and March 31, 2006 of which $7.0 million of additional compensation related to the period ended March 31, 2005. We calculated that the revenue and the gross margin targets were not met for the period ending March 31, 2005, and this was communicated to EiC on May 31, 2005.  EiC subsequently notified us that it disagreed with our conclusions. While we believe EiC’s assertions are without merit and we have notified EiC of such, there can be no assurance as to the eventual outcome of this matter. The remaining $7.0 million of potential additional consideration relates to the period ended March 31, 2006 and we have determined that the revenue targets were not met for this period.  We have communicated our conclusion to EiC and they have also contested this calculation. We believe EiC’s assertions are without merit and we are preparing a response.  There can be no assurance as to the eventual outcome of this matter.  The $7.0 million would have been payable 10% in cash and, at our election, 90% in shares of our common stock. If the targets were fully attained and we elected to pay in shares of common stock, the number of additional shares issued would have been 2,540,323 computed at $2.48 per share which represents the average closing price of our stock on NASDAQ during the 10 day period prior to the end of the earnout period. In the Telenexus acquisition, up to $2.5 million in cash and 833,333 shares would have been required to be paid if certain revenue targets are achieved by October 28, 2006.  We have determined that these revenue targets were not met and have communicated our conclusion to the selling shareholders.

Furthermore, future sales of substantial amounts of common stock by certain others such as our officers, directors and Kopp Investment Advisors, LLC, the beneficial owners of approximately 16.3% of our outstanding common stock as of  October 1, 2006, in the public market or otherwise or the awareness that a large number of shares is available for sale, could adversely affect the market price of our common stock.

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

The concentration of ownership of our common stock could prevent other stockholders from influencing or affecting the outcome of significant matters and our arrangements with Fox Paine could conflict with the interests of our other stockholders

Ownership of our common stock is highly concentrated. As of October 1, 2006, Fox Paine & Company, LLC (“Fox Paine”) is the indirect beneficial owner of 38.1% of our outstanding share capital. As a result, Fox Paine has and will continue to have significant influence over the outcome of matters requiring stockholder approval, including:

•                  election of all our directors and the directors of our subsidiaries;

•                  amending our charter or by-laws; and

•                  agreeing to or preventing mergers, consolidations or the sale of all or substantially all our assets or our subsidiaries’ assets.

Additionally, our second largest stockholder, Kopp Investment Advisors, LLC, beneficially owned approximately 16.3% of our common stock as of October 1, 2006. As such, our two largest stockholders own over 50% of our outstanding common stock and if they chose to act collectively would hold enough voting power to determine the outcome of any matters requiring stockholder approval. Our largest stockholders may have interests that differ from those of our other stockholders and may take actions or influence our operations in a manner contrary or adverse to the interests of our other stockholders. The concentration of ownership interest of our common stock could delay, prevent or cause a change in control relating to us which could adversely affect the market price of our common stock.

Fox Paine’s significant ownership interest could also subject us to a class action lawsuit which could result in substantial costs and divert our management’s attention and financial resources from more productive uses. Fox Paine, on September 18, 2002, made a proposal to acquire all of the shares held by unaffiliated stockholders, which was subsequently withdrawn on March 27, 2003. Prior to Fox Paine’s withdrawal of such proposal, four lawsuits, three of which were purported class action lawsuits, were filed against us and Fox Paine in connection with such proposal. Among other things, these lawsuits sought an injunction against the consummation of the proposal and an award of unspecified compensatory damages. These lawsuits were voluntarily dismissed after Fox Paine’s withdrawal of such proposal without any consideration being required to be paid to the plaintiff’s and each party was obligated to bear its own attorney’s fees, costs and expenses. We can make no assurance, however, that Fox Paine will not at some point in the future make another proposal regarding us and, if so, what the terms and outcome of such proposal might be. If Fox Paine were in the future to make a proposal involving us , depending on the terms of such proposal, the resulting transaction could result in litigation which could adversely affect our business or our stock price.

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

(d)         Ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year 2006 by the votes indicated:

For	Against	Abstain	Broker non-vote
60,877,860	99,926	79,185	-0-

Item 6.  EXHIBITS

The exhibits listed on the following index to exhibits are filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No	Exhibit	Date	Herewith

10.1+	Wafer Manufacturing and Supply Agreement between Registrant and Global Communication Semiconductors, Inc					X

31.1	Certification of Bruce W. Diamond, Chief Executive Officer (principal executive officer), pursuant to Rule 13a-14/15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of R. Gregory Miller, Chief Financial Officer (principal financial officer), pursuant to Rule 13a-14/15d-14(a) of the Securities Exchange Act of 1934.					X

32.1	Certification of Bruce W. Diamond, Principal Executive Officer, Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of R. Gregory Miller, Principal Financial Officer, Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

+         Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.

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