Form 10-K
period 2006-12-31
WJ COMMUNICATIONS INC
filed 2007-03-28
CIK 105006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 000-31337

WJ COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-1402710
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
401 River Oaks Parkway, San Jose, California	95134
(Address of principal executive offices)	(Zip Code)

(408) 577-6200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.01 par value	NASDAQ Global Market

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

As of July 2, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $45,662,172 (based upon the $1.53 closing price of the common stock as reported by the NASDAQ Global Market on July 3, 2006). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of March 15, 2007 there were 68,354,373 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Items 10, 11, 12, 13 and 14 of Part III of this Report is incorporated by reference to the registrant’s Form 10-K/A which will be filed no later than 120 days after the registrant’s fiscal year ended December 31, 2006.

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

WJ COMMUNICATIONS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I

Item 1. BUSINESS

Overview

We are a radio frequency (“RF”) semiconductor company providing RF product solutions worldwide to communications equipment companies. We design, develop and manufacture innovative, high performance products for both current and next generation wireless and cable networks, and RF identification (“RFID”) systems. Our RF product solutions are comprised of advanced, highly functional RF semiconductors and components which address the radio frequency challenges of these various systems. We currently generate the majority of our revenue from our products utilized in wireless networks. Revenue from our products used in RF identification systems represents a less significant portion of our current revenue however we believe they represent one of our future growth opportunities. The RF challenge is to create product designs that function within the unique parameters of different network architectures. Our solution is comprised of design expertise, advanced device technology and the manufacturability of our solution. Our communications products are used by telecommunication equipment manufacturers supporting and facilitating mobile communications, enhanced voice services, data and image transport. Our objective is to be the leading supplier of innovative RF semiconductors products.

During the fourth quarter of 2006, we announced our decision to cease internal wafer manufacturing in early 2007 and to adopt the fabless semiconductor business model. The fabless semiconductor model is more cost effective than having our own facility due to our limited volume and the cost of developing and supporting our process technologies. There is a viable commercial wafer foundry market which we plan to access for the production of our wafers and we may enter into limited process development activities with some of these vendors to further optimize processes and our products.

In 2004 and 2005 we augmented our technology base and design capabilities with two acquisitions. On January 28, 2005 we completed our acquisition of Telenexus, Inc. (“Telenexus”). We believe the addition of Telenexus’ RFID products and technology have enhanced our RFID reader offerings enabling us to further capitalize on the market opportunity. On June 18, 2004, we completed our acquisition of the wireless infrastructure business and associated assets from EiC Corporation, a California corporation and EiC Enterprises Limited (together “EiC”). We believe that the addition of EiC’s technical expertise further enhances WJ’s strategy of offering customers what we believe to be industry leading products for the wireless infrastructure market.

WJ Communications, Inc. (formerly Watkins Johnson Company, “we”, “us”, “our” or the “Company”) was formed after a recapitalization merger with Fox Paine on January 31, 2000. We were originally incorporated in California and reincorporated in Delaware in August 2000.

Our principal executive offices are located at 401 River Oaks Parkway, San Jose, California 95134, and our telephone number at that location is (408) 577-6200. Our Internet address is www.wj.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or SEC, filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The information contained on our website is not intended to be part of this report. Our common stock is listed on the Nasdaq Global Market and traded under the symbol “WJCI”.

Industry Background

Industry overview

We believe several important trends provide long-term growth opportunities for RF technology in markets such as wireless communications and RFID. Market trends that drive the growth in demand for high-performance RF products include:

•       Growth in the number of wireless subscribers and an increase in consumer demand for advanced data services. The worldwide wireless communications industry has grown considerably in recent years and continues to grow. At the same time, mobile subscribers are increasingly demanding data and video services in addition to traditional voice services. To meet this demand, network operators are building new and upgrading existing mobile networks to offer greater network capacity and speed to deliver voice, data and video services. These next generation wireless networks require new equipment based on more advanced RF technology.

•       Potential broad deployment of RFID technology. RFID offers the potential for increased sales, productivity gains and operational cost savings because it enables real-time knowledge of unique product data than can be delivered by conventional technology, such as real time inventory levels, product type, date of manufacture, serial number and expiration date. The technology has been successfully used or is in various stages of deployment such as automated toll tag applications, Exxon Mobil’s Speedpass™, Wal-Mart’s announced store deployment and a Department of Defense logistics initiative. We are targeting the ultra high frequency (“UHF”) reader segment of that market.

Network Infrastructure

Consumers and businesses are continually seeking improved connectivity, mobility, functionality, reliability and bandwidth from voice and data networks. Increased deployment and use of wireless communications systems and the rise of cable and wireless Internet applications have also placed additional demands on network infrastructure.

Wireless communications providers continue to make investments in network infrastructure to expand capacity and offer a broader range of services to support the changing needs of end users while reducing their operating costs. In addition, wireless network operators and service providers have announced their plans for deployment and are deploying their next generation wireless services and networks, referred to in the industry as 2.5G and 3G networks. Sprint has announced its commitment to a future deployment of another next generation 4G network technology utilizing WiMax (Worldwide Interoperability for Microwave Access) technology and there are a number of WiMax network trials being conducted on a worldwide basis. These networks will offer subscribers increased speeds, additional application capabilities, and broader compatible coverage across geographies. To meet these objectives, network operators are building new and upgrading existing mobile networks to offer greater network capacity and speed to deliver voice and data services. These next generation wireless networks require new equipment based on more advanced RF semiconductor technology.

Original equipment manufacturers (“OEMs”) must develop systems to meet the requirements of communications service providers. In meeting these requirements, OEMs face significant market and product performance pressures including lower cost, higher performance, greater reliability and shorter time to market. OEMs are adopting new approaches in designing systems to deliver the performance and feature improvements that service providers require. In a typical communications system, the principal functional blocks are the RF subsystem, which receives, amplifies and transmits signals, the signal processor, which encodes and decodes digitized signals, and the antenna. Since the RF subsystem receives the signal, interfaces with the signal processor, and amplifies and transmits the signal, a system’s performance and signal quality are significantly affected by the RF subsystem. Some OEMs do not have the internal resources to address every aspect of a system’s RF performance. To lower their production costs and shorten product development cycles, OEMs are seeking innovative RF components from third-party suppliers. We believe that there is a substantial market opportunity for a third-party supplier of high performance RF components who can meet the needs for flexibility, performance and value required by OEMs.

RF components are generally technically sensitive devices that demand circuit design expertise and sophisticated process technology. RF components are tightly coupled to a process technology to achieve their performance. Although there are multiple RF process technologies available to a designer, either through foundries or the suppliers’ internal wafer fabrication facilities, the complexity of adopting a new technology to the end component performance has resulted in companies focusing their efforts in selected product areas which has allowed multiple suppliers to target different segments of the markets.

Radio Frequency Identification (RFID)

Radio frequency identification, or RFID, is a generic term for technologies that use radio waves to automatically identify individual items. In general, the system consists of an RFID tag, which contains the identification of the item tagged, and an RFID reader, which sends out a radio signal to read the information contained on the tag. The RFID tag is made up of a microchip with an antenna, and it can be either passive or active. Passive RFID tags contain no internal power source such as a battery. To read a passive RFID tag, the reader sends out electromagnetic waves. Passive RFID tags draw power from these electromagnetic waves and use it to power the microchip’s circuits. The microchip modulates the waves that the tag reflects back to the reader and the reader converts the returned waves into digital data. The digital data is then passed on to a host computer that can make use of the data. Active RFID tags operate more or less in the same manner except that the tags have a battery; this internal power supply in the tag allows for active response to the reader as well as active data manipulation on the tag.

Profitable and effective commercial RFID systems have been in operation for over a decade. The current market is driven by traditional applications such as security/access control, automobile immobilization, toll collection, and transportation. Many other applications are in the early adoption phase, including pallet tracking, point of sale commerce and baggage handling. There are notable obstacles to overcome before significant growth can be seen, including but not limited to, acceptable industry and application standards, cost, end user education, frequency regulations, power restrictions, indirect channel support and the highly fragmented competitive environment.

Going forward, the supply chain will begin to drive the RFID market. For example, Wal-Mart Stores Inc. (NYSE: WMT), and the United States Department of Defense mandates for their respective suppliers to deliver product RFID tagged at the case and pallet level is expected to help spur the industry to move beyond experimentation to implementation. The next level in the supply chain will be item level tagging leading to the need for a high volume of shelf readers so that real time inventory tracking and shrinkage reduction can be put into place. In our view, the natural evolution for RFID will be into cell phones and other portable devices for point of sale applications.

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

The knowledge and skills required to design and manufacture RF semiconductors, components and integrated modules are unique and can take many years to develop. Manufacturers seek companies with the technical skills and engineering resources to design, manufacture and integrate RF semiconductors and the other advanced products required by current and future generations of wireless and cable communications equipment.

The WJ Communications Solution

With the ability to design and manufacture RF semiconductors, components, integrated RF modules and interface these assemblies with other network elements, we enable both current and next generation wireless networks and RFID systems worldwide. Our core technology lies within our advanced RF semiconductor designs.

Our RF expertise covers a broad range of frequencies used in advanced communications networks today. Our capabilities are comprised of the following key elements:

•       RF Design Expertise. We have been designing RF and microwave products for more than 45 years and have developed significant RF design expertise. Our team of highly qualified and talented engineering and technical employees is capable of applying this expertise to a variety of RF products. These products are optimized to achieve high performance with minimum cost.

•       Advanced Device Technology. We have substantial expertise in designing and manufacturing highly linear semiconductor products that amplify and transform signals with minimal distortion and interference.

•       Manufacturability. Our ability to rapidly convert new technologies and designs into completed RF semiconductors, integrated modules and highly functional components products results from our design, advanced device technology and our manufacturing engineering expertise.

Business Strategy

Our objective is to be the leading supplier of innovative RF semiconductor products. To meet this goal, we intend to:

•       Leverage Our Technology Leadership and Our Design and Integration Expertise to Grow with Growing Markets. We intend to target multiple growth markets such as power amplifiers, WiMAX and RFID to expand our addressable market opportunities. We believe that as data throughput requirements expand in wireless networks, the ability to meet the RF requirements becomes increasingly important and the market for RF products will grow accordingly. We intend to apply our RF design expertise to develop additional leading-edge products in each of the rapidly growing areas of the communications markets, focusing on the markets for RF semiconductors, modules and components. Due to the commonality of RF requirements in RFID and wireless communications networks, we have the flexibility to allocate our design and engineering resources to any or all of these markets and intend to use this flexibility to take advantage of market opportunities as they arise.

•       Maintain and Develop Strong Collaborative Customer Relationships with Industry Leaders. We believe our reputation for product quality, technical performance, customer responsiveness, on-time delivery and cost competitiveness will help us to continue to maintain and develop a loyal customer base. We collaborate with many of our customers to design and develop new products for them as they develop new products. We plan to maintain our current, and develop new, customer relationships with industry leaders within the wireless and cable communications and RFID markets.

•       Acquire and Develop New Technologies. We intend to continue to augment our existing technology base and design capabilities by acquiring complementary technologies, design capabilities, manufacturing processes and product offerings for advanced RF solutions. In addition, we intend to continue to focus our research and development efforts on emerging communications and RF technologies.

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

The following table summarizes the sales from our significant product lines:

	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Semiconductor and RFID (RF products)	$48,686	$31,201	$29,808
Wireless Integrated Assemblies and Fiber Optics	93	396	2,528
Total	$48,779	$31,597	$32,336

Semiconductor Products and Process Technologies

Our semiconductor products include a broad array of high performance semiconductors that we manufacture for our own use as well as for sale to others. The primary markets for our semiconductor products are the wireless infrastructure markets.

Our semiconductor products are comprised primarily of amplifiers, mixers, multi-chip modules and transistors. Amplifiers and transistors increase the level of signals while mixers translate a signal from one frequency to another. The strength of our semiconductor technology lies in our ability to design and in the case of our gallium arsenide (“GaAs”) semiconductor products, manufacture highly linear products. High linearity is one of the most critical performance parameters for wireless networks and represents a semiconductors’ ability to amplify and transform signals with minimal distortion and interference.

We have expertise in designing and manufacturing RF components in multiple process technologies. Some of these processes have been built in our own manufacturing operations and in other cases we have our products manufactured for us by an outside foundry.

We use the following mature processes to support our current product portfolio. These technologies are also used actively in new product design now and will be for the next four to five years.

•       Gallium arsenide metal semiconductor field effect transistor (GaAs MESFET)

•       Gallium arsenide heterostructure field effect transistor (GaAs HFET)

•       Indium gallium phosphide heterojunction bipolar transistor (InGaP HBT)

During 2006, we qualified and introduced into production the 28 Volt version of our 12 Volt InGaP HBT process in our internal wafer fabrication facility and are in the qualification phase with our outside foundry for this process. This new process technology supports our new and expanding line of higher-powered amplifier products that operate at higher supply voltages.

In addition to the processes listed above, we design products using processes from other outside foundries. Products have been released to market based on technologies from these foundries and more new products are being designed using these foundries.

As foundries upgrade their process technologies, we expect that we will continue our design work with the latest processes.

•       Silicon On Insulator (SOI)

•       Integrated combination of silicon-germanium heterostructure bipolar transistor and complementary metal oxide semiconductor (SiGe BiCMOS)

•       Silicon complementary metal oxide semiconductor transistor (CMOS),

Finally, we are continuously evaluating emerging process technologies for their suitability to future product offerings.

Customers

We sell our products principally to our distributor and original equipment manufacturers, including their manufacturing subcontractors. We believe that we have strong relationships with market leaders in all of our target markets. A sample of our revenue-producing customers includes:

Andrew Corporation	Lucent Technologies, Inc.
Celestica	Motorola
Ericsson	Nokia Networks
Elcoteq Electronics Company	Nortel Networks
El-Pax	Powerwave Technologies
Flextronics	Richardson Electronics, Ltd.
Global Electronics Corporation	Samsung Electronics Co. Ltd.
Huawei Technologies	Symbol Technologies, Inc.
Intelleflex	ZTE Corporation

We depend on a limited number of key customers for a majority of our sales. In 2006, Richardson Electronics, Ltd, our worldwide distributor of our RF semiconductor products, and Celestica each accounted for more than 10% of our sales and in aggregate accounted for approximately 60% of our sales. In 2005, Richardson Electronics, Ltd and Celestica each accounted for more than 10% of our sales and in aggregate accounted for approximately 58% of our sales. In 2004, Richardson Electronic, Ltd and Celestica each accounted for more than 10% of our sales and in aggregate accounted for approximately 63% of our sales. We expect that our key customers will continue to account for a substantial portion of our sales in 2007 and in the foreseeable future. These customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty, and currently do not have agreements with any of our key customers that contain long-term commitments to purchase specified volumes of our products.

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

•       Distributor  In June 2002, we entered into a worldwide distributorship agreement with Richardson Electronics, Ltd., a global provider of engineered products. This agreement expanded our previous relationship and includes provisions for joint marketing and promotional activities. We directly compensate vendors for the cost of these specifically identified goods or services or may reimburse Richardson Electronics, Ltd. if they incurred the cost of such specifically identified goods or services on our behalf the value of which is substantiated by invoicing from vendors. Our cost for these activities is recorded in selling and administrative expense as advertising. In addition to Richardson Electronics, Ltd, we have a few select distributors and stocking representatives that address specific market opportunities. The activity with these distributors and stocking representatives is small relative to our activity with Richardson Electronics, Ltd.

•       Manufacturer Sales Representatives  Our worldwide network of nine independent manufacturer sales representatives is responsible for assisting our direct sales force in calling on potential customers as well as maintaining relationships with non-major accounts. During 2006 we expanded our direct sales team and direct support of our key customers and expect to de-emphasize the use of our manufacturer sales representatives going forward.

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

•       International Sales  Our sales outside the United States were 52%, 44% and 35% of our total sales in 2006, 2005 and 2004, respectively. We believe Asia is one of the fastest growing technology markets. In 2005 we opened our Shenzhen office in China. We recently added a director of Asia Sales and appointed country managers in China and Korea. In 2006 we opened an office in Shanghai, China.

Manufacturing

Our wafer manufacturing facility in Milpitas, California has produced a majority of our gallium arsenide semiconductor products in the past. We have not been able to fully utilize the capacity of this wafer manufacturing facility in the past which has resulted in a significant cost burden for the Company. We embarked on a strategy to qualify an outside vendor, Global Communications Semiconductors, for these manufacturing processes and in the fourth quarter announced our decision to close our Milpitas wafer manufacturing facility in early 2007 and to use independent foundries for the production of our future wafer requirements.  We have previously used and plan to continue using external wafer foundries for our SiGe, MESFET and InGaP HBT semiconductor products. Our semiconductor products are packaged in the Philippines, Malaysia, Thailand and China at vendor facilities.

Our San Jose, California facility produces our RFID products. We contract with a number of capable surface mount manufacturers for assembly and once the surface mount assembly operations are completed, the products are shipped to our facilities for testing and final configuration.

We depend on single or limited source suppliers for the components and materials used in many of our products, including our SiGe processed wafers, 5 Volt, 12 Volt and 28 Volt InGaP HBT processed wafers, gallium arsenide wafers, packaging, electronic components and antennas. Although we rely on limited or sole source suppliers for other components and materials, there are typically alternative sources of supply available for them. If in the future we face difficulties obtaining these components and materials from any of our limited or sole source suppliers, we may face a delay in the shipment of products which are manufactured using these components and materials while we identify and qualify an alternative source of supply, if available. As a result of these delays, we may fail to satisfy customer orders and our sales may decline while we look for a suitable alternative supplier.

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

Research and Development

Our future success depends on our ability to develop new designs, technologies and product enhancements. We have assembled a core team of experienced engineers and technologists to accomplish these objectives. These employees are involved in advancing our core technologies, as well as applying these core technologies to our product development activities in our target markets. In 2006, we established a design center in China in addition to our centers in San Jose, California and Richardson, Texas. We have made, and will continue to make, a substantial investment in research and development activities. Research and development costs, which are expensed when incurred, were $18.3 million, $18.1 million and $17.2 million for the years 2006, 2005 and 2004, respectively.

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

We seek patent protection for our unique developments in circuit designs, processes and algorithms. We have 24 United States patents and 15 foreign patents. We currently have a number of patent applications pending in the United States Patent and Trademark Office and throughout the world, including 27 patent applications filed world wide by end of 2006. Our existing United States patents will expire between June 2007 and October 2022. We have chosen to pursue foreign patent protection in selected foreign countries. Our failure to pursue foreign protection in certain countries and the fact that patent rights may be unavailable or limited in some foreign countries could make it easier for our competitors to utilize our intellectual property. We cannot assure you that any patent will be issued as a result of our pending applications or any future applications or that, if issued, these patents will be sufficient to protect our technology. In addition, we cannot assure you that any existing or future United States or foreign patents will not be challenged, invalidated or circumvented, or that any patent granted will provide us with adequate protection or any competitive advantages.

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

Employees

We believe that one of our most important assets is our base of well-trained and experienced employees. As of December 31, 2006, we had 221 employees. We expect a substantial reduction in the number of manufacturing related employees in the first half of 2007 as we complete the planned closure of our Milpitas wafer manufacturing facility. None of our employees are covered by collective bargaining agreements or represented by labor unions, and we have never experienced a work stoppage. We believe our employee relations are good.

Backlog

Our backlog is comprised of standard purchase orders and annual contracts for the delivery of products. For our annual contracts, our major customers provide us with rolling sales forecasts on at least a monthly basis. These forecasts are subject to changes, including changes as a result of changes in market conditions, and could fluctuate significantly from quarter to quarter. At December 31, 2006, our backlog was $8.2 million, compared to $6.7 million at December 31, 2005. We include in our backlog all accepted product purchase orders for which delivery has been specified within 90 days, including orders from distributors. We do not recognize revenue from sales through our distributors until the distributor has sold our product to the end customer. Product orders in our backlog are subject to changes in delivery schedules or quantities or to cancellation at the option of the purchaser without significant penalty. Our backlog may vary significantly from time to time depending upon the level of capacity available to satisfy unfilled orders. Accordingly, although useful for scheduling production, we do not believe that backlog as of any particular date is necessarily indicative of our 2007 results.

Competition

The markets for our products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. We compete primarily on the basis of product performance and design, reliability, quality, level of integration, delivery, price, customer support, reputation and the availability and breadth of product offerings. In each of the markets we serve, we compete primarily with other suppliers of high performance RF components. We also compete with current and potential communications equipment manufacturers who manufacture RF components internally. We expect increased competition from existing competitors and from a number of companies that may enter the RF component market, as well as future competition from companies that may offer new or emerging technologies. Some of our competitors are large public companies that have significantly greater financial, technical, marketing and other resources than us. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products. Furthermore, those of our competitors that have large market capitalization or cash reserves may be better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. In addition, competitors may develop technologies that more effectively address our markets with products that offer enhanced features, lower power requirements or lower cost. Increased competition could result in pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations.

Business Combinations

We have completed two acquisitions in connection with the implementation of our business strategy to acquire and develop new and complementary technologies.

On January 28, 2005 we completed our acquisition of Telenexus, Inc. pursuant to an Agreement and Plan of Merger, dated January 19, 2005, by and between us, WJ Newco, LLC (the “WJ Sub”), Telenexus and Richard J. Swanson, Wilfred K. Lau, David Fried, Kurt Christensen and Mark Sutton. Telenexus was merged with and into the WJ Sub effective on January 29, 2005. The WJ Sub was the survivor in the merger and is our wholly owned subsidiary. Telenexus designs, develops, manufactures and markets radio frequency identification reader products for a broad range of industries and markets. By virtue of the merger, we purchased through the WJ Sub all of the assets necessary for the conduct of the RFID business of Telenexus, consisting primarily of, and including, but not limited to RFID modules, baseband processing algorithm technology, applications software and realizations of several reader product designs. The consideration we paid on the closing date in connection with the merger consisted of cash in the amount of $3.0 million, which was paid out of our cash reserves on the closing date, and 2,333,333 shares of our common stock valued at $8.2 million at the closing date. Including acquisition costs of $230,000, the aggregate purchase price for the net assets of Telenexus totaled $11.4 million.

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

Our former Scotts Valley and Palo Alto sites have significant environmental liabilities for which in July 1999 we entered into and funded fixed price remediation contracts and obtained cost overrun and unknown pollution conditions insurance coverage. There can be no assurance that this insurance will be sufficient to cover all liabilities related to these two sites.

The Scotts Valley site is a federal Superfund site. Chlorinated solvent and other contamination was identified at the site in the early 1980s, and by the late 1980s we had installed a groundwater extraction and treatment system. In 1991, we entered into a consent decree with the United States Environmental Protection Agency providing for remediation of the site. In July 1999, we signed a remediation agreement with an environmental consulting firm, ARCADIS Geraghty & Miller. Pursuant to this remediation agreement, we paid $3.0 million in exchange for which ARCADIS agreed to perform the work necessary to assure satisfactory completion of our obligations under the consent decree. The agreement also contains a cost overrun guaranty from ARCADIS up to a total project cost of $15.0 million. In addition, the agreement included procurement of a ten-year, claims-made insurance policy to cover overruns of up to $10.0 million from Reliance Insurance Company, along with a ten-year, claims-made $10.0 million policy to cover various unknown pollution conditions at the site.

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

We have not recorded operating income since 1999, and we may not be able to achieve revenue or earnings growth or obtain sufficient revenue to sustain profitability. In 2006 our sales were $48.8 million and we incurred an operating loss of $10.8 million compared to sales of $31.6 million and an operating loss of $22.1 million for 2005. In addition, our sales for 2004 were $32.3 million and we incurred an operating loss of  $17.3 million. Our accumulated deficit was $182.6 million at December 31, 2006.

We expect that reduced end-customer demand would, and other factors could, adversely affect our operating results in the near term, and we anticipate incurring additional losses in the future. Other factors that could negatively impact our results include, but are not limited to:

•       production overcapacity in the industry, which could reduce the price of our products adversely affecting our sales and margins;

•       rescheduling, reduction or cancellation of significant customer orders, which could cause us to lose sales that we had anticipated;

•       loss of a key customer;

•       the ability of our customers to manage their inventories, which if not properly managed could cause our customers to reschedule, reduce or cancel significant orders or return our products; and

•       political and economic instability, foreign conflicts involving or the impact of regional and global infectious illnesses (such as outbreaks of SARS and bird flu) in the countries of our vendors, manufacturers, subcontractors and customers, particularly in the countries of China, South Korea, Malaysia, Thailand and the Philippines.

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

Richardson Electronics, Ltd. is the worldwide distributor of our RF semiconductor products. Richardson Electronics, Ltd. is our largest customer and represents 44%, 45% and 52% of sales in 2006, 2005 and 2004, respectively. We cannot assure you that this relationship will improve sales of our products or that it is the most effective method of distribution. If Richardson Electronics, Ltd. fails to successfully market and sell our products, our sales could materially decline. Our agreement with this distributor does not require it to purchase our products and is terminable at any time. If this distribution relationship is discontinued, our sales could decline significantly.

We depend upon a small number of customers that account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a reduction of sales.

We depend on a small number of customers for a majority of our sales. We currently have two customers which each account for more than 10% of our sales and in aggregate accounted for 60%, 58%, and 63% of our sales in 2006, 2005, and 2004 respectively. This concentration exposes us to significant risk if either customer was to reduce their level of business with us.

In addition, most of our sales result from purchase orders or from contracts that can be cancelled on short-term notice. Moreover, it is possible that our customers may develop their own products internally or purchase products from our competitors. Also, events that impact our customers, for example wireless carrier consolidation, can adversely affect our sales. We expect that a few key customers will continue to account for a substantial portion of our revenue in 2007. The loss of, or a reduction in orders from, a significant customer for any reason could cause our sales to decrease.

A majority of our sales are to customers outside of the United States and there are inherent risks associated with sales to our foreign customers.

We sell a significant portion of our product to customers outside of the United States. Sales to customers outside of the United States accounted for approximately 52%, 44% and 35% of our sales in 2006, 2005 and 2004, respectively. Most of our foreign sales are to customers located in China. We expect that sales to customers outside of the United States will continue to account for a significant portion of our sales. Although all of our foreign sales are denominated in U.S. dollars, such sales are subject to certain risks, including, among others, changes in regulatory requirements, the imposition of tariffs and other trade barriers, the existence of political, legal and economic instability in foreign markets, language and cultural barriers, seasonal reductions in business activities, our ability to receive timely payment and collect our accounts receivable, difficulties in protecting intellectual property rights, currency fluctuations, and potentially adverse tax consequences, which could adversely affect our business and financial results.

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

On October 30, 2006, our Board of Directors committed us to a restructuring plan to close and exit our Milpitas fabrication facility during the first quarter of 2007. The Milpitas fabrication facility produced a substantial portion of our semiconductor product revenue. Our second source for wafers is Global Communication Semiconductors, Inc., our foundry partner who will become our sole source as a result of the fab closure.

If the operations of our foundry partner should be disrupted, or if they should choose not to devote capacity to our products in a timely manner, our business could be adversely impacted, as we might be unable to manufacture some of our products on a timely basis. In addition, the cyclicality of the semiconductor industry has periodically resulted in disruption of supply. We may not be able to find sufficient capacity at a reasonable price or at all if such disruptions occur. As a result, we face significant risks, including:

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

We occasionally receive communications from third parties alleging infringement of patent and other intellectual property rights. While we are not subject to any current claims that we believe could be material, there can be no assurance that material claims will not arise in the future. While all of our revenue is derived from products containing our proprietary intellectual property, approximately 7% and 9% of our revenue for 2006 and 2005, respectively, was derived from newly developed technologies which could have a higher risk of infringement claims. We intend to vigorously protect our proprietary intellectual property rights with respect to all of our products. However, we cannot assure you that claims can be amicably disposed of, and it is possible that litigation could ensue. Litigation could result in substantial costs to us and diversion of our resources. If we fail to obtain a necessary license or if we do not prevail in patent or other intellectual property litigation, we could be required to discontinue selling the affected products, to seek to develop non-infringing technologies, which may not be feasible, and to pay monetary damages, any of which could harm our business.

Our quarterly operating results may fluctuate significantly. As a result, we may fail to meet the expectations of securities analysts and investors, which could cause our stock price to decline.

Our quarterly revenues and operating results have fluctuated significantly in the past and are expected to vary from quarter to quarter due to a number of the factors described in this “Risk Factors” section and in our public filings, many of which are not within our control. If our operating results do not meet our publicly stated guidance or the expectations of securities analysts or investors, our stock price may decline. For example, during our third quarter 2006 earnings call we provided lower forward guidance and in mid December we pre-announced lower expectations for the fourth quarter of 2006. Subsequent to such announcements, the trading price of our common stock declined significantly.

If we are unable to develop and introduce new RF products successfully and in a cost-effective and timely manner or to achieve market acceptance of our new semiconductors, our operating results would be adversely affected.

The future success of our business depends on our ability to develop new RF products for existing and new markets, introduce these products in a cost-effective and timely manner and convince leading equipment manufacturers to select these products for design into their own new products. Our quarterly results in the past have been, and are expected in the future to continue to be, dependent on the introduction of new products and the timely completion and delivery of those products to customers. The development of new semiconductor devices is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products and lower than anticipated manufacturing yields in the early production of such products. Our ability to develop and deliver new semiconductor products successfully will depend on various factors, including our ability to:

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

Our new products generally are incorporated into our customers’ products at the design stage. We often incur significant expenditures for the development of a new product without any assurance that an equipment manufacturer will select our product for design into its own product. The value of our semiconductors largely depends on the commercial success of our customers’ products. We cannot assure you that we will continue to achieve design wins or that equipment that incorporates our products will be commercially successful.

The amount and timing of revenue from newly designed RF products is often uncertain.

We announce from time to time new products and design wins for new and existing RF products. Achieving a design win with a customer does not create a binding commitment from that customer to purchase our products. Rather, a design win is solely an expression of interest by potential customers to purchase our products and is not supported by binding commitments of any nature. Accordingly, a customer may choose at any time to discontinue using our products in their designs or product development efforts. Even if our products are chosen to be incorporated into our customer’s products, we still may not realize significant revenues from that customer if their products are not commercially successful. A design win may not generate revenue if the customer’s product is rejected by their end market. Typically, most new products or design wins have very little impact on near-term revenue. It may take well over a year before a new product or design win generates revenue. Once a manufacturer of communications equipment has designed a supplier’s semiconductor into its products, the manufacturer may be reluctant to change its source of semiconductors due to the significant costs associated with qualifying a new supplier and potentially redesigning its product. Accordingly, our failure to achieve design wins with equipment manufacturers, which have chosen a competitor’s semiconductor, could create barriers to future sales opportunities with these manufacturers.

Our products typically have lengthy sales cycles and we may ultimately be unable to recover our investment in new products.

After we have developed and delivered a RF product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customer may need three to six months or longer to test, evaluate and adopt our products and an additional three to nine months or more to begin volume production of equipment that incorporates our products. In some cases, it may take significantly longer than three to nine months before customers commence volume production of equipment incorporating some of our products. Due to this lengthy sales cycle, we may experience significant delays from the time we increase our expenses for research and development, sales and marketing efforts and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our products to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. In addition, our business, financial condition and results of operations could be materially and adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products.

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

We must continue to make significant investments in research and development to develop product enhancements, new designs and technologies on a cost effective basis. If we are unable to develop and/or gain access to and introduce new products or enhancements in a timely and cost effective manner in response to changing market conditions or customer requirements, or if our new products do not achieve market acceptance, our sales could decline. Additionally, initial lower margins are typically experienced with new products under development.

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

If the wireless communications market fails to grow, or declines, our sales may not grow or may decline.

Our future growth depends on the success of the wireless communications market. The rate at which this markets will grow is difficult to predict. This market may fail to grow or decline for many reasons, including:

•       insufficient consumer demand for wireless products or services;

•       the inability of the various communications service providers to access adequate capital to build their networks;

•       inefficiency and poor performance of wireless communications compared to other forms of broadband access; and

•       real or perceived security or health risks associated with wireless communications.

If the markets for our products in wireless communications declines, fail to grow, or grows more slowly than we anticipate, the use of our products may be reduced and our sales could suffer.

If we or our outsourced manufacturers fail to accurately forecast component and material requirements, we could incur additional costs or experience product delays.

We use rolling forecasts based on anticipated product orders to determine our component requirements. It is important that we accurately predict both the demand for our products and the lead times required to obtain the necessary products and/or components and materials. Lead times for components and materials that we, or our outsourced manufacturers, order can vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. Since we rely on outsourced manufacturers, many of these factors will be outside of our direct managerial control. For substantial increases in production levels, our outsourced manufacturers and some suppliers may need six months or more lead-time. As a result, we may be required to make financial commitments in the form of purchase commitments. We lack visibility into the finished goods inventories of our customers and the end-users. This lack of visibility impacts our ability to accurately forecast our requirements. If we overestimate our component, material and outsourced manufactured requirements, we may have excess inventory, which would increase our costs. An additional risk for potential excess inventory results from our volume purchase commitments with certain material suppliers, which can only be reduced in certain circumstances. Additionally, if we underestimate our component, material, and outsourced manufacturing requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our sales and profitability. We have incurred, and may in the future incur, charges related to excess and obsolete inventory. These charges amounted to approximately $1.6 million, $1.0 million and $670,000 in 2006, 2005 and 2004, respectively. While these charges may be partially offset by subsequent sales of previously written-down inventory, there can be no assurance that any such sales will be significant. As we broaden our product lines we must outsource the manufacturing of or purchase a wider variety of components. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility of customer acceptance and potential competition. Both of these factors will contribute a higher level of inventory risk in our near future.

We depend on outsourced manufacturers and single or limited source suppliers which makes us susceptible to shortages or price fluctuations that could adversely affect our operating results.

We currently purchase several key components and materials used in our products from single or limited source suppliers. These products amounted to 7%, 15% and 5% of our revenue in 2006, 2005 and 2004, respectively. Although we do not currently have any suppliers that are material to our business in 2006, we would expect our primary wafer foundry partner in 2007 would be material. In the event one of our sole source suppliers or outsourced manufacturers are unable to deliver us products or unwilling to sell us components or materials, it could harm our business. It could take us as long as six to twelve months to replace our single or limited source suppliers and there can be no assurance that we would be successful. Additionally, we or our outsourced manufacturers may fail to obtain required products and components in a timely manner in the future. We may also experience difficulty identifying alternative sources of supply for the components used in our products or products we obtain through outsourcing. We would experience delays if we were required to test and evaluate products of potential alternative suppliers or products we obtain through outsourcing. Furthermore, financial or other difficulties faced by our outsourced manufacturers, or suppliers or significant changes in demand for the components or materials they use in the products and/or supply to us could limit the availability of those products, components or materials to us. Thus far we have not experienced any material delays related to such suppliers, but we cannot assure you that this will continue to be the situation.

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

Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales, and marketing personnel. If we fail to attract, integrate and retain the necessary personnel, our ability to maintain and build our business could suffer significantly.

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

Our purchase agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, the limitation of liability provision contained in these agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. Although we maintain insurance to protect against claims associated with the use of our products, our insurance coverage may not adequately cover all claims asserted against us. In addition, even ultimately unsuccessful claims could result in costly litigation, divert our management’s time and resources and damage our customer relationships.

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

We expect to continue to rely on vendors, manufacturers and subcontractors located in China, Malaysia, Thailand, Taiwan and the Philippines. Additionally, we utilize vendors located in such countries in our semiconductor business to source gallium arsenide (“GaAs”) wafers as raw material in our semiconductor fabrication, to fabricate certain products, to assemble certain products and to package the majority of our semiconductor die in plastic. Accordingly, we will be subject to risks and challenges such as:

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

We may not be able to successfully integrate the businesses we may acquire in the future, which could harm our business, financial condition and results of operations.

Our strategy includes the potential to acquire technology and products through acquisitions to address our target markets in addition to our internally developed technologies. Integrating completed acquisitions into our existing operations involves numerous risks including the following:

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

Effective internal controls required under Section 404 of the Sarbanes-Oxley Act of 2002 are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our business, reputation and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example,  “material weaknesses” were identified in our quarter ended December 31, 2005, October 1, 2006, and December 31, 2006 which means that there was “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” During these periods, the finance team experienced a high rate of turnover and partially due to the turnover, has been understaffed and had limited training in the Company’s processes and procedures. During the second half of 2006, we substantially hired a new finance team with an expectation to complete the hiring during the first half of 2007. During this period and until we can complete the staffing and training of the finance team, we have a higher risk of deficiencies in our financial reporting. We cannot be certain that the measures we have taken or intend to take will ensure that we maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls or difficulties encountered in their implementation could subject us to regulatory sanctions, harm our business and operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also harm our reputation and cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

On October 30, 2006, our Board of Directors committed us to a restructuring plan to close and exit our Milpitas fabrication facility during the first quarter of 2007. The Milpitas fabrication facility currently produces a substantial portion of our gallium arsenide semiconductor products. Our lease of the fabrication facility expired on November 14, 2006 and in accordance with the terms of the lease we are holding over, whereby the lease converts to a month-to-month lease, until the closure is complete. We plan to produce additional wafer inventory at the fabrication facility until closure. During this holdover period, we are at risk for termination of our use of the facility before such time as we complete our closing and exiting of the fabrication facility. If this should occur, we might not have enough additional wafer inventory to buffer any delayed qualifications from customers or ramp-up issues with Global Communication Semiconductors, Inc.

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

Risks Related to Our Stock

Sales of substantial amounts of our common stock by our largest shareholder could adversely affect the market price of our common stock.

We registered for resale up to 25,492,044 shares of common stock by Fox Paine Capital Fund, L.P., FPC Investors, LP, WJ Coinvestment Fund I, LLC, WJ Coinvestment Fund III, LLC and WJ Coinvestment Fund IV, LLC (together the “Fox Paine Entities”) pursuant to an agreement providing for registration rights. The Fox Paine Entities are collectively our largest stockholder. As of December 31, 2006, the Fox Paine Entities beneficially owned 38% of our common stock which represents approximately 25.5 million of our 67.3 million outstanding shares of common stock. Our stock is not heavily traded and our stock prices can fluctuate significantly. As such, sales of substantial amounts of our common stock into the public market by the Fox Paine Entities or perceptions that significant sales could occur, could adversely affect the market price of our common stock.

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

In addition to the adverse effect a price decline would have on holders of our common stock, a price decline in our common stock could impede our ability to raise capital through the issuance of additional shares of common stock or other equity or convertible debt securities. A price decline in our common stock below the Nasdaq minimum bid requirements due to substantial sales of our common stock could result in our common stock being delisted from the Nasdaq Global Market. Delisting could in turn reduce the liquidity of our common stock and inhibit or preclude our ability to raise capital.

If our common stock ceases to be listed for trading on the NASDAQ Global Market, it may harm our stock price and make it more difficult to sell shares.

Our common stock is listed on the NASDAQ Global Market and their marketplace rules for continued listing require, among other things, that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days. In late October 2005, the bid price for our common stock was below $1.00 per share for 5 consecutive trading days and in April 2003 the bid price for our common stock was below $1.00 per share for 30 consecutive trading days. More recently our stock price was below $1.50 per share on most trading days in the first quarter of 2007. Although we have been able to regain compliance in the past, because of the volatility in our common stock price, there can be no assurance that we will be able to maintain compliance in the future. If, in the future, our minimum bid price is again below $1.00 for 30 consecutive trading days, under the current NASDAQ Global Market rules we will have a period of 180 days to attain compliance by meeting the minimum bid price requirement for 10 consecutive days during the compliance period.

If our common stock ceases to be listed for trading on the NASDAQ Global Market, we expect that our common stock would be traded on the NASD’s Over-the-Counter Bulletin Board (OTC-BB) unless NASDAQ grants an additional grace period for transfer to the NASDAQ Capital Market (formerly known as the NASDAQ SmallCap Market), which also has a similar $1.00 minimum bid requirement. In addition, our stock could then potentially be subject to the Securities and Exchange Commission’s “penny stock” rules, which place additional disclosure requirements on broker-dealers. These additional disclosure requirements may harm your ability to sell shares if it causes a decline in the ability or willingness of broker-dealers to sell our common stock. We also expect that the level of trading activity of our common stock would decline if it is no longer listed on the NASDAQ Global Market or NASDAQ Capital Market. As such, if our common stock ceases to be listed for trading on the NASDAQ Global Market or NASDAQ Capital Market for any reason, it may harm our stock price, increase the volatility of our stock price and make it more difficult to sell your shares of our common stock.

Our largest stockholder has the ability to take action that may adversely affect our business, our stock price and our ability to raise capital.

As of December 31, 2006, Fox Paine & Company, LLC (“Fox Paine”) is the indirect beneficial owner of 38% of our outstanding share capital. As a result, Fox Paine has and will continue to have significant influence over the outcome of matters requiring stockholder approval, including:

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

Fox Paine’s significant ownership interest could also subject us to a class action lawsuit, which could result in substantial costs and divert our management’s attention and financial resources from more productive uses. Fox Paine, on September 18, 2002, made a proposal to acquire all of the shares held by unaffiliated stockholders, which was subsequently withdrawn on March 27, 2003. Prior to Fox Paine’s withdrawal of such proposal, four lawsuits, three of which were purported class action lawsuits, were filed against us and Fox Paine in connection with such proposal. Among other things, these lawsuits sought an injunction against the consummation of the proposal and an award of unspecified compensatory damages. These lawsuits were voluntarily dismissed after Fox Paine’s withdrawal of such proposal without any consideration being required to be paid to the plaintiff’s and each party was obligated to bear its own attorney’s fees, costs and expenses. We can make no assurance, however, that Fox Paine will not at some point in the future make another proposal regarding us and, if so, what the terms and outcome of such proposal might be. If Fox Paine were in the future to make a proposal involving us then, depending on the terms of such proposal, the resulting transaction could result in litigation, which could adversely affect our business or our stock price.

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

Our stock price is highly volatile.

The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering in August 2000, through December 31, 2006, our common stock has traded at prices as low as $0.560 and as high as $59.875 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

In addition, the market prices of securities on the NASDAQ Global Market and that of our customers and competitors have been especially volatile. This volatility has significantly affected the market prices of securities for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. If we were the object of a securities class action litigation, it could result in substantial losses and divert management’s attention and resources from other matters.

We do not expect to pay any dividends for the foreseeable future.

Although we had cash, cash equivalents and short-term investments of approximately $25.4 million at December 31, 2006, we do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not invest in our common stock.

The resale of substantial amounts of our common stock that we issue in acquisitions could harm our stock price.

We have in the past, and may in the future, issue shares of our common stock in connection with acquisitions. To date, we have issued an aggregate of 2,442,882 shares of our common stock in connection with the EiC and Telenexus acquisitions. An additional 2,540,323 shares could have been issued under the EiC Agreement if earn-out targets had been met. Since our stock is not heavily traded and our stock prices can fluctuate significantly, the resale of a substantial number of shares issued in connection with acquisitions could harm our stock price.

Item 1b. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

We have three leased sites:  a building in Milpitas, California with over 35,000 square feet,  (our lease of this facility expired on November 14, 2006 and in accordance with the terms of the lease we are holding over, whereby the lease converted to a month-to-month lease, until the fab closure is complete), two buildings in San Jose, California totaling over 124,000 square feet and leased space in Richardson, Texas for 10,754 square feet. The San Jose facility consists of two buildings: a larger building of approximately 82,000 square feet, which has a remaining lease term of approximately 4 years and a smaller building of approximately 42,000 square feet, which has a remaining lease term of approximately 3.5 years. The Fremont facility we acquired as a part of the EiC transaction in June 2004 was shut down during the first quarter of 2005 after we relocated the manufacturing capacity and associated personnel to our facility in Milpitas and completed our obligations under this sublease agreement.

In September 2001, we decided to abandon the smaller building at our San Jose facility based on revised anticipated demand for our products and market conditions and as of December 31, 2006, we have signed three tenants to cover approximately 100% of such excess leased space. In September 2002, we decided to abandon a portion of the larger building at our San Jose facility based on revised anticipated demand for our products and market conditions. This excess space is located on the first floor of our current corporate headquarters and originally housed a portion of our optics and integrated assemblies manufacturing operations. We are actively seeking tenants to occupy the excess leased space.

We believe that our present facilities are in good condition and suitable for our operations. We also believe that we have excess capacity, which more than meets our anticipated requirements for the foreseeable future.

Item 3. LEGAL PROCEEDINGS

From time to time we are involved in litigation, regulatory proceedings and claims that are incidental to the conduct of our business in the ordinary course. While we currently believe that any adverse outcome of such matters would not materially affect our business or financial condition, there can be no assurance that this will ultimately be the case.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of 2006.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is listed on the NASDAQ Global Market and traded under the symbol “WJCI”. Prior to July 1, 2006, this market was called the NASDAQ National Market. The following table sets forth, for the periods indicated the high and low sales prices as reported on the NASDAQ Global Market for WJ Communications, Inc. common stock.

	High	Low
First Quarter (through April 3, 2005)	$3.68	$2.18
Second Quarter (through July 3, 2005)	$2.45	$1.68
Third Quarter (through October 2, 2005)	$1.87	$1.18
Fourth Quarter (through December 31, 2005)	$1.95	$0.88
First Quarter (through April 2, 2006)	$2.57	$1.58
Second Quarter (through July 2, 2006)	$3.10	$1.40
Third Quarter (through October 1, 2006)	$2.17	$1.29
Fourth Quarter (through December 31, 2006)	$2.43	$1.38

As of December 31, 2006, there were approximately 253 stockholders of record of our common stock according to our transfer agent.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock in the fourth quarter of 2006.

Dividend Policy

We did not pay any dividends in 2006 and 2005. We do not intend to pay cash dividends on our common stock for the foreseeable future. Instead, we intend to retain all earnings for use in the operation and expansion of our business. Our board of directors will make any future determination of the payment of dividends based upon various factors then existing, including, but not limited to, our financial condition, operating results and current and anticipated cash needs. In addition, covenants in our revolving credit facility limit our ability to declare and pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

We did not sell any of our securities that were not registered under the Securities Act during 2006 that were not otherwise previously reported by us on Form 8-K or Form 10-Q.

Equity Compensation Plan Information

Equity Compensation Table.   The following table sets forth information as of December 31, 2006, with respect WJ Communication’s equity compensation plans.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options and Rights		Weighted-Average Exercise Price of Outstanding Options	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity Compensation Plans Approved by Stockholders(1)	7,246,125	(2)	$1.33	4,215,459	(3)
Equity Compensation Plans Not Approved by Stockholders(4)	1,642,155		$1.72	304,972

(1)          The equity compensation plans approved by stockholders are the 2000 Stock Incentive Plan and the amended and restated 2000 Non-Employee Director Stock Compensation Plan.

(2)          Of these shares 366,000 options were outstanding under the amended and restated 2000 Non-Employee Director Stock Compensation Plan and 6,880,125 were outstanding under the 2000 Employee Stock Incentive Plan.

(3)          Of these shares 3,957,615 shares are available for issuance under the 2000 Stock Incentive Plan and 257,844 shares are available for issuance under the amended and restated 2000 Non-Employee Director Plan.

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

Item 6.        SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The statements of operations data for the years ended December 31, 2006, 2005 and 2004 and the selected balance sheet data as of December 31, 2006 and 2005 are derived from our audited consolidated financial statements which are included elsewhere in this annual report on Form 10-K. The statements of operations data for the years ended December 31, 2003 and 2002 and the selected consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our audited consolidated financial statements which are not included in this annual report on Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Sales, net	$48,779	$31,597	$32,336	$26,565	$40,156
Cost of goods sold	23,704	16,906	15,278	15,495	28,892
Gross profit	25,075	14,691	17,058	11,070	11,264
Operating expenses:
Research and development	18,329	18,070	17,238	16,882	17,882
Selling and administrative	17,869	15,295	12,503	10,251	11,167
Acquired in-process research and development(1)	—	3,400	8,500	—	—
Recapitalization merger(2)	—	—	—	680	509
Restructuring charges (reversals)(3)	(286)	—	(3,845)	(54)	34,233
Total operating expenses	35,912	36,765	34,396	27,759	63,791
Loss from operations	(10,837)	(22,074)	(17,338)	(16,689)	(52,527)
Interest income	1,241	1,048	682	755	1,218
Interest expense	(83)	(96)	(104)	(117)	(142)
Other income—net	(91)	14	5	1,094	16
Loss before income taxes	(9,770)	(21,108)	(16,755)	(14,957)	(51,435)
Income tax benefit	(1,366)	(120)	(7,674)	(647)	—
Net loss	$(8,404)	$(20,988)	$(9,081)	$(14,310)	$(51,435)
Basic and diluted net loss per share	$(0.13)	$(0.33)	$(0.15)	$(0.25)	$(0.91)
Shares used to calculate loss from continuing operations per share—basic and diluted	66,408	64,162	60,397	56,835	56,291

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,024	$14,169	$24,392	$10,900	$43,524
Short-term investments	8,399	16,052	18,732	49,232	21,221
Working capital	22,969	28,362	46,724	58,748	71,431
Total assets	53,233	61,644	69,733	79,820	95,548
Total stockholders’ equity	26,922	31,117	41,297	36,239	49,618

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

3)               The 2006 restructuring benefit relates to a severance accrual of approximately $174,000 in connection with the Milpitas fab shutdown offset by reversals of restructuring accruals of approximately $460,000. For further discussion of our restructuring charges, see Note 12 to the consolidated financial statements included elsewhere in this Form 10-K.

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

Overview

We are a radio frequency (“RF”) semiconductor company providing RF product solutions worldwide to communications equipment companies. We design, develop and manufacture innovative, high performance products for both current and next generation wireless and cable networks, and RF identification (“RFID”) systems. Our RF product solutions are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which address the radio frequency challenges of these various systems. We currently generate the majority of our revenue from our products utilized in wireless networks. Revenue from our products used in RF identification systems represents a less significant portion of our current revenue however we believe they represent one of our future growth opportunities. The RF challenge is to create product designs that function within the unique parameters of different wireless system architectures. Our solution is comprised of design expertise, advanced device technology and manufacturability. Our communications products are used by telecommunication equipment manufacturers supporting and facilitating mobile communications, enhanced voice services, data and image transport. Our objective is to be the leading supplier of innovative RF semiconductors products.

During the fourth quarter of 2006, we announced our decision to cease internal wafer manufacturing in early 2007 and to adopt the fabless semiconductor business model. The fabless semiconductor model is more cost effective than having our own facility due to our limited volumes and the cost of developing and supporting our process technologies. There is a viable commercial wafer foundry market which we plan to access for the production of our wafers and we may enter into limited process development activities with some of these vendors to further optimize the processes and our products.

In 2004 and 2005 we augmented our technology base and design capabilities with two acquisitions. On January 28, 2005 we completed our acquisition of Telenexus, Inc. (“Telenexus”). We believe the addition of Telenexus’ RFID products and technology will allow us to continue to enhance our RFID reader offerings to further capitalize on the market opportunity. On June 18, 2004, we completed our acquisition of the wireless infrastructure business and associated assets from EiC Corporation, a California corporation and EiC Enterprises Limited (together “EiC”). We believe that the addition of EiC’s technical expertise further enhances WJ’s strategy of offering customers what we believe to be industry leading products for the wireless infrastructure market.

WJ Communications, Inc. (formerly Watkins Johnson Company, “we”, “us”, “our” or the “Company”) was formed after a recapitalization merger with Fox Paine on January 31, 2000. We were originally incorporated in California and reincorporated in Delaware in August 2000.

Our principal executive offices are located at 401 River Oaks Parkway, San Jose, California 95134, and our telephone number at that location is (408) 577-6200. Our Internet address is www.wj.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or SEC, filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The information contained on our website is not intended to be part of this report. Our common stock is listed on the Nasdaq Global Market and traded under the symbol “WJCI”.

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

A majority of our sales in 2006 were to customers outside of the United States. Sales to customers outside of the United States accounted for approximately 52%, 44% and 35% of our sales in 2006, 2005 and 2004, respectively. Most of our foreign sales were to customers located in China.

We depend on a small number of customers for a majority of our sales. Sales to our customers, which individually account for more than 10% of our total annual sales were, in aggregate, 60%, 58% and 63% of our sales in December 31, 2006, 2005 and 2004, respectively. We have diversified our customer base over the last few years and intend to further diversify our customer base and product offering in the future. However, we anticipate that we will continue to sell a majority of our products to a relatively small group of customers.

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

Cost of Goods Sold

Our cost of goods sold consists primarily of direct and indirect costs to produce our products and any write-downs for excess or obsolete product that we do not believe we will be able to sell.

We recognize cost of goods sold upon recognition of revenue. We recognize losses on contracts, including purchase order commitments, when identified. We have not recognized such losses during 2006, 2005 or 2004.

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

Effective for our second quarter ended July 3, 2005, we changed the application of our revenue recognition policy regarding our distributors. We had previously recognized revenue upon shipment to our distributors less estimated reserves for distributor right of return, authorized price reductions for specific end-customer sales opportunities and price protection based on known events and historical trends. Effective for our second quarter ended July 3, 2005, we recognize revenue from our distribution channels when our distributors have sold the product to the end customer. Historically, we have received stock rotation requests from our distributors that were within the amounts estimated and contractually allowed with only one exception of an insignificant amount. However, the request for stock rotation during our second quarter ended July 3, 2005 was higher than the amount contractually allowed. Our management, with the concurrence of our Audit Committee, believed the increasing percentage of our new product introductions makes it likely that stock rotation reserves will continue to be difficult to estimate based on historical patterns and contractual provisions. Based on this change in facts and circumstances and our management’s future expectations, we believed that we could no longer reasonably estimate the amount of future returns from our distributors as of July 3, 2005. Accordingly, beginning in our second quarter of 2005, recognition of revenue and associated cost of sales on shipments to distributors is deferred until the resale to the end customer. This change in application resulted in a $4.1 million revenue deferral in our second quarter of 2005. Although revenue is deferred until resale, title of products sold to distributors transfers upon shipment. Accordingly, shipments to distributors are reflected in the consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment. Deferred revenue and the corresponding cost of sales on shipments to distributors are reflected in the consolidated balance sheet on a net basis as “Deferred margin on distributor inventory.”  For further discussion, see Note 2 to the consolidated financial statements included elsewhere in this Form 10-K.

Through the quarter ended April 3, 2005, revenues from our distributors were recognized upon shipment based on the following factors:  our sales price was fixed or determinable by contract at the time of shipment, payment terms were fixed at shipment and were consistent with terms granted to other customers, the distributor had full risk of physical loss, the distributor had separate economic substance, we had no obligation with respect to the resale of the distributor’s inventory, and we believed we could reasonably estimate the potential returns from our distributor based on their history and our visibility in the distributor’s success with its products and into the market place in general. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 48 “Revenue Recognition When Right of Return Exists”, we accrued a reserve based on our reasonable estimate of future returns based on historical trends and contractual limitations. As of April 3, 2005, our distributor stock rotation reserve was $178,000.

Beginning in September 2003, we entered into a program where the distributor would receive a credit if it sold specific product at a reduced price to specific end-customers pre-authorized by us. We maintain a log of all such pre-authorized price reductions which we accrue as a reduction to revenue in the period that the pre-authorization occurs per issue 4 of EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  Through the quarter ended April 3, 2005, the Ship & Debit Allowance was offset solely by an offset to revenue. Since we began recognizing revenue from our distribution channels only when our distributors have sold the product to the end customer, the Ship & Debit allowance will offset revenue only when the products with pre-authorized price reductions have shipped to the end-customer otherwise it will offset “Deferred margin on distributor inventory.” As of December 31, 2006 and 2005 our Ship & Debit Allowance was $249,000 and $34,000, respectively.

If we reduce the prices of our products as negotiated with the distributor, the distributor may receive a credit for the difference between the price paid by the distributor and the reduced price on applicable unsold products remaining in the distributor’s inventory on the effective date of the price reduction assuming that inventory is less than 24 months old as determined by the original invoice date. When we recognized revenue upon shipment to our distributors, we reserved for distributor price protection per issue 4 of EITF 01-9 based on specific identification of our initiated price reductions and the associated reported distributor inventory. There were no such price reductions in the years ended December 31, 2006, 2005 or 2004.

We may enter into contracts to perform research and development for others meeting the requirements of Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”. Revenue under these development agreements is recognized when applicable contractual non-refundable milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion accounting method based on the actual physical completion of work performed and the ratio of costs incurred to total estimated costs to complete the contract in accordance with Accounting Research Bulletin 45 “Long-Term Construction Type Contracts” using the relevant guidance in the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. For contracts including significant software development efforts, the provisions of SOP 97-2 “Software Revenue Recognition” are also followed. Given the duration and nature of these development contracts, we believe that recognizing revenue under the percentage completion method best represents the legal and economic results of contract performance on a timely basis. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. These development contracts with customers have enabled us to accelerate our own product development efforts. Such development revenues have only partially funded our product development activities, and we generally retain ownership of the products developed under these arrangements. As a result, we classify all development costs related to these contracts as research and development expenses. The achievement of contractual milestones is evidenced by written documentation provided by the customer in accordance with the applicable terms and conditions of each contract. In any period, progress on the contract is based on input measures (direct labor dollars, direct material costs and direct outside processing costs) in the ratio of costs incurred to total estimated costs. Estimated costs to complete are provided by engineering personnel directly involved in the development program and are reviewed by management and finance personnel for reasonableness given the known facts and circumstances. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on our results of operations. If we bill the customer prior to performing services under the development agreement, the amounts are recorded as deferred revenue. Our balance of deferred revenue was $424,000 and nil at December 31, 2006 and December 31, 2005, respectively.

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

We use the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We estimate the expected term of options granted by reviewing annual historical employee exercise behavior of option grants with similar vesting periods and the expected life assumptions of semiconductor peer companies. Our estimate of pre-vesting option forfeitures is based on historical pre-vest termination rates and those of semiconductor peer companies and we record stock-based compensation expense only for those awards that are expected to vest. We considered (along with our own actual experience) the forfeiture rates of semiconductor peer companies due to our lack of extensive history. Our volatility assumption is forecasted based on our historical volatility over the expected term. We base the risk-free interest rate that we use in the option-pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option-pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating loss, net loss and net loss per share. In addition, we have issued options, restricted stock and performance accelerated restricted stock units whose vesting is based on the achievement of specified performance targets. Stock-based compensation expense for these awards is recognized when achievement of the performance targets is probable, except for the performance accelerated restricted stock units where stock based compensation expense is recognized both on a graded vesting basis and when achievement of the performance targets is probable. As a result of the unpredictability of the vesting of the performance-based options, restricted stock and performance accelerated restricted stock units, our stock-based compensation expense is subject to fluctuation. The guidance in SFAS 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

See Notes 2 and 8 to the condensed consolidated financial statements for further information regarding the SFAS 123R disclosures.

Write-down of Excess and Obsolete Inventory

We write down our inventory for estimated obsolete or unmarketable inventory for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Management specifically identifies obsolete products and analyzes historical usage, forecasted production generally based on a rolling twelve-month demand forecast, current economic trends and historical write-offs when evaluating the valuation of our inventory. Due to rapidly changing customer forecasts and orders, additional write-downs of excess or obsolete inventory, while not currently expected, could be required in the future. Alternatively, the sale of previously written down inventory could result from unforeseen increases in customer demand.

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

Income Taxes

In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company has established certain reserves for various federal, state and international income tax exposures. The reserves represent our best estimate of the probable amount for our liability of income taxes, interest and penalties. The actual liability could differ significantly from the amount of the reserve, which could have a material effect on our results of operations. The tax benefit for the year ended December 31, 2006 of $1.4 million resulted from a revision of our estimated tax liability based on the statute of limitations expiration of certain estimated state tax exposures during 2006. As of December 31, 2006 the balance of the contingent income tax liability is $419,000.

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

Restructuring

During fiscal 2002 and 2001, we recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing our business. Such charges were established in accordance with the then applicable accounting standards: Emerging Issues Task Force Issue 94-3 (“EITF 94-3”) “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” These charges include abandoned leased properties comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and asset impairment charges on tenant improvements deemed no longer realizable. In determining these estimates, we make certain assumptions with regards to our ability to sublease the space and reflect offsetting assumed sublease income in line with our best estimate of current market conditions. Should there be a further significant change in market conditions, the ultimate losses on these could be higher and such amount could be material. Except for changes in the sublease estimates we have made from time to time, actual results to date have been consistent, in all material respects, with our assumptions at the time of the restructuring charges.

On October 30, 2006, the Company’s Board of Directors committed the Company to a restructuring plan to close and exit the Company’s Milpitas fabrication facility (“fab”) during the first quarter of 2007. The Milpitas fab produces some of the Company’s gallium arsenide semiconductor products and has substantial excess capacity. The Company’s lease of the fab expired on November 14, 2006 and in accordance with the terms of the lease the Company is continuing the lease on a month-to-month basis until the closure is complete. The 2006 restructuring benefit and reversals are established in accordance with the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.

The Company formed a strategic foundry relationship with Global Communication Semiconductors, Inc. (“GCS”) to second-source the manufacturing of its GaAs and InGaP HBT wafers and GCS will become the sole source for these products after closing of the Milpitas fab. The Company plans to produce additional wafer inventory from its Milpitas fab to be used as a buffer in the event of delayed qualifications from customers or ramp-up issues with GCS.

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

	Percentage of Sales
	Year Ended December 31,
	2006	2005	2004
Consolidated Statements of Operations Data:
Sales, net	100.0%	100.0%	100.0%
Cost of goods sold	48.6	53.5	47.2
Gross profit	51.4	46.5	52.8
Operating expenses:
Research and development	37.6	57.2	53.3
Selling and administrative	36.6	48.4	38.7
Acquired in-process research & development	—	10.7	26.3
Restructuring charge (reversals)	(0.6)	—	(11.9)
Total operating expenses	73.6	116.3	106.4
Loss from operations	(22.2)	(69.8)	(53.6)
Interest income	2.5	3.3	2.1
Interest expense	(0.1)	(0.3)	(0.3)
Other income—net	(0.2)	—	—
Loss before income taxes	(20.0)	(66.8)	(51.8)
Income tax benefit	2.8	0.4	23.7
Net loss	(17.2)%	(66.4)%	(28.1)%

Comparison of Years Ended December 31, 2006, 2005 and 2004

Sales

We recognized sales of  $48.8 million, $31.6 million and $32.3 million in 2006, 2005 and 2004, respectively. The increase in sales in 2006 is due to the substantial increase in demand for our products in the wireless infrastructure market particularly related to the growth of 3G systems. This increased demand was particularly strong in Asia where sales increased 69% and Europe where sales increased 209%. Part of the sales growth in Asia and Europe is attributable to our direct shipments to our distributor’s newly established overseas stocking hubs rather than shipping through the distributor’s stocking hub in the United States which gives us greater visibility to end customer demand. Over the comparable twelve-month periods, we have experienced an approximate 1% decrease in the mix weighted average selling price of our semiconductor products. Units shipped in 2006 increased to 23.9 million units from 17.0 million units in 2005.  Sales in the comparable period in 2005 were also impacted by the change in application of our revenue recognition policy regarding sales to our distributors resulting in a $4.1 million revenue deferral in our second quarter of 2005. For further discussion, see Note 2 to the condensed consolidated financial statements included elsewhere in this Form 10-K.

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

The increase in our semiconductor and radio frequency identification (“RFID”) sales in 2005 mitigated the declines in our wireless integrated assembly and fiber optic sales reflecting our strategic decision to focus our competitive advantage and dedicate our resources to the radio frequency (“RF”) semiconductor market

Based on the same trends, we currently believe that our revenue will be in the range of $52 million to $55 million for 2007.

Cost of Goods Sold

Our cost of goods sold for 2006 was $23.7 million, an increase of $6.8 million or 40% as compared with cost of goods sold of $16.9 million in 2005. Our cost of goods sold for 2005 increased by $1.6 million or 11% as compared with cost of goods sold of $15.3 million in 2004. As a percentage of sales, our cost of goods sold decreased to 49% in 2006 from 54% in 2005 which increased from 47% in 2004. The 2006 decrease in our cost of goods sold as a percentage of sales reflects a favorable change in our product sales mix to higher margin semiconductor products. This decrease was partially offset by inventory write-downs to reduce excess inventories to their estimated net realizable value amounting to $1.6 million for 2006. The majority of the excess inventory write-down related to a faster than anticipated industry transition to lead-free parts.  We also revised our depreciation estimates for certain equipment in the wafer fabrication facility resulting in increased depreciation of $337,000 in the fourth quarter over what the depreciation amount would have been. See note 12 to the consolidated financial statements for further information on our restructuring plan to close and exit our Milpitas fabrication facility in the first quarter of 2007. The 2005 increase in our cost of goods sold as a percentage of sales and in absolute dollars reflected an increase percentage of newer products in our product mix, which had not yet achieved the volumes, or yields of our more mature products

With our transition to a fabless semiconductor manufacturing model and as our cost saving initiatives are realized, we expect cost of goods sold will decrease as a percentage of sales on a full year basis, continuing the trend we demonstrated through 2006.

Research and Development

Our 2006 research and development expense was $18.3 million, an increase of $259,000 or 1% as compared with our research and development expense of $18.1 million for 2005. Our research and development for 2005 increased by $832,000 or 5% as compared with research and development expense of $17.2 million in 2004. The increase in research and development expense in 2006 is primarily related to stock compensation expense related to the adoption of SFAS 123R, additional effort on engineering development agreements, increased spending on design consulting services and engineering wafer processing at outside foundries and which was partially offset by a decrease in overall overhead. The increase in expense in 2005 is primarily related to the increased engineering staff and new product development efforts related to the products we acquired from Telenexus and increased spending on design consulting services which was largely offset by a decrease in overall overhead.

The increase in research and development expense as a percentage of sales from 2004 to 2005 reflects the factors noted above as well as the decrease in sales. We generate revenues from development contracts with customers that have enabled us to accelerate our own product development efforts. Such development revenues have only partially funded our product development activities, and we generally retain ownership of the products developed under these arrangements. As a result, we classify all development costs related to these contracts as research and development expenses. We recorded revenue of $770,000 and $832,000 under such development agreements in 2006 and 2005, respectively.

Product research and development is essential to our future success and we expect to continue making investments in new product development and engineering talent. In 2007 we will continue to focus our research efforts and resources on semiconductor development targeting multiple growth markets such as RF amplifiers, mixer and converters for wireless infrastructure, Base Station Power amplifiers, WiMAX and RFID. We will also explore process capabilities of third party foundries and develop products under new process technologies such as SiGe BiCMOS. We expect expenditures for new product development to increase although we expect a decrease in overall R&D expense during 2007 as a result of significantly reducing process development costs as we move towards a fabless semiconductor manufacturing model.

Selling and Administrative

Selling and administrative expense for 2006 was $17.9 million or 37% of sales, an increase of $2.6 million or 17% as compared with selling and administrative expense of $15.3 million or 48% of sales in 2005. During 2005 selling and administrative expense increased by $2.8 million or 22% as compared with selling and administrative expense of $12.5 million or 39% of sales in 2004. The increase in expense during 2006 resulted from $656,000 increase in stock compensation expense related to the adoption of SFAS 123R, $637,000 intangible asset write off related to our decision to cease the use of the Telenexus trademark and trade names intangible asset in favor of using the WJ Communications brand to market our RFID products, $102,000 increase in salaries and wages due to increases in staffing, $353,000 increase in bonus, a $386,000 increase in professional service fees, $253,000 increase in travel expenses due to increased focus on our customers, $219,000 increase in recruiting fees related to staffing, and partially offset by $448,000 decrease in severance payments to realign our workforce to our current objectives.

The increase in expense during 2005 related to a $1.2 million charge for a former CEO separation agreement, a $754,000 increase related to the acquired administrative operations of Telenexus, $445,000 of professional fees related to a potential strategic business combination which we decided not to consummate, a $412,000 increase in legal fees resulting from additional corporate governance requirements, a $646,000 charge related to severance and a $398,000 increase in external sales representatives commission due to the increase in semiconductor sales over the prior year’s period. These increased costs were partially offset by a $267,000 decrease in bonus expense and a $156,000 decrease in insurance premiums.

Acquired In-process Research and Development Expenses

During 2005, $3.4 million of the purchase price for the acquisition of Telenexus, Inc. was allocated to acquired in-process research and development expense (“IPRD”). Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and have no future alternative use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is minimal remaining risk relating to the development which these projects did not possess at the time of the acquisition. The value assigned to IPRD charge comprised the following projects:  multi-protocol readers ($1.3 million), Smart readers ($900,000) and Class 3 readers ($1.2 million). The value of these projects was determined by estimating the discounted net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project. As of December 31, 2006, these projects have been substantially completed within our estimated cost.

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

Restructuring Charges

On October 30, 2006, the Company committed to a restructuring plan to close and exit the Company’s Milpitas fabrication facility (“fab”) during the first quarter of 2007. The Milpitas fab produces a substantial portion of the Company’s gallium arsenide semiconductor products and has substantial excess capacity. The Company’s lease of the fab expired on November 14, 2006 and in accordance with the terms of the lease the Company is continuing the lease on a month-to-month basis until the closure is complete.

The Company formed a strategic foundry relationship with Global Communication Semiconductors, Inc. (“GCS”) to second-source the manufacturing of its GaAs and InGaP HBT wafers and GCS will become the sole source for these products after closing of the Milpitas fab. The Company plans to produce additional wafer inventory from its Milpitas fab to be used as a buffer in the event of delayed qualifications from customers or ramp-up issues with GCS.

During the fourth quarter of 2006, $174,000 was recognized related to employee severance under the Fourth Quarter 2006 Restructuring Plan, which was offset by reversals of restructuring accurals of approximately $460,000.

During 2004, we reversed the lease loss associated with our internal wafer fabrication facility (“fab”) and remaining severance accrual under the Third Quarter 2002 and Fourth Quarter 2002 Restructuring Plans due to our assessment and subsequent decision to not close our fab as we believed at that time that integrating the newly acquired fab from EiC with our pre-existing fab will offer the Company certain benefits over outsourcing the pre-existing fab. This reversal was partially offset by a net increase in the lease loss accrual for our other leased facilities based on reductions in sublease occupancy rates and a net increase in facility operating costs.

Interest Income

Interest income represents interest earned on cash equivalents and short-term available-for-sale investments. In 2006 our interest income was $1.2 million, an increase of $193,000 or 18% as compared with interest income of $1.0 million in 2005. This increase resulted from an increase in interest rates offsetting a decrease in average funds available for investment. Our interest income for 2005 of $1.0 million increased $366,000 or 54% as compared with interest income of $682,000 in 2004. This increase also resulted from an increase in interest rates offsetting a decrease in average funds available for investment.

Interest Expense

Interest expense for 2006 was $83,000, a decrease of $13,000 or 14% as compared with interest expense of $96,000 in 2005. Interest expense for 2005 was a decrease of $8,000 or 8% as compared with interest expense of $104,000 in 2004. Interest expense for all periods relates to fees associated with our revolving credit facility and outstanding letters of credit.

Income Tax Benefit

In 2006 we recorded a net tax benefit of $1.4 million resulting from a revision of our estimated tax liability based on the statute of limitations expiration of certain estimated state tax exposures during 2006.

The tax benefit for 2005 of $120,000 resulted as the statute of limitations had expired on certain estimated federal tax exposures. In 2004, we recorded a tax benefit of $7.7 million resulted from a revision of our estimated income tax contingency liability due to our receipt of the final assessment from the Internal Revenue Service related to the audit of the Company’s 1996 through 2000 tax returns. As of December 31, 2006, the balance of the contingent income tax liability was $419,000.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at December 31, 2006 were $25.4 million, a decrease of $4.8 million or 16% compared to the balance of $30.2 million at December 31, 2005.

On January 23, 2007, WJ Communications, Inc. (the “Company”) entered into a fifth amendment which extends the maturity date from January 21, 2007 to June 30, 2008 of its Amended and Restated Loan and Security Agreement (the “Credit Facility”) between Comerica Bank and the Company dated September 23, 2003 and as amended June 13, 2005, July 12, 2005, September 28, 2005, and December 27, 2005. Comerica also provided the Company with a letter agreement that, starting on January 22, 2007, the Company had a 30-day grace period until the credit facility automatically expired during which period the credit facility remained in full force without lapse or termination. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 2.0% or Prime less 0.25%. The Revolving Facility requires us to maintain certain financial ratios, (such as a minimum unrestricted cash balance and a minimum tangible net worth), and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission. The Revolving Facility is secured by substantially all of our assets. We were in compliance with the covenants as of December 31, 2006. As of December 31, 2006 and December 31, 2005, there were no outstanding borrowings under the Revolving Facility. We have letters of credit of $3.2 million available as of December 31, 2006 and 2005 that are being used as collateral on our leased facilities.

Net Cash Used by Operating Activities

Net cash used by operations was $4.8 million,  $10.4 million and $15.4 million in 2006, 2005 and 2004, respectively. Net loss in 2006, 2005 and 2004 was $8.4 million, $21.0 million and $9.1 million, respectively.

The most significant cash item impacting the difference between net loss and cash flows used in operations in 2006 was $2.4 million used by working capital. The $2.4 million used by working capital primarily relates to a $2.6 million decrease in restructuring liabilities and a $455,000 increase in inventories. The $2.6 million decrease in restructuring liabilities primarily relates to payments against the remaining lease loss accrual. The $455,000 increase in inventories resulted from decreased cycle time in our wafer fabrication process and a $1.6 million write-down to reduce excess inventories to their net realizable values. Non-cash items included in net loss in 2006 included $3.6 million of depreciation and amortization, $2.3 million of stock-based compensation expense and $637,000 of intangible asset impairment.

The most significant cash item impacting the difference between net loss and cash flows used in operations in 2005 was $223,000 used by working capital. The $223,000 used by working capital primarily relates to a $2.7 million decrease in restructuring liabilities which were partially offset by a $1.6 million increase in accruals and accounts payable and a $516,000 decrease in inventories. The $2.7 million decrease in restructuring liabilities primarily relates to payments against the remaining lease loss accrual. The $1.6 million increase in accruals and accounts payable relates primarily to the timing of payments within terms. Non-cash items included in net loss in 2005 included $3.1 million of depreciation and amortization and $3.4 million of IPRD related to our acquisition of Telenexus, Inc.

The most significant cash item impacting the difference between net loss and cash flows used in operations in 2004 was $7.6 million used in working capital. The $7.6 million used in working capital primarily relates to a $2.3 million increase in receivables, a $2.4 million decrease in restructuring liabilities, a $1.0 million increase in other assets and a decrease of $867,000 in income tax contingency liability. Our receivables increased $2.3 million due to increased shipments during the fourth quarter of 2004. The $2.4 million decrease in restructuring liabilities primarily relates to payments against the remaining lease loss accrual. The increase in other assets of $1.0 million is primarily due to a $576,000 accrual of a settlement related to the termination of the supply agreement with EiC (see Note 4 to the consolidated financial statements included elsewhere in this Form 10-K) and a $560,000 increase in accrued interest receivable related to our investments. The decrease of $867,000 in income taxes payable relates to payments resulting from an audit of our 1996 through 2000 returns. Non-cash items included in net loss in 2004 included $2.8 million of depreciation and amortization, $8.5 million of IPRD related to our acquisition of the wireless infrastructure business and associated assets from EiC and $7.7 million related to a decrease in our income tax contingency liability resulted from a revised estimate of our tax contingency liability related to the audit of our 1996 through 2000 tax returns as a result of our receipt of the final assessment from the Internal Revenue Service.

Net Cash Provided (Used) by Investing Activities

Net cash provided (used) by investing activities was $5.8 million, ($1.5) million and $18.2 million in 2006, 2005 and 2004, respectively. In 2006, we realized $29.6 million in proceeds from the sale and maturities of our short term investments which was partially offset by $21.9 million used to purchase short-term investments and $2.1 million to invest in property, plant and equipment. In 2005, we used $34.9 million to purchase short-term investments, $3.2 million to acquire Telenexus, Inc. including associated acquisition costs and $1.5 million to purchase equipment which was partially offset by $37.6 million in proceeds we realized from the sale and maturities of our short-term investments. In 2004, we realized $89.2 million in proceeds from the sale of short term investments which was partially offset by $59.3 million used to purchase short-term investments, $10.7 million of acquisition and costs related to the EiC transaction (see Note 4 to the consolidated financial statements included elsewhere in this Form 10-K) and $878,000 to invest in property, plant and equipment. During 2007, we expect to invest approximately $4.0 million to $5.0 million in capital expenditures. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so during 2007

In conjunction with our acquisitions, we may be required to pay additional consideration related to the achievement of specific revenue and gross margin targets. With respect to EiC, we determined that the revenue and gross margin targets that had to be achieved by March 31, 2005 and 2006 respectively were not achieved. We communicated our conclusion to EiC and they notified us that they disagree with our conclusions. We believe EiC’s assertions are without merit. Should we be required to pay the additional consideration, it may be up to $14.0 million in cash (10%) and shares (90%). With respect to Telenexus, we determined that the revenue targets that had to be achieved by October 28, 2006 were not achieved and we communicated our conclusion to the selling shareholders. The Telenexus selling shareholders had thirty days to review and possibly contest our calculation. The Telenexus selling shareholders did not so notify us during the thirty day period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $1.8 million, $1.7 million and $10.7 million in 2006, 2005 and 2004, respectively. In 2006, we received net proceeds of $2.1 million from the sale of our common stock to employees through our employee stock purchase and options plans. In 2005, we received net proceeds of approximately $1.9 million from the sale of our common stock to employees through our employee stock purchase and option plans which was partially offset by $201,000 representing 117,439 shares of our common stock withheld from our former CEO to cover the income tax withholding on his receipt of 328,500 shares of restricted stock in connection with a severance agreement and $49,000 representing shares withheld from other employees. In 2004, we received net proceeds of $10.2 million related to our secondary public offering of 2 million newly issued shares of our common stock and $1.5 million from the sale of our common stock to employees through our employee stock purchase and option plans which was partially offset by $920,000 of cash used to repurchase our common stock under our stock repurchase program which expired on July 26, 2005 (see Note 8 to the consolidated financial statements included elsewhere in the Form 10-K).

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2006 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by Period
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
Capital lease obligations	$19	$19	$—	$—	$—
Operating lease obligations(1)	16,441	4,324	8,858	3,259	—
Purchase obligations(2)	3,212	3,200	12	—	—
Total(4)	$19,672	$7,543	$8,870	$3,259	$—

(1)          We lease our two facilities, including our executive offices in San Jose, California, under lease agreements that expire at various dates through 2011. Total future lease obligations as of December 31, 2006, were $16.1 million, of which $10.5 million was recorded as a liability for certain facilities that were included in our restructuring accrual (current and long-term). The Milpitas facility lease expired on November 14, 2006, and we are continuing to make lease payments under the holdover provisions of the lease until we close the facility in 2007.

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

(3)          The only component of Other Long-Term Liabilities that requires us to make cash payments is a restructuring accrual of $10.5 million relating to the future operating lease payments on certain facilities that were included in our restructuring plans (See Note 12 to the consolidated financial statements included elsewhere in this Form 10-K). We will make these payments through 2011. We included these amounts in the operating lease total in the table above. Excluding payments under the operating lease component included in the restructuring accrual, the other components of Other Long-Term Liabilities do not contractually require us to make cash payments and primarily consist of estimated operating costs on restructured facilities, deferred rent and estimated environmental costs

(4)          The table above does not include possible contractual obligations related to our acquisition in June 2004 of the wireless infrastructure business and associated assets from EiC  which could have required the Company to pay further consideration of up to $14 million if specific revenue and gross margin targets were achieved by March 31, 2005 and 2006. The Company has determined that the revenue and gross margin targets were not met for both of the periods and this was communicated to EiC. EiC subsequently notified the Company that it disagrees with the Company’s conclusions. While the Company believes EiC’s assertions were without merit and has notified EiC of such, there are no assurances as to the eventual outcome of this matter.

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

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements except for operating leases as discussed in Note 10 to the consolidated financial statements included elsewhere in this Form 10-K.

Change in Filer Status

Commencing with this annual report on Form 10-K we are no longer deemed to be an accelerated filer because our public float was below the required threshold as of the last business day of our most recently completed second fiscal quarter. As a result of becoming a non-accelerated filer, we are permitted to elect to suspend Sarbanes-Oxley Section 404 obligations to provide a management’s report on internal control over financial reporting and related auditor attestation report. If we are still a non-accelerated filer in 2007 we would be permitted to suspend the auditor attestation report for fiscal year 2007. We have elected to suspend our reporting obligations under Section 404 which election was approved by the Audit Committee. During the period we are permitted to suspend our reporting obligations under Section 404, we estimate that such election will save approximately $175,000 annually in external costs.

Other Matters

Recent Accounting Pronouncements—In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) as an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us beginning January 1, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.

The Company is currently evaluating the impact of adopting FIN 48 on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The pronouncements clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the impact this statement will have on our consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company’s balance sheet, statement of operations and the related financial statements disclosures. Early adoption of the guidance in SAB 108 is encouraged in the interim periods of fiscal year ending after November 15, 2006. The Company adopted SAB 108 as of the year ended December 31, 2006. The adoption did not have a material impact on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements

Environmental Matters—Of our former production facilities, two have known environmental liabilities of significance, the Scotts Valley site and the Palo Alto site. Prior to the recapitalization merger, we entered into and funded fixed price remediation contracts, as well as cost overrun and unknown pollution conditions liability coverage, with respect to both these sites. For a more detailed description, see “Business—Environmental Matters.”

Litigation—From time to time we are involved in litigation, regulatory proceedings and claims that are incidental to the conduct of our business in the ordinary course. While we currently believe that any adverse outcome of such matters would not materially affect our business or financial condition, there can be no assurance that this will ultimately be the case.

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

		Weighted
	Expected Maturity	Average Interest
Expected Maturity Dates	Amounts	Rate
	(in thousands)
Cash equivalents:
2007	$16,046	4.98%
Short-term investments:
2007	8,399	5.28%
Fair value at December 31, 2006	$24,445

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WJ Communications, Inc.

We have audited the accompanying consolidated balance sheets of WJ Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. For the year ended December 31, 2006, the Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2006. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WJ Communications, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, effective January 1, 2006.

/S/ DELOITTE & TOUCHE LLP
San Jose, California
March 28, 2007

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,024	$14,169
Short-term investments	8,399	16,052
Receivables (net of allowances of $417 and $122, respectively)	5,759	7,135
Inventories	5,281	4,826
Prepaid expenses and other	1,563	2,632
Total current assets	38,026	44,814
PROPERTY, PLANT AND EQUIPMENT, net	7,232	7,919
Goodwill (Note 5)	6,834	6,806
Intangible assets, net (Note 5)	960	1,884
Other assets	181	221
	$53,233	$61,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,522	$4,220
Accrued compensation and benefits	1,966	2,024
Other accrued liabilities	2,114	1,787
Income tax contingency liability	419	1,818
Deferred margin on distributor inventory	2,824	3,217
Restructuring accrual (Note 12)	3,212	3,386
Total current liabilities	15,057	16,452
OTHER LONG-TERM OBLIGATIONS (Notes 7 and 12)	11,254	14,075
COMMITMENTS AND CONTINGENCIES (Note10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value—100,000,000 shares authorized, 69,354,888 and 67,455,845 shares issued and outstanding in 2006 and 2005, respectively	693	675
Treasury stock—2,039,743 shares in 2006 and 1,922,063 shares in 2005	(20)	(19)
Additional paid-in capital	208,840	205,320
Accumulated deficit	(182,591)	(174,187)
Other comprehensive loss	—	(9)
Deferred stock compensation	—	(663)
Total stockholders’ equity	26,922	31,117
	$53,233	$61,644

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Sales, net	$48,779	$31,597	$32,336
Cost of goods sold	23,704	16,906	15,278
Gross profit	25,075	14,691	17,058
Operating expenses:
Research and development	18,329	18,070	17,238
Selling and administrative	17,869	15,295	12,503
Acquired in-process research & development	—	3,400	8,500
Restructuring reversals (Note 12)	(286)	—	(3,845)
Total operating expenses	35,912	36,765	34,396
Loss from operations	(10,837)	(22,074)	(17,338)
Interest income	1,241	1,048	682
Interest expense	(83)	(96)	(104)
Other expense/income—net	(91)	14	5
Loss before income taxes	(9,770)	(21,108)	(16,755)
Income tax benefit	(1,366)	(120)	(7,674)
Net loss	$(8,404)	$(20,988)	$(9,081)
Basic and diluted net loss per share	$(0.13)	$(0.33)	$(0.15)
Basic and diluted average shares	66,408	64,162	60,397

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Net loss	$(8,404)	$(20,988)	$(9,081)
Other comprehensive gains (losses):
Unrealized holding gains (losses) on securities arising during period net of reclassification adjustments and taxes	9	3	(4)
Comprehensive loss	$(8,395)	$(20,985)	$(9,085)

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

					Additional
	Common Stock		Treasury Stock		Paid-in
	Shares	Dollars	Shares	Dollars	Capital
Balance, December 31, 2003	59,047,216	$590	(1,340,719)	$(13)	$180,163
Net loss	—	—	—	—	—
Common stock issued	2,955,437	30	—	—	12,942
Exercise of stock options	934,107	9	—	—	1,180
Deferred stock compensation	—	—	—	—	298
Repurchases of common stock	—	—	(429,053)	(5)	(915)
Amortization of deferred stock compensation	—	—	—	—	—
Compensation charge due to option date extension	—	—	—	—	594
Unrealized holding gains on securities	—	—	—	—	—
Balance, December 31, 2004	62,936,760	629	(1,769,772)	(18)	194,262
Net loss	—	—	—	—	—
Common stock issued	3,141,143	32	—	—	9,953
Exercise of stock options	1,377,942	14	—	—	1,441
Shares repurchased for tax withholding on employee stock transactions	—	—	(152,291)	(1)	(249)
Amortization of deferred stock compensation	—	—	—	—	—
Elimination of deferred compensation related to stock options forfeited	—	—	—	—	(87)
Unrealized holding gains on securities	—	—	—	—	—
Balance, December 31, 2005	67,455,845	675	(1,922,063)	(19)	205,320
Net loss	—	—	—	—	—
Common stock issued	676,648	6	—	—	462
Exercise of stock options	1,222,395	12	—	—	1,643
Shares repurchased for tax withholding on employee stock transactions	—	—	(117,680)	(1)	(251)
Stock-based compensation	—	—	—	—	2,329
Reclassification of deferred stock compensation upon adoption of SFAS 123R	—	—	—	—	(663)
Unrealized holding gains on securities	—	—	—	—	—
Balance, December 31, 2006	69,354,888	$693	(2,039,743)	$(20)	$208,840

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(In thousands, except share amounts)

	Accumulated Deficit	Other Comprehensive Loss	Deferred Stock Compensation	Total Stockholders’ Equity
Balance, December 31, 2003	$(144,118)	$(8)	$(375)	$36,239
Net loss	(9,081)	—	—	(9,081)
Common stock issued	—	—	—	12,972
Exercise of stock options	—	—	—	1,189
Deferred stock compensation	—	—	(298)	—
Repurchases of common stock	—	—	—	(920)
Amortization of deferred stock compensation	—	—	308	308
Compensation charge due to option date extension	—	—	—	594
Unrealized holding gains on securities	—	(4)	—	(4)
Balance, December 31, 2004	(153,199)	(12)	(365)	41,297
Net loss	(20,988)	—	—	(20,988)
Common stock issued	—	—	(1,302)	8,683
Exercise of stock options	—	—	—	1,455
Shares repurchased for tax withholding on employee stock transactions	—	—	—	(250)
Amortization of deferred stock compensation	—	—	917	917
Elimination of deferred compensation related to stock options forfeited	—	—	87	—
Unrealized holding gains on securities	—	3	—	3
Balance, December 31, 2005	(174,187)	(9)	(663)	31,117
Net loss	(8,404)	—	—	(8,404)
Common stock issued	—	—	—	468
Exercise of stock options	—	—	—	1,655
Shares repurchased for tax withholding on employee stock transactions	—	—	—	(252)
Stock-based compensation	—	—	—	2,329
Reclassification of deferred stock compensation upon adoption of SFAS 123R	—	—	663	—
Unrealized holding gains on securities	—	9	—	9
Balance, December 31, 2006	$(182,591)	$—	$—	$26,922

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
OPERATING ACTIVITIES:
Net loss	$(8,404)	$(20,988)	$(9,081)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash restructuring charges (reversals)	(286)	54	(3,804)
Intangible assets impairment	637	—	—
Depreciation and amortization	3,599	3,117	2,825
Acquired in-process research and development	—	3,400	8,500
Amortization of premiums on short-term investments	(31)	161	485
Net (gain) loss on disposal of property, plant & equipment	(169)	25	(4)
Stock based compensation	2,329	920	902
Amortization of deferred financing costs	33	39	41
Allowance for doubtful accounts	54	20	58
Asset retirement obligations	(109)	—	—
Net changes in:
Receivables	1,294	26	(2,340)
Inventories	(455)	516	(689)
Other assets	1,068	354	(1,021)
Accruals and accounts payable	75	1,586	(311)
Income tax contingency liability	(1,400)	(128)	(8,544)
Deferred margin on distributor inventory	(393)	3,216	—
Restructuring liabilities	(2,605)	(2,697)	(2,404)
Net cash (used) by operating activities	(4,763)	(10,379)	(15,387)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,135)	(1,476)	(878)
Purchase of short-term investments	(21,852)	(34,854)	(59,327)
Proceeds from sale and maturities of short-term investments	29,550	37,591	89,170
Proceeds on product line sales and assets retirements	244	500	9
Acquisition of Telenexus and related costs	—	(3,218)	—
Acquisition of EiC and related costs	—	(37)	(10,747)
Net cash provided (used) by investing activities	5,807	(1,494)	18,227
FINANCING ACTIVITIES:
Principal payments on capital lease	(29)	—	—
Payments on long-term borrowings	(31)	(47)	(104)
Net proceeds from issuances of common stock	2,123	1,947	11,676
Repurchase of common stock	(252)	(250)	(920)
Net cash provided by financing activities	1,811	1,650	10,652
Net increase (decrease) in cash and equivalents	2,855	(10,223)	13,492
Cash and cash equivalents at beginning of year	14,169	24,392	10,900
Cash and cash equivalents at end of year	$17,024	$14,169	$24,392
Other cash flow information:
Income taxes paid, net	$51	$10	$867
Interest paid	48	57	63
Non-cash investing and financing activities:
Increase in accounts payable related to property, plant and equipment	374	—	—
Issuance of common stock for Telenexus acquisition	—	8,190	—
Issuance of common stock for EiC acquisition	—	—	2,484

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS OF THE COMPANY

WJ Communications, Inc. (formerly Watkins Johnson Company, “we”, “us”, “our” or the “Company”) was formed after a recapitalization merger with Fox Paine on January 31, 2000. We were originally incorporated in California and reincorporated in Delaware in August 2000.

We are a radio frequency (“RF”) semiconductor company providing RF product solutions worldwide to communications equipment companies. We design, develop and manufacture innovative, high performance products for both current and next generation wireless and cable networks, and RF identification (“RFID”) systems. Our RF product solutions are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which address the radio frequency challenges of these various systems. We currently generate the majority of our revenue from our products utilized in wireless networks. Revenue from our products used in RF identification systems represents a less significant portion of our current revenue however we believe they represent one of our future growth opportunities. The RF challenge is to create product designs that function within the unique parameters of different wireless system architectures. Our solution is comprised of design expertise, advanced device technology and manufacturability. Our communications products are used by telecommunication equipment manufacturers supporting and facilitating mobile communications, enhanced voice services, data and image transport. Our objective is to be the leading supplier of innovative RF semiconductors products.

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

INVENTORIES—Inventories are stated at the lower of cost, using average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. These write-downs amounted to approximately $1.6 million in the year ended December 31, 2006, $1.0 million and $670,000 for the years ended December 31, 2005 and 2004, respectively. If actual conditions become less favorable

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

than the assumptions used, an additional inventory write-down may be required. Inventories, at December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31,
	2006	2005
Finished goods	$1,661	$1,683
Work in progress	1,808	1,697
Raw materials and parts	1,812	1,446
	$5,281	$4,826

PROPERTY, PLANT AND EQUIPMENT—Property, plant and equipment are stated at cost. Provision for depreciation and amortization is primarily based on the straight-line method over the assets’ estimated useful lives ranging from four to ten years. Leasehold improvements are amortized over the shorter of the remaining lease term or the asset’s useful life. Costs incurred to maintain property, plant and equipment that do not increase the useful life of the underlying asset are expensed as incurred. Asset retirement obligations are amortized over the useful life of the related asset.

At December 31, 2006 and 2005 property, plant and equipment consisted of the following (in thousands):

		December 31,
	Estimated Useful Life	2006	2005
Buildings and leasehold improvements	4-10 years	$5,109	$5,063
Machinery and equipment	5-7 yrs	25,289	24,696
		30,398	29,759
Accumulated depreciation and amortization		(23,166)	(21,840)
Property, plant and equipment—net		$7,232	$7,919

IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors the Company considers that could trigger an impairment review include the following:  significant underperformance relative to expected historical or projected, future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; significant negative industry or economic trends; or significant technological changes, which would render equipment and manufacturing processes obsolete. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets The Company recognized an impairment loss of $637,000 in 2006 relating to certain acquired intangible assets that the Company discontinued using in 2006 (see Note 5). No impairment losses were incurred in 2005 and 2004. The Company revised its depreciation estimates for certain equipment in the wafer fabrication facility resulting in increased depreciation of $337,000 in the fourth quarter over what the depreciation amount would have been. See note 12 to the condensed consolidated financial statements for

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

further information on the Company’s restructuring plan to close and exit the Milpitas fabrication facility in the first quarter of 2007.

REVENUE RECOGNITION—The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” SAB 104 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. Effective the second quarter ended July 3, 2005, the Company changed the application of its revenue recognition policy regarding its distributors. The Company had previously recognized revenue upon shipment to its distributors less estimated reserves for distributor right of return, authorized price reductions for specific end-customer sales opportunities and price protection based on known events and historical trends. Effective for the second quarter ended July 3, 2005, the Company recognizes revenue from its distribution channels when its distributors have sold the product to the end customer. Historically, the Company has received stock rotation requests from the Company’s distributors that were within the amounts estimated and contractually allowed with only one exception of an insignificant amount. However, the request for stock rotation during our second quarter ended July 3, 2005 was higher than the amount contractually allowed. The Company’s management, with the concurrence of the Company’s Audit Committee, believes the increasing percentage of new products introduced by the Company makes it likely that stock rotation reserves will continue to be difficult to estimate based on historical patterns and contractual provisions. Based on this change in facts and circumstances and our management’s future expectations, the Company believes that the Company can no longer reasonably estimate the amount of future returns from our distributors as of July 3, 2005. Accordingly, recognition of revenue and associated cost of sales on shipments to distributors is deferred until the resale to the end customer. This change in application resulted in a $4.1 million revenue deferral in the Company’s second quarter of 2005, which is reflected in the accompanying consolidated statements of operations for 2005. Although revenue is deferred until resale, title of products sold to distributors transfers upon shipment. Accordingly, shipments to distributors are reflected in the consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment. Deferred revenue and the corresponding cost of sales on shipments to distributors are reflected in the consolidated balance sheet on a net basis as “Deferred margin on distributor inventory.”

As this change in the application of the Company’s revenue recognition policy is the result of a change in current facts and circumstances, in accordance with Accounting Principles Board Opinion No. 20 “Accounting Changes” paragraph 8, the Company accounted for the change within its second quarter ended July 3, 2005.

Authorized Price Reductions for Specific End-Customer Sales Opportunities (“Ship & Debit Allowance”):   Beginning in September 2003, the Company entered into a program where the distributor would receive a credit if it sold specific product at a reduced price to specific end-customers pre-authorized by the Company. Through the quarter ended April 3, 2005, the Ship & Debit Allowance was recognized as an offset to revenue in the period such pre-authorization occurred. Since the Company began recognizing revenue from its distributor channels only when the Company’s distributors sold the product to the end customers, the Ship & Debit Allowance will offset revenue only when the products with pre-authorized price reductions have been shipped to the end-customer otherwise it will offset “Deferred margin on

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

distributor inventory”. As of December 31, 2006, 2005 and 2004, the Company’s Ship & Debit Allowance was $249,000, $34,000 and $5,000, respectively.

Distributor Right of Return:   In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 48 “Revenue Recognition When Right of Return Exists”, the Company accrued a reserve based on its reasonable estimate of future returns based on historical trends and contractual limitations. Per contractual agreement, the distributor may return product three times per year under certain conditions. Due to the Company’s change in application of its revenue recognition policy regarding its distributors, the Company no longer accrues a distributor stock rotation reserve. As of December 31, 2004, the Company’s distributor stock rotation reserve was $338,000.

Distributor Price Protection:   If the Company reduces the prices of its products as negotiated with the distributor, the distributor may receive a credit for the difference between the price paid by the distributor and the reduced price on applicable unsold products remaining in the distributor’s inventory on the effective date of the price reduction assuming that inventory is less than 24 months old as determined by the original invoice date. When the Company recognized revenue upon shipment to its distributors, the Company reserved for distributor price protection per issue 4 of EITF 01-9 based on specific identification of its initiated price reductions and the associated reported distributor inventory. There were no such price reductions in 2006, 2005 or 2004.

Development Contracts:   The Company may enter into contracts to perform research and development for others meeting the requirements of Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”. Revenue under these development agreements is recognized when applicable contractual non-refundable milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion accounting method based on the actual physical completion of work performed and the ratio of costs incurred to total estimated costs to complete the contract in accordance with Accounting Research Bulletin 45 “Long-Term Construction Type Contracts” using the relevant guidance in the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. For contracts including significant software development efforts, the provisions of SOP 97-2 “Software Revenue Recognition” are also followed. Given the duration and nature of these development contracts, the Company believes that recognizing revenue under the percentage completion method best represents the legal and economic results of contract performance on a timely basis. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. These development contracts with customers have enabled the Company to accelerate its own product development efforts. Such development revenues have only partially funded its product development activities, and the Company generally retains ownership of the products developed under these arrangements. As a result, the Company classifies all development costs related to these contracts as research and development expenses. The achievement of contractual milestones is evidenced by written documentation provided by the customer in accordance with the applicable terms and conditions of each contract. In any period, progress on the contract is based on input measures (direct labor dollars, direct material costs and direct outside processing costs) in the ratio of costs incurred to total estimated costs. Estimated costs to complete are provided by engineering personnel directly involved in the development program and are reviewed by management and finance personnel for reasonableness given the known facts and circumstances. A number of internal and external factors can

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. If we bill the customer prior to performing services under the development agreement, the amounts are recorded as deferred revenue. The Company recorded revenue of $770,000 and $832,000 under development agreements in 2006 and 2005, respectively. The Company recorded deferred revenue of $424,000 and nil at December 31, 2006 and 2005, respectively. No comparable amounts were recorded in 2004.

RECEIVABLES ALLOWANCES—Receivables amounts on the balance sheet are shown net of the following allowances (in thousands):

	December 31,
	2006	2005
Allowance for doubtful accounts	$49	$15
Sales return allowance	119	73
Ship & debit allowance	249	34
	$417	$122

PRODUCT WARRANTY—The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. Such warranty generally ranges from 12 to 24 months. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. Such warranty generally ranges from 12 to 24 months. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The Company estimates the cost of warranty based on the warranty period for the product, the historical field return rates for a given product or family of products and the average cost required to repair or replace the product. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods. Components of the reserve for warranty costs during 2006, 2005 and 2004 consisted of the following (in thousands):

	December 31,
	2006	2005	2004
Beginning balance	$40	$54	$36
Additions related to current period sales	21	22	74
Warranty costs incurred in the current period	(35)	(24)	(58)
Adjustments to accruals related to prior period sales.	4	(12)	2
Ending balance	$30	$40	$54

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

PER SHARE INFORMATION—Basic loss per share is computed using the daily weighted average number of common shares outstanding for the period. Diluted loss per share includes the above and reflects the potential dilution that could occur if stock options whose exercise price are less than the average share price for the period were exercised or converted into common stock and shares related to contributions under the Employee Stock Purchase Plan for pending purchases, however, such adjustments are excluded when they are anti-dilutive. In determining the dilutive effect of the stock options, the number of shares resulting from the assumed exercise of the options is reduced by the number of shares that could have been purchased by the Company with the proceeds from the exercise of such options including excess tax benefits and unamortized deferred stock compensation.

CONCENTRATION OF CREDIT RISK—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company invests in a variety of financial instruments such as money market funds, commercial paper and high quality corporate bonds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. At December 31, 2006, two customers represented 23% and 20% of the total accounts receivable balance. At December 31, 2005, three customers represented 32%, 15% and 13% of the total accounts receivable balance, respectively. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

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

STOCK-BASED COMPENSATION—Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”) which replaced Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) and supersedes APB Opinion No. 25 , “Accounting for Stock Issued to Employees”, (“APB 25”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures which included adjustments for estimated forfeitures. See Note 8 for further information regarding our stock-based compensation assumptions and expenses, including pro-forma disclosures for prior periods as if the Company had recorded stock-based compensation expense.

Prior to the adoption of SFAS 123R, the Company recognized the estimated compensation cost of restricted stock over the vesting term. The estimated compensation cost is based on the fair value of the Company’s common stock on the date of grant. We will continue to recognize the compensation cost, net of estimated forfeitures, over the vesting term.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123 (R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company has adopted this simplified method.

RECENT ACCOUNTING PRONOUNCEMENTS—In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) as an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us beginning January 1, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The pronouncements clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the impact this statement will have on our consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company’s

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

balance sheet, statement of operations and the related financial statements disclosures. Early adoption of the guidance in SAB 108 is encouraged in the interim periods of fiscal year ending after November 15, 2006. The Company adopted SAB 108 as of the year ended December 31, 2006. The adoption did not have a material impact on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

3. INVESTMENTS

Available-for-Sale Investments

Investments, which are classified as available-for-sale, are summarized below for December 31, 2006 and 2005 (in thousands):

					Classified on Balance Sheet as:
	Purchase/	Gross	Gross		Cash
	Amortized	Unrealized	Unrealized	Aggregate	and Cash	Short-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
As of December 31, 2006
Corporate debt securities	$11,695	$—	$—	$11,695	$3,296	$8,399
Money market funds	12,750	—	—	12,750	12,750	—
Total	$24,445	$—	$—	$24,445	$16,046	$8,399

As of December 31, 2005
Corporate debt securities	$16,069	$—	$(9)	$16,060	$1,001	$15,059
Money market funds	10,773	—	—	10,773	10,773	—
U. S. government agency	999	—	(6)	993	—	993
Total	$27,841	$—	$(15)	$27,826	$11,774	$16,052

As of December 31, 2006 and 2005, $11.7 million and $17.1 million of fixed income securities had contractual maturities of six months or less, respectively. There were no fixed income securities that had a contractual maturity beyond six months.

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

Risk Management

The Company generally places its investments with high-credit-quality counterparties and, by policy, all financial instruments and counterparties must maintain the following minimally acceptable credit ratings:  commercial deposits and corporate obligations A2/A, commercial paper A-1/P-1, municipal notes MIG 1/S and P-1, municipal bonds AAA and asset back securities AAA. The Company, by policy, also limits the amount of credit exposure with any one financial institution or commercial issuer. No significant concentration of credit risk existed at December 31, 2006.

4. BUSINESS COMBINATIONS

EiC Acquisition

On June 18, 2004, the Company completed its acquisition of the wireless infrastructure business and associated assets from EiC. The aggregate purchase price was $13.3 million. In connection with the acquisition, $1.5 million in cash and 294,118 shares of common stock were held in escrow as security against certain financial contingencies. On March 30, 2005, the Company made a claim against the escrow account for unpaid invoices issued under the supply agreement. The Company received those funds on May 4, 2005. The uncontested amount was released to EiC on April 5, 2005 per the escrow agreement and the residual balance of the $1.5 million was released to EiC on May 4, 2005. On March 24, 2006, the Company made a claim against 147,059 of the 294,118 shares in the escrow account pending resolution of claims made by a vendor regarding a pre-acquisition contact and released the uncontested 147,059 shares from the escrow. The Company reached a settlement with EiC on May 25, 2006 resulting in the remaining 147,059 shares being released from escrow on June 16, 2006.

The EiC acquisition agreement contained contingency clauses which could have required the Company to pay further consideration of up to $14 million if specific revenue and gross margin targets were achieved by March 31, 2005 and March 31, 2006, of which $7 million of the additional compensation related to the period ended March 31, 2005. The Company has determined that the revenue and gross margin targets were not met for both the periods ended March 31, 2005 and March 31, 2006, and this was communicated to EiC. EiC subsequently notified the Company that it disagrees with the Company’s conclusions. While the Company believes EiC’s assertions are without merit and has notified EiC of such, there can be no assurances as to the eventual outcome of this matter.

The $14.0 million would have been payable 10% in cash and, at the Company’s election, 90% in shares of its common stock. If the targets were fully attained and the Company elected to pay in shares of common stock, the number of additional shares issued would have been 2,540,323 computed at $2.48 per share which represents the average closing price of the Company’s stock on the NASDAQ Global Market (“NASDAQ”) during the ten day period prior to the end of the earnout period. If the Company is ultimately required to pay such consideration, the amounts would be recorded as an increase to goodwill.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and accordingly the Company’s consolidated financial statements from June 18, 2004 include the impact of the acquisition. The following table

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS COMBINATIONS (Continued)

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

Developmental projects that reached technological feasibility were classified as developed and core technology, and the $200,000 value assigned to developed technology was capitalized to be amortized using the straight-line method over a weighted-average period of five years. Developmental projects that had not reached technological feasibility, and had no future alternative uses were classified as IPRD. The $8.5 million value allocated to projects that were identified as IPRD was charged to acquired in-process research and development in 2004. The value assigned to IPRD comprises the following projects: 12 V heterojunction bipolar transistor (“HBT”) power amplifiers ($1.5 million) and 28 V HBT high power amplifiers ($7.0 million).

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

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS COMBINATIONS (Continued)

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

Telenexus Acquisition

On January 28, 2005, the Company completed its acquisition of Telenexus, Inc. (“Telenexus”). Pursuant to an Agreement and Plan of Merger, dated January 19, 2005, by and between the Company, WJ Newco, LLC (the “WJ Sub”), Telenexus and Richard J. Swanson, Wilfred K. Lau, David Fried, Kurt Christensen and Mark Sutton (collectively the “Shareholders”), Telenexus merged with and into the WJ Sub effective on January 29, 2005. The WJ Sub was the survivor in the merger and is a wholly owned subsidiary of the Company. Telenexus designs, develops, manufactures and markets radio frequency identification (“RFID”) reader products for a broad range of industries and markets. By virtue of the merger, the Company purchased through the WJ Sub all of the assets necessary for the conduct of the RFID business of Telenexus, consisting primarily of, and including, but not limited to RFID modules, baseband processing algorithm technology, applications software and realizations of several reader product designs. The consideration paid by the Company on the closing date in connection with the merger consisted of cash in the amount of $3.0 million, which was paid out of the Company’s cash reserves on the closing date, and 2,333,333 shares of the Company’s common stock valued at $8.2 million at the closing date. Including acquisition costs of $230,000, the aggregate purchase price for the net assets of Telenexus totaled $11.4 million. Of the closing consideration, cash in the amount of $500,000 and 333,333 shares of the Company’s common stock was held in escrow with respect to any indemnification matters under the merger agreement.

The outstanding cash balance of the escrow account less any properly noticed unpaid or contested amounts was to be distributed within two days after October 28, 2005. The Company released the full amount of the cash balance of the escrow account on October 31, 2005. The 333,333 shares in the escrow account less any shares for any properly noticed unpaid or contested amounts have been fully distributed. The fair value of the Company’s common stock was determined based on the average closing price per share of the Company’s common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (January 31, 2005). In addition to the closing consideration, the sellers may be entitled to further compensation of up to $2.5 million in cash and up to 833,333 shares of the Company’s common stock if the Company achieves certain revenue targets by July 28, 2006. The Company determined that the revenue targets were not met and communicated its conclusion to the selling shareholders. Any change in the fair value of the net assets of Telenexus or any additional consideration to the Shareholders would change the amount of the purchase price allocable to goodwill. Two of the Shareholders, Richard J. Swanson and Wilfred K. Lau also entered into three-year employment agreements with the Company. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS COMBINATIONS (Continued)

(“SFAS No. 141”), and accordingly the Company’s consolidated financial statements from January 28, 2005 include the impact of the acquisition.

In accordance with SFAS No. 141, the total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values at the acquisition date with the excess purchase price allocated to goodwill. The Company determined that acquiring Telenexus, Inc. was a more cost effective means of developing the RFID products and technology necessary to continue to enhance its RFID reader offerings to further capitalize on market opportunity than developing the products and technology internally. The acquisition also offers the Company the opportunity to shorten the time it takes to bring additional RFID reader products and technology to market. The valuation of the identifiable intangible assets acquired reflects management’s estimates based on, among other factors, a valuation of the intangible assets prepared by an independent third party. The following table summarizes the allocation of the total purchase price of the Telenexus acquisition, as of the date of the acquisition (in thousands):

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

Prior to the acquisition, the Company and Telenexus had entered into an agreement to jointly design, develop and produce a Personal Computer Memory Card International Association (“PCMCIA”) Type II Multi-Protocol RFID reader. The Company has evaluated the effective settlement of this preexisting executory contract and the associated reacquired right to the use of its technology in accordance with Emerging Issues Task Force (“EITF”) 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination.”  The Company has determined that the effective settlement of the executory contract and the associated reacquired right to use its technology was neither favorable nor unfavorable as the agreement represented fair value when compared to similar market transactions and there were no stated settlement provisions in the contract.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS COMBINATIONS (Continued)

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

5. GOODWILL AND INTANGIBLE ASSETS

In connection with the acquisition of the wireless infrastructure business and associated assets from EiC on June 18, 2004, the Company recorded $1.8 million of goodwill. Adjustments to the EiC goodwill subsequent to the EiC acquisition date, resulted primarily from a $576,000 benefit from the termination settlement of the associated supply agreement with EiC and partially offset by $152,000 of additional registration statement related expenses. In connection with the acquisition of Telenexus on January 28, 2005, the Company recorded $5.5 million of goodwill. Adjustments to the Telenexus goodwill through December 2006, subsequent to the Telenexus acquisition date, resulted primarily from collection of a previously unrecognized pre-acquisition accounts receivable and finalization of direct acquisition costs. This goodwill was based upon the values assigned to the transactions at the time they were announced in

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The changes in the carrying value of goodwill as of December 31, 2006 are as follows (in thousands):

	EiC	Telenexus	Total
Balance as of December 31, 2005	$1,405	$5,401	$6,806
Adjustments to goodwill	—	28	28
Balance as of December 31, 2006	$1,405	$5,429	$6,834

The Company periodically evaluates its goodwill in accordance with SFAS No. 142 for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, or significant negative industry or economic trends. If these criteria indicate that the value of the goodwill may be impaired, an evaluation of the recoverability of the net carrying value is made. Irrespective of the aforementioned circumstances where impairment indicators are present, the Company is required by SFAS No. 142 to test its goodwill for impairment at least annually. The Company has chosen the end of its fiscal month of May as the date of its annual impairment test. The Company has determined its goodwill was not impaired as of May 31, 2006.

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

Intangible assets are recorded at cost, less accumulated amortization. During the quarter ended April 2, 2006, the Company determined that it would no longer use the Telenexus trademarks and trade names and would instead market its RFID products under the WJ Communications brand. As such, the remaining unamortized balance of $637,000 was expensed as “Selling and administrative” which is reflected in the accompanying consolidated statements of operations for the year ended December 31, 2006.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

The following tables present details of the Company’s purchased intangible assets (in thousands):

As of December 31, 2006:

Description	Useful Life	Gross	Accumulated Amortization	Net
EiC acquisition
Purchased developed technology	5 years	$200	$100	$100
Telenexus acquisition
Purchased developed technology	1.2 years	40	40	—
Customer relationships.	7 years	900	250	650
Non-competition agreements	4 years	400	190	210
Total identified intangible assets		$1,540	$580	$960

As of December 31, 2005:

	Useful		Accumulated
Description	Life	Gross	Amortization	Net
EiC acquisition
Purchased developed technology	5 years	$200	$60	$140
Telenexus acquisition
Purchased developed technology	1.2 years	40	32	8
Customer relationships.	7 years	900	118	782
Trademarks and trade names	12 years	700	54	646
Non-competition agreements	4 years	400	92	308
Total identified intangible assets		$2,240	$356	$1,884

For the year ended December 31, 2006, 2005 and 2004, amortization of purchased intangible assets included in cost of goods sold was approximately $48,000, $72,000 and $20,000, respectively. For the year ended December 31, 2006 and 2005, amortization of purchased intangible assets included in operating expense was approximately $238,000 and $264,000, respectively. There was no amortization of purchased intangible assets included in operating expense for 2004. Amortization is computed using the straight-line method over the estimated useful life of the intangible asset. The intangible assets related to purchased developed technology is amortized to cost of goods sold. The intangible assets related to customer relationships, trademarks and trade names and non-competition agreements with sales/engineering

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

personnel are amortized to operating expense. The Company expects that annual amortization of acquired intangible assets to be as follows (in thousands):

	EiC	Telenexus	Total
Fiscal year:
2007	$40	$229	$269
2008	40	229	269
2009	20	139	159
2010	—	129	129
2012 and beyond	—	134	134
Total amortization	$100	$860	$960

6. BORROWING ARRANGEMENTS

On January 23, 2007, WJ Communications, Inc. entered into a fifth amendment which extends the maturity date from January 21, 2007 to June 30, 2008 of its Amended and Restated Loan and Security Agreement (the “Credit Facility”) between Comerica Bank and the Company dated September 23, 2003 and as amended June 13, 2005, July 12, 2005, September 28, 2005, and December 27, 2005. Comerica also provided the Company with a letter agreement that, starting on January 22, 2007, the Company had a 30-day grace period until the credit facility automatically expired during which period the credit facility remained in full force without lapse or termination. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at the Company’s option, at LIBOR plus 2.0% or Prime less 0.25%. The Revolving Facility requires the Company to maintain certain financial ratios, (such as a minimum unrestricted cash balance and a minimum tangible net worth), and contains limitations on, among other things, its ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission. The Revolving Facility is secured by substantially all of the Company’s assets. The Company was in compliance with the covenants as of December 31, 2006. As of December 31, 2006 and December 31, 2005, there were no outstanding borrowings under the Revolving Facility. The Company has letters of credit of $3.2 million available as of December 31, 2006 that are being used as collateral on its leased facilities.

7. OTHER LONG-TERM OBLIGATIONS

Long-term obligations, excluding amounts due within one year, consist of the following (in thousands):

	December 31,
	2006	2005
Environmental remediation (Note 10)	$56	$60
Restructuring accrual (Note 12)	10,673	13,390
Deferred rent and deposits	496	596
Long-term advances and deposits	29	29
Total	$11,254	$14,075

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS’ EQUITY

On January 28, 2004, the Company completed a secondary underwritten public offering of 2,000,000 shares of common stock at $5.75 per share, resulting in net proceeds of $10.1 million.

In March 2003, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $2.0 million of the Company’s common stock. In October 2003, the Board approved an additional $2.0 million to expand this existing share repurchase program increasing the total amount authorized to $4.0 million. Purchases under this stock repurchase program were made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases were commenced or suspended at any time or from time-to-time without prior notice. During the year ended December 31, 2003, $2.8 million was utilized to purchase 1,340,719 shares of the Company’s common stock at a weighted average purchase price of $2.08 per share. All of the purchases were made on the NASDAQ Global Market at prevailing open market prices using general corporate funds. This stock repurchase program ended as of the annual shareholder meeting on July 22, 2004. On July 27, 2004 the Company announced that its Board of Directors authorized a new repurchase program of up to $2.0 million of the Company’s common stock. This new program was effective July 27, 2004 and replaced all previous repurchase programs. Under this new program, $920,000 was utilized to purchase 429,053 shares of the Company’s common stock at a weighted average purchase price of $2.12 per share. This program expired on July 26, 2005. The repurchases reduced the Company’s cash and interest income during the period and correspondingly reduced the number of the Company’s outstanding shares of common stock.

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

This plan amendment did not affect any other terms of the “2000 Stock Incentive Plan.” On May 29, 2003, the Board approved the adoption of an amendment to the Company’s “2000 Non-Employee Director Compensation Plan” to increase the number of shares of common stock authorized for issuance from 570,000 to 800,000, which was approved by the Company’s stockholders on July 15, 2003 at the Company’s Annual Meeting of Stockholders. Also on May 29, 2003, the Board approved the adoption of a second amendment to the Company’s “2000 Stock Incentive Plan” so that options granted to employees under the “2000 Stock Incentive Plan” will qualify as performance-based compensation under Internal Revenue Code Section 162(m) and thereby not be subject to a deduction limitation. Particularly, the amendment to the “2000 Stock Incentive Plan” provides that no employee or prospective employee shall be granted one or more options within any fiscal year which in the aggregate are for the purchase of more than 3,000,000 shares. On June 1, 2006, the Company’s Board of Directors approved the adoption of an amendment to

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS’ EQUITY (Continued)

the Company’s “Amended and Restated 2000 Non-Employee Director Compensation Plan” to increase the number of shares of common stock authorized for issuance from 800,000 to 1,000,000, which was approved by the Company’s stockholders on July 20, 2006 at the Company’s Annual Meeting of Stockholders. The total number of shares of common stock authorized for issuance pursuant to the Plans is 22,000,000 shares.

On May 23, 2001, the Company’s 2001 Employee Stock Incentive Plan was adopted and approved by the Board and the Company’s stockholders. Under the “2001 Employee Stock Incentive Plan”, the Company may grant incentive awards in the form of options to purchase shares of the Company’s common stock, restricted shares, common stock and stock appreciation rights to participants, which include employees which are not officers and directors of the Company and its affiliates and consultants to the Company and its affiliates. The total number of shares of common stock reserved and available for grant under the “2001 Employee Stock Incentive Plan” is 2,000,000 shares. Shares subject to award under the “2001 Employee Stock Incentive Plan” may be authorized and unissued shares or may be treasury shares. Stock options may include incentive stock options, nonqualified stock options or both, in each case, with or without stock appreciation rights.

In fiscal 2006, the Compensation Committee of the Board of Directors awarded 1,977,990 Performance Restricted Stock Units to employees. 1,403,640 of the Performance Accelerated Restricted Stock Units were issued under the “Amended and Restated 2000 Stock Incentive Plan” and 574,350 of the Performance Accelerated Restricted Stock Units were issued under the “2001 Employee Stock Incentive Plan”. The Performance Accelerated Restricted Stock Units vest upon the achievement of performance targets that are determined by the Compensation Committee of the Board of Directors. Any Performance Accelerated Restricted Stock Units that do not vest upon the achievement of performance targets cliff vest at the end of four years.

The Company’s stock option plans provide that options granted under the stock option plans will have a term of no more than 10 years. Options granted under the stock option plans have vesting periods ranging from two to four years. The provisions of the stock option plans provide that under certain circumstances, such as a change in control, the achievement of certain performance objectives, or certain liquidity events, the outstanding option may be subject to accelerated vesting. As of December 31, 2006 the number of shares available for future grants under the above plans was 4,520,424. Stock options may include incentive stock options, nonqualified stock options or both, in each case, with or without stock appreciation rights.

STOCK-BASED COMPENSATION

The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS’ EQUITY (Continued)

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

The weighted average fair value of stock-based awards granted in fiscal years 2006, 2005 and 2004 reported below have been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2006	2005	2004
Employee Stock Option Plans:
Fair value	$1.33	$0.88	$2.19
Dividend yield	0.0%	0.0%	0.0%
Volatility	84.9%	82.1%	87.1%
Risk free interest rate at the time of grant	4.6%	4.1%	3.0%
Expected term to exercise (in months from the grant date)	51	48	48
Employee Stock Purchase Plan:
Fair value	$0.56	$0.70	$1.32
Dividend yield	0.0%	0.0%	0.0%
Volatility	64.4%	75.4%	69.0%
Risk free interest rate at the time of grant	4.7%	2.7%	1.2%
Expected term to exercise (in months from the grant date)	6	6	6

The following table presents details of stock-based compensation expense by functional line item (in thousands):

	2006	2005	2004
Cost of goods sold	$520	$62	$65
Research and development	485	161	194
Selling and administrative	1,324	697	49
	$2,329	$920	$308

The amounts included in the year ended December 31, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated statements of

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS’ EQUITY (Continued)

operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The impact on basic and diluted net loss per share for the year ended December 31, 2006 from the adoption of SFAS 123R was $0.04.

The following table illustrates the effect for periods prior to the adoption of SFAS 123 on net loss had compensation cost for all of the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans, and amortized to expense over the vesting period of the awards consistent with the methodology prescribed under SFAS 123, “Accounting for Stock-Based Compensation” (in thousands except per share amounts):

	Year Ending December 31,
	2005	2004
Reported net loss	$(20,988)	$(9,081)
Add: Total stock-based employee compensation expense included in reported net loss	920	308
Deduct: Total stock-based employee compensation expense under fair value based method for all awards	(1,116)	(5,474)
Pro forma loss	$(21,184)	$(14,247)
Reported net loss per basic and diluted share	$(0.33)	$(0.15)
Pro forma net loss per basic and diluted share	$(0.33)	$(0.24)

Activity under the stock option plans during 2006, 2005 and 2004 are set forth below:

		Weighted Average
	Shares	Exercise Price
2004
Granted (weighted average fair value of $2.19 per option)	3,046,500	$3.27
Exercised	(934,107)	$1.27
Cancelled	(813,031)	$0.98
At December 31:
Outstanding	13,727,396	$2.26
Exercisable	6,389,431	$2.03

		Weighted Average
	Shares	Exercise Price
2005
Granted (weighted average fair value of $0.87 per option)	1,728,000	$1.43
Exercised	(1,377,960)	$1.06
Cancelled	(4,710,677)	$3.08
At December 31:
Outstanding	9,366,759	$1.87
Exercisable	5,225,843	$2.02

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS’ EQUITY (Continued)

		Weighted Average
	Shares	Exercise Price
2006
Granted (weighted average fair value of $1.33 per option)	4,109,990	$1.08
Exercised	(1,222,395)	$1.35
Cancelled	(3,366,074)	$2.34
At December 31:
Outstanding	8,888,280	$1.40
Exercisable	2,919,621	$1.71
Vested and expected to vest	7,611,325	$1.56

The total intrinsic value of options exercised during 2006, 2005 and 2004 was $682,000, $777,000 and $2.0 million respectively.

The aggregate intrinsic value of options outstanding, options exercisable and options vested and expected to vest as of December 31, 2006 was $4.0 million, $549,000 and $1.1 million, respectively. The intrinsic value is calculated as the difference between the market value as of December 31, 2006 and the exercise price of shares that were in the money at December 31, 2006. The market value of as December 29, 2006 was $1.57 as reported by NASDAQ.

As of December 31, 2006, the weighted average remaining contractual life of stock options outstanding, exercisable and vested and expected to vest was 7.0 years, 4.4 years and 6.4 years respectively.

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average Years	Weighted		Average
	Number	of Remaining	Average	Number	Exercise
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Price
$0.00 to $0.01	1,845,095	9.1	$0.00	—	$—
$0.02 to $1.00	762,250	8.7	$0.93	189,708	$0.93
$1.01 to $1.50	3,549,785	4.3	$1.39	2,209,445	$1.38
$1.51 to $2.00	918,500	9.0	$1.65	33,125	$1.76
$2.01 to $3.00	1,334,900	8.7	$2.52	158,463	$2.36
$3.01 to $5.00	443,000	7.3	$3.42	301,750	$3.44
$5.01 to $10.00	21,950	5.1	$7.75	19,950	$7.94
$10.01 to $26.75	12,800	3.8	$21.35	7,180	$21.94
	8,888,280	7.0	$1.40	2,919,621	$1.71

As of December 31, 2006, there was $3.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards granted to employees and non-employee members of the Board of Directors. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.11 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS’ EQUITY (Continued)

remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards to employees or assumes unvested equity awards in connection with acquisitions.

Restricted (i.e., non-vested) stock activity under the Company’s stock incentive plans during the year ended December 31, 2006 is set forth below, (in thousands except per share amounts):

		Weighted
		Average
		Grant Date Fair
	Shares	Value per Share
Unvested at December 31, 2005	430,560	$1.49
Grants	670,000	$1.71
Vested	(316,656)	$1.57
Unvested at December 31, 2006	783,904	$1.65

The total intrinsic value of restricted stock vested during the year ended December 31, 2006 was $681,000 based on the vest date intrinsic value.

As of December 31, 2006, there was $515,000 of unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted average period of 1.43 years. In addition, additional compensation cost may be recognized on performance based restricted stock awards if the performance targets become probable of achievement.

EMPLOYEE STOCK PURCHASE PLAN (“ESPP”)—In May 2001, the Company’s stockholders approved the adoption of the Company’s 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Up to 1,500,000 shares of Common Stock may be issued under the Purchase Plan. Under the plan, all eligible employees may purchase shares of the Company’s common stock at six-month intervals at 85% of fair market value (calculated in the manner provided under the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation. The plan imposes certain limitations upon an employee’s right to acquire common stock, such as no employee may be granted rights to purchase more than $25,000 worth of common stock for each calendar year in which such rights are at any time outstanding. On June 1, 2006, the Company’s Board of Directors approved the adoption of an amendment to the Company’s Purchase Plan to increase the number of shares of common stock authorized for issuance from 1,500,000 to 2,250,000, which was approved by the Company’s stockholders on July 20, 2006 at the Company’s Annual Meeting of Stockholders.

In fiscal 2006, 222,762 and 137,230 shares were issued under this Purchase Plan at an average price of $1.13 and $1.56 for the Purchase Plan intervals ended April 2006 and October 2006, respectively. In fiscal 2005, 142,453 shares and 267,417 shares were issued under this Purchase Plan at an average price of $1.99 and $1.11 for the Purchase Plan intervals ended April 2005 and October 2005, respectively. At December 31, 2006, 936,582 shares were available for future issuance under the Purchase Plan.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES

The benefit from federal and state income taxes is as follows. Foreign income (loss) before income taxes was insignificant for all years.

	2006	2005	2004
	(in thousands)
Current:
Federal	$(1,373)	$(123)	$(7,674)
State	7	3	—
Total current	(1,366)	(120)	(7,674)
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total	$(1,366)	$(120)	$(7,674)

In 2006, the Company recorded a net tax benefit of $1.4 million as the statute of limitations had expired on certain estimated state tax exposures. The tax benefit for 2005 of $120,000 resulted from the expiration of the statute of limitations on certain estimated federal tax exposures. In 2004, the Company recorded a tax benefit of $7.7 million resulting from a revision of the Company’s estimated income tax contingency liability due to the receipt of the final assessment from the Internal Revenue Service related to the audit of the Company’s 1996 through 2000 tax returns.

The differences between the effective income tax rate as applied to loss from operations and the statutory federal income tax rate are as follows:

	2006	2005	2004
Statutory federal tax rate	(35.0)%	(35.0)%	(35.0)%
Research and development credit	(6.7)	(3.0)	(3.1)
State taxes, net of federal tax benefit	(5.7)	(5.7)	(5.7)
In-process research and development	—	6.6	—
Expired foreign tax credit	—	2.1	—
Other	0.7	1.6	0.3
Tax reserve no longer required	(14.1)	(0.6)	(45.8)
Change in valuation allowance	46.8	33.4	43.5
Effective tax rate	(14.0)%	(0.6)%	(45.8)%

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

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

	2006	2005
Net operating loss	$24,609	$19,304
Restructuring accrual	5,658	6,835
Depreciation and amortization	11,706	12,998
Accounts receivable valuation	189	38
Inventory valuation	2,411	2,394
Stock related	679	—
Tax credits	8,815	8,158
Employee benefit related accruals	360	477
Other	536	398
Total deferred tax assets	54,963	50,602
Valuation allowance	(54,963)	(50,602)
Total deferred tax assets	$—	$—
Income tax contingency liability	$419	$1,818

As of December 31, 2006, the Company had $1,709,000 in federal minimum tax credit carryforwards which are available indefinitely. The Company also had federal R&D tax credit carryforwards of $5,263,000, which begin to expire in 2012. Additionally, the Company had state tax credit carryforwards of $2,835,000 of which $583,000 begin to expire in 2009 and $2,252,000 are available indefinitely.

At December 31, 2006 the Company had $59,742,000 of federal net operating loss carryforwards which will expire beginning in 2023. The Company also had state net operating loss carryforwards of $70,061,000, which begin to expire in 2013.

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

10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases its corporate headquarters and manufacturing facilities under various non-cancelable operating leases expiring through January 2011. See Note 12 for a discussion of restructuring charges recorded related to these leases.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

Minimum lease commitments as of December 31, 2006 under non-cancelable leases are as follows (in thousands):

Operating Leases
Lease payments:
2007	$4,324
2008	4,416
2009	4,442
2010	3,117
2011	142
Remaining years	—
Total	$16,441

Rent expense in 2006, 2005 and 2004 was $3.3 million, $3.1 million and $3.2 million, respectively.

The Company subleases to third parties approximately 31,800 square feet of its abandoned leased space under non-cancelable operating leases expiring through January 2008. This sublease income is incorporated in the restructuring charges related to our lease loss accruals.

Minimum sublease income commitments as of December 31, 2006 under non-cancelable leases are as follows (in thousands):

Operating Leases
Sublease rental income:
2007	$462
2008	14
2009	—
2010	—
2011	—
Remaining years	—
Total	$476

Sublease rental income earned in 2006, 2005 and 2004 was $533,000, $424,000 and $759,000, respectively.

Environmental Remediation

Our current operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. The Company has an accrued liability of $61,000 as of December 31, 2006 to offset estimated program oversight, remediation actions and record retention costs. In 2005 the accrued liability was reduced by $100,000 when it was determined that the probability of an assessment for a prior violation was remote. Expenditures charged against the provision totaled $5,000, $9,000 and $14,000 in 2006, 2005 and 2004, respectively.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

The Company continues to be in compliance with the remedial action plans being monitored by various regulatory agencies at its former Palo Alto and Scotts Valley sites. The Company has entered into funded fixed price remediation contracts and obtained cost-overrun and unknown pollution conditions insurance coverage. The Company believes that it is remote that it would incur any significant liability beyond which it has recorded. The Company does ultimately retain responsibility for these environmental liabilities and in the unlikely event that the environmental firm and the insurance company do not meet their obligations.

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

10. COMMITMENTS AND CONTINGENCIES (Continued)

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

Other Contingencies

From time to time, the Company is involved in various legal actions which arise in the ordinary course of its business activities. Management does not currently believe that any adverse outcome from these matters would ultimately have a material impact on the Company’s results of operations or financial position. However, there can be no assurance that this will ultimately be the case.

11. EMPLOYEE BENEFIT PLANS

The Company has an Employees’ Investment 401(k) Plan that covers substantially all employees and provides that the Company match employees’ salary deferrals up to 3% of eligible employee compensation. The amounts charged to operations were $403,000, $414,000 and $391,000 in 2006, 2005 and 2004, respectively.

12. RESTRUCTURING CHARGES

Fourth Quarter 2006 Restructuring Plan

On October 30, 2006, the Company committed to a restructuring plan to close and exit the Company’s Milpitas fabrication facility (“fab”) during the first quarter of 2007. The Milpitas fab produces a substantial portion of the Company’s gallium arsenide semiconductor products and has substantial excess capacity. The Company’s lease of the fab expired on November 14, 2006 and in accordance with the terms of the lease the Company is continuing the lease on a month-to-month basis until the closure is complete.

The Company formed a strategic foundry relationship with Global Communication Semiconductors, Inc. (“GCS”) to second-source the manufacturing of its GaAs and InGaP HBT wafers and GCS will become the sole source for these products after closing of the Milpitas fab. The Company plans to produce additional wafer inventory from its Milpitas fab to be used as a buffer in the event of delayed qualifications from customers or ramp-up issues with GCS.

During the fourth quarter of 2006, a restructuring charge of $174,000 was recognized related to employee severance under the plan, which was offset by reversals of restructuring accruals of approximately $460,000.

Fourth Quarter 2002 Restructuring Plan

Over the course of 2002, the Company began to design and manufacture semiconductors utilizing additional manufacturing technologies at external wafer fabrication foundries. The Company believed that this approach was required in order to continue to offer competitive products and expected that a greater number of its future products would be developed in this fashion. The Company at that time believed that

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. RESTRUCTURING CHARGES (Continued)

this business strategy offered considerable other advantages such as allowing it to focus its resources on product development and marketing, minimizing capital expenditures, reducing operating expenses, allowing it to continue to offer competitive pricing, reducing time to market, reducing technology and product risks and facilitating the migration of the Company’s products to new process technologies, which reduce costs and optimize performance. On December 17, 2002, the Company’s Board of Directors approved a plan to completely outsource the Company’s internal wafer fabrication within one year and close its own wafer fabrication facility (the “fab closure”), which was subsequently modified in 2003 and 2004 as described below.

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

During the fourth quarter of 2003 the Company decided that additional time would be needed to affect the complete outsourcing of its internal wafer fabrication due to an unplanned increase in near-term product demand and additional qualification procedures associated with outsourced wafer fabrication. The Company planned to continue to operate its fab through April 2004. As such, the additional four months of rent and facility costs would be incurred as an operating expense resulting in an approximate $364,000 reduction in the lease loss accrual.

During the second quarter of 2004, the Company delayed the closure of its internal wafer fabrication facility (“fab”) for a minimum of three additional months to assess the integration of the EiC acquisition (see Note 4) into its existing operations which resulted in a $430,000 reduction in its lease loss accrual. During the third quarter of 2004, the Company decided not to close its fab as the Company believed that integrating the newly acquired fab from EiC with its pre-existing fab would offer the Company certain benefits over outsourcing the pre-existing fab. As such, the Company reversed the remainder of this lease loss accrual of $3.6 million in the second quarter of 2004.

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

Third Quarter 2002 Restructuring Plan

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

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. RESTRUCTURING CHARGES (Continued)

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

During the fourth quarter of 2006, after reviewing current information regarding reduced facility operating costs, the Company revised its lease loss assumptions resulting in a reversal of $487,000 of the lease loss.

As of December 31, 2006, the maximum potential amount of the lease loss for this property is $5.3 million.

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

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. RESTRUCTURING CHARGES (Continued)

As of December 31, 2006, the maximum potential amount of the lease loss for this property is $9.1 million which is partially offset by $481,000 of minimum sublease income commitments under non-cancelable sublease rental agreements and $152,000 of estimated net sublease income.

The following table summarizes restructuring accrual activity recorded during the years 2004 though December 31, 2006 (in thousands):

	Q3 2001
	Restructuring							Q4
	Plan	Q3 2002 Restructuring Plan			Q4 2002 Restructuring Plan			2006
	Lease	Workforce	Lease	Asset	Workforce	Lease	Asset	Restructuring
	Loss	Reduction	Loss	Impairment	Reduction	Loss	Impairment	Plan	Total
Balance at January 1, 2004	$11,511	$—	$9,941	$—	$253	$3,921	$—	$—	$25,626
2004 additional charge (credit)	538	—	(377)	—	(85)	(3,921)	—	—	(3,845)
Non-cash charges	12	—	30	—	—	—	—	—	42
Cash payments	(1,003)	—	(1,233)	—	(168)	—	—	—	(2,404)
Balance at December 31, 2004	11,058	—	8,361	—	—	—	—	—	19,419
2005 additional charge (credit)	—	—	—	—	—	—	—	—	—
Non-cash charges	46	—	8	—	—	—	—	—	54
Cash payments	(1,420)	—	(1,277)	—	—	—	—	—	(2,697)
Balance at December 31, 2005	9,684	—	7,092	—	—	—	—	—	16,776
2006 additional charge (credit)	—	—	—	—	—	—	—	—	—
Non-cash charges (reversals)	27	—	(487)	—	—	—	—	174	(286)
Cash payments	(1,291)	—	(1,314)	—	—	—	—	—	(2,605)
Balance at December 31, 2006	$8,420	$—	$5,291	$—	$—	$—	$—	$174	$13,885

(1)          Non-cash charges related to the Q3 2001 Restructuring Plan lease loss represents $2.5 million of tenant improvements deemed no longer realizable.

(2)          Non-cash charges related to the Q3 2002 Restructuring Plan lease loss represents $3.2 million of tenant improvements deemed no longer realizable net of a $310,000 write-off of accrued deferred rent.

Of the accrued restructuring charge at December 31, 2006, the Company expects $3.2 million of the lease loss to be paid out over the next twelve months. As such, this amount is recorded as a current liability and the remaining $10.7 million to be paid out over the remaining life of the lease of approximately four years is recorded as a long-term liability.

13. BUSINESS SEGMENT REPORTING

In 1997, the Company adopted SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” As an integrated products provider, the Company currently has one reportable segment. The Company’s Chief Operating Decision Maker (“CODM”) is the CEO. While the Company’s CODM monitors the sales of various products, operations are managed and financial performance evaluated based upon the sales and production of multiple products employing common manufacturing and research and

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. BUSINESS SEGMENT REPORTING (Continued)

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

Sales to individual customers representing greater than 10% of Company consolidated sales during at least one of the past three years are as follows (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Richardson Electronics, Ltd (1)	$21,278	$14,194	$16,681
Celestica	8,224	4,060	3,768

(1)          Richardson Electronics, Ltd is the worldwide distributor of the Company’s line of RF semiconductor products

Sales to unaffiliated customers by geographic area are as follows (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
United States	$23,500	$17,800	$20,904
Export Sales from United States:
Europe	5,048	1,632	2,435
Thailand	4,984	1,667	844
Republic of Korea	2,203	1,775	599
China	9,877	6,777	4,492
Other	3,167	1,946	3,062
Total	$48,779	$31,597	$32,336

Long-lived assets located outside of the United States are insignificant.

14. LOSS PER SHARE CALCULATION

Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods. The net loss per share calculation is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Net loss (numerator)	$(8,404)	$(20,988)	$(9,081)
Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	66,408	64,162	60,397
Basic and diluted net loss per share from operations	$(0.13)	$(0.33)	$(0.15)

For the years ended December 31, 2006, 2005 and 2004, the incremental shares from the assumed exercise of 8,888,280, 9,366,759 and 13,727,396 stock options, respectively, and 64,648, 65,936 and 158,601

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. LOSS PER SHARE CALCULATION (Continued)

shares for the years ended December 31, 2006, 2005 and 2004, respectively, related to contributions under the Employee Stock Purchase Plan for pending purchases were not included in computing the dilutive per share amounts because operations resulted in a loss and the effect of such assumed exercise would be anti-dilutive.

15. RELATED PARTY TRANSACTIONS

On January 31, 2000, the Company entered into a management agreement with Fox Paine & Company, LLC (“Fox Paine”). Fox Paine was the majority stockholder in the Company at that time. Under that agreement, the Company would pay Fox Paine a management fee in the amount of 1% of the prior year’s income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (losses) of minority investments, calculated without regard to the fee. Due to the Company’s loss incurred in 2005, 2004 and 2003, no management fee was paid to Fox Paine for the years ended December 31, 2006, 2005 and 2004, respectively. In exchange for its management fee, Fox Paine assists the Company with its strategic planning, budgets and financial projections and helps the Company identify possible strategic acquisitions and to recruit qualified management personnel. Fox Paine also helps develop and enhance customer and supplier relationships on behalf of the Company and consults with management on various matters including tax planning and public relations strategies, economic and industry trends and executive compensation. In connection with this agreement, the Company has agreed to indemnify Fox Paine against various liabilities that may arise as a result of the management services it will perform. The Company has also agreed to reimburse Fox Paine for its expenses incurred in providing these services. The Company paid Fox Paine $29,000, $29,000 and $108,000 for the reimbursement of expenses incurred by Fox Paine in 2006, 2005 and 2004, respectively. The Company also paid Fox Paine $700,000 in July of 2004 for investment banking services rendered in connection with the EiC Acquisition that was completed on June 18, 2004 (see Note 4).

16. QUARTERLY FINANCIAL DATA—UNAUDITED

The following table sets forth, for the periods presented, selected data from our consolidated statements of operations on a quarterly basis. The consolidated statements of operations data have been derived from our unaudited consolidated financial statements. In the opinion of management, these

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. QUARTERLY FINANCIAL DATA—UNAUDITED (Continued)

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

	Three Months Ended
	April 2,	July 2,	October 1,	Dec. 31,
	2006	2006	2006	2006
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$12,341	$12,412	$12,741	$11,285
Cost of goods sold	6,140	5,713	5,648	6,203 (4)
Gross profit	6,201	6,699	7,093	5,082
Operating expenses:
Research and development	5,147	4,642	4,235	4,305 (4)
Selling and administrative	5,365	3,892	4,423	4,189 (4)
Restructuring reversals	—	—	—	(286)
Total operating expenses	10,512	8,534	8,658	8,208
Loss from operations	(4,311)	(1,835)	(1,565)	(3,126)
Interest income	292	295	327	327
Interest expense	(30)	(16)	(14)	(23)
Other income/expense—net	3	1	2	(97)
Loss from operations before income taxes	(4,046)	(1,555)	(1,250)	(2,919)
Income tax benefit	(1,289)	—	(77)	—
Net loss	$(2,757)	$(1,555)	$(1,173)	$(2,919)
Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.02)	$(0.04)
Basic and diluted average shares	65,707	66,017	66,687	67,229

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. QUARTERLY FINANCIAL DATA—UNAUDITED (Continued)

	Three Months Ended
	April 3,	July 3,	Oct. 2,	Dec. 31,
	2005	2005	2005	2005
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$7,774	$4,023 (1)	$8,094	$11,706
Cost of goods sold	4,348	2,870	3,774	5,914
Gross profit	3,426	1,153	4,320	5,792
Operating expenses:
Acquired in-process research and development(2)	3,400	—	—	—
Research and development	4,743	4,397	4,451	4,480
Selling and administrative	3,189	4,824 (3)	3,632	3,650
Total operating expenses	11,332	9,221	8,083	8,130
Loss from operations	(7,906)	(8,068)	(3,763)	(2,338)
Interest income	240	261	272	275
Interest expense.	(23)	(24)	(29)	(20)
Other income—net	5	3	3	3
Loss from operations before income taxes	(7,684)	(7,828)	(3,517)	(2,080)
Income tax (benefit)/provision	—	—	(123)	3
Net loss	$(7,684)	$(7,828)	$(3,394)	$(2,083)
Basic and diluted net loss per share	$(0.12)	$(0.12)	$(0.05)	$(0.03)
Basic and diluted shares used to calculate net loss per share	63,027	64,055	64,516	65,084

1)               Effective for the Company’s second quarter ended July 3, 2005, the Company changed the application of its revenue recognition policy regarding its distributors (see Note 2 to the consolidated financial statements). This change in application resulted in a $4.1 million revenue deferral in the Company’s second quarter of 2005.

2)               During the first quarter of 2005, $3.4 million of the purchase price for the acquisition of Telenexus, Inc. was allocated to acquired in-process research and development expense  (see Note 4 to the consolidated financial statements).

3)               The second quarter of 2005 includes a $1.2 million charge for separation expenses related to the Company’s former CEO.

4)               During the fourth quarter of 2006, the Company identified and corrected an error in its methodology used during the first three quarters of 2006 for accounting for forfeitures under SFAS 123R, which accounting was adopted effective January 1, 2006. The correction of the error resulted in a cumulative stock-based compensation charge of approximately $126,000, which was recorded in the fourth quarter of 2006. Management has determined that the impact of correcting the error in the fourth quarter is not material.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9a.                 CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles due to the material weaknesses described below (the results of management’s assessment were reviewed with the Audit Committee). Not withstanding these material weaknesses, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position as of, and the consolidated results of operations for the year ended, December 31, 2006.

During the preparation of our financial statements for the quarterly period ended October 1, 2006, we determined that we had not properly accrued cash bonuses earned under employment agreements, including executive officers. As a result, management concluded, after discussions with the Audit Committee of the Company’s Board of Directors, that we should restate our previously filed financial statements for the quarterly periods ended April 2, 2006 and July 2, 2006 in order to correct these errors. As a result of our determination that the errors should be corrected and that previously filed financial statements should be restated, management concluded that there was a material weakness in our internal control over financial reporting. Although we have already taken some actions to remediate the material weakness described above, including the retention of a skilled outside resource to advise us on such matters and processes, we believe that further action is required to complete its remediation, including the need to develop and implement enhanced processes. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting other than those described above.

In connection with the preparation of our financial statements for the year ended December 31, 2006, we have identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2006. We did not maintain a sufficient number of qualified resources with the required proficiency to apply our accounting policies in accordance with generally accepted accounting principles of the United States of America. This control deficiency resulted in adjustments, including audit adjustments, recorded in the financial statements, affecting revenue, restructuring accruals, operating expenses and SFAS 123R expenses. This control deficiency could result in misstatements of our financial statements and disclosures that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  We are currently evaluating further actions required to remediate this material weakness.

Although we believe we will be able to adequately address the above material weaknesses, we cannot guarantee that the measures we take will remediate the material weaknesses that we have identified, or that any additional material weaknesses will not arise in the future.

Changes in Internal Control Over Financial Reporting.

Other than the material weaknesses described above, there has been no change in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9b.                 OTHER INFORMATION

None.

PART III

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in the registrant’s Form 10-K/A and is incorporated herein by reference.

Item 11.                 EXECUTIVE COMPENSATION

The information required by this item will be set forth in the registrant’s Form 10-K/A and is incorporated herein by reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the registrant’s Form 10-K/A and is incorporated herein by reference.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the registrant’s Form 10-K/A and is incorporated herein by reference.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the registrant’s Form 10-K/A and is incorporated herein by reference.

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

Schedule II—Valuation and Qualifying Accounts

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
10.14

Acquisition related agreements by and among WJ Communications, Inc., WJ Newco, LLC, Telenexus, Inc. and Richard J. Swanson, Wilfred K. Lau, David Fried, Kurt Christensen and Mark Sutton dated January 28, 2005

		8-K	000-31337	2.1 and 4.1	2/3/05
10.15††	Employment Agreement by and between WJ Communications, Inc. and Richard J. Swanson dated January 28, 2005	8-K	000-31337	10.1	2/3/05
10.16††	Employment Agreement by and between WJ Communications, Inc. and Wilfred K. Lau dated January 28, 2005	8-K	000-31337	10.2	2/3/05
10.17	Employment agreement between the Registrant and Javed S. Patel	10-Q	000-31337	10.1	5/18/05
10.18*	Employment agreement between the Registrant and Neil Morris, Ph.D.	10-Q	000-31337	10.2	5/18/05
10.19*	Employment agreement between the Registrant and Robert J. Bayruns	10-Q	000-31337	10.3	5/18/05

10.20	Acquisition related agreements by and among WJ Communications, Inc., WJ Newco, LLC, Telenexus, Inc. and Richard J. Swanson, Wilfred K. Lau, David Fried, Kurt Christensen and Mark Sutton dated January 28, 2005 to refile Exhibit 2.1 to include certain information that was previously redacted pursuant to a confidential treatment request. The Exhibit 2.1 attached hereto supersedes in its entirety the exhibit previously filed on Form 8-K on February 3, 2005.	8-K/A	000-31337	2.1	6/24/05
10.21	Employment Agreement, dated as of June 28, 2005, by and between the Registrant and Bruce W. Diamond	8-K	000-31337	10.2	7/1/05
10.22	Employment agreement, dated October 19, 2005, by and between the Company and Haresh P. Patel	8-K	000-31337	10.1	10/28/05
10.23	Amendment No. 4 to Loan and Security Agreement by and between the Company and Comerica Bank dated December 27, 2005	8-K	000-31337	10.1	1/3/06
10.24*†	Employment Agreement, dated as of December 21, 2005, by and between the Registrant and Mark S. Knoch	10-K	000-31337	10.27	3/31/06
10.25*	Employment Agreement, dated as of January 13, 2006, by and between the Registrant and Morteza Saidi	10-K	000-31337	10.28	3/31/06
10.26*†	Employment Agreement dated as of March 1, 2006, by and between the Registrant and R. Gregory Miller.	10-Q	000-31337	10.1	5/17/06
10.27*	First Amendment to the Amended and Restated WJ Communications, Inc. 2000 Non-Employee Director Stock Compensation Plan.	10-Q	000-31337	10.1	8/10/06
10.28*	Second Amendment to the WJ Communications, Inc. 2001 Employee Stock Purchase Plan.	10-Q	000-31337	10.2	8/10/06
10.29†	Wafer Manufacturing and Supply Agreement between Registrant and Global Communication Semiconductors, Inc.	10-Q	000-31337	10.1	11/17/06
10.30	Amended and Restated 2000 Stock Incentive Plan	10-Q	000-31337	10.1	8/6/06
10.31	Performance Accelerated Restricted Stock Unit Agreement (CIC)	10-Q	000-31337	10.2	8/6/06
10.32	Performance Accelerated Restricted Stock Unit Agreement	10-Q	000-31337	10.3	8/6/06

10.33	Letter Agreement between the Company and Comerica Bank regarding the extension of the Credit Facility	8-K	000-31337	10.1	1/4/07
10.34	Fifth Amendment to Amended and Restated Loan and Security Agreement	8-K	000-31337	10.1	1/29/07
10.35	Letter Agreement with Comerica Bank	8-K	000-31337	10.2	1/29/07
21.1	Subsidiaries of the registrant					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page)					X
31.1	Certification of Bruce W. Diamond, Chief Executive Officer (principal executive officer), pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.2	Certification of R. Gregory Miller, Interim Chief Financial Officer (principal financial officer), pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.1	Certification of Bruce W. Diamond, principal executive officer, Pursuant To 18 U.S.C. Section 1350.					X
32.2	Certification of R. Gregory Miller, principal financial officer, Pursuant To 18 U.S.C. Section 1350.					X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 28th day of March 2007.

WJ COMMUNICATIONS, INC.
(Registrant)
Date March 28, 2007	By:	/s/ BRUCE W. DIAMOND
Bruce W. Diamond
President and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of WJ Communications, Inc., do hereby constitute and appoint Bruce W. Diamond, and R. Gregory Miller, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ BRUCE W. DIAMOND	President, Chief Executive Officer	3/28/2007
Bruce W. Diamond	(principal executive officer) , Director
/s/ R. GREGORY MILLER	Chief Financial Officer	3/28/2007
R. Gregory Miller	(principal financial officer)
/s/ W. DEXTER PAINE, III	Chairman of the Board	3/28/2007
W. Dexter Paine, III
/s/ MICHAEL E. HOLMSTROM	Director	3/28/2007
Michael E. Holmstrom
/s/ LIANE J. PELLETIER	Director	3/28/2007
Liane J. Pelletier
/s/ JACK G. LEVIN	Director	3/28/2007
Jack G. Levin
/s/ PATRICE M. DANIELS	Director	3/28/2007
Patrice M. Daniels
/s/ CATHERINE P. LEGO	Director	3/28/2007
Catherine P. Lego
/s/ ROBERT WHELTON	Director	3/28/2007
Robert Whelton

SCHEDULE II

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004
(in thousands)

	Balance at	Charged (Credits)	Balance at
	Beginning of	to Costs and	Recoveries/	End of
Description	Period	Expenses	(Write-offs)	Period
Year ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$15	$54	$(20)	$49
Sales return allowance	73	528	(482)	119
Ship & debit allowance	34	504	(289)	249
Warranty reserve	40	21	(31)	30
Total	$162	$1,107	$(822)	$447
Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$79	$32	$(96)	$15
Sales return allowance	74	511	(512)	73
Distributor stock rotation reserve	338	26	(364)	—
Ship & debit allowance	5	89	(60)	34
Warranty reserve	54	22	(36)	40
Total	$550	$680	$(1,068)	$162
Year ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$21	$51	$7	$79
Sales return allowance	75	760	(761)	74
Distributor stock rotation reserve	196	847	(705)	338
Ship & debit allowance	29	35	(59)	5
Warranty reserve	36	76	(58)	54
Total	$357	$1,769	$(1,576)	$550