Form 10-K/A
period 2006-12-31
WJ COMMUNICATIONS INC
filed 2007-04-26
CIK 105006

UNITED STATES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K/A or any amendment to the Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A is to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 28, 2007 to timely provide the information required by Part III, Items 10 through 14.

This report also contains new certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934 for amendments. Except as otherwise expressly stated herein, this Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the original 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

We are also concurrently filing a Current Report on Form 8-K on this date to report that we intend to correct and restate our previously issued financial statements for the fiscal year ended December 31, 2006 and related disclosures which were contained in our original Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007. For this reason, the consolidated financial statements and related financial information for the affected periods contained in such Form 10-K should no longer be relied upon. Additional information regarding the decision to restate can be found in our Form 8-K filed with the Securities and Exchange Commission concurrently with this Amendment No. 1 on Form 10-K/A.

PART III

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers (ages are as of March 21, 2007):

Name	Age	Position
W. Dexter Paine, III	46	Chairman of the Board
Bruce W. Diamond	47	President, Chief Executive Officer and Director
Patrice M. Daniels	46	Director
Michael E. Holmstrom	64	Director
Catherine P. Lego	50	Director
Jack G. Levin	59	Director
Liane J. Pelletier	49	Director
Robert Whelton	67	Director
R. Gregory Miller	55	Vice President, Chief Financial Officer
Rainer N. Growitz	51	Vice President, Finance and Secretary
Mark S. Knoch	43	Vice President, Operations
Haresh P. Patel	45	Senior Vice President, Sales and Marketing
Morteza Saidi	54	Vice President, Engineering

Directors of the Company

W. Dexter Paine, III, the Chairman of the Board of Directors and a director since January 2000, is the co-founder of Fox Paine & Company, LLC and has been its President since its inception in 1997. Mr. Paine also serves as a director of  Byram Healthcare Centers, Inc, Wire Rope Corporation of America and Paradigm Geotechnology B.B. From 1994 until founding Fox Paine, Mr. Paine served as a senior partner of Kohlberg & Company. Prior to joining Kohlberg & Company, Mr. Paine served as a general partner at Robertson Stephens & Company. Mr. Paine has a B.A. in economics from Williams College.

Bruce W. Diamond was appointed President, Chief Executive Officer of WJ Communications in June 2005 and has served as a director since July 2003. Mr. Diamond has the strategic and overall operating responsibility for WJ Communications. From November 2002 to June 2005, Mr. Diamond served as Chief Operating Officer and Executive Vice President for ZiLOG, Inc., a provider of integrated 8-bit microcontrollers (MCU) and universal remote control solutions. From January 2001 through October 2002 he served as President and Chief Operating Officer for Sipex, Inc., an analog semiconductor company, where he was responsible for day-to-day operations including development of the optical storage, power and interface products. From October 1997 to December 2000, Mr. Diamond served as Senior Vice President of Operations for ANADIGICS, Inc., an RF based semiconductor integrated circuit company, where he was responsible for building an industry leading GaAs (Gallium Arsenide) wafer fabrication facility. He also held various senior positions within National Semiconductor Corporation. Mr. Diamond received his B.S. degree in electrical engineering from the University of Illinois at Champaign-Urbana.

Patrice M. Daniels, a director since May 2006, has been Senior Vice President, Originations, for GE Capital since June 2006. From November 2005 until June 2006, she served as Chief Operating Officer of International Education Corporation, a private post-secondary education company. From its founding in 2001 until 2005, Ms. Daniels was a partner of Onyx Capital Ventures, L.P., a private equity investment firm. She previously served as Managing Director, Corporate and Leveraged Finance for CIBC World Markets and Bankers Trust Company, investment-banking firms. Ms. Daniels is a member of the board of directors of Cenveo, Inc. (NYSE:CVO) and serves as a member of the board of directors of CB Richard

Ellis Group, Inc. (NYSE:CBG). She holds a B.S. from the University of California, Berkeley and an M.B.A. from the University of Chicago Graduate School of Business.

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

Catherine P. Lego, a director since October 2004, is currently Managing Partner of The Photonics Fund which is focused on investing in early stage component, module and systems companies in the fiber optic telecommunications market since December 1999. Ms. Lego also serves on the Board of Directors of SanDisk Corporation (NasdaqGS:SNDK) and LAM Research Corporation (NasdaqGS:LRCX). Prior to forming The Photonics Fund, Ms. Lego provided consulting services to early stage electronic companies at Lego Ventures and was a General Partner at Oak Investment Partners. Prior to Oak Investment Partners, Ms. Lego was a CPA with Coopers and Lybrand. She received her M.S. from NY University School of Business and her B.A. from Williams College.

Jack G. Levin, a director since July 2004, was previously the Chief Operating Officer with Fox Paine and Company from February 2004 through March 2005. Prior to joining Fox Paine, Mr. Levin was a founder and served as a managing member of Kalkhoven, Pettit and Levin Ventures, LLC, a venture capital firm focused on the fiber optic and telecommunications industry since 2001. Previously, Mr. Levin was a partner of, and Director of Legal and Regulatory Affairs for Montgomery Securities. During his 17 years at Montgomery Securities (and it’s successor firm, Banc of America Securities, LLC), Mr. Levin was an active member of the investment banking commitment committee, the investment committees of the firm’s venture capital partnerships and the managing partner of MontWest Capital Partners, a joint venture of Montgomery Securities and Westinghouse Financial Corporation, established to do leveraged buyouts. Mr. Levin attended Amherst College (A.B., Political Science, Cum Laude, John Woodruff Simpson Fellowship Award, 1969) and the Columbia University School of Law, (J.D., Harlan Fiske Stone Scholar, 1973). Mr. Levin is a retired member of the Bar of the State of New York.

Liane J. Pelletier, a director since October 2003, serves as Chairwoman, Chief Executive Officer and President of Alaska Communications Systems Group Inc. (NasdaqGM: ALSK). Prior to joining Alaska Communications Systems Group in October 2003, Ms. Pelletier was with Sprint Corporation for 17 years, where she served in numerous capacities including Chief Integration Officer and Senior Vice President, Corporate Strategy & Business Development. Ms. Pelletier also served as a Vice President in a wide variety of departments, including corporate strategy, customer acquisition and retention, and marketing positions to both business and consumer customers. Before joining Sprint, Ms. Pelletier worked as a consultant at Touche Ross and Temple, Barker, Sloane. Ms. Pelletier has an M.B.A from M.I.T. and B.A. from Wellesley College.

Robert Whelton, a director since February 2006, is currently Executive Vice President of Operations for Micrel, Inc. (NasdaqGS:MCRL), a leading manufacturer of integrated circuit solutions for the worldwide analog, ethernet and high bandwidth markets. Prior to joining Micrel in January 1998, Mr. Whelton was the Executive Vice President of Operations for Micro Linear Corp., a fabless semiconductor company specializing in wireless integrated circuits. Prior to joining Micro Linear Corp., he was employed by National Semiconductor Corp., where he served as Vice President of the Analog division. Mr. Whelton received his B.S.E.E. from the University of California, Berkeley and his M.S.E.E. from the University of Santa Clara.

Executive Officers of the Company

Bruce W. Diamond was appointed President and Chief Executive Officer of WJ Communications in June 2005. Mr. Diamond’s previous work experience is described above.

R. Gregory Miller was appointed Vice President and Chief Financial Officer of WJ Communications in April 2006. Mr. Miller is responsible for finance and accounting, investor relations and corporate development. Mr. Miller served most recently as Vice President and Chief Financial Officer of California Micro Devices Corporation (NasdaqGM:CAMD), a leading supplier of application-specific analog semiconductor products. Prior to that, he served as Chief Financial Officer at Summit Microelectronics, Inc. He has also held senior financial positions at LSI Logic Corporation (NYSE:LSI), National Semiconductor Corporation (NYSE:NSM), and Texas Instruments, Inc. (NYSE:TXN). Mr. Miller received his B.S.E. degree from the University of Michigan. He holds two Master’s degrees, one in Business Administration from Duke University and another in Engineering from the University of Michigan. He is also a certified public accountant.

Rainer N. Growitz served as our Interim Chief Financial Officer from August 2005 until April 2006. Mr. Growitz was appointed Vice President Finance and Secretary following our recapitalization merger in January 2000 and is responsible for corporate financial planning and forecasting for WJ Communications. From 1997 until January 2000, Mr. Growitz served as Director of Finance. He joined WJ Communications in 1978 and has held a variety of finance, contracts and managerial positions. Mr. Growitz received a B.S. in Accounting from San Jose State University.

Mark S. Knoch was appointed Vice President of Operations of WJ Communications in August of 2005 and is responsible for overseeing the manufacturing of RF semiconductor and RFID products. Prior to joining WJ Communications, Mr. Knoch was Vice President of Operations at ZiLOG, Inc. (“ZiLOG”) where he was responsible for all manufacturing and supply chain activities for the company. While at ZiLOG, he also served as President of ZiLOG’s manufacturing facility in the Philippines. Prior to joining ZiLOG in 2004, he served as Vice President, Supply Chain for Sipex, Inc., an analog semiconductor company, where he managed the supply chain and order fulfillment from 2001 to 2004. Mr. Knoch also held senior planning and operations positions at ANADIGICS, Inc., American Microsystems Incorporated, and Advanced Micro Devices. Mr. Knoch received his B.S. in Electrical Engineering from Kansas State University.

Haresh P. Patel was appointed Senior Vice President of Sales and Marketing of WJ Communications in October 2005. Previously, Mr. Patel served as Vice President of Worldwide Sales and Marketing at Agilent Technology’s  Semiconductor Division. Prior to joining Agilent Technology in 2000, Mr. Patel was with PMC-Sierra Inc. a leader in datacom, telecom and storage semiconductor products where he served as Vice President of Worldwide Sales beginning in 1997. Mr. Patel has also held various sales and product management positions at Hyundai, Fujitsu, and Texas Instruments. He received his B.S. degree in Electrical Engineering from the University of Notre Dame.

Morteza Saidi was appointed Vice President of Engineering of WJ Communications in January 2006. Mr. Saidi is responsible for directing and managing the engineering groups within the Company including developing new technologies and new products for the wireless and RFID markets. From 2004 to 2006 he served as founder and Chief Executive Officer of S-Communications, a fabless semiconductor company. Prior to that Mr. Saidi served as a consultant for PCI Communications from 2003 to 2004. Previously, Mr. Saidi co-founded Resonext Communications in 2000 and where he served as Chief Technology Officer and Vice President of RF and Analog until the company was acquired by RF Micro Devices in December 2002. Previously, he was the director of RF development at VLSI Technology. In addition, Mr. Saidi has held a number of management positions with Philips Semiconductor, has published a number of articles in the technical journals, and has assisted in filing 30 patents. Mr. Saidi received both his Bachelor of Science degree and Masters of Science in Electrical Engineering from the University of Michigan.

Audit Committee and Audit Committee Financial Expert

The Audit Committee is currently composed of directors Holmstrom, Daniels and Lego. The Board of Directors has determined that Mr. Holmstrom, Ms. Daniels and Ms. Lego are “independent directors” as that term is defined in Rule 4200(15) of the Nasdaq Marketplace Rules. Our Board of Directors has determined that Mr. Holmstrom qualifies as an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K. Shareholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Holmstrom’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Holmstrom any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

For the fiscal year ended December 31, 2006, we believe, based solely on a review of Forms 3, 4 and 5 (including amendments) with which it has been furnished, that all filings required pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, relating to us were timely made.

Code of Ethics

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller, responsive to Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC. A copy of our code of ethics which is captioned “Senior Financial Officer Code of Business Conduct and Ethics Policy” is posted and publicly available on our internet website at  www.wj.com . This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this report. If there are any amendments to or waivers, of the code of ethics, we intend to promptly disclose within four business days the nature of any such amendment or waiver on our website.

Item 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and content in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the tables and narrative that follow.

The Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) has principal responsibility to evaluate, recommend, approve and review executive officer compensation arrangements, plans, policies and programs maintained by the Company, and to administer the Company’s cash-based and equity-based compensation plans. The Committee’s goal is to ensure that the total compensation paid to our executive officers, including our Chief Executive Officer and our Chief Financial Officer, is fair, reasonable and competitive.

Our compensation program for executive officers is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that we expect. It is also designed to link rewards to measurable company and individual performance when possible.

General Compensation Philosophy and Objectives

Our compensation philosophy is simple: we have a competitive total rewards program aimed at attracting, retaining and motivating “A” players. We also believe in utilizing performance based measures to align the employee incentives with long-term shareholder value creation.

The Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific semi-annual, long-term and strategic goals by the Company, and one that aligns executives’ interests with those of the shareholders by rewarding performance that meets or exceeds established goals, with the ultimate objective of improving shareholder value. The Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. Our executive officers’ compensation currently has three primary components—(i) base compensation or salary, (ii) semi-annual cash bonuses under a performance-based, non-equity incentive plan, and (iii) equity awards in the form of performance-accelerated restricted stock unit awards (“PARSUs”) granted pursuant to our Amended and Restated 2000 Stock Incentive Plan. We fix executive officer base compensation at a level we believe enables us to hire and retain individuals in a competitive environment and to reward satisfactory individual performance and a satisfactory level of contribution to our overall business goals. We also take into account the base compensation that is payable by companies that we believe to be our competitors and by other private and public companies with which we believe we generally compete for executives. To this end, with the help of Radford Consulting, an outside human resources consulting firm, we access a number of executive compensation surveys and other databases and review them when making critical executive officer hiring decisions and annually when we review executive compensation. We designed our executive bonus plan to focus our management on achieving key company financial objectives, to motivate certain desired individual behaviors and to reward substantial achievement of these company financial objectives and individual goals. We utilize cash bonuses to reward performance achievements with a time horizon of one year or less and we utilize salary as the base amount necessary to match our competitors for executive talent. In 2006, we utilized stock options and PARSUs to reward long-term performance, with excellent company performance and extended officer tenure producing potentially significant incentive value for the officer. In July 2006, based on the recommendation of Radford Consulting, we determined that PARSUs would be our primary method for delivery of equity compensation in the future.

We view the foregoing components of compensation as related but distinct. Although the Committee does review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on competitive benchmarking consistent with our recruiting and retention goals, our view of internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance. We believe that, as is common in the technology sector, equity is the primary compensation-related motivator in attracting and retaining employees and that salary and bonus levels are secondary considerations to most employees. Except as described below, we have not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. However, our Committee’s philosophy is to make a greater percentage of an employee’s compensation performance-based as he or she becomes more senior and to keep cash compensation at a reasonable competitive level while also providing the opportunity to be well rewarded through equity if the company performs well over time.

The Committee’s current intent is to perform an annual strategic review of our executive officers’ compensation to determine whether they provide adequate incentives and motivation to our executive officers and whether they adequately compensate our executive officers relative to comparable officers in other companies with which we compete for executives. These companies may or may not be public companies or even in all cases technology companies. The Committee’s most recent review occurred in July 2006. Committee meetings typically have included, for all or a portion of each meeting, not only the Committee members but also our Chief Executive Officer and our Director of Human Resources. The Committee makes all compensation decisions (including the establishment of salary and bonus levels and the award of bonus and equity grants) for the executive officers. As required under NASDAQ rules, the Chief Executive Officer does not participate in the deliberation and approval process with respect to his compensation. The Chief Executive Officer and Director of Human Resources annually review the performance of each executive officer (other than the Chief Executive Officer whose performance is reviewed by the Committee). The conclusions reached and recommendations based on these reviews, including those with respect to salary adjustments and annual award amounts, are presented to the Committee. The Committee exercises its discretion in accepting or modifying any recommended adjustments or awards to executives.

We account for equity compensation paid to our executives and employees under the rules of SFAS No. 123R, which require us to estimate and record an expense over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. Unless and until we achieve sustained profitability, the availability to us of a tax deduction for compensation expense will not be material to our financial position. We structure cash bonus compensation so that it is taxable to our executives at the time it becomes available to them. We currently intend that all cash compensation paid will be tax deductible for us. With respect to equity compensation awards, any gain recognized by employees from nonqualified options should be deductible. However, to the extent that an option constitutes an incentive stock option gain recognized by the optionee, it will be deductible if there is a disqualifying disposition by the optionee. In addition, if we grant restricted stock or restricted stock unit awards that are not subject to performance vesting, they may not be fully deductible by us at the time the award is otherwise taxable to the employee.

Our Peer Group and Benchmarking of Base Compensation and Equity Holdings

Based on the foregoing objectives, the Committee has structured the Company’s annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company and reward the executives for achieving such goals. In furtherance of this, Radford Consulting conducted an annual review of our total compensation program for executives. Radford Consulting provided the Committee with relevant market data and alternatives to consider when making compensation decisions for all executives.

In making compensation decisions, the Committee compares each element of total compensation against a peer group of publicly-traded companies (collectively, the “Compensation Peer Group”). The Compensation Peer Group companies were selected based on companies against which the Committee believes the Company competes for talent and for shareholder investment. The companies comprising the Compensation Peer Group are:

Actel Corporation	Adept Technology Inc.
Anadigics Inc.	Broadcom Corp.
California Micro Devices Corp.	Cirrus Logic Inc.
Conexant Systems Inc.	Freescale Semiconductor Inc.
Hi/Fn Inc.	Integrated Device Technology Inc.
Linear Technology Corp.	Maxim Integrated Products
Micrel Inc.	National Semiconductor Corp.
Pericom Semiconductor Corp.	Philips Semiconductors Inc.
Pixelworks Inc.	Quicklogic Corp
RF Micro Devices Inc.	Silicon Laboratories Inc.
Sirenza Microdevices Inc.	Texas Instruments Inc.
Transmeta Corp	Transwitch Corp
Triquent Semiconductor Inc.	Vitesse Semiconductor Corp
Zhone Technologies Inc.

For comparison purposes, our annual revenues are in the bottom quartile of the Compensation Peer Group. The large variance in size among the companies comprising the Compensation Peer Group is taken into account.

The Committee attempts to establish executive officers’ base salaries, annual bonus levels, and equity grants at levels between the 50th and 75th percentile of our Compensation Peer Group of executives with similar roles at our Compensation Peer Group. The Committee believes that the 50th percentile for base salaries is the lowest possible cash compensation level that would allow a company of our size to competitively attract and retain talented officers. The Committee realizes that using a benchmark may not always be appropriate but believes that it is the best alternative at this point in the life cycle of the Company. In instances where an executive officer is uniquely key to our success, the Committee may provide compensation in excess of these percentiles. The Committee’s judgments with regard to market levels of base compensation and aggregate equity holdings were based on a report obtained from Radford Consulting. The Committee’s choice of the foregoing percentiles to apply to the data in the report reflected consideration of our shareholders’ interests in paying what was necessary, but not significantly more than necessary, to achieve our company goals, while conserving cash and equity as much as practicable. The Committee believes that, given the industry in which we operate and the company culture that we have created, base compensation and equity at these percentage levels are generally sufficient to retain our existing executive officers and to hire new executive officers when and as required. Variations to this objective may occur as dictated by the experience level of the individual and market factors. These objectives recognize the Committee’s expectation that, over the long term, the Company should be in a position to generate shareholder returns in excess of the average of its Compensation Peer Group.

Cash Bonuses

Our Chief Executive Officer and our other executive officers each have annual target bonus opportunities set forth in their respective employment agreements of up to a certain percentage of their current annual base salary, based on achievement of certain financial or individual objectives. With respect to the Chief Executive Officer, the target bonus opportunity is up to 100% of his current annual base salary and with respect to the other named executive officers, the target bonus opportunities range from 60% to

35% of annual base salary depending upon the individual’s employment agreement with the Company. The dollar amounts of bonuses earned by our named executive officers under our 2006 bonus Plan described below is set forth in the Summary Compensation Table for 2006 under “Non-Equity Incentive Plan Compensation”.

The Company maintained a semi-annual cash bonus plan for fiscal 2006 (the “2006 Bonus Plan”), under which its employees, including the executive officers referenced above, were eligible for cash bonus awards. Bonus targets were established by our Committee based on the Company’s achievement of specified company and individual performance. The 2006 Bonus Plan established performance targets that ranged from 50% of the eligible bonus to 150% of the eligible bonus. Performance relative to the first half of 2006 Bonus Plan objectives resulted in an aggregate bonus payout of $408,000 which represented 84% attainment of the weighted objectives. For the second half of the 2006 Bonus Plan, the Company achieved a portion of the objectives sufficient to entitle executives to an aggregate of 61% of their target bonus. Certain of the executives covered under the plan waived the receipt of their bonus such that an aggregate of 25% or $83,000 of the earned bonus was paid. There can be no assurances that any executive will waive bonuses in the future and, as such, we may be required to pay out greater amounts in future periods.

During 2006 the Company objectives included revenue, number of new products introduced, design wins and earnings before interest, taxes and depreciation and amortization, (“EBITDA”). Performance is scored on a linear scale between the 50%, 100% and 150% points and then weighted based on a weighting fact to determine one overall Company performance factor. Any performance below the 50% goal is scored at a zero percent attainment and any scoring above the 150% goal is limited to a score of one hundred and fifty percent attainment before weighting. If the overall weighted score is below 50%, the Company performance is scored at a zero percent and there is no incentive earned during the period. If the scoring of individual objective is below fifty percent (50%), the performance will be scored at zero percent for that individual objective. If the weighted individual objective score is below fifty percent (50%) there will be no incentive earned during the period for that individual.

The Company expects to continue a semi-annual cash bonus plan for 2007 (the “2007 Bonus Plan”), under which its employees, including the executive officers referenced above, will be eligible for cash bonus awards. The Committee may, at its discretion, award a bonus or adjust a bonus award. The Committee has established bonus targets for the first half of 2007 based on specified Company objectives similar to those under the 2006 Bonus Plan. The Committee decided to use only Company objectives for the first half of 2007 as the Committee concluded that using the Company objectives would provide more focus on the desired outcomes.

Long-term Equity Incentives

We have granted awards to our executives under the Amended and Restated 2000 Stock Incentive Plan. The Amended and Restated 2000 Stock Incentive Plan gives the Committee the latitude to design stock-based incentive compensation to promote a high level of performance and achievement of company objectives and encourage the growth of shareholder value.

The Company’s equity awards program enables the Company to:

•       enhance the link between the creation of shareholder value and long-term executive incentive compensation;

•       provide an opportunity for increased equity ownership by executives; and

•       maintain competitive levels of total compensation

The Company historically used time-based stock options as its primary equity incentive. On occasions, these stock options were supplemented by restricted stock or stock options that were performance-based.

Performance criteria were based on Company performance targets such as EBITDA, revenue and stock price and individual performance targets. The exercise price for all equity option grants was the average price of the Company’s common stock on the NASDAQ Global Market on the grant date unless the NASDAQ is closed for trading on that date; the average price shall be the average price on the next trading day. The average price is calculated as a simple average of the high and low prices for the trading day.

In August 2006, our Committee, following consultation with Radford Consulting, determined that going forward the Company would grant primarily PARSUs, rather than stock options and/or restricted stock. This determination was made based upon review of data provided by Radford Consulting regarding industry practice and market data. Our exempt employees and a limited number of our non-exempt employees are eligible for PARSUs. Generally, our PARSUs provide the holder the right to receive a designated number of shares of our common stock on or shortly after the fourth annual anniversary of the date of grant if the holder has remained employed with us through such time and the opportunity to receive on an accelerated basis a portion of such shares (not to exceed 18.75% of the total shares subject to the PARSU) at the end of each fiscal six month period to the extent the Company satisfies certain company performance objectives and the holder achieves his or her individual objectives for such period and remains employed by the Company at such time. If the holder is employed at the end of four years, vesting of the PARSU would occur regardless of whether the performance specifications have been satisfied. The performance acceleration criteria were based on attainment of company objectives and the attainment of individual objectives which can increase or decrease the company score. The weighting criteria used for cash bonuses and described above were also used for determining PARSU vesting. At the end of each fiscal six month period, our Committee will evaluate and determine whether the Company has achieved its company objectives and whether the holder has achieved his objectives. The company objectives and the weighting of these company objectives were identical to those objectives under the Company’s cash bonus plan described above.

The Committee approved the first performance period under the PARSU agreement to cover the period of August 10, 2006 through December 31, 2006 and for such period to be treated as a full six month performance period under the PARSU agreement. Performance to the objectives resulted in an aggregate of 63% attainment and the vesting of 53,000 common shares to the executives and an aggregate of 52% attainment for all other employees with PARSU agreements and the vesting of 75,000 common shares. The Committee ratified the number of shares vested for the first performance period through December 31, 2006 in February 2007. The “Number of Shares Acquired on Vesting” in the Option Exercises and Stock Vested for 2006 table, includes the vesting of these PARSUs.

Awards are expected to be made in 2007 based on similar Company objectives and weighting criteria but without any individual objectives.

Timing of Equity Grants

The Company does not have a formal written policy regarding timing of equity grants. However no equity grants were timed on the release or non-release of material non-public information.

Severance and Change of Control Payments

We have entered into employment, termination of employment and change-in-control arrangements with the following executive officers, which are summarized below.

Employment Agreements

Bruce W. Diamond:

On June 28, 2005, the Company entered into an employment agreement with Mr. Diamond, the Company’s President and Chief Executive Officer.

The material terms of the employment agreement included the following: (i) Mr. Diamond’s annual base salary will be $350,000. The annual base salary may be increased in the years following the first anniversary of the effective date, but may not be decreased; (ii) beginning in fiscal year 2006, Mr. Diamond is eligible for an annual bonus target opportunity of one-hundred percent (100%) of his current annual base salary, of which fifty percent (50%) is based on achievement of defined financial performance objectives and fifty percent (50%) is based on defined major business objectives as determined by the Compensation Committee, (iii) an annual bonus target opportunity for the fiscal year ending December 31, 2005 of fifty percent (50%) of annual base salary is based on defined objectives but will not be less than $50,000 if Mr. Diamond remains employed through December 31, 2005; and (iv) a grant of 1,000,000 shares of restricted common stock at a purchase price equal to the par value of the common stock of $0.01 per share of which 500,000 shares are Time-Vested Restricted Stock and vest over 36 months and 500,000 shares of Performance-Vested Restricted Stock which shall vest conditioned upon the satisfaction of certain performance targets and objectives to be determined by the Company with the performance period for such award to be not more than two (2) years or in the case of performance criteria conditioned on appreciation in the value of the Company’s common stock, the price targets designated by the Company.

Mr. Diamond’s employment agreement also provided for other benefits including the right to participate in fringe benefit plans, life and disability insurance plans, expense reimbursement, reimbursement for documented supplemental life insurance, tax preparation and planning, and vacation in accordance with the Company’s top management vacation policy.

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

Mr. Diamond was granted a PARSU on August 10, 2006 for 366,300 shares of our common stock that will accelerate and become fully vested upon change in control of the Company.

R. Gregory Miller:

Effective April 10, 2006, the Company entered into an employment agreement with R. Gregory Miller for the position of Vice President and Chief Financial Officer of the Company. The employment agreement is effective for three years with automatic one-year extensions thereafter unless advance written notice of an intention not to extend the term is provided by either the Company or Mr. Miller.

Under the employment agreement, Mr. Miller is entitled to receive an annual base salary of $230,000 and is eligible to participate in the Company’s discretionary cash bonus plan based on appropriate business and financial targets and individual objectives. Mr. Miller received a stock option grant of 500,000 shares of the Company’s common stock which vests over four years and a stock option grant of 180,000 shares of the Company’s common stock which vests conditioned on the satisfaction of certain performance targets and objectives. Mr. Miller also received a time vested restricted stock grant of 10,000 shares of the Company’s common stock which vested upon the one year anniversary of his employment on April 10, 2007. Mr. Miller’s employment agreement also provides for other benefits including the right to participate in fringe benefit plans, life and disability insurance plans, expense reimbursement, reimbursement for tax preparation and planning, and vacation in accordance with the Company’s top management vacation policy.

Pursuant to the employment agreement, if the Company terminates Mr. Miller’s employment other than for cause or disability or if Mr. Miller terminates his employment with the Company for good reason, and Mr. Miller’s employment is not terminated automatically as a result of his death, the Company will pay him an amount equal to one hundred percent of his annual base salary. Not withstanding the preceding sentence, the Company is obligated to pay Mr. Miller an amount equal to one hundred fifty percent of his annual base salary and the time vested stock option for 500,000 shares of common stock will accelerate and become fully vested, solely in a circumstance in which there has occurred a change in control (as such term is defined in his option agreement) within six months prior to any termination for good reason or by the Company other than for cause.

Mr. Miller was granted a PARSU on August 10, 2006 for 98,000 shares of our common stock that will accelerate and become fully vested upon change in control of the Company.

Rainer N. Growitz:

Effective January 31, 2000, the Company entered into an employment agreement with Mr. Growitz for the position of Vice President of Finance. The employment agreement was initially effective for a period of three years and it provides automatic one-year extensions thereafter unless advance written notice of an intention not to extend the term is provided by either the Company or Mr. Growitz.

Under the employment agreement, Mr. Growitz is entitled to receive an annual base salary of $160,000 and is eligible to participate in the Company’s discretionary cash bonus plan, up to a maximum of 35% of base salary, based on appropriate business and financial targets and individual objectives. Mr. Growitz’s employment agreement also provides for other benefits including the right to participate in fringe benefit plans, life and disability insurance plans, expense reimbursement, reimbursement for tax preparation and planning, and vacation in accordance with the Company’s top management vacation policy.

Pursuant to the employment agreement, if the Company terminates Mr. Growitz’s employment other than for cause or disability or if Mr. Growitz terminates his employment with the Company for good reason, and Mr. Growitz’s employment is not terminated automatically as a result of his death, the Company will pay him an amount equal to one hundred percent of his annual base salary. Not withstanding the preceding sentence, the Company is obligated to pay Mr. Growitz an amount equal to one hundred fifty percent of his annual base salary solely in a circumstance in which there has occurred a change in control within three months prior to any termination for good reason or by the Company other than for cause.

Mr. Growitz was granted a PARSU on August 10, 2006 for 31,500 shares of our common stock that will accelerate and become fully vested upon change in control of the Company.

Haresh P. Patel:

Effective October 24, 2005, the Company entered into an employment agreement with Haresh Patel for the position of Senior Vice President of Sales and Marketing of the Company. The employment agreement is effective for a period of three years with automatic one-year extensions thereafter unless advance written notice of an intention not to extend the term is provided by either the Company or Mr. Patel.

Under the employment agreement, Mr. Patel is entitled to receive an annual base salary of $245,000 and will be eligible to participate in the Company’s discretionary cash bonus plan based on appropriate business and financial targets and individual objectives. Mr. Patel received a stock option grant of 500,000 shares of the Company’s common stock which will vest over four years and a stock option grant of 200,000 shares of the Company’s common stock which shall vest conditioned on the satisfaction of certain performance targets and objectives. Mr. Patel’s employment agreement also provides for other benefits including the right to participate in fringe benefit plans, life and disability insurance plans, expense reimbursement, reimbursement for tax preparation and planning, and vacation in accordance with the Company’s top management vacation policy.

Pursuant to the employment agreement, if the Company terminates Mr. Patel’s employment other than for cause or disability or if Mr. Patel terminates his employment with the Company for good reason, and Mr. Patel’s employment is not terminated automatically as a result of his death, the Company will pay him an amount equal to one hundred percent of his annual base salary. Not withstanding the preceding sentence, the Company shall pay Mr. Patel an amount equal to one hundred fifty percent of his annual base salary and the time vested stock option for 500,000 shares of common stock will accelerate and become fully vested, solely in a circumstance in which there has occurred a change in control (as such term is defined in his option agreement) within six months prior to any termination for good reason or by the Company other than for cause.

Mr. Patel was granted a PARSU on August 10, 2006 for 45,500 shares of our common stock that will accelerate and become fully vested upon change in control of the Company.

Morteza Saidi:

Effective January 16, 2006, the Company entered into an employment agreement with Morteza Saidi for the position of Vice President of Engineering for the Company. The employment agreement is effective for three years with automatic one-year extensions thereafter unless advance written notice of an intention not to extend the term is provided by either the Company or Mr. Saidi.

Under the employment agreement, Mr. Saidi is entitled to receive an annual base salary of $225,000 and will be eligible to participate in the Company’s discretionary cash bonus plan based on appropriate business and financial targets and individual objectives. Mr. Saidi received a stock option grant of 540,000 shares of the Company’s common stock which will vest over four years and a stock option grant of 180,000 shares of the Company’s common stock which shall vest conditioned on the satisfaction of certain performance targets and objectives. Mr. Saidi also received a time vested restricted stock grant of 10,000 shares of the Company’s common stock which vested upon the one year anniversary of his employment on January 16, 2007. Mr. Saidi’s employment agreement also provides for other benefits including the right to participate in fringe benefit plans, life and disability insurance plans, expense reimbursement, reimbursement for tax preparation and planning, and vacation in accordance with the Company’s top management vacation policy.

Pursuant to the employment agreement, if the Company terminates Mr. Saidi’s employment other than for cause or disability or if Mr. Saidi terminates his employment with the Company for good reason, and Mr. Saidi’s employment is not terminated automatically as a result of his death, the Company will pay him an amount equal to one hundred percent of his annual base salary. Not withstanding the preceding sentence, the Company shall pay Mr. Saidi an amount equal to one hundred fifty percent of his annual base salary and the time vested stock option for 540,000 shares of common stock will accelerate and become fully vested, solely in a circumstance in which there has occurred a change in control (as such term is defined in his option agreement) within six months prior to any termination for good reason or by the Company other than for cause.

Mr. Saidi was granted a PARSU on August 10, 2006 for 38,500 shares of our common stock that will accelerate and become fully vested upon change in control of the Company.

Mark Knoch:

Effective August 8, 2005, the Company entered into an employment agreement with Mark Knoch for the position of Vice President of Operations for the Company. The employment agreement is effective for three years with automatic one-year extensions thereafter unless advance written notice of an intention not to extend the term is provided by either the Company or Mr. Knoch.

Under the employment agreement, Mr. Knoch is entitled to receive an annual base salary of $200,000 and will be eligible to participate in the Company’s discretionary cash bonus plan based on appropriate business and financial targets and individual objectives. Mr. Knoch received a stock option grant of 450,000 shares of the Company’s common stock which will vest over four years and a restricted stock grant of 150,000 shares of the Company’s common stock which shall vest conditioned on the satisfaction of certain performance targets and objectives. Mr. Knoch’s employment agreement also provides for other benefits including the right to participate in fringe benefit plans, life and disability insurance plans, expense reimbursement, reimbursement for tax preparation and planning, and vacation in accordance with the Company’s top management vacation policy.

Pursuant to the employment agreement, if the Company terminates Mr. Knoch’s employment other than for cause or disability or if Mr. Knoch terminates his employment with the Company for good reason, and Mr. Knoch’s employment is not terminated automatically as a result of his death, the Company will pay him an amount equal to one hundred percent of his annual base salary. Not withstanding the preceding sentence, the Company shall pay Mr. Knoch an amount equal to one hundred fifty percent of his annual base salary and the time vested stock option for 450,000 shares of common stock will accelerate and become fully vested, solely in a circumstance in which there has occurred a change in control (as such term is defined in his option agreement) within six months prior to any termination for good reason or by the Company other than for cause.

Mr. Knoch was granted a PARSU on August 10, 2006 for 98,000 shares of our common stock that will accelerate and become fully vested upon change in control of the Company.

Potential Payments Upon Termination of Employment

We have quantified the amount of benefits and payments that would be owed or payable under our employment agreements if the named executive’s employment had terminated on December 31, 2006, given the named executive’s compensation and service levels as of such date and, if applicable, based on the closing market price on December 29, 2006 of $1.57 per share in the table below:

Benefit	Bruce W. Diamond	R. Gregory Miller	Rainer N. Growitz	Haresh P. Patel	Morteza Saidi	Mark Knoch
UNEARNED COMPENSATION
Cash Severance	$525,000	$230,000	$160,000	$245,000	$225,000	$200,000
Health & Welfare(1)
Restricted Stock and PARSUs	$392,475	$—	$—	$—	$—	$—
Stock Options	$—	$—	$—	$—	$—	$—
Total	$917,475	$230,000	$160,000	$245,000	$225,000	$200,000

Potential Payments Upon Change in Control

We have quantified the amount of benefits and payments that would be owed or payable under our employment agreements upon a change in control assuming that a triggering event occurred on December 31, 2006 and a valuation of our common stock based on its closing market price on December 29, 2006 of $1.57 per share in the table below:

Benefit	Bruce W. Diamond	R. Gregory Miller	Rainer N. Growitz	Haresh P. Patel	Morteza Saidi	Mark Knoch
UNEARNED COMPENSATION
Cash Severance	$1,046,500	$345,000	$240,000	$367,500	$337,500	$300,000
Health & Welfare(2)
Restricted Stock and PARSUs	$1,593,865	$153,860	$49,455	$71,435	$60,445	$153,860
Stock Options	$—	$—	$—	$216,825	$—	$27,000
Total	$2,640,365	$498,860	$289,455	$655,760	$397,945	$480,860

(1)                Mr. Diamond is entitled to reimbursement for premiums paid for continued health benefits for Mr. Diamond and his dependents under the Company’s health plans for eighteen months following the termination of his employment with the Company. Mr. Miller, Mr. Growitz, Mr. Patel, Mr. Saidi and Mr. Knoch are entitled to receive group health insurance benefits under the Company’s benefit plans for one year following the termination of employment.

(2)                Mr. Diamond is entitled to reimbursement for premiums paid for continued health benefits for Mr. Diamond and his dependents under the Company’s health plans for thirty-six months following a change in control. Mr. Miller, Mr. Growitz, Mr. Patel, Mr. Saidi and Mr. Knoch are entitled to receive group health insurance benefits under the Company’s benefit plans for three years following a change in control.

SUMMARY COMPENSATION TABLE FOR 2006

The following table sets forth 2006 compensation information for: (i) the principal executive officer; (ii) the principal financial officer; (iii) three other executive officers, who, based on their total compensation, were the most highly compensated in 2006, (our “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Non qualified Deferred Compensation Earnings ($)(3)	All Other Compensation (4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Bruce W. Diamond	2006	348,655	—	711,424	104,102	173,426	—	11,462	1,349,069
President and Chief Executive Officer (principal executive officer)
R. Gregory Miller	2006	159,231	—	19,950	201,362	23,540	—	4,777	408,860
Vice President and Chief Financial Officer (principal financial officer)
Mark Knoch	2006	225,000	—	171,643	113,206	53,581	—	7,879	571,309
Vice President Operations
Haresh Patel	2006	245,001	—	—	105,078	95,240	—	1,131	446,450
Vice President Sales and Marketing
Morteza Saidi	2006	207,694	—	15,385	194,496	48,831	—	6,231	472,637
Vice President Engineering
Rainer N. Growitz	2006	173,846	—	—	18,364	38,800	—	5,765	236,775
Vice President Finance and Corporate Secretary(5)

1.                     The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS 123(R), excluding forfeitures. See Note 8 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the assumptions used in determining fair value.

2.                     Represents cash bonuses under the 2006 Bonus Plan described under “Cash Bonuses” in Compensation Discussion and Analysis.

3.                     The Company does not have a defined benefit pension plan or a non-qualified deferred compensation plan.

4.                     The amount shown in column (i) reflects for each Named Executive Officer:

•         401(K) matching contributions

•         Medical reimbursements (up to $5,000 per year)

5.                     Mr. Growitz served as our Interim Chief Financial Officer and acting principal financial officer until April 2006.

GRANTS OF PLAN-BASED AWARDS FOR 2006

The following table sets forth, for the fiscal year ended December 31, 2006, each grant of cash or equity based on awards to our named executive officers under plans established by us.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards		Estimated Future Payouts Under Equity Incentive Plan Awards		All Other Stock Awards: Number of shares of Stock or		All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option		Closing Price on Grant Date if Different from Exercise	Grant Date Fair Value of Stock and Option
Name	Grant Date	Target ($)(1)	Maximum ($)(2)	Maximum (#)		Units (#)		Options (#)		Awards ($)		Price ($)	Awards ($)
Bruce W. Diamond	1/13/2006	173,426	525,000	500,000	(4)	—		—		—		—	$825,000
	8/10/2006		—			366,300	(5)	—		—		—	$326,826
R. Gregory Miller	4/10/2006	23,540	155,250	—		—		500,000	(6)	$2.79	(3)	$2.74	$692,426
	4/10/2006			180,000	(7)					$2.79	(3)	$2.74	$257,400
	4/10/2006		—			10,000	(8)	—		—		—	$27,400
	8/10/2006		—			98,000	(5)	—		—		—	$90,055
Mark Knoch	8/10/2006	53,581	202,500	—		98,000	(5)	—		—		—	$87,914
	10/19/2006			75,000	(9)			—		—		—	$175,500
Haresh Patel	8/10/2006	95,240	220,500	—		45,500	(5)	—		—		—	$41,090
Morteza Saidi	1/17/2006	48,831	194,400	—		—		540,000	(10)	$1.64	(3)	$1.61	$486,010
	1/17/2006			180,000	(11)	—				$1.64	(3)	$1.61	$225,000
	1/17/2006			—		10,000	(12)	—		—		—	$16,100
	8/10/2006			—		38,500	(5)	—		—		—	$35,034
Rainer N. Growitz	8/10/2006	38,800	84,000	—		31,500	(5)	—		—		—	$28,440

              (1)  Represents cash bonuses under the 2006 Bonus Plan described under “Cash Bonuses” in Compensation Discussion and Analysis.

              (2)  This column shows the maximum amount that could have been payable under the Company’s 2006 Bonus Plan.

              (3)  The exercise price of the option award differs from the market price on the date of grant. The exercise price was determined based on the average of the high and low price of the Company’s common stock on the date of grant, while the market price on the date of grant is the closing price of the Company’s common stock on that date.

              (4)  This is the maximum number of shares of restricted stock that will vest if specified performance targets are achieved. The performance targets are based on EBITDA, revenue, stock price and completion of a pre-determined corporate event.

              (5)  These PARSUs may vest on an accelerated basis based on performance criteria determined by the Compensation Committee of the Board of Directors or cliff vest after 4 years.

              (6)  These options vest 25% one year after April 10, 2006 and 1/36 per month of service thereafter.

              (7)  This is the maximum number of options that will vest if specified performance targets are achieved. The performance targets are based on EBITDA, stock price and successful implementation of a new ERP system. The award was granted on April 10, 2006 and the Compensation Committee approved the performance targets on October 19, 2006.

              (8)  This restricted stock award vests 100% one year after April 10, 2006.

              (9)  This is the maximum number of shares of restricted stock that will vest upon completion of a pre-determined corporate event.

          (10)  These options vest 25% one year after January 17, 2006 and 1/36 per month of service thereafter.

          (11)  This is the maximum number of options that will vest if specified performance targets are achieved. The performance targets are EBITDA, new product development and hiring of employees. The award was granted on January 17, 2006 and the Compensation Committee approved the performance targets on October 19, 2006.

          (12)  This restricted stock award vests 100% one year after January 17, 2006.

Narrative to Summary Compensation Table and Grants of 2006 Plan-Based Awards

See Compensation Discussion and Analysis above for complete description of compensation plans pursuant to which the amounts listed under the Summary Compensation Table and Grants of 2006 Plan-Based Awards were paid or awarded and the criteria for such payment, including targets for payment of annual incentives, as well as performance criteria on which such payments were based. The Compensation Discussion and Analysis also describes the options and restricted stock grants.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END FOR 2006

The following table sets forth certain information concerning outstanding unexercised option and stock awards held by our named executive officers at December 31, 2006 which have not vested:

	Option Awards								Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Date of Grant	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Bruce W. Diamond	7/15/03	18,750	(1)	6,250		—		$0.85	7/14/2013	7/29/05	263,904	(3)	$414,329	—		—
	7/22/04	5,000	(2)	5,000		—		$2.59	7/21/2014	1/13/06	—		—	350,000	(4)	$549,500
		—		—		—		—	—	8/10/06	338,920	(5)	$532,104	—		—
R. Gregory Miller	4/10/06	—		500,000	(6)	180,000	(7)	$2.79	4/9/2016	4/10/06	10,000	(8)	$15,700	—		—
		—		—		—		—	—	8/10/06	89,154	(9)	$139,972	—		—
Mark Knoch	8/8/05	112,500	(10)	337,500		—		$1.49	8/7/2015	8/10/06	90,398	(11)	$141,925	—		—
		—		—		—		—	—	11/30/05	—		—	75,000	(12)	$117,750
		—		—		—		—	—	10/19/06	—		—	75,000	(12)	$117,750
Haresh Patel	10/24/05	145,833	(13)	354,167		190,000	(14)	$0.94	10/23/2015	8/10/06	41,812	(15)	$65,645	—		—
Morteza Saidi	1/17/06	—		540,000	(16)	180,000	(17)	$1.64	1/16/2016	1/17/06	10,000	(18)	$15,700	—		—
		—		—		—		—	—	8/10/06	35,225	(19)	$55,303	—		—
Rainer N. Growitz	1/31/00	189,064	(20)	120,000		—		$1.37	1/30/2010	8/10/06	28,951	(21)	$45,453	—		—
	4/3/01	50,000	(22)	—		—		$2.22	4/2/2011	—	—		—	—		—
	11/9/04	—		—		25,000	(23)	$2.23	11/8/2014	—	—		—	—		—

              (1)  The option was granted on July 15, 2003 and vests annually over 4 years.

              (2)  The option was granted on July 22, 2004 and vests annually over 4 years.

              (3)  500,000 shares of restricted stock were granted on July 29, 2005 and vest monthly over 36 months.

              (4)  500,000 shares of restricted stock were granted on January 13, 2006 and vest based on performance targets which are based on EBITDA, revenue, stock price and completion of a pre-determined corporate event. 150,000 shares of restricted stock have vested as at December 31, 2006.

              (5)  366,300 PARSUs were granted on August 10, 2006 and may vest on an accelerated basis based on performance criteria determined by the Compensation Committee of the Board of Directors or cliff vest after 4 years. 27,380 PARSUs have vested as at December 31, 2006.

              (6)  500,000 options were granted on April 10, 2006 and vest 25% one year after April 10, 2006 and 1/36 per month of service thereafter.

              (7)  180,000 options were granted on April 10, 2006 and vest based on performance targets which are based on EBITDA, stock price targets and successful implementation of a new ERP system.

              (8)  10,000 shares of restricted stock were granted on April 10, 2006 and vest 100% one year after April 10, 2006.

              (9)  98,000 PARSUs were granted on August 10, 2006 and may vest on an accelerated basis based on performance criteria determined by the Compensation Committee of the Board of Directors or cliff vest after 4 years. 8,846 PARSUs have vested as at December 31, 2006.

          (10)  450,000 options were granted on August 8, 2005 and vest annually over 4 years.

          (11)  98,000 PARSUs were granted on August 10, 2006 and may vest on an accelerated basis based on performance criteria determined by the Compensation Committee of the Board of Directors or cliff vest after 4 years. 7,602 PARSUs have vested as at December 31, 2006.

          (12)  75,000 shares of restricted stock were granted on November 30,2005 and 75,000 shares of restricted stock were granted on October 19, 2006. Both awards vest upon completion of a pre-determined corporate event.

          (13)  500,000 options were granted on October 24, 2005 and vest 25% one year after October 24, 2006 and 1/36 per month of service thereafter.

          (14)  200,000 options were granted on October 24, 2005 and vest based on performance targets which are based on EBITDA, revenue and gross margin on products sold through distribution. 10,000 options have vested as at December 31, 2006.

          (15)  45,500 PARSUs were granted on August 10, 2006 and may vest on an accelerated basis based on performance criteria determined by the Compensation Committee of the Board of Directors or cliff vest after 4 years. 3,688 PARSUs have vested as at December 31, 2006.

          (16)  540,000 options were granted on January 17, 2006 and vest 25% one year after January 17, 2006 and 1/36 per month of service thereafter.

          (17)  180,000 options were granted on January 17, 2006 and vest based on performance criteria determined by the Compensation Committee of the Board of Directors.

          (18)  10,000 shares of restricted stock were granted on January 17, 2006 and vest 100% one year after January 17, 2006.

          (19)  38,500 PARSUs were granted on August 10, 2006 and may vest on an accelerated basis based on performance criteria determined by the Compensation Committee of the Board of Directors or cliff vest after 4 years. 3,275 PARSUs have vested as at December 31, 2006.

          (20)  368,064 options were granted on January 31, 2000. 150,000 options vest annually over 5 years; 150,000 vest based on performance criteria or cliff vest on January 31, 2009 and 68,064 vested 100% on January 31, 2000.

          (21)  31,500 PARSUs were granted on August 10, 2006 and may vest on an accelerated basis based on performance criteria determined by the Compensation Committee of the Board of Directors or cliff vest after 4 years. 2,549 PARSUs have vested as at December 31, 2006.

          (22)  50,000 options were granted on April 3, 2001 and vest annually over 5 years.

          (23)  25,000 options were granted on November 9, 2004 and vest based on performance criteria.

OPTION EXERCISES AND STOCK VESTED FOR 2006

The following table sets forth for the fiscal year ended December 31, 2006 certain information regarding options exercised by our named executive officers and the vesting of restricted stock awards:

	Option Awards		Stock Awards
Name	Number of Shares Acquired On Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Bruce W. Diamond	—	$—	352,786	$735,906
R. Gregory Miller	—	$—	8,846	$13,888
Mark Knoch	—	$—	120,102	$199,810
Haresh Patel	—	$—	159,521	$366,998
Morteza Saidi	—	$—	3,275	$5,142
Rainer N. Growitz	4,000	$7,515	12,549	$29,152

COMPENSATION OF DIRECTORS FOR 2006

The following table sets forth the annual compensation paid or accrued by the Company to or on behalf of our directors, other than employee directors for the fiscal year ended December 31, 2006.

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Change in Pension Value and Deferred Compensation Earnings ($)(5)	All Other Compensation ($)	Total ($)
Current Directors:
W. Dexter Paine, III	$30,125	$—	$9,819	$—	$—	$39,944
Michael E. Holmstrom	$51,375	$—	$14,606	$—	$—	$65,981
Liane J. Pelletier	$25,625	$—	$28,278	$—	$—	$53,903
Jack G. Levin	$20,750	$—	$4,294	$—	$—	$25,044
Patrice M. Daniels	$15,997	$—	$26,379	$—	$—	$42,376
Catherine P. Lego	$41,500	$—	$11,419	$—	$—	$52,919
Robert Whelton	$14,917	$—	$7,860	$—	$—	$22,777
Former Directors:
Dag F. Wittusen	$11,230	$—	$4,251	$—	$—	$15,481
Herald Y. Chen	$18,908	$—	$—	$—	$—	$18,908

(1)          Directors who are also employed by us do not receive additional compensation for their services as a director. Bruce Diamond, the Company’s President and Chief Executive Officer, is our only employee director but is not included in this table as he receives no additional compensation for his service as a director. All of the compensation received by Mr. Diamond is shown in the Summary Compensation Table.

(2)          Our directors have not received stock awards.

(3)          Non-employee directors are eligible to participate in the WJ Communications, Inc. amended and restated 2000 Non-Employee Director Stock Compensation Plan (the “Non-Employee Director Plan”) approved by the shareholders at the Company’s 2003 annual meeting:

•       Each non-employee director who joins the Board will receive an option to acquire 36,000 shares of common stock with an exercise price equal to the fair market value of the common stock upon the commencement of his or her directorship. Any director, officer, employee, partner or other affiliate of Fox Paine and/or its controlled affiliates who becomes a member of the Board shall not be eligible for the initial option award;

•       Each non-employee director who is re-elected to the Board will receive an option to acquire 18,000 shares of common stock with an exercise price equal to the fair market value of the common stock upon the re-election of his or her directorship;

•       Each non-employee director will receive an annual cash award of $20,000 for every full year in which he or she serves;

•       Each non-employee director that serves as chair of the Audit Committee will receive an annual cash award of $12,500 for every full year in which he or she serves;

•       Each other non-employee director that serves as a member of the Audit Committee will receive an annual cash award of $5,000 for every full year in which he or she serves;

•       Annual cash awards shall be payable quarterly in four equal installments beginning on the date on which the annual meeting of shareholders is held. In the event that a non-employee director’s directorship is terminated before completion of a full service year, the annual cash award will be prorated according to the time served during such service year;

•       Each non-employee director will receive $1,500 in cash for each Board or Committee meeting attended except if there are multiple meetings on the same day in which case the maximum payment will be $1,500;

•       Each non-employee director shall be reimbursed for reasonable, out-of-pocket expenses incurred in attending meetings of the Board or any committee thereof.

(4)          The amounts included in “Option Awards” reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS 123(R), disregarding forfeiture assumptions, and thus includes amounts from awards granted in and prior to 2006. See Note 8 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the assumptions used in determining fair value. As of December 31, 2006, each of our non-employee directors held outstanding options to purchase the following number of shares of our common stock: W. Dexter Paine, III, 48,000; Michael E. Holmstrom, 53,000; Liane J. Pelletier, 63,000; Jack G. Levin, 28,000; Patrice M. Daniels, 43,000; Catherine P. Lego, 53,000; and Robert Whelton, 43,000.   During 2006, each of our non-employee directors was granted an option to purchase 18,000 shares of common stock with a grant date fair value of $12,603. Options to purchase shares of common stock issued pursuant to the Non-Employee Director Plan will vest and become exercisable in cumulative annual installments of 25% on each of the first, second, third and fourth anniversaries of the date of the grant of the option, unless a change in control (as defined in the Non-Employee Director Plan) occurs, whereby all options vest and become immediately exercisable in exchange for the per share consideration to be received in the change in control by holders of common stock, or the cash equivalent of the same, at the discretion of the Board or any committee thereof to which the Board delegates administration of the Non-Employee Director Plan (the “Plan Administrator”).

(5)          Each non-employee director may elect to defer receipt of all or a portion of the cash otherwise payable. In the event such an election is made, the electing non-employee director will receive his or her cash in one or a series of distributions to commence as soon as practicable following the date of termination of his or her directorship. In the event a change in control occurs, all deferred cash is distributed to the electing non-employee director.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with the Company’s management.

Based on the Compensation Committee’s review and discussion noted above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A.

Submitted by the Compensation Committee of the Board of Directors of WJ Communications, Inc.
W. Dexter Paine, III
Liane J. Pelletier

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee is composed of W. Dexter Paine, III and Liane J. Pelletier, neither of who are or have ever been our officer or employee. W. Dexter Paine, III is President of Fox Paine & Company LLC and the information set forth in Item 13 below is incorporated herein by reference. No executive officer of the Company serves as a director of another entity.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 15, 2007, information as to the beneficial ownership of Common Stock by (i) each of the Company’s directors and nominee for directorship, (ii) each executive officer of the Company for whom information is given in the Summary Compensation Table under “Compensation of Executive Officers” above, (iii) all directors and executive officers as a group, and (iv) each person or entity believed by the Company to beneficially own more than five percent (5%) of the Common Stock outstanding. Except as otherwise indicated in the footnotes below, each beneficial owner has the sole power to vote and to dispose of all shares held by that holder. In each instance, information as to the number of shares owned and the nature of ownership has been provided by the individuals identified or described and is not within the direct knowledge of the Company.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Common Stock(2)
Fox Paine Capital, LLC(3)	25,492,044	37.3%
Fox Paine Capital Fund, L.P(3)	24,155,413	35.3%
FPC Investors, L.P(3)	358,422	*
Kopp Investment Advisors, LLC(4)	7,796,641	11.4%
W. Dexter Paine, III(5)	25,554,673	37.4%
Liane J. Pelletier(6)	26,250	*
Partrice M. Daniels	—	*
Michael E. Holmstrom(7)	25,000	*
Jack G. Levin(8)	2,500	*
Catherine P. Lego(9)	45,000	*
Robert Whelton(10)	6,250	*
Bruce W. Diamond(11)	933,194	1.4%
Haresh Patel(12)	199,612	*
Mark Knoch(13)	270,469	*
Morteza Saidi(14)	176,399	*
R. Gregory Miller(15)	160,482	*
Rainer N. Growitz(16)	288,578	*
*All directors and executive officers as a group (14 persons)	27,688,407	39.9%

                 * The percentage of shares beneficially owned does not exceed 1%.

       (1) Unless otherwise indicated, the address of each of the beneficial owners identified is c/o WJ Communications, Inc., 401 River Oaks Parkway, San Jose, California 95134.

       (2) Unless otherwise noted, each person has voting and investment power, with respect to all such shares. Based on 68,354,373 shares of Common Stock outstanding. Pursuant to the rules of the Securities and Exchange Commission, certain shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

       (4) As reported by Kopp Investment Advisors, LLC and related entities on Schedule 13G filed with the Securities and Exchange Commission on January 23, 2007. In its Schedule 13G, Kopp Investment Advisors, LLC states that as of December 31, 2006, it has sole voting power as to 5,076,741 shares, shared voting power as to no shares, sole dispositive power with respect to 703,800 shares and shared dispositive power with respect to 4,773,991 shares. In addition, Mr. LeRoy C. Kopp, who controls Kopp Holding Company, LLC which owns 100% of Kopp Investment Advisors, LLC, has sole voting power as to 2,318,900 shares, shared voting power as to no shares, sole dispositive power with respect to 2,318,900 shares and shared dispositive power with respect to no shares. The address of Kopp Investment Advisors, LLC and related entities is 7701 France Avenue South, Suite 500, Edina, MN 55435

       (5) Includes 25,492,044 shares beneficially owned as described in footnote 3, 47,629 shares awarded to Mr. Paine under the amended and restated 2000 Non Employee Director Stock-Compensation Plan receipt of which has been deferred, and 15,000 shares issuable to Mr. Paine subject to currently exercisable options.

       (6) Represents 26,250 shares issuable to Ms. Pelletier subject to currently exercisable options.

       (7) Represents 10,000 shares held of record by Mr. Holmstrom and 15,000 shares issuable to subject to currently exercisable options.

       (8) Represents 2,500 shares issuable to Mr. Levin subject to currently exercisable options.

       (9) Represents 30,000 shares held of record by Ms. Lego and 15,000 shares issuable subject to currently exercisable options.

(10) Represents 6,250 shares issuable to Mr. Whelton subject to currently exercisable options.

(11) Represents 46,228 shares held of record by Mr. Diamond, 23,750 shares issuable subject to currently exercisable options, 15,676 shares of performance accelerated restricted stock units and 847,540 shares of restricted stock. Pursuant to his employment agreement, Mr. Diamond was granted 500,000 shares of time-vesting restricted stock on July 29, 2005 and 500,000 shares of performance-vesting restricted stock on January 16, 2006. The number of shares in the table includes the net number of shares of restricted stock beneficially owned as of such date after the disposition of an aggregate of 152,460 shares of vested time-vesting shares of restricted stock solely for withholding tax purposes

(12) Represents 2,112 shares of performance accelerated restricted stock units and  197,500 shares issuable subject to currently exercisable options.

(13) Represents 3,616 shares held of record by Mr. Knoch, 112,500 shares issuable subject to currently exercisable options, 4,353 shares of performance accelerated restricted stock units and 150,000 shares of restricted stock. Pursuant to his employment agreement, Mr. Knock was granted 150,000 shares of performance restricted stock.

(14) Represents 1,875 shares of performance accelerated restricted stock units, 168,750 shares issuable subject to currently exercisable options and 5,774 shares of restricted stock.

(15) Represents 10,000 shares held of record by Mr. Miller, 135,417 shares issuable subject to currently exercisable options, 5,065 shares of performance accelerated restricted stock units and 10,000 restricted stock. Pursuant to his employment agreement, Mr. Miller was granted 10,000 shares of time-vesting restricted stock on April 10, 2006.

(16) Represents 48,054 shares held of record by Mr. Growitz, 239,064 shares issuable subject to currently exercisable options and 1,460 shares of performance accelerated restricted stock units.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We entered into a Management Agreement and a Shareholders’ Agreement with related persons in January 31, 2000 that are still in effect today.

Management Agreement

On January 31, 2000, Fox Paine Capital Fund, an investment fund managed by Fox Paine & Company, LLC (“Fox Paine & Company” or “Fox Paine”), became the controlling shareholder of the Company. Fox Paine Capital Fund acquired its controlling position in an all cash merger between FP-WJ Acquisition Corp. and the Company, then called Watkins-Johnson Company (the “Recapitalization Merger”), whereby Fox Paine Capital Fund and its co-investors paid a total of $50.8 million for approximately 91.1% of the Common Stock of the Company (or $41.125 per pre-split share as the Common Stock was then constituted). W. Dexter Paine, III, the Chairman of our Board of Directors, is the President of Fox Paine.

As part of the Recapitalization Merger, the Company entered into a management agreement with Fox Paine & Company. Since the Recapitalization Merger, and for each subsequent year, the Company will pay Fox Paine a fee in the amount of 1% of the Company’s net income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (losses) of minority investments, calculated without regard to the fee. In exchange for its management fee, Fox Paine assists the Company with its strategic planning, budgets and financial projections and helps the Company identify possible strategic acquisitions and recruit qualified management personnel. Fox Paine also assists in customer and supplier relationships on behalf of the Company and consults with the Company on various matters including tax planning and public relations strategies, economic and industry trends and executive compensation. Due to the Company’s loss incurred from 2003, 2004 and 2005, no management fees were paid to Fox Paine for the years ended December 31, 2004, December 31, 2005 and December 31, 2006. The Company has agreed to reimburse Fox Paine for its expenses incurred in providing these services. The Company paid Fox Paine $29,000, $29,000 and $108,000 for the reimbursement of expenses incurred by Fox Paine for the years ended December 31, 2006, December 31, 2005 and December 31, 2004, respectively. The Company also paid Fox Paine $700,000 in July of 2004 for investment banking services rendered in connection with the EiC Acquisition that was completed on June 18, 2004.

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

•       In the event the Company registers any of its equity securities under the Securities Act, or shares of Common Stock of Fox Paine Capital Fund pursuant to a demand registration, each of the Company’s other shareholders who are a party to the agreement, may exercise piggyback registration rights to include all or a portion of its shares of Common Stock in the registration.

In the event that either Fox Paine Capital Fund or its affiliates makes a demand for registration, the Company has agreed to pay all expenses related to that registration. The Company has also agreed to indemnify Fox Paine Capital Fund against various liabilities associated with such registration.

The shareholders’ agreement also provides that the Company’s shareholders who are a party to the agreement will vote their shares in order to ensure that if and to the extent Fox Paine Capital Fund owns shares of Common Stock, Fox Paine Capital Fund will be represented on the Board of Directors.

Fox Paine exercised registration rights in connection with the secondary underwritten public offering that we completed January 28, 2004.

Policies and Procedures

Our policies and procedures with respect to the review, approval and ratification of transactions with related persons is that any such transactions are subject to the review and approval by the Audit Committee of the Board of Directors. Since the foregoing related party transactions were entered into in January of 2001, they pre-date our becoming a public company and were not subject to Audit Committee review or approval.

Director Independence

As required under NASDAQ Marketplace Rules, a majority of our board is comprised of independent directors. As of the date of this report, our board has determined for such purpose that Michael E. Holmstrom, Liane J. Pelletier, Patrice M. Daniels, Catherine P. Lego and Robert Whelton are each independent as defined in the NASDAQ Marketplace Rules. Our audit committee, compensation committee and corporate governance and nominating committee is comprised solely of independent directors.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed by our principal accounting firm, Deloitte & Touche LLP, the member firms of deloitte touche tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) are as follows:

	Year Ended
	December 31,	December 31,
	2006	2005
Audit fees	$680,008	$708,600
Audit-related fees	—	161,195
Tax fees	25,673	134,546
All other fees	—	—
Total	$705,681	$1,004,341

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

Pre-Approval Policies and Procedures

The Audit Committee approves in advance all audit and permissible non-audit services to be performed by our independent registered public accounting firm. The Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence and has pre-approved certain specified audit and non-audit services to be provided by the Deloitte Entities for up to twelve (12) months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration. The Audit Committee pre-approved all of the services performed in 2006 and 2005 by the Deloitte Entities relating to the “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” described above as required by the Sarbanes-Oxley Act of 2002.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Exhibit Description
31.1	Certification of Bruce W. Diamond, Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2	Certification of R. Gregory Miller, Chief Financial Officer (principal financial officer) pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 26th day of April 2007.

WJ COMMUNICATIONS, INC.
(Registrant)
Date: April 26, 2007	By:	/s/ BRUCE W. DIAMOND
Bruce W. Diamond
President and Chief Executive Officer