Form 10-K/A
period 2006-12-31
WJ COMMUNICATIONS INC
filed 2007-05-15
CIK 105006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Items 10, 11, 12, 13 and 14 of Part III of this Report is incorporated by reference to the registrant’s Form 10-K/A Amendment No, 1 that was filed on April 26, 2007.

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A, the shareholders’ annual report, press releases and certain information provided periodically in writing or orally by the Company’s officers, directors or agents contain certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecasted in the forward-looking statements. In addition, the forward-looking events discussed in this annual report might not occur. These risks and uncertainties include, among others, those described in the section of this report entitled “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission. We assume no obligation to update or revise the forward-looking statements or risks and uncertainties to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

EXPLANATORY NOTE

We are filing this amendment No. 2 to our annual report on Form 10-K/A of WJ Communications, Inc. for the fiscal year ended December 31, 2006 to correct and restate our consolidated financial statements contained therein and related disclosures. As described in Note 17 to the consolidated financial statements this amendment is to correct an error identified in our restructuring accrual that was established in 2001 and 2002. Additional information about the decision to correct and restate our consolidated financial statements can be found in our Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on April 26, 2007.

For the convenience of the reader, this Form 10-K/A sets forth the originally filed Form 10-K in its entirety. However, the only changes in this Amendment No. 2 on Form 10-K/A to the original Form 10-K filed on March 28, 2007 are those caused by the restatement. This Amendment No. 2 on Form 10-K/A continues to speak as of the date of our original Form 10-K and we have not updated the disclosures to speak as of a later date or to reflect subsequent results, events or developments. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our SEC filings made subsequent to the March 28, 2007 filing of the original Form 10-K, including Amendment No.1 on Form 10-K/A filed on April 26, 2007. The following items have been amended as a result of the restatement and are included in this Amendment No. 2 on Form 10-K/A:

•       Part I—Item 1a—Risk Factors

•       Part II—Item 6—Selected Consolidated Financial Data

•       Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

•       Part II—Item 8—Consolidated Financial Statements and Supplementary Data

•       Part II—Item 9a—Controls and Procedures

•       Part IV—Item 15—Exhibits and Financial Statement Schedules

Pursuant to the rules of the SEC, Item 15 of Part IV has been amended to contain the currently dated consent of our independent registered public accounting firm and the currently dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of our independent registered public accounting firm and the certifications of our principal executive officer and principal financial officer are attached to this Amendment No. 2 on Form 10-K/A as Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2 respectively.

We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for periods affected by the restatement described herein that ended prior to December 31, 2006. For this reason, the previously issued consolidated financial statements and related financial information for the years ended December 31, 2002, 2003, 2004 and 2005 should no longer be relied upon.

WJ COMMUNICATIONS, INC.
FORM 10-K/A ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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

Item 1a.                 RISK FACTORS

You should carefully consider the risks described below before making an investment decision in our securities. These risk factors are effective as of the date of this Annual Report on Form 10-K/A and shall be deemed to be modified or superseded to the extent that a statement contained in our future filings modifies or replaces such statement. The forward-looking statements in this Annual Report on Form 10-K/A involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment. The most significant risks and uncertainties known to us that we believe make an investment in our stock speculative or risky are set forth in this section. This section does not include those risks and uncertainties that could apply to any issuer or any offering.

We have a history of losses, we may incur future losses, and if we are unable to achieve profitability our business will suffer and our stock price may decline.

We have not recorded operating income since 1999, and we may not be able to achieve revenue or earnings growth or obtain sufficient revenue to sustain profitability. In 2006 our sales were $48.8 million and we incurred an operating loss of $10.8 million compared to sales of $31.6 million and an operating loss of $22.1 million for 2005. In addition, our sales for 2004 were $32.3 million and we incurred an operating loss of $17.3 million. Our accumulated deficit was $183.9 million at December 31, 2006.

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

Item 6.                        SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The statements of operations data for the years ended December 31, 2006, 2005 and 2004 and the selected balance sheet data as of December 31, 2006 and 2005 are derived from our audited consolidated financial statements which are included elsewhere in this annual report on Form 10-K/A. The statements of operations data for the years ended December 31, 2003 and 2002 and the selected consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our audited consolidated financial statements which are not included in this annual report on Form 10-K/A. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2006	2005	2004	2003	2002
					(as restated)(4)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Sales, net	$48,779	$31,597	$32,336	$26,565	$40,156
Cost of goods sold	23,704	16,906	15,278	15,495	28,892
Gross profit	25,075	14,691	17,058	11,070	11,264
Operating expenses:
Research and development	18,329	18,070	17,238	16,882	17,882
Selling and administrative	17,869	15,295	12,503	10,251	11,167
Acquired in-process research and development(1)	—	3,400	8,500	—	—
Recapitalization merger(2)	—	—	—	680	509
Restructuring charges (reversals)(3)	(286)	—	(3,845)	(54)	35,565
Total operating expenses	35,912	36,765	34,396	27,759	65,123
Loss from operations	(10,837)	(22,074)	(17,338)	(16,689)	(53,859)
Interest income	1,241	1,048	682	755	1,218
Interest expense	(83)	(96)	(104)	(117)	(142)
Other income—net	(91)	14	5	1,094	16
Loss before income taxes	(9,770)	(21,108)	(16,755)	(14,957)	(52,767)
Income tax benefit	(1,366)	(120)	(7,674)	(647)	—
Net loss	$(8,404)	$(20,988)	$(9,081)	$(14,310)	$(52,767)
Basic and diluted net loss per share	$(0.13)	$(0.33)	$(0.15)	$(0.25)	$(0.94)
Shares used to calculate loss from continuing operations per share—basic and diluted	66,408	64,162	60,397	56,835	56,291

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,024	$14,169	$24,392	$10,900	$43,524
Short-term investments	8,399	16,052	18,732	49,232	21,221
Working capital	22,969	28,362	46,724	58,748	71,431
Total assets	53,233	61,644	69,733	79,820	95,548
Total stockholders’ equity, (as restated)(4)	25,590	29,785	39,965	34,907	48,286

(1)          During 2005, $3.4 million of the purchase price for the acquisition of Telenexus, Inc. was allocated to acquired in-process research and development expense (“IPRD”). During 2004, $8.5 million of the purchase price for the acquisition of the wireless infrastructure business and associated assets from EiC was allocated to IPRD. For further discussion, see Management’s Discussion and Analysis of Financial Condition and the Results of Operations under the caption “Acquired In-process Research and Development Expenses” included elsewhere in this Form 10-K/A.

(2)          Our 2003 and 2002 recapitalization merger and other expense is a non-recurring expenditure comprised of expenses incurred by the special committee to our Board of Directors to review a proposal from an affiliate, Fox Paine & Company LLC to acquire all of the shares of the Company’s common stock held by unaffiliated stockholders. In 2003, Fox Paine & Company LLC withdrew its proposal.

(3)          The 2006 restructuring benefit relates to a severance accrual of approximately $174,000 in connection with the Milpitas fab shutdown offset by reversals of restructuring accruals of approximately $460,000. For further discussion of our restructuring charges, see Note 12 to the consolidated financial statements included elsewhere in this Form 10-K/A.

(4)          See Note 17 “Restatement of Previously Issued Financial Statements” in the notes to the consolidated financial statements for related discussion.

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

The following discussion should be read in conjunction with our consolidated financial statements and related disclosures included elsewhere in this annual report on Form 10-K/A. Except for historic actual results reported, the following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. See “Special Notice Regarding Forward-looking Statements” above and “Risk Factors” above for a discussion of certain factors that could cause future actual results to differ from those described in the following discussion.

Restatement

Subsequent to the issuance of our consolidated financial statements for the fiscal year ended December 31, 2006 contained in our Annual Report on Form 10-K filed with the SEC on March 28, 2007, we identified an error in our restructuring accrual that was established in 2001 and 2002 related to excess office space in our leased facilities in San Jose. Accordingly, we have restated our consolidated financial statements by correcting the consolidated balance sheet to increase long-term liabilities by $1,332,000 and decreasing stockholders’ equity by the same amount as of December 31, 2005 and 2006. The correction relates to payments expected to occur in 2010 and 2011, and has no impact on the consolidated statements of operations for the periods discussed in this management’s discussion and analysis. The restatement is discussed further in the “Explanatory Note” in the forepart of this Amendment No. 2 on Form 10-K/A and in Note 17 “Restatement of Previously Issued Financial Statements” included in Item 8 of this Amendment No. 2 on Form 10-K/A.

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

WJ Communications, Inc. (formerly Watkins Johnson Company, “we”, “us”, “our”, “WJ” or the “Company”) was formed after a recapitalization merger with Fox Paine on January 31, 2000. We were originally incorporated in California and reincorporated in Delaware in August 2000.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On a continuous basis, we evaluate all our significant estimates including those related to doubtful accounts receivable, inventory valuation, impairment of long-lived assets, income taxes, restructuring including accruals for abandoned lease properties, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstance, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. See Note 2 to the consolidated financial statements included elsewhere in this Form 10-K/A for a detailed discussion of all our significant accounting policies.

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

Effective for our second quarter ended July 3, 2005, we changed the application of our revenue recognition policy regarding our distributors. We had previously recognized revenue upon shipment to our distributors less estimated reserves for distributor right of return, authorized price reductions for specific end-customer sales opportunities and price protection based on known events and historical trends. Effective for our second quarter ended July 3, 2005, we recognize revenue from our distribution channels when our distributors have sold the product to the end customer. Historically, we have received stock rotation requests from our distributors that were within the amounts estimated and contractually allowed with only one exception of an insignificant amount. However, the request for stock rotation during our second quarter ended July 3, 2005 was higher than the amount contractually allowed. Our management, with the concurrence of our Audit Committee, believed the increasing percentage of our new product introductions makes it likely that stock rotation reserves will continue to be difficult to estimate based on historical patterns and contractual provisions. Based on this change in facts and circumstances and our management’s future expectations, we believed that we could no longer reasonably estimate the amount of future returns from our distributors as of July 3, 2005. Accordingly, beginning in our second quarter of 2005, recognition of revenue and associated cost of sales on shipments to distributors is deferred until the resale to the end customer. This change in application resulted in a $4.1 million revenue deferral in our second quarter of 2005. Although revenue is deferred until resale, title of products sold to distributors transfers upon shipment. Accordingly, shipments to distributors are reflected in the consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment. Deferred revenue and the corresponding cost of sales on shipments to distributors are reflected in the consolidated balance sheet on a net basis as “Deferred margin on distributor inventory.” For further discussion, see Note 2 to the consolidated financial statements included elsewhere in this Form 10-K/A.

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

We use the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

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

Comparison of Years Ended December 31, 2006, 2005 and 2004

Sales

We recognized sales of $48.8 million, $31.6 million and $32.3 million in 2006, 2005 and 2004, respectively. The increase in sales in 2006 is due to the substantial increase in demand for our products in the wireless infrastructure market particularly related to the growth of 3G systems. This increased demand was particularly strong in Asia where sales increased 69% and Europe where sales increased 209%. Part of the sales growth in Asia and Europe is attributable to our direct shipments to our distributor’s newly established overseas stocking hubs rather than shipping through the distributor’s stocking hub in the United States which gives us greater visibility to end customer demand. Over the comparable twelve-month periods, we have experienced an approximate 1% decrease in the mix weighted average selling price of our semiconductor products. Units shipped in 2006 increased to 23.9 million units from 17.0 million units in 2005. Sales in the comparable period in 2005 were also impacted by the change in application of our revenue recognition policy regarding sales to our distributors resulting in a $4.1 million revenue deferral in our second quarter of 2005. For further discussion, see Note 2 to the condensed consolidated financial statements included elsewhere in this Form 10-K/A.

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

The most significant cash item impacting the difference between net loss and cash flows used in operations in 2004 was $7.6 million used in working capital. The $7.6 million used in working capital primarily relates to a $2.3 million increase in receivables, a $2.4 million decrease in restructuring liabilities, a $1.0 million increase in other assets and a decrease of $867,000 in income tax contingency liability. Our receivables increased $2.3 million due to increased shipments during the fourth quarter of 2004. The $2.4 million decrease in restructuring liabilities primarily relates to payments against the remaining lease loss accrual. The increase in other assets of $1.0 million is primarily due to a $576,000 accrual of a settlement related to the termination of the supply agreement with EiC (see Note 4 to the consolidated financial statements included elsewhere in this Form 10-K/A) and a $560,000 increase in accrued interest receivable related to our investments. The decrease of $867,000 in income taxes payable relates to payments resulting from an audit of our 1996 through 2000 returns. Non-cash items included in net loss in 2004 included $2.8 million of depreciation and amortization, $8.5 million of IPRD related to our acquisition of the wireless infrastructure business and associated assets from EiC and $7.7 million related to a decrease in our income tax contingency liability resulted from a revised estimate of our tax contingency liability related to the audit of our 1996 through 2000 tax returns as a result of our receipt of the final assessment from the Internal Revenue Service.

Net Cash Provided (Used) by Investing Activities

Net cash provided (used) by investing activities was $5.8 million, ($1.5) million and $18.2 million in 2006, 2005 and 2004, respectively. In 2006, we realized $29.6 million in proceeds from the sale and maturities of our short term investments which was partially offset by $21.9 million used to purchase short-term investments and $2.1 million to invest in property, plant and equipment. In 2005, we used $34.9 million to purchase short-term investments, $3.2 million to acquire Telenexus, Inc. including associated acquisition costs and $1.5 million to purchase equipment which was partially offset by $37.6 million in proceeds we realized from the sale and maturities of our short-term investments. In 2004, we realized $89.2 million in proceeds from the sale of short term investments which was partially offset by $59.3 million used to purchase short-term investments, $10.7 million of acquisition and costs related to the EiC transaction (see Note 4 to the consolidated financial statements included elsewhere in this Form 10-K/A) and $878,000 to invest in property, plant and equipment. During 2007, we expect to invest approximately $4.0 million to $5.0 million in capital expenditures. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so during 2007

In conjunction with our acquisitions, we may be required to pay additional consideration related to the achievement of specific revenue and gross margin targets. With respect to EiC, we determined that the revenue and gross margin targets that had to be achieved by March 31, 2005 and 2006 respectively were not achieved. We communicated our conclusion to EiC and they notified us that they disagree with our conclusions. We believe EiC’s assertions are without merit. Should we be required to pay the additional consideration, it may be up to $14.0 million in cash (10%) and shares (90%). With respect to Telenexus, we determined that the revenue targets that had to be achieved by October 28, 2006 were not achieved and we communicated our conclusion to the selling shareholders. The Telenexus selling shareholders had thirty days to review and possibly contest our calculation. The Telenexus selling shareholders did not so notify us during the thirty day period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $1.8 million, $1.7 million and $10.7 million in 2006, 2005 and 2004, respectively. In 2006, we received net proceeds of $2.1 million from the sale of our common stock to employees through our employee stock purchase and options plans. In 2005, we received net proceeds of approximately $1.9 million from the sale of our common stock to employees through our employee stock purchase and option plans which was partially offset by $201,000 representing 117,439 shares of our common stock withheld from our former CEO to cover the income tax withholding on his receipt of 328,500 shares of restricted stock in connection with a severance agreement and $49,000 representing shares withheld from other employees. In 2004, we received net proceeds of $10.2 million related to our secondary public offering of 2 million newly issued shares of our common stock and $1.5 million from the sale of our common stock to employees through our employee stock purchase and option plans which was partially offset by $920,000 of cash used to repurchase our common stock under our stock repurchase program which expired on July 26, 2005 (see Note 8 to the consolidated financial statements included elsewhere in the Form 10-K/A).

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2006 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by Period
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
Capital lease obligations	$19	$19	$—	$—	$—
Operating lease obligations(1)(3)	18,805	4,324	8,859	5,622	—
Purchase obligations(2)	3,212	3,200	12	—	—
Total(4)	$22,036	$7,543	$8,871	$5,622	$—

(1)          We lease our facilities, including our executive offices in San Jose, California, under lease agreements that expire at various dates through 2011. Total future lease obligations as of December 31, 2006, were $18.8 million, of which $11.6 million was recorded as a liability for certain facilities that were included in our restructuring accrual (current and long-term). The Milpitas facility lease expired on November 14, 2006, and we are continuing to make lease payments under the holdover provisions of the lease until we close the facility in 2007.

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

(3)          The only component of Other Long-Term Liabilities that requires us to make cash payments is a restructuring accrual of $12.0 million relating to the future operating lease payments on certain facilities that were included in our restructuring plans (See Note 12 to the consolidated financial statements included elsewhere in this Form 10-K/A). We will make these payments through 2011. We included these amounts in the operating lease total in the table above. Excluding payments under the operating lease component included in the restructuring accrual, the other components of Other Long-Term Liabilities do not contractually require us to make cash payments and primarily consist of estimated operating costs on restructured facilities, deferred rent and estimated environmental costs

(4)          The table above does not include possible contractual obligations related to our acquisition in June 2004 of the wireless infrastructure business and associated assets from EiC which could have required the Company to pay further consideration of up to $14 million if specific revenue and gross margin targets were achieved by March 31, 2005 and 2006. The Company has determined that the revenue and gross margin targets were not met for both of the periods and this was communicated to EiC. EiC subsequently notified the Company that it disagrees with the Company’s conclusions. While the Company believes EiC’s assertions were without merit and has notified EiC of such, there are no assurances as to the eventual outcome of this matter.

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

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements except for operating leases as discussed in Note 10 to the consolidated financial statements included elsewhere in this Form 10-K/A.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. For the year ended December 31, 2006, the Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2006. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 17, the accompanying balance sheets and statements of stockholders’ equity have been restated.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 28, 2007
(May 15, 2007 as to the effects of the restatement discussed in Note 17)

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2006	2005
	(As restated, see Note 17)	(As restated, see Note 17)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,024	$14,169
Short-term investments	8,399	16,052
Receivables (net of allowances of $417 and $122, respectively)	5,759	7,135
Inventories	5,281	4,826
Prepaid expenses and other	1,563	2,632
Total current assets	38,026	44,814
PROPERTY, PLANT AND EQUIPMENT, net	7,232	7,919
Goodwill (Note 5)	6,834	6,806
Intangible assets, net (Note 5)	960	1,884
Other assets	181	221
	$53,233	$61,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,522	$4,220
Accrued compensation and benefits	1,966	2,024
Other accrued liabilities	2,114	1,787
Income tax contingency liability	419	1,818
Deferred margin on distributor inventory	2,824	3,217
Restructuring accrual (Note 12)	3,212	3,386
Total current liabilities	15,057	16,452
OTHER LONG-TERM OBLIGATIONS (Notes 7 and 12)	12,586	15,407
COMMITMENTS AND CONTINGENCIES (Note10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value—100,000,000 shares authorized, 69,354,888 and 67,455,845 shares issued and outstanding in 2006 and 2005, respectively	693	675
Treasury stock—2,039,743 shares in 2006 and 1,922,063 shares in 2005	(20)	(19)
Additional paid-in capital	208,840	205,320
Accumulated deficit	(183,923)	(175,519)
Other comprehensive loss	—	(9)
Deferred stock compensation	—	(663)
Total stockholders’ equity	25,590	29,785
	$53,233	$61,644

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Sales, net	$48,779	$31,597	$32,336
Cost of goods sold	23,704	16,906	15,278
Gross profit	25,075	14,691	17,058
Operating expenses:
Research and development	18,329	18,070	17,238
Selling and administrative	17,869	15,295	12,503
Acquired in-process research & development	—	3,400	8,500
Restructuring charges (reversals) (Note 12)	(286)	—	(3,845)
Total operating expenses	35,912	36,765	34,396
Loss from operations	(10,837)	(22,074)	(17,338)
Interest income	1,241	1,048	682
Interest expense	(83)	(96)	(104)
Other expense/income—net	(91)	14	5
Loss before income taxes	(9,770)	(21,108)	(16,755)
Income tax benefit	(1,366)	(120)	(7,674)
Net loss	$(8,404)	$(20,988)	$(9,081)
Basic and diluted net loss per share	$(0.13)	$(0.33)	$(0.15)
Basic and diluted average shares	66,408	64,162	60,397

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

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(In thousands, except share amounts)

	Accumulated Deficit	Other Comprehensive Loss	Deferred Stock Compensation	Total Stockholders’ Equity
Balance, December 31, 2003 (as restated, see Note 17)	$(145,450)	$(8)	$(375)	$34,907
Net loss	(9,081)	—	—	(9,081)
Common stock issued	—	—	—	12,972
Exercise of stock options	—	—	—	1,189
Deferred stock compensation	—	—	(298)	—
Repurchases of common stock	—	—	—	(920)
Amortization of deferred stock compensation	—	—	308	308
Compensation charge due to option date extension	—	—	—	594
Unrealized holding gains on securities	—	(4)	—	(4)
Balance, December 31, 2004 (as restated, see Note 17)	(154,531)	(12)	(365)	39,965
Net loss	(20,988)	—	—	(20,988)
Common stock issued	—	—	(1,302)	8,683
Exercise of stock options	—	—	—	1,455
Shares repurchased for tax withholding on employee stock transactions	—	—	—	(250)
Amortization of deferred stock compensation	—	—	917	917
Elimination of deferred compensation related to stock options forfeited	—	—	87	—
Unrealized holding gains on securities	—	3	—	3
Balance, December 31, 2005 (as restated, see Note 17)	(175,519)	(9)	(663)	29,785
Net loss	(8,404)	—	—	(8,404)
Common stock issued	—	—	—	468
Exercise of stock options	—	—	—	1,655
Shares repurchased for tax withholding on employee stock transactions	—	—	—	(252)
Stock-based compensation	—	—	—	2,329
Reclassification of deferred stock compensation upon adoption of SFAS 123R	—	—	663	—
Unrealized holding gains on securities	—	9	—	9
Balance, December 31, 2006 (as restated, see Note 17)	$(183,923)	$—	$—	$25,590

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

We are a radio frequency (“RF”) semiconductor company providing RF product solutions worldwide to communications equipment companies. We design, develop and manufacture innovative, high performance products for both current and next generation wireless and cable networks, and RF identification (“RFID”) systems. Our RF product solutions are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which address the radio frequency challenges of these various systems. We currently generate the majority of our revenue from our products utilized in wireless networks. Revenue from our products used in RF identification systems represents a less significant portion of our current revenue. The RF challenge is to create product designs that function within the unique parameters of different wireless system architectures. Our solution is comprised of design expertise, advanced device technology and manufacturability. Our communications products are used by telecommunication equipment manufacturers supporting and facilitating mobile communications, enhanced voice services, data and image transport. Our objective is to be the leading supplier of innovative RF semiconductors products.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS—The carrying value of cash and cash equivalents, receivables and accounts payable are a reasonable approximation of their fair market value due to the short-term maturities of those instruments. Short-term investments are classified as available-for-sale and reported at fair market value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity, net of tax, until realized.

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

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES—In accordance with SFAS No. 109, “Accounting for Income Taxes,” the consolidated financial statements include provisions for deferred income taxes using the liability method for transactions that are reported in one period for financial accounting purposes and in another period for income tax purposes. Deferred tax assets, net are recognized when management believes realization of future tax benefits of temporary differences is more likely than not. In estimating future tax consequences, generally all expected future events are considered (including available carryback claims), other than enactment of changes in the tax law or rates. Valuation allowances are established for those deferred tax assets where management believes it is not more likely than not such assets will be realized.

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

STOCK-BASED COMPENSATION—Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”) which replaced Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period,

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures which included adjustments for estimated forfeitures. See Note 8 for further information regarding our stock-based compensation assumptions and expenses, including pro-forma disclosures for prior periods as if the Company had recorded stock-based compensation expense.

Prior to the adoption of SFAS 123R, the Company recognized the estimated compensation cost of restricted stock over the vesting term. The estimated compensation cost is based on the fair value of the Company’s common stock on the date of grant. We will continue to recognize the compensation cost, net of estimated forfeitures, over the vesting term.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123 (R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards . The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company has adopted this simplified method.

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

4. BUSINESS COMBINATIONS

EiC Acquisition

On June 18, 2004, the Company completed its acquisition of the wireless infrastructure business and associated assets from EiC. The aggregate purchase price was $13.3 million. In connection with the acquisition, $1.5 million in cash and 294,118 shares of common stock were held in escrow as security against certain financial contingencies. On March 30, 2005, the Company made a claim against the escrow account for unpaid invoices issued under the supply agreement. The Company received those funds on May 4, 2005. The uncontested amount was released to EiC on April 5, 2005 per the escrow agreement and the residual balance of the $1.5 million was released to EiC on May 4, 2005. On March 24, 2006, the Company made a claim against 147,059 of the 294,118 shares in the escrow account pending resolution of claims made by a vendor regarding a pre-acquisition contract and released the uncontested 147,059 shares from the escrow. The Company reached a settlement with EiC on May 25, 2006 resulting in the remaining 147,059 shares being released from escrow on June 16, 2006.

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

Developmental projects that reached technological feasibility were classified as developed and core technology, and the $200,000 value assigned to developed technology was capitalized to be amortized using the straight-line method over a weighted-average period of five years. Developmental projects that had not reached technological feasibility, and had no future alternative uses were classified as IPRD. The $8.5 million value allocated to projects that were identified as IPRD was charged to acquired in-process research and development in 2004. The value assigned to IPRD comprises the following projects: 12V heterojunction bipolar transistor (“HBT”) power amplifiers ($1.5 million) and 28 V HBT high power amplifiers ($7.0 million).

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

The following tables present details of the Company’s purchased intangible assets (in thousands):

As of December 31, 2006:

Description	Useful Life	Gross	Accumulated Amortization	Net
EiC acquisition
Purchased developed technology	5 years	$200	$100	$100
Telenexus acquisition
Purchased developed technology	1.2 years	40	40	—
Customer relationships	7 years	900	250	650
Non-competition agreements	4 years	400	190	210
Total identified intangible assets		$1,540	$580	$960

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

As of December 31, 2005:

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

6. BORROWING ARRANGEMENTS

On January 23, 2007, WJ Communications, Inc. entered into a fifth amendment which extends the maturity date from January 21, 2007 to June 30, 2008 of its Amended and Restated Loan and Security Agreement (the “Credit Facility”) between Comerica Bank and the Company dated September 23, 2003 and as amended June 13, 2005, July 12, 2005, September 28, 2005, and December 27, 2005. Comerica also provided the Company with a letter agreement that, starting on January 22, 2007, the Company had a 30-day grace period until the credit facility automatically expired during which period the credit facility remained in full force without lapse or termination. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at the Company’s option, at LIBOR plus 2.0% or Prime less 0.25%. The Revolving Facility requires the Company to maintain certain financial ratios, (such as a minimum unrestricted cash balance and a minimum tangible net worth), and

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. BORROWING ARRANGEMENTS (Continued)

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

7. OTHER LONG-TERM OBLIGATIONS

Long-term obligations, excluding amounts due within one year, consist of the following (in thousands):

	December 31,
	2006	2005
Environmental remediation (Note 10)	$56	$60
Restructuring accrual (Note 12), (as restated, see Note 17)	12,005	14,722
Deferred rent and deposits	496	596
Long-term advances and deposits	29	29
Total	$12,586	$15,407

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

The amounts included in the year ended December 31, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The impact on basic and diluted net loss per share for the year ended December 31, 2006 from the adoption of SFAS 123R was $0.04.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS’ EQUITY (Continued)

The following table illustrates the effect for periods prior to the adoption of SFAS 123R on net loss had compensation cost for all of the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans, and amortized to expense over the vesting period of the awards consistent with the methodology prescribed under SFAS 123, “Accounting for Stock-Based Compensation” (in thousands except per share amounts):

	Year Ending December 31,
	2005	2004
Reported net loss	$(20,988)	$(9,081)
Add: Total stock-based employee compensation expense included in reported net loss	920	308
Deduct: Total stock-based employee compensation expense under fair value based method for all awards	(1,116)	(5,474)
Pro forma loss	$(21,184)	$(14,247)
Reported net loss per basic and diluted share	$(0.33)	$(0.15)
Pro forma net loss per basic and diluted share	$(0.33)	$(0.24)

Activity under the stock option plans during 2006, 2005 and 2004 are set forth below:

		Weighted Average
	Shares	Exercise Price
2004
Granted (weighted average fair value of $2.19 per option)	3,046,500	$3.27
Exercised	(934,107)	$1.27
Cancelled	(813,031)	$0.98
At December 31:
Outstanding	13,727,396	$2.26
Exercisable	6,389,431	$2.03

		Weighted Average
	Shares	Exercise Price
2005
Granted (weighted average fair value of $0.88 per option)	1,728,000	$1.43
Exercised	(1,377,942)	$1.06
Cancelled	(4,710,695)	$3.08
At December 31:
Outstanding	9,366,759	$1.87
Exercisable	5,225,843	$2.02

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

	2006	2005
Net operating loss	$24,609	$19,304
Restructuring accrual	6,201	7,378
Depreciation and amortization	11,706	12,998
Accounts receivable valuation	189	38
Inventory valuation	2,411	2,394
Stock related	679	—
Tax credits	8,815	8,158
Employee benefit related accruals	360	477
Other	536	398
Total deferred tax assets	55,506	51,145
Valuation allowance	(55,506)	(51,145)
Total deferred tax assets	$—	$—
Income tax contingency liability	$419	$1,818

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

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

Minimum lease commitments as of December 31, 2006 under non-cancelable leases are as follows (in thousands):

Operating Leases
Lease payments:
2007	$4,324
2008	4,416
2009	4,442
2010	4,599
2011	1,024
Remaining years	—
Total	$18,805

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

Third Quarter 2002 Restructuring Plan

Lease Loss—In the third quarter of 2002, the Company decided to abandon a portion of its leased facility based on revised anticipated demand for its products and current market conditions. This excess space, for which the Company had a remaining eight year commitment, is located on the first floor of the Company’s current corporate headquarters and originally housed a portion of the Company’s optics and integrated assemblies manufacturing operations. This decision resulted in a lease loss of $11.8 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge of $3.2 million for tenant improvements deemed no longer realizable. In determining this estimate, the Company made certain assumptions with regards to its ability

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. RESTRUCTURING CHARGES (Continued)

to sublease the space and reflected offsetting assumed sublease income in line with the Company’s best estimate of current market conditions.

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

As of December 31, 2006, the maximum potential amount of the lease loss for this property is $6.5 million.

Third Quarter 2001 Restructuring Plan

Lease Loss and Leasehold Impairment—In September 2001, the Company decided to abandon a leased facility based on revised anticipated demand for its products and current market conditions. This excess facility, for which the Company had a ten year commitment, is located adjacent to the Company’s current corporate headquarters and was originally developed to house additional administrative and corporate offices to accommodate planned expansion. This decision resulted in a lease loss of $7.4 million, comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and an asset impairment charge of $2.6 million on tenant improvements deemed no longer realizable. In determining this estimate, the Company made certain assumptions with regards to its ability to sublease the space and reflected offsetting assumed sublease income in line with the Company’s best estimate of current market conditions.

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

As of December 31, 2006, the maximum potential amount of the lease loss for this property is $9.2 million which is partially offset by $481,000 of minimum sublease income commitments under non-cancelable sublease rental agreements and $152,000 of estimated net sublease income.

The following table summarizes restructuring accrual activity recorded during the years 2004 though December 31, 2006 (in thousands):

	Q3 2001 Restructuring Plan	Q3 2002 Restructuring Plan			Q4 2002 Restructuring Plan			Q4 2006
	Lease	Workforce	Lease	Asset	Workforce	Lease	Asset	Restructuring
	Loss	Reduction	Loss	Impairment	Reduction	Loss	Impairment	Plan	Total
Balance at January 1, 2004, (as restated, see Note 17)	$11,645	$—	$11,139	$—	$253	$3,921	$—	$—	$26,958
2004 additional charge (credit)	538	—	(377)	—	(85)	(3,921)	—	—	(3,845)
Non-cash charges	12	—	30	—	—	—	—	—	42
Cash payments	(1,003)	—	(1,233)	—	(168)	—	—	—	(2,404)
Balance at December 31, 2004, (as restated, see Note 17)	11,192	—	9,559	—	—	—	—	—	20,751
2005 additional charge (credit)	—	—	—	—	—	—	—	—	—
Non-cash charges	46	—	8	—	—	—	—	—	54
Cash payments	(1,420)	—	(1,277)	—	—	—	—	—	(2,697)
Balance at December 31, 2005, (as restated, see Note 17)	9,818	—	8,290	—	—	—	—	—	18,108
2006 additional charge (credit)	—	—	—	—	—	—	—	—	—
Non-cash charges (reversals)	27	—	(487)	—	—	—	—	174	(286)
Cash payments	(1,291)	—	(1,314)	—	—	—	—	—	(2,605)
Balance at December 31, 2006, (as restated, see Note 17)(1)	$8,554	$—	$6,489	$—	$—	$—	$—	$174	$15,217

(1)          Of the accrued restructuring liability at December 31, 2006, the Company expects $3.2 million of the lease loss to be paid out over the next twelve months. As such, this amount is recorded as a current liability and the remaining $12.0 million to be paid out over the remaining life of the lease of approximately four years is recorded as a long-term liability.

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

Sales to individual customers representing greater than 10% of Company consolidated sales during at least one of the past three years are as follows (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Richardson Electronics, Ltd(1)	$21,278	$14,194	$16,681
Celestica	8,224	4,060	3,768

(1)          Richardson Electronics, Ltd is the worldwide distributor of the Company’s line of RF semiconductor products

Sales to unaffiliated customers by geographic area are as follows (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
United States	$23,500	$17,800	$20,904
Export Sales from United States:
Europe	5,048	1,632	2,435
Thailand	4,984	1,667	844
Republic of Korea	2,203	1,775	599
China	9,877	6,777	4,492
Other	3,167	1,946	3,062
Total	$48,779	$31,597	$32,336

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

For the years ended December 31, 2006, 2005 and 2004, the incremental shares from the assumed exercise of 8,888,280, 9,366,759 and 13,727,396 stock options, respectively, and 64,648, 65,936 and 158,601 shares for the years ended December 31, 2006, 2005 and 2004, respectively, related to contributions under the Employee Stock Purchase Plan for pending purchases were not included in computing the dilutive per share amounts because operations resulted in a loss and the effect of such assumed exercise would be anti-dilutive.

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

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. QUARTERLY FINANCIAL DATA—UNAUDITED (Continued)

	Three Months Ended
	April 3,	July 3,	Oct. 2,	Dec. 31,
	2005	2005	2005	2005
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$7,774	$4,023 (1)	$8,094	$11,706
Cost of goods sold	4,348	2,870	3,774	5,914
Gross profit	3,426	1,153	4,320	5,792
Operating expenses:
Acquired in-process research and development(2)	3,400	—	—	—
Research and development	4,743	4,397	4,451	4,480
Selling and administrative	3,189	4,824 (3)	3,632	3,650
Total operating expenses	11,332	9,221	8,083	8,130
Loss from operations	(7,906)	(8,068)	(3,763)	(2,338)
Interest income	240	261	272	275
Interest expense	(23)	(24)	(29)	(20)
Other income—net	5	3	3	3
Loss from operations before income taxes	(7,684)	(7,828)	(3,517)	(2,080)
Income tax (benefit)/provision	—	—	(123)	3
Net loss	$(7,684)	$(7,828)	$(3,394)	$(2,083)
Basic and diluted net loss per share	$(0.12)	$(0.12)	$(0.05)	$(0.03)
Basic and diluted shares used to calculate net loss per share	63,027	64,055	64,516	65,084

(1)          Effective for the Company’s second quarter ended July 3, 2005, the Company changed the application of its revenue recognition policy regarding its distributors (see Note 2 to the consolidated financial statements). This change in application resulted in a $4.1 million revenue deferral in the Company’s second quarter of 2005.

(2)          During the first quarter of 2005, $3.4 million of the purchase price for the acquisition of Telenexus, Inc. was allocated to acquired in-process research and development expense (see Note 4 to the consolidated financial statements).

(3)          The second quarter of 2005 includes a $1.2 million charge for separation expenses related to the Company’s former CEO.

(4)          During the fourth quarter of 2006, the Company identified and corrected an error in its methodology used during the first three quarters of 2006 for accounting for forfeitures under SFAS 123R, which accounting was adopted effective January 1, 2006. The correction of the error resulted in a cumulative stock-based compensation charge of approximately $126,000, which was recorded in the fourth quarter of 2006. Management has determined that the impact of correcting the error in the fourth quarter is not material.

17. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of its consolidated financial statements for the fiscal year ended December 31, 2006, the Company identified an error in its restructuring accrual that was established in

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

2001 and 2002 related to an obligation for excess office space in its leased facilities in San Jose that had been incorrectly excluded in recording the original restructuring accrual. The obligations represent payments expected to occur in 2010 and 2011. As the error relates to 2001 and 2002, the Company recorded a charge to beginning accumulated losses as of December 31, 2003 of $1,332,000 to correct the consolidated financial statements. Accordingly, the accompanying consolidated balance sheets as of December 31, 2006 and 2005 and the consolidated statements of stockholders’ equity for each of the three years in the period ended December 31, 2006 have been restated from the amounts previously reported. The restatement has no impact on the accompanying consolidated statements of operations, comprehensive loss and cash flows.

A summary of the effects of the restatement is shown below (in thousands).

Consolidated Balance Sheets

	December 31, 2006		December 31, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
Restructuring accrual, long term	$10,673	$12,005	$13,390	$14,722
Other long-term obligations	11,254	12,586	14,075	15,407
Accumulated deficit	(182,591)	(183,923)	(174,187)	(175,519)
Total stockholders’ equity	$26,922	$25,590	$31,117	$29,785

Consolidated Statements of Stockholders’ Equity

	December 31, 2006		December 31, 2005		December 31, 2004		December 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Accumulated deficit	$(182,591)	$(183,923)	$(174,187)	$(175,519)	$(153,199)	$(154,531)	$(144,118)	$(145,450)
Total stockholders’ equity	$26,922	$25,590	$31,117	$29,785	$41,297	$39,965	$36,239	$34,907

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

Subsequent to the issuance of our December 31, 2006 financial statements, we determined we had not properly recorded the restructuring accrual that was established in 2001 and 2002. As a result, we concluded, after discussions with the Audit Committee of the Company’s Board of Directors, that we should restate the Company’s previously filed financial statements for the fiscal year ended December 31, 2006 in order to correct this error. As a result of our determination that the errors should be corrected and that previously filed financial statements should be restated, management has concluded that there is a material weakness in the Company’s internal control over financial reporting. We are currently assessing the actions necessary to remediate such material weakness.

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

Item 9b.                 OTHER INFORMATION

None.

PART III

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item was set forth in the registrant’s Form 10-K/A Amendment No. 1 and is incorporated herein by reference.

Item 11.                 EXECUTIVE COMPENSATION

The information required by this item was set forth in the registrant’s Form 10-K/A Amendment No. 1 and is incorporated herein by reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item was set forth in the registrant’s Form 10-K/A Amendment No. 1 and is incorporated herein by reference.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item was set forth in the registrant’s Form 10-K/A Amendment No. 1 and is incorporated herein by reference.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item was set forth in the registrant’s Form 10-K/A Amendment No. 1 and is incorporated herein by reference.

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The consolidated financial statements, and related notes thereto, of the Company, and the Report of Independent Registered Public Accounting Firm listed in the accompanying Index to Consolidated Financial Statements on page 3 are filed as part of this Form 10-K/A.

2. Financial Statement Schedules

The following financial statement schedule of the Company is filed as part of this Form 10-K/A. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Schedule II—Valuation and Qualifying Accounts

3. Exhibits

The exhibits listed on the following index to exhibits are filed as part of, or hereby incorporated by reference into, this Form 10-K/A.

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

		8-K	000-31337	2.1 and 4.1	2/3/05

10.15††	Employment Agreement by and between WJ Communications, Inc. and Richard J. Swanson dated January 28, 2005	8-K	000-31337	10.1	2/3/05
10.16††	Employment Agreement by and between WJ Communications, Inc. and Wilfred K. Lau dated January 28, 2005	8-K	000-31337	10.2	2/3/05
10.17	Employment agreement between the Registrant and Javed S. Patel	10-Q	000-31337	10.1	5/18/05
10.18*	Employment agreement between the Registrant and Neil Morris, Ph.D.	10-Q	000-31337	10.2	5/18/05
10.19*	Employment agreement between the Registrant and Robert J. Bayruns	10-Q	000-31337	10.3	5/18/05
10.20	Acquisition related agreements by and among WJ Communications, Inc., WJ Newco, LLC, Telenexus, Inc. and Richard J. Swanson, Wilfred K. Lau, David Fried, Kurt Christensen and Mark Sutton dated January 28, 2005 to refile Exhibit 2.1 to include certain information that was previously redacted pursuant to a confidential treatment request. The Exhibit 2.1 attached hereto supersedes in its entirety the exhibit previously filed on Form 8-K on February 3, 2005.	8-K/A	000-31337	2.1	6/24/05
10.21	Employment Agreement, dated as of June 28, 2005, by and between the Registrant and Bruce W. Diamond	8-K	000-31337	10.2	7/1/05
10.22	Employment agreement, dated October 19, 2005, by and between the Company and Haresh P. Patel	8-K	000-31337	10.1	10/28/05
10.23	Amendment No. 4 to Loan and Security Agreement by and between the Company and Comerica Bank dated December 27, 2005	8-K	000-31337	10.1	1/3/06
10.24*†	Employment Agreement, dated as of December 21, 2005, by and between the Registrant and Mark S. Knoch	10-K	000-31337	10.27	3/31/06
10.25*	Employment Agreement, dated as of January 13, 2006, by and between the Registrant and Morteza Saidi	10-K	000-31337	10.28	3/31/06
10.26*†	Employment Agreement dated as of March 1, 2006, by and between the Registrant and R. Gregory Miller.	10-Q	000-31337	10.1	5/17/06

10.27*	First Amendment to the Amended and Restated WJ Communications, Inc. 2000 Non-Employee Director Stock Compensation Plan.	10-Q	000-31337	10.1	8/10/06
10.28*	Second Amendment to the WJ Communications, Inc. 2001 Employee Stock Purchase Plan.	10-Q	000-31337	10.2	8/10/06
10.29†	Wafer Manufacturing and Supply Agreement between Registrant and Global Communication Semiconductors, Inc.	10-Q	000-31337	10.1	11/17/06
10.30	Amended and Restated 2000 Stock Incentive Plan	10-Q	000-31337	10.1	8/6/06
10.31	Performance Accelerated Restricted Stock Unit Agreement (CIC)	10-Q	000-31337	10.2	8/6/06
10.32	Performance Accelerated Restricted Stock Unit Agreement	10-Q	000-31337	10.3	8/6/06
10.33	Letter Agreement between the Company and Comerica Bank regarding the extension of the Credit Facility	8-K	000-31337	10.1	1/4/07
10.34	Fifth Amendment to Amended and Restated Loan and Security Agreement	8-K	000-31337	10.1	1/29/07
10.35	Letter Agreement with Comerica Bank	8-K	000-31337	10.2	1/29/07
21.1	Subsidiaries of the registrant					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page)	10-K	000-31337	21.1	3/28/07
31.1	Certification of Bruce W. Diamond, Chief Executive Officer (principal executive officer), pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.2	Certification of R. Gregory Miller, Interim Chief Financial Officer (principal financial officer), pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.1	Certification of Bruce W. Diamond, principal executive officer, Pursuant To 18 U.S.C. Section 1350.					X

32.2	Certification of R. Gregory Miller, principal financial officer, Pursuant To 18 U.S.C. Section 1350.	X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 15th day of May 2007.

WJ COMMUNICATIONS, INC.
(Registrant)
Date	May 15, 2007	By:	/s/ BRUCE W. DIAMOND
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ BRUCE W. DIAMOND	President, Chief Executive Officer	5/15/07
Bruce W. Diamond	(principal executive officer), Director
/s/ R. GREGORY MILLER	Chief Financial Officer	5/15/07
R. Gregory Miller	(principal financial officer)
/s/ W. DEXTER PAINE, III	Chairman of the Board	5/15/07
W. Dexter Paine, III
/s/ MICHAEL E. HOLMSTROM	Director	5/15/07
Michael E. Holmstrom
/s/ LIANE J. PELLETIER	Director	5/15/07
Liane J. Pelletier
/s/ JACK G. LEVIN	Director	5/15/07
Jack G. Levin
/s/ PATRICE M. DANIELS	Director	5/15/07
Patrice M. Daniels
/s/ CATHERINE P. LEGO	Director	5/15/07
Catherine P. Lego
/s/ ROBERT WHELTON	Director	5/15/07
Robert Whelton
/s/ ANGELOS J. DASSIOS	Director	5/15/07
Angelos J. Dassios

SCHEDULE II

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004
(in thousands)

Description	Balance at Beginning of Period	Charged (Credits) to Costs and Expenses	Balance at Recoveries/ (Write-offs)	End of Period
Year ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$15	$54	$(20)	$49
Sales return allowance	73	528	(482)	119
Ship & debit allowance	34	504	(289)	249
Warranty reserve	40	21	(31)	30
Total	$162	$1,107	$(822)	$447
Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$79	$32	$(96)	$15
Sales return allowance	74	511	(512)	73
Distributor stock rotation reserve	338	26	(364)	—
Ship & debit allowance	5	89	(60)	34
Warranty reserve	54	22	(36)	40
Total	$550	$680	$(1,068)	$162
Year ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$21	$51	$7	$79
Sales return allowance	75	760	(761)	74
Distributor stock rotation reserve	196	847	(705)	338
Ship & debit allowance	29	35	(59)	5
Warranty reserve	36	76	(58)	54
Total	$357	$1,769	$(1,576)	$550