Form 10-Q
period 2007-04-01
WJ COMMUNICATIONS INC
filed 2007-05-16
CIK 105006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

As of May 1, 2007 there were 68,628,132 shares outstanding of the registrant’s common stock, $0.01 par value.

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, our Annual Report on Form 10-K/A Amendment No. 2, our shareholders’ annual report, press releases and certain information provided periodically in writing or orally by our officers, directors or agents contain certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecasted in the forward-looking statements. In addition, the forward-looking events discussed in this report might not occur. These risks and uncertainties include, among others, those described in the section of this report and our Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2006 filed with the Securities and Exchange Commission on May 15, 2007 entitled “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission. We assume no obligation to update or revise the forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

WJ COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
THREE MONTHS ENDED APRIL 1, 2007
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006

Net sales	$10,757	$12,341

Cost of goods sold	5,988	6,140
Gross profit	4,769	6,201
Operating expenses:
Research and development	5,497	5,147
Selling and administrative	3,830	5,365
Restructuring charges	212	—
Total operating expenses	9,539	10,512
Loss from operations	(4,770)	(4,311)
Interest income	263	292
Interest expense	(14)	(30)
Other income—net	120	3
Loss before income taxes	(4,401)	(4,046)
Income tax benefit	—	(1,289)
Net loss	$(4,401)	$(2,757)

Basic and diluted net loss per share	$(0.07)	$(0.04)
Basic and diluted average shares	67,484	65,707

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006

Net loss	$(4,401)	$(2,757)
Other comprehensive loss:
Unrealized holding gains on securities arising during the period net of reclassification adjustments	3	5

Comprehensive loss	$(4,398)	$(2,752)

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	April 1,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,053	$17,024
Short-term investments	6,866	8,399
Receivables (net of allowances of $756 and $417, respectively)	5,778	5,759
Inventories	6,885	5,281
Other current assets	2,007	1,563
Total current assets	33,589	38,026
PROPERTY, PLANT AND EQUIPMENT, net	7,339	7,232
Goodwill	6,834	6,834
Intangible assets, net	893	960
Other assets	180	181
	$48,835	$53,233

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,000	$4,522
Accrued liabilities	3,838	4,080
Income tax contingency liability	42	419
Deferred margin on distributor inventory	2,364	2,824
Restructuring accrual	3,510	3,212
Total current liabilities	14,754	15,057
Restructuring accrual	11,149	12,006
Other long-term obligations	544	580
Total liabilities	26,447	27,643

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	699	693
Treasury stock	(22)	(20)
Additional paid-in capital	209,643	208,840
Accumulated deficit	(187,929)	(183,923)
Other comprehensive loss	(3)	—
Total stockholders’ equity	22,388	25,590
	$48,835	$53,233

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(4,401)	$(2,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,202	904
Amortization of deferred financing costs	8	8
Net (gain)/loss on disposal of property, plant and equipment	(1)	37
Restructuring charges (reversals)	66	(17)
Intangible assets impairment	—	637
Stock based compensation	875	368
Allowance for doubtful accounts	—	2
Asset retirement obligations	—	(109)
Amortization of premiums on short-term investments	(1)	15
Net changes in:
Receivables	(19)	(114)
Inventories	(1,604)	703
Other assets	(418)	722
Accruals and accounts payable	(550)	(116)
Income tax contingency liability	18	(1,318)
Deferred margin on distributor inventory	(459)	76
Restructuring liabilities	(624)	(620)
Net cash used in operating activities	(5,908)	(1,579)

INVESTING ACTIVITIES:
Purchase of short-term investments	(5,871)	(7,059)
Proceeds from sale and maturities of short-term investments	7,400	11,587
Purchases of property, plant and equipment	(508)	(383)
Proceeds on disposal of property, plant and equipment	26	11
Net cash provided by investing activities	1,047	4,156

FINANCING ACTIVITIES:
Principal payments on capital lease	(8)	—
Payments on long-term borrowings	(32)	(32)
Repurchase of common stock	(263)	(35)
Net proceeds from issuances of common stock	193	112
Net cash (used in)/provided by financing activities	(110)	45

Net (decrease)/increase in cash and cash equivalents	(4,971)	2,622
Cash and cash equivalents at beginning of period	17,024	14,169
Cash and cash equivalents at end of period	$12,053	16,791

Other cash flow information:
Income taxes paid	$3	$28
Interest paid	6	22
Noncash investing and financing activities:
Increase in accounts payable related to property, plant and equipment purchases	757	682

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which are considered to be normal and recurring in nature. Operating results for the three months period ended April 1, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of WJ Communications, Inc. (the “Company”) for the fiscal year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K/A Amendment No. 2 filed with the Securities and Exchange Commission on May 15, 2007. The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

The EiC acquisition agreement contained contingency clauses which could have required the Company to pay further compensation of up to $14.0 million if specific revenue and gross margin targets were achieved by March 31, 2005 and March 31, 2006 of which $7.0 million of additional compensation related to the period ended March 31, 2005. The Company determined that the revenue and the gross margin targets were not met for both the periods ended March 31, 2005 and March 31, 2006, and this was communicated to EiC. EiC subsequently notified the Company that it disagreed with the Company’s conclusions. While the Company believes EiC’s assertions are without merit and have notified EiC of such, there can be no assurance as to the eventual outcome of this matter.

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

3.             GOODWILL AND INTANGIBLE ASSETS

In connection with the acquisition of the wireless infrastructure business and associated assets from EiC on June 18, 2004, the Company recorded $1.8 million of goodwill. Adjustments to the EiC goodwill subsequent to the EiC acquisition date resulted in 2005 from a $576,000 benefit from the termination settlement of the associated supply agreement with EiC and partially offset by $152,000 of additional registration statement related expenses.  In connection with the acquisition of Telenexus acquisition on January 28, 2005, the Company recorded $5.5 million of goodwill. This goodwill was based upon the values assigned to the transactions at the time they were announced in accordance with SFAS 142. The carrying value of goodwill as of April 1, 2007 and December 31, 2006 is as follows (in thousands):

	EiC	Telenexus	Total
Balance as of December 31, 2006 and April 1, 2007	$1,405	$5,429	$6,834

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

Intangible assets are recorded at cost, less accumulated amortization. During the quarter ended April 2, 2006, the Company determined that it would no longer use the Telenexus trademarks and trade names and would instead market its RFID products under the WJ Communications brand.  As such, the remaining unamortized balance of $637,000 was expensed as “Selling and administrative” which is reflected in the accompanying unaudited condensed consolidated statements of operations for the three month period ended April 1, 2006. The following tables present details of the Company’s purchased intangible assets (in thousands):

As of April 1, 2007:

Description	Useful Life	Gross	Accumulated Amortization	Net
EiC acquisition
Purchased developed technology	5 years	$200	$110	$90

Telenexus acquisition
Purchased developed technology	1.2 years	40	40	—
Customer relationships	7 years	900	282	618
Non-competition agreements	4 years	400	215	185
Total identified intangible assets		$1,540	$647	$893

As of December 31, 2006:

	Useful		Accumulated
Description	Life	Gross	Amortization	Net
EiC acquisition
Purchased developed technology.	5 years	$200	$100	$100

Telenexus acquisition
Purchased developed technology.	1.2 years	40	40	—
Customer relationships	7 years	900	250	650
Non-competition agreements	4 years	400	190	210
Total identified intangible assets		$1,540	$580	$960

In the three months ended April 1, 2007 and April 2, 2006, amortization of purchased intangible assets included in cost of goods sold was approximately $10,000 and $18,000, respectively. In the three months ended April 1, 2007 and April 2, 2006, amortization of purchased intangible assets included in operating expense was approximately $57,000 and $66,000, respectively. The intangible assets related to purchased developed technology is amortized to cost of goods sold.  The intangible assets related to customer relationships, trademarks and trade names and non-competition agreements with sales/engineering personnel are amortized to operating expense.

Amortization is computed using the straight-line method over the estimated useful life of the intangible asset. The Company expects that annual amortization of acquired intangible assets to be as follows (in thousands):

Fiscal year:	EiC	Telenexus	Total
2007 (remaining nine months)	$30	$171	$201
2008	40	228	268
2009	20	228	248
2010	—	176	176
2011	—	—	—
2012 and beyond	—	—	—
Total amortization	$90	$803	$893

4.     RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defined fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although early adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

5.              INVENTORIES

Inventories are stated at the lower of cost, using an average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. These write-downs were $217,000 and $376,000 in the three month periods ended April 1, 2007 and April 2, 2006, respectively, and $1.6 million for the year ended December 31, 2006.  If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required.  Inventories at April 1, 2007 and December 31, 2006 consisted of the following (in thousands):

	April 1,	December 31,
	2007	2006
Finished goods	$1,779	$1,661
Work in progress	3,099	1,808
Raw materials and parts	2,007	1,812
	$6,885	$5,281

6.              CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company invests in a variety of financial instruments such as money market funds, commercial paper and high quality corporate bonds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. At April 1, 2007, two customers represented 34% and 11% of the total accounts receivable balance, respectively. At December 31, 2006, two customers represented 23% and 20% of the total accounts receivable balance, respectively. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

7.              STOCKHOLDERS’ EQUITY

STOCK OPTION PLANS

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests. The Company considers its option programs critical to its operation and productivity; essentially all of our employees participate. Currently, the Company grants options from the 1) 2000 Stock Incentive Plan, as amended, under which the Company may grant incentive awards in the form of options to purchase shares of the Company’s common stock, restricted shares, common stock and stock appreciation rights to participants, which include officers and employees and consultants, 2) the 2000 Non-Employee Director Stock Compensation Plan, as amended, under which options are granted to non-employee directors and 3) 2001 Employee Stock Incentive Plan under which the Company may grant incentive awards in the form of options to purchase shares of the Company’s common stock, restricted shares, common stock and stock appreciation rights to participants, which include employees which are not officers and directors of the Company and consultants.  The Company’s stock option plans provide that options granted will have a term of no more than 10 years and have vesting periods ranging from two to four years. The provisions of the stock option plans provide that under certain circumstances, such as a change in control, the achievement of certain performance objectives, or certain liquidity events, outstanding options may be subject to accelerated vesting.  As of April 1, 2007 the number of shares available for future grants under the above plans was 4,673,507.

On June 1, 2006, the Company’s Board of Directors approved the adoption of an amendment to the Company’s “Amended and Restated 2000 Non-Employee Director Compensation Plan” to increase the number of shares of common stock authorized for issuance from 800,000 to 1,000,000, which was approved by the Company’s stockholders on July 20, 2006 at the Company’s Annual Meeting of Stockholders.

During the three months ended April 1, 2007, the Compensation Committee of the Board of Directors awarded 173,000 Performance Accelerated Restricted Stock Units (PARSUs) to employees which were issued under the Amended and Restated 2000 Stock Incentive Plan.  The Performance Accelerated Restricted Stock Units vest upon the achievement of performance targets that are determined by the Compensation Committee of the Board of Directors.  Any Performance Accelerated Restricted Stock Units that do no vest upon the achievement of performance targets cliff vest at the end of four years.

Combined Incentive Plan Information

Option and Performance Accelerated Restricted Stock Unit activity under the Company’s stock incentive plans for the three months ended April 1, 2007 is set forth below (in thousands except per share amounts):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Term
	Shares	Exercise Price	(in years)
Outstanding at December 31, 2006	8,888,280	$1.40
Grants	173,000	$0.00
Exercised	(272,469)	$0.72
Forfeited/expired/cancelled	(326,083)	$2.20
Outstanding at April 1, 2007	8,462,728	$1.37	6.66

Restricted stock activity under the Company’s stock incentive plans for the three months ended April 1, 2007 is set forth below (in thousands except per share amounts):

		Weighted
		Average
		Grant Date Fair
	Shares	Value per Share
Unvested at December 31, 2006	783,904	$ 1.65
Grants	—	$ —
Vested	(301,664)	$ 1.68
Forfeited/expired/cancelled	—	—
Unvested at April 1, 2007	482,240	$ 1.63

EMPLOYEE STOCK PURCHASE PLAN (“ESPP”)

The Company has an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of the Company’s common stock at six-month intervals at 85% of fair market value (calculated in the manner provided under the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation.  The plan imposes certain limitations upon an employee’s right to acquire common stock, such as no employee may be granted rights to purchase more than $25,000 worth of common stock for each calendar year in which such rights are at any time outstanding. At April 1, 2007, 936,582 shares were available for future issuance under this plan.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS 123R. During the three months ended April 1, 2007, the Company granted only PARSUs and no stock options.

The assumptions used to value option grants for the three months ended April 2, 2006 and employee stock purchase rights for the three months ended April 1, 2007 and April 2, 2006 are as follows:

	Three Months Ended
	April 1,	April 2,
	2007	2006
Employee Stock Option Plans:
Fair value	—	$ 1.20
Dividend yield	—	0.0%
Volatility	—	85.52%
Risk free interest rate at the time of grant	—	4.44%
Expected term to exercise (in years from the grant date)	—	4.42

Employee Stock Purchase Plan:
Fair value	$ 0.60	$ 0.36
Dividend yield	0.0%	0.0%
Volatility	74.62%	57.67%
Risk free interest rate at the time of grant	5.19%	4.15%
Expected term to exercise (in years from the grant date)	0.50	0.49

The following table presents details of stock-based compensation expense by functional line item (in thousands):

	Three Months Ended
	April 1,	April 2,
	2007	2006

Cost of goods sold	$ 224	$ 42
Research and development	232	106
Selling and administrative	419	220
	$ 875	$ 368

The impact on basic and diluted net loss per share for the three months ended April 1, 2007 and April 2, 2006 from the adoption of SFAS 123R was $0.02 and $0.01, respectively.

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

8.     NET LOSS PER SHARE CALCULATION

Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods. The net loss per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended
	April 1,	April 2,
	2007	2006

Net loss	$ (4,401)	$ (2,757)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	68,240	66,597
Less weighted average shares subject to repurchase	(756)	(890)
Weighted average shares outstanding	67,484	65,707

Basic and diluted net loss per share	$ (0.07)	$ (0.04)

For the periods ended April 1, 2007, the incremental shares from the assumed exercise of 8,462,728 of the Company’s stock options outstanding and 146,349 shares related to contributions under the Employee Stock Purchase Plan for pending purchases were excluded from the calculation of diluted earnings per share because operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive. For the periods ended April 2, 2006, the incremental shares from the assumed exercise of 10,274,467 of the Company’s stock options outstanding and 113,571 shares related to contributions under the Employee Stock Purchase Plan for pending purchases were excluded from the calculation of diluted earnings per share because operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive.

9.          RESTRUCTURING CHARGES

During fiscal 2002 and 2001, the Company recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing the Company’s business. Such charges were established in accordance with Emerging Issues Task Force Issue 94-3 (“EITF 94-3”) “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” These charges include abandoned leased properties comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and asset impairment charges on tenant improvements deemed no longer realizable as detailed in Note 12 of the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year December 31, 2006. In determining these estimates, the Company made certain assumptions with regards to it’s ability to sublease the space and reflect offsetting assumed sublease income in line with it’s best estimate of current market conditions.

Fourth Quarter 2006 Restructuring Plan

On October 30, 2006, the Company committed to a restructuring plan to close and exit the Company’s Milpitas fabrication facility (“fab”) during the first quarter of 2007. The Company completed the closure of the Milpitas fab at the end of March 2007.  The Milpitas fab produced some of the Company’s gallium arsenide semiconductor products and had substantial excess capacity. The Company’s lease of the fab expired on November 14, 2006 and in accordance with the terms of the lease the Company is continuing the lease on a month-to-month basis until the closure is complete.

The Company has a strategic foundry relationship with Global Communication Semiconductors, Inc. (“GCS”), and with the closure of the Company’s Milpitas fab, GCS is the sole source for the manufacturing and supply of its GaAs and InGaP HBT wafers.

During the fourth quarter of 2006, a restructuring charge of $174,000 was recognized related to employee severance under the plan, which was offset by reversals of restructuring accruals under the previous restructuring plans of approximately $460,000.

The following table summarizes the historical restructuring accrual activity for the period January 1, 2006 through April 1, 2007 (in thousands):

	Q3 2001	Q3 2002
	Restructuring	Restructuring
	Plan	Plan	Q4 2006
			Restructuring
	Lease Loss	Lease Loss	Plan	Total

Balance at January 1, 2006	9,818	8,290	—	18,108

2006 additional charge (credit)	27	(487)	174	(286)
Cash payments	(1,291)	(1,314)	—	(2,605)
Balance at December 31, 2006	8,554	6,489	174	15,217
2007 additional charge (credit)	(258)	314	10	66 (1)
Cash payments	(283)	(341)	—	(624)
Balance at April 1, 2007	$ 8,013	$ 6,462	$ 184	$ 14,659 (2)

(1)                                  The condensed consolidated statements of operations  “restructuring charges” for the three months ended April 1, 2007, includes $56,000 of restructuring charges under the Q3 2001 and Q3 2002 restructuring plans, $10,000 of restructuring charges that were accrued under the Q4 2006 Restructuring Plan and $146,000 of restructuring charges that were expensed as incurred.

(2)                                  Of the accrued restructuring charge at April 1, 2007, the Company expects $3.5 million of the lease loss to be paid out over the next twelve months. As such, this amount is recorded as a current liability and the remaining $11.1 million to be paid out over the remaining life of the lease of approximately four years is recorded as a long-term liability.

10.  BUSINESS SEGMENT REPORTING

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

Sales to individual customers representing greater than 10% of Company consolidated sales during at least one of the periods presented are as follows (in thousands):

	Three Months Ended
	April 1,	April 2,
	2007	2006

Richardson Electronics, Ltd (1)	$ 4,917	$ 5,419
Celestica (2)	—	2,212

(1)                Richardson Electronics is the sole worldwide distributor of the Company’s complete line of RF semiconductor products

(2)                Celestica was less than 10% of consolidated sales during the three months ended April 1, 2007

Sales to unaffiliated customers by geographic area are as follows (in thousands):

	Three Months Ended
	April 1,	April 2,
	2007	2006

United States	$ 5,545	$ 5,971
Export sales from United States:
China	2,473	2,464
Thailand	677	1,264
Europe	685	1,128
Republic of Korea	246	497
Other	1,131	1,017
Total	$ 10,757	$ 12,341

Long-lived assets located outside of the United States are not significant.

11.          INCOME TAXES

The Company computes income taxes for interim reporting purposes using estimates of the effective annual income tax rate for the entire fiscal year. This process involves estimating the full-year tax liability and assessing the temporary differences between the book and tax entries. These temporary differences result in deferred tax assets and liabilities, which are recorded on the Company’s Condensed Consolidated Balance Sheet in accordance with SFAS No. 109, Accounting for Income Taxes, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s net deferred tax asset, less off-setting valuation allowance, in a period are recorded through the Income Tax Provision on the Consolidated Statement of Operations.

Based on the available objective evidence and the recent history of losses and forecasted United States taxable income/loss, management concluded that it is more likely than not that the Company’s deferred tax assets would not be fully realizable. Accordingly, the Company had a valuation allowance of $56.5 million and $55.0 million as of April 1, 2007 and December 31, 2006, respectively. Changes in the Company’s valuation allowance of $1.5 million for the three months ended April 1, 2007 were recorded through the income tax provision in the Condensed Consolidated Statement of Operations. Off-setting increases to the net deferred tax asset of $1.5 million for the three months ended April 1, 2007 were recorded through the income tax provision in the Condensed Consolidated Statement of Operations.

On January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As a result of the implementation of FIN 48, the Company recognized a cumulative adjustment to the liability for unrecognized income tax benefits in the amount of $0.8 million, which was accounted for as a reduction to the January 1, 2007 net deferred tax asset and valuation allowance balances. At the adoption date of January 1, 2007, the Company had $1.2 million of unrecognized tax benefits, $24,000 of which would affect its effective tax rate if recognized. At April 1, 2007, the Company had $1.5 million of unrecognized tax benefits.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48, the amount of any accrued interest or penalties associated with any unrecognized tax positions was insignificant, and the amount of interest and penalties for the three months ended April 1, 2007 was also insignificant.

Uncertain tax positions relate primarily to the determination of the research and experimental tax credit. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, a few states and foreign jurisdictions. As of April 1, 2007, the federal returns for the years ended 2003 through the current period and certain state returns for the years ended 2001 through the current period are still open to examination. However, due to the fact the Company had net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.

12.       CONTINGENCIES

Environmental Remediation

The Company’s current operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination.

The Company has an accrued liability of $61,000 as of April 1, 2007 to offset estimated program oversight, remediation actions and record retention costs.  There were no expenditures charged against the accrual for the three month periods ended April 1, 2007 and April 2, 2006, respectively.

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

13.       SUBSEQUENT EVENTS

In conjunction with the closure of the Milpitas fab, we classified the manufacturing equipment used in the fab as held for sale and no longer being depreciated as of April 1, 2007.  The carrying value of these assets was approximately $671,000 as of April 1, 2007.  We expect to complete the sale of these assets by the end of our second fiscal quarter.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS O F OPERATIONS

Special Notice Regarding Forward-Looking Statements. The following discussion and analysis contains forward-looking statements including financial projections, statements as to the plans and objectives of management for future operations, and statements as to our future economic performance, financial condition or results of operations. These forward-looking statements are not historical facts but rather are based on current expectations, estimates, projections about our industry, our beliefs and our assumptions. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those projected in these forward-looking statements as a result of a number of factors, including, but not limited to, Those factors described in the “Risk Factors” section of this Form 10-Q and our Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2006 filed with the SEC on May 15, 2007. Readers of this report are cautioned not to place undue reliance on these forward-looking statements.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other disclosures included elsewhere in this Form 10-Q and our Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2006 filed with the SEC on May 15, 2007. Except for historic actual results reported, the following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. See “Special Notice Regarding Forward-looking Statements” above and the “Risk Factors” section of this Form 10-Q and our Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2006 filed with the SEC on May 15, 2007 for a discussion of certain factors that could cause future actual results to differ from those described in the following discussion.

OVERVIEW

We are a radio frequency (“RF”) semiconductor company providing RF product solutions worldwide to communications equipment companies. We design, develop and manufacture innovative, high performance products for both current and next generation wireless and RF identification (“RFID”) systems. Our RF product solutions are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which address the radio frequency challenges of these various systems.  We currently generate the majority of our revenue from our products utilized in wireless networks.  Our revenue from our products used in RF identification systems represents a less significant portion of our current revenue, however, we believe these systems represent one of our future growth opportunities.  The RF challenge is to create product designs that function within the unique parameters of various wireless system architectures. Our solution is comprised of design expertise, advanced device technology and manufacturability. Our communications products are used by telecommunication equipment manufacturers supporting and facilitating mobile communications, enhanced voice services, data and image transport. Our objective is to be a leading supplier of innovative RF semiconductor products.

During the first quarter of 2007 we ceased internal wafer manufacturing and adopted the fabless semiconductor business model. The fabless semiconductor model is more cost effective than having our own facility due to our limited volumes and the cost of developing and supporting our process technologies. There is a viable commercial wafer foundry market which we have accessed for the production of our wafers and we may enter into limited process development activities with some of these vendors to further optimize the processes and our products.

In 2004 and 2005, we augmented our technology base and design capabilities from time to time through acquisitions.  On January 28, 2005, we acquired Telenexus, Inc. We believe the addition of Telenexus’ RFID products and technology will allow us to continue to enhance our RFID reader offerings to further capitalize on the market opportunity. On June 18, 2004, we completed our acquisition of the wireless infrastructure business and associated assets from EiC Corporation, a California corporation, and EiC Enterprises Limited (together “EiC”).  We believe that the addition of EiC’s technical expertise further enhanced our strategy of offering customers what we believe to be industry leading products for the wireless infrastructure market. WJ Communications, Inc. (formerly Watkins-Johnson Company, “we,” “us,” “our” , “WJ” or the “Company”) was formed after a recapitalization merger with Fox Paine on January 31, 2000.  We were originally incorporated in California and reincorporated in Delaware in August 2000.

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

Beginning in September 2003, we entered into a program where the distributor would receive a credit if it sold specific product at a reduced price to specific end-customers pre-authorized by us.  We maintain a log of all such pre-authorized price reductions which we accrue as a reduction to revenue in the period that the pre-authorization occurs per issue 4 of EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  Through the quarter ended April 3, 2005, the Ship & Debit Allowance was offset solely by an offset to revenue.  Since we began recognizing revenue from our distribution channels only when our distributors have sold the product to the end customer, the Ship & Debit allowance will offset revenue only when the products with pre-authorized price reductions have shipped to the end-customer otherwise it will offset “Deferred margin on distributor inventory.” As of April 1, 2007 and April 2, 2006, our Ship & Debit Allowance was $426,000 and $105,000, respectively.

If we reduce the prices of our products as negotiated with the distributor, the distributor may receive a credit for the difference between the price paid by the distributor and the reduced price on applicable unsold products remaining in the distributor’s inventory on the effective date of the price reduction assuming that inventory is less than 24 months old as determined by the original invoice date.  When we recognized revenue upon shipment to our distributors, we reserved for distributor price protection per issue 4 of EITF 01-9 based on specific identification of our initiated price reductions and the associated reported distributor inventory.  There were no such price reductions in the three month periods ended April 1, 2007.

We may enter into contracts to perform research and development for others meeting the requirements of Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”.  Revenue under these development agreements is recognized when applicable contractual non-refundable milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion accounting method based on the actual physical completion of work performed and the ratio of costs incurred to total estimated costs to complete the contract in accordance with Accounting Research Bulletin 45 “Long-Term Construction Type Contracts” using the relevant guidance in the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Given the duration and nature of these development contracts, we believe that recognizing revenue under the percentage completion method best represents the legal and economic results of contract performance on a timely basis.  Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. These development contracts with customers have enabled us to accelerate our own product development efforts. Such development revenues have only partially funded our product development activities, and we generally retain ownership of the products developed under these arrangements. As a result, we classify all development costs related to these contracts as research and development expenses. The achievement of contractual milestones is evidenced by written documentation provided by the customer in accordance with the applicable terms and conditions of each contract.  In any period, progress on the contract is based on input measures (direct labor dollars, direct material costs and direct outside processing costs) in the ratio of costs incurred to total estimated costs.  Estimated costs to complete are provided by engineering personnel directly involved in the development program and are reviewed by management and finance personnel for reasonableness given the known facts and circumstances.  A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on our results of operations. If we bill the customer prior to performing services under the development agreement, the amounts are recorded as deferred revenue.  Our balance of deferred revenue was $223,000 at April 1, 2007 and $424,000 December 31, 2006.

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

We use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

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

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating loss, net loss and net loss per share.  In addition, we have issued options, restricted stock and performance accelerated restricted stock units whose vesting is based on the achievement of specified performance targets.  Stock-based compensation expense for these awards is recognized when achievement of the performance targets is probable, except for the performance accelerated restricted stock units, where stock based compensation expense is recognized both on a graded vesting basis and when achievement of the performance targets is probable.  As a result of the unpredictability of the vesting of the performance based options, restricted stock and performance accelerated restricted stock units, our stock-based compensation expense is subject to fluctuation. The guidance in SFAS 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

See Note 8 to the unaudited condensed consolidated financial statements for further information regarding the SFAS 123R disclosures.

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

Income Taxes

Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes establishes financial accounting and reporting standards for the effect of income taxes. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, we recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities for our estimate of future tax effects attributable to temporary differences and carryforwards. We record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  Due to the adoption of FIN 48 effective January 1, 2007, we calculated our contingencies based on certain estimates and judgments related primarily to the determination of research and experimental tax credits.

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

On October 30, 2006, our Board of Directors committed us to a restructuring plan to close and exit our Milpitas fabrication facility (“fab”) during the first quarter of 2007. We completed the closure of the Milpitas fab at the end of March 2007.  The Milpitas fab produced some of our gallium arsenide semiconductor products and had substantial excess capacity.

We have a strategic foundry relationship with Global Communication Semiconductors, Inc. (“GCS”), and with the closure of our Milpitas fab GCS is the sole source for the manufacturing and supply of our GaAs and InGaP HBT wafers.

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

CURRENT OPERATIONS

For the Period Ended April 1, 2007 Compared to April 2, 2006

Sales

We recognized $10.8 million and $12.3 million in sales for the three months ended April 1, 2007 and April 2, 2006 respectively. Total sales decreased 13% in the comparable three month period due to decreased demand from our OEM and distribution customers as they worked through their current inventory levels.  Over the comparable three month period, we have experienced an approximate 2% decrease in the mix weighted average selling price of our semiconductor products.  Units shipped during the three months ended April 1, 2007 decreased to 5.4 million units from 6.6 million units in the three months ended April 2, 2006.

Cost of Goods Sold

Our cost of goods sold for the three months ended April 1, 2007 was $6.0 million, a decrease of $152,000 or 2% as compared with cost of goods sold of $6.1 million in the three months ended April 2, 2006.   During the three months ended April 1, 2007, cost of goods sold were 56% as a percentage of sales which compares to 50% in the corresponding prior year period.  The increase in our cost of goods sold as a percentage of sales during the three months ended April 1, 2007 is primarily due to the delayed qualification by a customer for several of our cost reduced semiconductor products, our inability to reduce fixed overhead relative to the decline in revenue, and inefficiencies incurred during the ramp down of our Milpitas wafer fab.

With our transition to a fabless semiconductor manufacturing model and as our anticipated cost saving initiatives are realized, we expect cost of goods sold will decrease as a percentage of sales on a full year basis, continuing the trend we demonstrated in 2006, contingent upon increasing revenue levels.

Research and Development

 Our research and development expense for the three months ended April 1, 2007 was $5.5 million, an increase of $350,000 or 7% as compared with research and development expense of $5.1 million in the three months ended April 2, 2006.  The increase for the three months periods ended April 2, 2007 was related to increased spending related to the acceleration of new product development in the first quarter. During the three months ended April 2, 2007, research and development expenses were 51% as a percentage of sales which compares to 42% in the corresponding prior year period.

Product research and development is essential to our future success and we expect to continue making investments in new product development and engineering talent. In 2007 we will continue to focus our research efforts and resources on semiconductor development targeting multiple growth markets such as RF amplifiers, mixer and converters for wireless infrastructure, Base Station Power amplifiers, WiMAX and RFID. We will also explore process capabilities of third party foundries and develop products under new process technologies such as SiGe BiCMOS. We expect expenditures for new product development to increase although we expect a decrease in overall R&D expense during 2007 as a result of significantly reducing process development costs as we continue with our fabless semiconductor manufacturing model.

Selling and Administrative

Selling and administrative expense for the three months ended April 1, 2007 was $3.8 million or 36% of sales, a decrease of $1.5 million or 29% as compared with selling and administrative expense of $5.4 million or 43% of sales in the three months ended April 2, 2006. The decrease in expense in the relative three month period resulted from a decrease in professional service fees of $660,000, a decrease in external commissions of $273,000 and the intangible asset write-off of $637,000 in the first quarter of 2006 that was related to our decision to cease the use of the Telenexus trademark and trade names intangible asset in favor of using the WJ Communications brand to market our RFID products.

Restructuring Charges

On October 30, 2006, we committed to a restructuring plan to close and exit our Milpitas fabrication facility (“fab”) during the first quarter of 2007. We completed the closure of the Milpitas fab at the end of March 2007. The Milpitas fab produced a substantial portion of our gallium arsenide semiconductor products and had substantial excess capacity.

We have a strategic foundry relationship with Global Communication Semiconductors, Inc. (“GCS”), and with the closure of our Milpitas fab GCS is the sole source of the manufacturing and supply of our GaAs and InGaP HBT wafers.

During the period ended April 1, 2007, $156,000 of restructuring charges were recognized related to cost associated with the closure of our Milpitas wafer fab.

Interest Income, net

Interest income represents interest earned on cash equivalents and short-term available-for-sale investments. Our net interest income in the three months ended April 1, 2007 was $249,000, a decrease of $13,000 or 5% as compared with net interest income of $262,000 in the three months ended April 2, 2006.

Other Income, net

Other income in the three months ended April 1, 2007 primarily consisted of the settlement of an insurance claim for a theft loss of approximately $118,000.

Income Tax

No tax provision or benefit was recorded in the three months ended April 1, 2007. During the three months ended April 2, 2006, we recorded a tax benefit of $1.3 million resulting from a revision of our estimated tax liability based on the statute expiration of certain estimated state tax exposures.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at April 1, 2007 totaled $18.9 million, a decrease of $6.5 million or 26% compared to the balance of $25.4 million at December 31, 2006.

On January 23, 2007, the Company entered into a fifth amendment which extends the maturity date from January 21, 2007 to June 30, 2008 of its Amended and Restated Loan and Security Agreement (the “Credit Facility”) between Comerica Bank and the Company dated September 23, 2003 and as amended June 13, 2005, July 12, 2005, September 28, 2005 and December 27, 2005. Comerica also provided the Company with a letter agreement that, starting on January 22, 2007, the Company had a 30-day grace period until the credit facility automatically expired during which period the credit facility remained in full force without lapse or termi-nation. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 2.0% or Prime less 0.25%. The Revolving Facility requires us to maintain certain financial ratios, (such as a minimum unrestricted cash balance and a minimum tangible net worth), and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission.  The Revolving Facility is secured by substantially all of our assets. We were in compliance with the covenants as of April 1, 2007.  As of April 1, 2007 and December 31, 2006, there were no outstanding borrowings under the Revolving Facility. We have letters of credit of $3.2 million available as of April 1, 2007 that are being used as collateral on our leased facilities.

Net Cash Used in Operating Activities

Net cash used in operations was $5.9 million and $1.6 million in the three months ended April 1, 2007 and April 2, 2006, respectively. Net loss in the three months ended April 1, 2007 and April 2, 2006 was $4.4 million and $2.8 million, respectively.

The most significant cash item impacting the difference between net loss and cash flows used in operations in the first three months of 2007 was $3.7 million used by working capital. The $3.7 million used by working capital relates to a $550,000 decrease in accruals and accounts payable and a $624,000 decrease in restructuring liabilities and a $1.6 million increase in inventories. The $550,000 decrease in accruals and payables relates to the timing of invoice payments relative to our quarter end. The $624,000 decrease in restructuring liabilities relates to payments against the remaining lease loss accrual.  The $1.6 million increase in inventories resulted from a strategic inventory build associated with the closure of the wafer fab.  Non-cash items included in net loss in the three months ended April 1, 2007 were primarily $1.2 million of depreciation and amortization and $875,000 of stock based compensation expense.

The most significant cash item impacting the difference between net loss and cash flows used in operations in the first three months of 2006 was $151,000 used by working capital. The $151,000 used by working capital relates to a $116,000 decrease in accruals and accounts payable and a $620,000 decrease in restructuring liabilities which were partially offset by a $703,000 decrease in inventories. The $116,000 decrease in accruals and payables relates to the timing of our bi-weekly payroll relative to our quarter end offset by bonus accruals. The $620,000 decrease in restructuring liabilities relates to payments against the remaining lease loss accrual.  The $703,000 decrease in inventories resulted from decreased cycle time in our wafer fabrication process. Non-cash items included in net loss in the three months ended April 2, 2006 included $1.3 million related to a decrease in our income tax liability, $904,000 of depreciation and amortization, $637,000 charge for the impairment of an intangible asset, $368,000 of stock based compensation and $109,000 of asset retirement obligations.  The $1.3 million decrease in our income tax liability resulted from a revised estimate based on the statute expiration of certain estimated state tax exposures during April 2006.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $1.0 million and $4.2 million in the three months ended April 1, 2007 and April 2, 2006, respectively.  In the first three months of 2007, we realized $7.4 million in proceeds from the sale and maturities of our short-term investments which was partially offset by $5.9 million used to purchase short-term investments and $508,000 to invest in property, plant and equipment.  In the first three months of 2006, we realized $11.6 million in proceeds from the sale and maturities of our short-term investments which was partially offset by $7.1 million used to purchase short-term investments and $383,000 to invest in property, plant and equipment. During 2007, we expect to invest approximately $4 million to $5 million in capital expenditures of which $508,000 million was purchased in the first three months. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so throughout 2007.

In conjunction with our recent acquisitions, we may be required to pay additional consideration related to the achievement of specific revenue and gross margin targets. With respect to EiC, we determined that the revenue and gross margin targets that had to be achieved by March 31, 2005 and 2006 respectively were not achieved. We communicated our conclusion to EiC and they notified us that they disagree with our conclusions. We believe EiC’s assertions are without merit. Should we be required to pay the additional consideration, it may be up to $14.0 million in cash (10%) and shares (90%). With respect to Telenexus, we determined that the revenue targets that had to be achieved by October 28, 2006 were not achieved and we communicated our conclusion to the selling shareholders. The Telenexus selling shareholders had thirty days to review and possibly contest our calculation. The Telenexus selling shareholders did not so notify us during the thirty day period.

Net Cash Used in/Provided by Financing Activities

Net cash used in financing activities was $110,000 for the three months ended April 1, 2007 and $45,000 provided by financing activities in the three months ended April 2, 2006, respectively.  In the first three months of 2007, we received net proceeds of $193,000 from the sale of our common stock to employees through our option plans which was partially offset by $263,000 used to repurchase our common stock from employees to cover the income tax withholdings and $32,000 of financing costs associated with our revolving credit facility. In the first three months of 2006, we received net proceeds of $112,000 from the sale of our common stock to employees through our option plans which was partially offset by $35,000 used to repurchase our common stock from employees to cover income tax withholdings and $32,000 of financing costs associated with our revolving credit facility.

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

Contractual Obligations

Our contractual obligations and the effect those obligations are expected to have on our liquidity and cash flows are set forth in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our annual report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements except for certain operating leases discussed in Note 10 to the consolidated financial statements contained in our Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2006.

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

		Weighted
	Expected Maturity	Average Interest
Expected Maturity Dates	Amounts	Rate
	(in thousands)
Cash equivalents:
2007	$10,636	4.84%
Short-term investments:
2007	6,866	5.12%
Fair value at April 1, 2007	$17,502

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to the following material weaknesses.

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

In connection with the preparation of our financial statements for the year ended December 31, 2006, we identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2006. We did not maintain a sufficient number of qualified resources with the required proficiency to apply our accounting policies in accordance with generally accepted accounting principles of the United States of America. This control deficiency resulted in adjustments, including audit adjustments, recorded in the financial statements, affecting revenue, restructuring accruals, operating expenses and SFAS 123R expenses. This control deficiency could result in misstatements of our financial statements and disclosures that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  We are currently evaluating further actions required to remediate this material weakness.

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

PART II — OTHER INFORMATION

Item 1A.  RISK FACTORS

You should carefully consider the risks described in the “Risk Factors” section of our Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2006 filed with the SEC on May 15, 2007 and described herein below before making an investment in our securities.  Set forth below are the specific risk factors which have been updated or included to reflect material changes from the risk factors previously disclosed in our Form 10-K/A Amendment No. 2 for the year ended December 31, 2006 in response to Item 1A.of Part I of Form 10-K.  There have been no other material changes from the risk factors previously disclosed in our Form 10-K/A Amendment No. 2 for the year ended December 31, 2006.  The forward-looking statements in this Quarterly Report on Form 10-Q involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the risks we have described in the “Risk Factors” section and elsewhere in our SEC filings actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

We have a history of losses, we may incur future losses, and if we are unable to achieve profitability our business will suffer and our stock price may decline.

We have not recorded operating income since 1999 and we may not be able to achieve revenue or earnings growth or obtain sufficient revenue to sustain profitability. In the three months ended April 1, 2007 our sales were $10.8 million and we incurred an operating loss of $4.8 million compared to sales of $12.3 million and an operating loss of $4.3 million for the three months ended April 2, 2006.  In addition, our sales for 2006 were $48.8 million and we incurred an operating loss of $10.8 million compared to sales of $31.6 million and an operating loss of $22.1 million for 2005.  Our accumulated deficit was $187.9 million at April 1, 2007.

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

Richardson Electronics, Ltd is the sole worldwide distributor of our complete line of RF semiconductor products. Richardson Electronics, Ltd is our largest semiconductor customer, and our sales to Richardson Electronics represent 46% and 44% of our total sales for the three months ended April 1, 2007 and April 2, 2006, respectively.  We cannot assure you that this exclusive relationship will improve sales of our semiconductor products or that it is the most effective method of distribution.  If Richardson Electronics fails to successfully market and sell our products, our semiconductor sales could materially decline. Our agreement with this distributor does not require it to purchase our products and may be terminated at any time. If this distribution relationship is discontinued, our RF semiconductor sales could decline significantly.

We depend upon a small number of customers that account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a reduction of sales.

We depend on a small number of customers for a majority of our sales. We had one customer, Richardson Electronics, who accounted for more than 10% of our sales for the three months ended April 1, 2007.  We had two customers, Richardson Electronics and Celestica, which each accounted for more than 10% of our sales and in aggregate accounted for 62% of our sales for the three months ended April 2, 2006.  Sales to Richardson Electronics accounted for 46% and 44% of our sales for the three months ended April 1, 2007 and April 2, 2006, respectively.  Sales to Celestica accounted for 9% and 18% of our sales for the three months ended April 1, 2007 and April 2, 2006, respectively. This concentration exposes us to significant risk if either customer was to reduce their level of business with us.

In addition, most of our sales result from purchase orders or from contracts that can be cancelled on short notice. Moreover, it is possible that our customers may develop their own products internally or purchase products from our competitors. Also, events that impact our customers, for example wireless equipment manufacturers consolidation and/or wireless carrier consolidation, can adversely affect our sales. We expect that our key customers will continue to account for a substantial portion of our revenue in 2007. The loss of, or a reduction in orders from, a significant customer for any reason could cause our sales to decrease.

If we, or our outsourced manufacturers, fail to accurately forecast component and material requirements, we could incur additional costs or experience product delays.

We use rolling forecasts based on anticipated product orders to determine our component requirements. It is important that we accurately predict both the demand for our products and the lead times required to obtain the necessary products and/or components and materials. Lead times for components and materials that we, or our outsourced manufacturers, order can vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. To the extent that we rely on outsourced manufacturers, many of these factors will be outside of our direct managerial control. For substantial increases in production levels, our outsourced manufacturers and some suppliers may need nine months or more lead time. As a result, we may be required to make financial commitments in the form of purchase commitments. We lack visibility into the finished goods inventories of our customers and the end-users. This lack of visibility impacts our ability to accurately forecast our requirements. If we overestimate our component, material and outsourced manufactured requirements, we may have excess inventory, which would increase our costs. An additional risk for potential excess inventory results from our volume purchase commitments with certain material suppliers, which can only be reduced in certain circumstances. Additionally, if we underestimate our component, material, and outsourced manufactured requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our sales and profitability. We have incurred, and may in the future incur, charges related to excess and obsolete inventory. These charges amounted to $217,000 and $376,000 in the three month periods ended April 1, 2007 and April 2, 2006, respectively. While these charges may be partially offset by subsequent sales of previously written-down inventory, there can be no assurance that any such sales will be significant. As we broaden our product lines we must outsource the manufacturing of or purchase a wider variety of components. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility of customer acceptance and potential competition. Both of these factors will contribute a higher level of inventory risk in our near future.

There are inherent risks associated with sales to our foreign customers.

We sell a significant portion of our product to customers outside of the United States. Sales to customers outside of the United States accounted for 48% and 52% of our sales in the three month periods ended April 1, 2007 and April 2, 2006, respectively and 52%, 44% and 35% of our sales in 2006, 2005 and 2004, respectively. Most of our foreign sales are to customers located in China. We expect that sales to customers outside of the United States will continue to account for a significant portion of our sales. Although all of our foreign sales are denominated in U.S. dollars, such sales are subject to certain risks, including, among others, changes in regulatory requirements, the imposition of tariffs and other trade barriers, the existence of political, legal and economic instability in foreign markets, language and cultural barriers, seasonal reductions in business activities, our ability to receive timely payment and collect our accounts receivable, currency fluctuations, and potentially adverse tax consequences, which could adversely affect our business and financial results.

Our dependence on a sole source foundry partner exposes us to a risk of manufacturing disruption or uncontrolled price changes.

On October 30, 2006, our board of directors committed us to a restructuring plan to close and exit our Milpitas fabrication facility during the first quarter of 2007. We completed the closure of the Milpitas fabrication facility at the end of March 2007. The Milpitas fabrication facility produced some of our gallium arsenide semiconductor products and Global Communication Semiconductors, Inc., our foundry partner, has become the sole source of the manufacturing and supply or our GaAs and InGap HBT wafers as a result of the fab closure.

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

We determined that we had material weaknesses in our internal control over financial reporting as which have caused us to restate our financial results. These material weaknesses and any future restatements to our financial statements which may result from it, could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price and potentially limit our access to financial markets.

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

In connection with the preparation of our financial statements for the year ended December 31, 2006, we identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2006. We did not maintain a sufficient number of qualified resources with the required proficiency to apply our accounting policies in accordance with generally accepted accounting principles of the United States of America. This control deficiency resulted in adjustments, including audit adjustments, recorded in the financial statements, affecting revenue, restructuring accruals, operating expenses and SFAS 123R expenses. This control deficiency could result in misstatements of our financial statements and disclosures that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

As a result of the Company’s determination that these errors should be corrected and that previously filed financial statements should be restated, management has concluded that there is are material weaknesses in the Company’s internal controls over financial reporting and that the disclosure controls and procedures are not effective. Should we discover that we have material weaknesses in our internal control over financial reporting in the future, especially considering that we have had material weaknesses in the past, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and could limit our access to financial markets.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the first quarter of 2007.

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

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

WJ COMMUNICATIONS, INC.
(Registrant)

Date	May 16, 2007	By:	/s/ BRUCE W. DIAMOND
Bruce W. Diamond
President and Chief Executive Officer
(principal executive officer)

Date	May 16, 2007	By:	/s/ R. GREGORY MILLER
R. Gregory Miller
Vice President and Chief Financial Officer
(principal financial officer)