Form 10-Q
period 2007-07-01
WJ COMMUNICATIONS INC
filed 2007-08-14
CIK 105006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

As of August 9, 2007 there were 68,929,888 shares outstanding of the registrant’s common stock, $0.01 par value.

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
THREE AND SIX MONTHS ENDED JULY 1, 2007
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share amounts)
 (Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net sales	$12,744	$12,412	$23,501	$24,753

Cost of goods sold	6,060	5,713	12,048	11,853
Gross profit	6,684	6,699	11,453	12,900
Operating expenses:
Research and development	3,405	4,642	8,902	9,789
Selling and administrative	4,347	3,892	8,177	9,257
Restructuring charges	425	—	637	—
Gain on the sale of assets held for sale	(901)	—	(901)	—
Total operating expenses	7,276	8,534	16,815	19,046
Loss from operations	(592)	(1,835)	(5,362)	(6,146)
Interest income	196	295	459	587
Interest expense	(21)	(16)	(36)	(46)
Other income - net	1	1	121	4
Loss before income taxes	(416)	(1,555)	(4,818)	(5,601)
Income tax benefit	—	—	—	(1,289)
Net loss	$(416)	$(1,555)	$(4,818)	$(4,312)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.07)	$(0.07)
Basic and diluted average weighted shares	67,986	66,017	67,735	65,861

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (In thousands)
 (Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net loss	$(416)	$(1,555)	$(4,818)	$(4,312)
Other comprehensive loss:
Unrealized holding gain (loss) on securities arising during the period	2	2	(1)	7

Comprehensive loss	$(414)	$(1,553)	$(4,819)	$(4,305)

See notes to condensed consolidated financial statements

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	July 1, 2007	December 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,142	$17,024
Short-term investments	1,968	8,399
Receivables (net of allowances of $329 and $417, respectively)	7,818	5,759
Inventories	7,165	5,281
Other current assets	1,021	1,563
Total current assets	34,114	38,026
PROPERTY, PLANT AND EQUIPMENT, net	6,552	7,232
Goodwill	6,834	6,834
Intangible assets, net	826	960
Other assets	179	181
	$48,505	$53,233

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	5,095	4,522
Accrued liabilities	3,414	4,080
Income tax contingency liability	53	419
Deferred margin on distributor inventory	2,230	2,824
Restructuring accrual	3,233	3,212
Total current liabilities	14,025	15,057
Restructuring accrual	10,392	12,006
Other long-term obligations	500	580
Total liabilities	24,917	27,643

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	702	693
Treasury stock	(22)	(20)
Additional paid-in capital	211,254	208,840
Accumulated deficit	(188,346)	(183,923)
Total stockholders’ equity	23,588	25,590
	$48,505	$53,233

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
 (Unaudited)

	Six Months Ended
	July 1, 2007	July 2, 2006
OPERATING ACTIVITIES:
Net loss	$(4,818)	$(4,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,869	1,689
Amortization of deferred financing costs	16	16
Gain on sale of assets held for sale	(901)	—
Restructuring charges (reversals)	(128)	(3)
Intangible assets impairment	—	637
Stock based compensation	2,148	525
Allowance for doubtful accounts	6	13
Asset retirement obligations	—	(109)
Amortization of (premiums) discounts on short-term investments	(5)	23
Net changes in:
Receivables	(2,065)	(827)
Inventories	(1,884)	1,485
Other assets	559	1,081
Accruals and accounts payable	(531)	(982)
Income tax contingency liability	29	(1,323)
Deferred margin on distributor inventory	(594)	344
Restructuring liabilities	(1,465)	(1,273)
Net cash used in operating activities	(7,764)	(3,016)

INVESTING ACTIVITIES:
Purchase of short-term investments	(6,365)	(9,515)
Proceeds from sale and maturities of short-term investments	12,800	20,203
Purchases of property, plant and equipment	(1,374)	(1,103)
Proceeds on disposal of property, plant and equipment	1,598	213
Net cash provided by investing activities	6,659	9,798

FINANCING ACTIVITIES:
Principal payments on capital lease	(16)	—
Payments on long-term borrowings	(32)	(32)
Repurchase of common stock	(310)	(69)
Net proceeds from issuances of common stock	581	869
Net cash (used in)/provided by financing activities	223	768

Net (decrease)/increase in cash and cash equivalents	(882)	7,550
Cash and cash equivalents at beginning of period	17,024	14,169
Cash and cash equivalents at end of period	$16,142	$21,719

Other cash flow information:
Income taxes paid	$13	$40
Interest paid	20	30
Noncash investing and financing activities:
Increase in accounts payable related to property, plant and equipment purchases	375	79

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     BASIS OF PRESENTATION

The Company is a radio frequency (“RF”) semiconductor company providing RF product solutions worldwide to communications equipment companies. The Company designs, develops and manufactures innovative, high performance products for both current and next generation wireless and RF identification (“RFID”) systems. The Company’s RF product solutions are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which address the radio frequency challenges of these various systems.  The Company currently generates the majority of its revenue from its products utilized in wireless networks.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which are considered to be normal and recurring in nature. Operating results for the three and six month periods ended July 1, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of WJ Communications, Inc. (the “Company”) for the fiscal year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K/A Amendment No. 2 filed with the Securities and Exchange Commission on May 15, 2007. The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

3.             GOODWILL AND INTANGIBLE ASSETS

In connection with the acquisition of the wireless infrastructure business and associated assets from EiC on June 18, 2004, the Company recorded $1.8 million of goodwill. Adjustments to the EiC goodwill subsequent to the EiC acquisition date resulted in 2005 from a $576,000 benefit from the termination settlement of the associated supply agreement with EiC and partially offset by $152,000 of additional registration statement related expenses.  In connection with the acquisition of Telenexus acquisition on January 28, 2005, the Company recorded $5.4 million of goodwill. This goodwill was based upon the values assigned to the transactions at the time they were announced in accordance with SFAS 142. The carrying value of goodwill as of July 1, 2007 and December 31, 2006 is as follows (in thousands):

	EiC	Telenexus	Total
Balance as of December 31, 2006 and July 1, 2007	$1,405	$5,429	$6,834

                The Company periodically evaluates its goodwill in accordance with SFAS 142 for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, or significant negative industry or economic trends.  If these criteria indicate that the value of the goodwill may be impaired, an evaluation of the recoverability of the net carrying value is made.  Irrespective of the aforementioned circumstances where impairment indicators are present, the Company is required by SFAS 142 to test its goodwill for impairment at least annually.  The Company has chosen the end of its fiscal month of May as the date of its annual impairment test.  The Company has determined its goodwill was not impaired as of May 31, 2007.

Intangible assets are recorded at cost, less accumulated amortization. During the quarter ended April 2, 2006, the Company determined that it would no longer use the Telenexus trademarks and trade names and would instead market its RFID products under the WJ Communications brand.  As such, the remaining unamortized balance of $637,000 was expensed as selling and administrative expenses in the three months ended April 1, 2006. The following tables present details of the Company’s purchased intangible assets (in thousands):

As of July 1, 2007:

Description	Useful Life	Gross	Accumulated Amortization	Net
EiC acquisition
Purchased developed technology	5 years	$200	$120	$80

Telenexus acquisition
Purchased developed technology	1.2 years	40	40	—
Customer relationships	7 years	900	312	588
Non-competition agreements	4 years	400	242	158
Total identified intangible assets		$1,540	$714	$826

As of December 31, 2006:

Description	Useful Life	Gross	Accumulated Amortization	Net
EiC acquisition
Purchased developed technology.	5 years	$200	$100	$100

Telenexus acquisition
Purchased developed technology.	1.2 years	40	40	—
Customer relationships	7 years	900	250	650
Non-competition agreements	4 years	400	190	210
Total identified intangible assets		$1,540	$580	$960

                In the three and six months ended July 1, 2007 and July 2, 2006, amortization of purchased intangible assets included in cost of goods sold was approximately $10,000, $20,000, $10,000 and $28,000, respectively. In the three and six months ended July 1, 2007 and July 2, 2006, amortization of purchased intangible assets included in operating expense was approximately $57,000, $114,000, $57,000 and $123,000, respectively. The intangible assets related to purchased developed technology is amortized to cost of goods sold.  The intangible assets related to customer relationships, trademarks and trade names and non-competition agreements with sales/engineering personnel are amortized to operating expense.

Amortization is computed using the straight-line method over the estimated useful life of the intangible asset. The Company expects that annual amortization of acquired intangible assets to be as follows (in thousands):

Fiscal year:	EiC	Telenexus	Total
2007 (remaining six months)	$20	$114	$134
2008	40	228	268
2009	20	136	156
2010	—	129	129
2011	—	129	129
2012 and beyond	—	10	10
Total amortization	$80	$746	$826

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

5.              INVENTORIES

Inventories are stated at the lower of cost, using an average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. These write-downs were $87,000, $300,000, $848,000 and $1.2 million in the three and six month periods ended July 1, 2007 and July 2, 2006, respectively.  If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required.  Inventories at July 1, 2007 and December 31, 2006 consisted of the following (in thousands):

	July 1, 2007	December 31, 2006
Finished goods	$1,810	$1,661
Work in progress	1,695	1,808
Raw materials and parts	3,660	1,812
	$7,165	$5,281

6.              CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company invests in a variety of financial instruments such as money market funds, commercial paper and high quality corporate bonds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. At July 1, 2007, two customers represented 29% and 22% of the total accounts receivable balance, respectively. At December 31, 2006, two customers represented 23% and 20% of the total accounts receivable balance, respectively. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

7.              STOCKHOLDERS’ EQUITY

STOCK OPTION PLANS

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests. The Company considers its option programs critical to its operation and productivity; essentially all of our employees participate. Currently, the Company grants options from the 1) Amended and Restated 2000 Stock Incentive Plan  under which the Company may grant incentive awards in the form of options to purchase shares of the Company’s common stock, restricted shares, common stock and stock appreciation rights to participants, which include officers and employees and consultants, 2) the Amended and Restated 2000 Non-Employee Director Stock Compensation Plan under which options are granted to non-employee directors and 3) 2001 Employee Stock Incentive Plan under which the Company may grant incentive awards in the form of options to purchase shares of the Company’s common stock, restricted shares, common stock and stock appreciation rights to participants, which include employees which are not officers and directors of the Company and consultants.  The Company’s stock option plans provide that options granted will have a term of no more than 10 years and have vesting periods ranging from two to four years. The provisions of the stock option plans provide that under certain circumstances, such as a change in control, the achievement of certain performance objectives, or certain liquidity events, outstanding options may be subject to accelerated vesting.  As of July 1, 2007 the number of shares available for future grants under the above plans was 4,646,382.

The Company’s Board of Directors approved the adoption of an amendment to the Company’s “Amended and Restated 2000 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance from 19,000,000 to 19,500,000, which was approved by the Company’s stockholders on July 19, 2007 at the Company’s Annual Meeting of Stockholders.

The Company’s Board of Directors approved the adoption of an amendment to the Company’s “Amended and Restated 2000 Non-Employee Director Compensation Plan” to increase the number of shares of common stock authorized for issuance from 1,000,000 to 1,250,000, which was approved by the Company’s stockholders on July 19, 2007 at the Company’s Annual Meeting of Stockholders.

During the six months ended July 1, 2007, the Compensation Committee of the Board of Directors awarded 425,000 Performance Accelerated Restricted Stock Units (PARSUs) to employees which were issued under the Amended and Restated 2000 Stock Incentive Plan.  The Performance Accelerated Restricted Stock Units vest upon the achievement of performance targets that are determined by the Compensation Committee of the Board of Directors.  Any Performance Accelerated Restricted Stock Units that do not vest upon the achievement of performance targets cliff vest at the end of four years.

Combined Incentive Plan Information

Option and Performance Accelerated Restricted Stock Unit activity under the Company’s stock incentive plans for the six months ended July 1, 2007 is set forth below (in thousands except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2006	8,888,280	$1.40
Grants	425,000	$0
Exercised	(373,048)	$0.90
Forfeited/expired/cancelled	(550,951)	$1.85
Outstanding at July 1, 2007	8,389,281	$1.33	6.40

Restricted stock activity under the Company’s stock incentive plans for the six months ended July 1, 2007 is set forth below (in thousands except per share amounts):

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2006	783,904	$1.65
Grants	—	—
Vested	(353,328)	1.66
Forfeited/expired/cancelled	—	—
Unvested at July 1, 2007	430,576	1.64

EMPLOYEE STOCK PURCHASE PLAN (“ESPP”)

The Company has an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of the Company’s common stock at six-month intervals at 85% of fair market value (calculated in the manner provided under the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation.  The plan imposes certain limitations upon an employee’s right to acquire common stock, such as no employee may be granted rights to purchase more than $25,000 worth of common stock for each calendar year in which such rights are at any time outstanding. At July 1, 2007, 767,646 shares were available for future issuance under this plan.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS 123R. During the six months ended July 1, 2007, the Company granted only PARSUs and no stock options.

The assumptions used to value option grants for the three months ended July 2, 2006 and employee stock purchase rights for the three and six months ended July 1, 2007 and July 2, 2006 are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Employee Stock Option Plans:
Fair value	—	$1.70	—	$1.40
Dividend yield	—	0.0%	—	0.0%
Volatility	—	83.88%	—	84.86%
Risk free interest rate at the time of grant	—	4.80%	—	4.58%
Expected term to exercise (in years from the grant date)	—	3.85	—	4.16

Employee Stock Purchase Plan:
Fair value	$0.55	$0.85	$0.60	$0.50
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	71.47%	64.23%	74.62%	60.76%
Risk free interest rate at the time of grant	5.08%	4.89%	5.19%	4.5%
Expected term to exercise (in years from the grant date)	0.49	0.49	0.50	0.49

The following table presents details of stock-based compensation expense by functional line item (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Cost of goods sold	$120	$61	$343	$103
Research and development	228	90	460	195
Selling and administrative	925	6	1,345	227
	$1,273	$157	$2,148	$525

The impact on basic and diluted net loss per share for the three and six months ended July 1, 2007 and July 2, 2006 from stock compensation expense was $0.02, $0.03, $0.00 and $0.01, respectively.

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

8.     NET LOSS PER SHARE CALCULATION

Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods. The net loss per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 1, 2006
Net loss	$(416)	$(1,555)	$(4,818)	$(4,312)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	68,558	66,956	68,399	66,775
Less: weighted average shares subject to repurchase	(572)	(939)	(664)	(914)
Weighted average shares outstanding	67,986	66,017	67,735	65,861
Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.07)	$(0.07)

For the six months periods ended July 1, 2007, the incremental shares from the assumed exercise of 8,389,281 of the Company’s stock options outstanding and 58,695 shares related to contributions under the Employee Stock Purchase Plan for pending purchases were excluded from the calculation of diluted earnings per share because operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive. For the six months period ended July 2, 2006, the incremental shares from the assumed exercise of 9,638,660 of the Company’s stock options outstanding and 66,140 shares related to contributions under the Employee Stock Purchase Plan for pending purchases were excluded from the calculation of diluted earnings per share because operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive.

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

Fourth Quarter 2006 Restructuring Plan

On October 30, 2006, the Company committed to a restructuring plan to close and exit the Company’s Milpitas fabrication facility (“fab”) during the first quarter of 2007. The Company completed the closure of the Milpitas fab at the end of March 2007.  The Milpitas fab produced some of the Company’s gallium arsenide semiconductor products and had substantial excess capacity. The Company’s lease of the fab expired on November 14, 2006 and in accordance with the terms of the lease the Company had continued the lease on a month-to-month basis until the closure of the sale of the fab equipment to AmpTech as described below.  AmpTech then entered into a lease agreement with the owner of the building for the Company’s former Milpitas facility.

The Company has a strategic foundry relationship with Global Communication Semiconductors, Inc. (“GCS”), and with the closure of the Company’s Milpitas fab, GCS is currently the sole source for the manufacturing and supply of its GaAs and InGaP HBT wafers.  The Company has entered into a wafer manufacturing and supply agreement with AmpTech to provide an additional source of supply for its GaAs and InGap HBT wafers, after AmpTech starts its wafer fabrication line.

The following table summarizes the historical restructuring accrual activity for the period January 1, 2006 through July 1, 2007 (in thousands):

	Q3 2001 Restructuring Plan	Q3 2002 Restructuring Plan	Q4 2006 Restructuring Plan	Q2 2007 Restructuring Plan (3)
	Lease Loss	Lease Loss	Fab Closure		Total
Balance at January 1, 2006	9,818	8,290	—	—	18,108

2006 additional charge (credit)	27	(487)	174	—	(286)
Cash payments	(1,291)	(1,314)	—		(2,605)
Balance at December 31, 2006	8,554	6,489	174	—	15,217
2007 additional charge (credit)	(461)	314	10	9	(128	)(1)
Cash payments	(619)	(707)	(138)	—	(1,464)
Balance at July 1, 2007	7,474	6,096	46	9	13,625	(2)

(1)             The condensed consolidated statements of operations  “restructuring charges” for the three and six months ended July 1, 2007, includes $(203,000) and $(147,000) of restructuring credits under the Q3 2001 and Q3 2002 restructuring plans, $0 and $10,000 of restructuring charges that were accrued under the Q4 2006 Restructuring Plan, and $9,000 and $9,000 restructuring charges that were accrued under the Q2 2007 Restructuring Plan and $619,000 and $ 765,000 of restructuring charges that were expensed as incurred.

(2)             Of the accrued restructuring charge at July 1, 2007, the Company expects $3.2 million of the lease loss to be paid out over the next twelve months. As such, this amount is recorded as a current liability and the remaining $10.4 million to be paid out over the remaining life of the lease of approximately four years is recorded as a long-term liability.

(3)             Of the $9,000 accrued balance, $98,000 was expensed during the three month period ending July 1, 2007 and $89,000 was paid in the same period.

The Q2 2007 Restructuring Plan covers the restructuring expenses primarily towards severance payments associated with the reduction of personnel.

The restructuring expense for three and six months ended July 1, 2007 was $425,000 and $637,000 respectively which consisted of $530,000 and $686,000 for the Q4 2006 restructuring plan for professional services, lease termination costs and other expenses towards closure of the Milpitas fab and $98,000 and $98,000 for the Q2 2007 restructuring plan primarily for severance payments offset by a credit of $203,000 and $147,000 for the Q3 2001 and Q3 2002 restructuring plans towards adjustment of an estimate based on a new sublease expectation against the lease loss.

On May 23, 2007 the Company entered into an Asset Purchase Agreement with AmpTech, Inc (“AmpTech”) to sell certain wafer fabrication equipment from it’s recently closed Milpitas fabrication facility. The consideration received by the Company consisted of cash in the amount of $1,800,000 and a warrant to purchase 200,000 shares of AmpTech common stock.  The fair value of the warrant is $1,400 and was not recorded as an asset due to uncertainty of realization in the future.  The company ceased manufacturing at the wafer fabrication facility at the end of March 2007 and subsequently in the beginning of April 2007 decided to classify the wafer fabrication equipment as held-for sale, with a carrying value of approximately $671,000.  The company recorded a gain on the sale of the wafer fabrication equipment of approximately $901,000, net of sales tax provision of $148,500 and property tax of $80,000, which was included in the income from operations in the condensed consolidated statements of operations.  The agreement also obligates AmpTech to reimburse the Company for certain expenses.  In connection with the agreement the parties also entered into a one year Wafer Manufacturing and Supply Agreement which provides for AmpTech to manufacture and supply wafers to the Company utilizing the Company’s wafer production processes and for the Company to purchase such wafers. The Company also entered into a License Agreement whereby the Company licenses to AmpTech certain of the Company’s proprietary process technologies subject to certain restrictions. The License Agreement provides for AmpTech to pay the Company a royalty of 5% of its gross revenue from third parties, up to $750,000, and 3% of gross revenue thereafter for the seven year term. Products for the Company produced using the Company’s proprietary technology will not bear royalty.

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

Sales to individual customers representing greater than 10% of Company consolidated sales during at least one of the periods presented are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Richardson Electronics, Ltd (1)	$4,943	$5,538	$9,860	$10,957
Celestica	2,309	2,426	3,240	4,638

(1)             Richardson Electronics is the sole worldwide distributor of the Company’s complete line of RF semiconductor products

Sales to unaffiliated customers by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
United States	$6,237	$5,662	$11,782	$11,633
Export sales from United States:
China	2,730	1,215	5,203	3,178
Thailand	1,567	1,645	2,244	2,909
Europe	818	1,092	1,503	2,219
Republic of Korea	520	980	766	1,477
Other	872	1,818	2,003	3,337
Total	$12,744	$12,412	$23,501	$24,753

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

Based on the available objective evidence and the recent history of losses and forecasted United States taxable income/loss, management concluded that it is more likely than not that the Company’s deferred tax assets would not be fully realizable. Accordingly, the Company had a valuation allowance of $56.5 million and $55.0 million as of July 1, 2007 and December 31, 2006, respectively. Changes in the Company’s valuation allowance of $1.5 million and $1.5 million for the three months and six months ended July 1, 2007 were recorded through the income tax provision in the Condensed Consolidated Statement of Operations. Off-setting increases to the net deferred tax asset of $1.5 million and $1.5 million for the three and six months ended July 1, 2007 were also recorded through the income tax provision in the Condensed Consolidated Statement of Operations.

On January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As a result of the implementation of FIN 48, the Company recognized a cumulative adjustment to the liability for unrecognized income tax benefits in the amount of $0.8 million, which was accounted for as a reduction to the January 1, 2007 net deferred tax asset and valuation allowance balances. At the adoption date of January 1, 2007, the Company had $1.2 million of unrecognized tax benefits, $24,000 of which would affect its effective tax rate if recognized. At July 1, 2007, the Company had $1.5 million of unrecognized tax benefits.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48, the amount of any accrued interest or penalties associated with any unrecognized tax positions was insignificant, and the amount of interest and penalties for the three and six months ended July 1, 2007 was also insignificant.

Uncertain tax positions relate primarily to the determination of the research and experimental tax credit. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, a few states and foreign jurisdictions. As of July 1, 2007, the federal returns for the years ended 2003 through the current period and certain state returns for the years ended 2001 through the current period are still open to examination. However, due to the fact the Company had net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.

12.       CONTINGENCIES

Environmental Remediation

The Company’s current operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination.

The Company has an accrued liability of $60,000 as of July 1, 2007 to offset estimated program oversight, remediation actions and record retention costs.  There were no expenditures charged against the accrual for the three and six month periods ended July 1, 2007 and July 2, 2006, respectively.

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

13.       SUBSEQUENT EVENTS

On August 4, 2007 the Company committed to an offshore program that will result in the transition of our final test and support operations to the Philippines. The operations are currently located in our San Jose, California facility. The Company expects to incur certain restructuring costs during the third quarter of 2007 including severance and retention benefits associated with the implementation of this plan of approximately $600,000 as well as approximately $300,000 in dual staffing and start-up costs. The transition is expected to be completed in the first quarter of 2008.

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

During the first quarter of 2007 we ceased internal wafer manufacturing and adopted the fabless semiconductor business model. During the second quarter of 2007 we sold our fab assets to AmpTech, Inc. The fabless semiconductor model is more cost effective than having our own facility due to our limited volumes and the cost of developing and supporting our process technologies. There is a viable commercial wafer foundry market which we have accessed for the production of our wafers and we may enter into limited process development activities with some of these vendors to further optimize the processes and our products. We have manufacturing and supply agreements with Global Communications Semiconductors, Inc. and AmpTech, Inc. to provide our GaAs and InGap HBT wafers.

Building on the fabless business model, in order to further drive future anticipated cost savings, on August 4, 2007 we committed to an offshore program that will result in the transition of our final test and support operations to the Philippines. The operations are currently located in our San Jose, California facility. The Company expects to incur certain restructuring costs during the third quarter of 2007 including severance and retention benefits associated with the implementation of this plan of approximately $600,000 as well as approximately $300,000 in dual staffing and start-up costs. The transition is expected to be completed in the first quarter of 2008 and the company anticipates cost savings of approximately $400,000 per quarter beginning in the second quarter of 2008.

In 2004 and 2005, we augmented our technology base and design capabilities through acquisitions.  On June 18, 2004, we completed our acquisition of the wireless infrastructure business and associated assets from EiC Corporation, a California corporation, and EiC Enterprises Limited (together “EiC”).  We believe that the addition of EiC’s technical expertise further enhanced our strategy of offering customers what we believe to be industry leading products for the wireless infrastructure market.  On January 28, 2005, we acquired Telenexus, Inc. We believe the addition of Telenexus’ RFID products and technology will allow us to continue to enhance our RFID reader offerings to further capitalize on the market opportunity.

WJ Communications, Inc. (formerly Watkins-Johnson Company, “we,” “us,” “our”, “WJ” or the “Company”) was formed after a recapitalization merger with Fox Paine on January 31, 2000.  We were originally incorporated in California and reincorporated in Delaware in August 2000.

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

Beginning in September 2003, we entered into a program where the distributor would receive a credit if it sold specific product at a reduced price to specific end-customers pre-authorized by us.  We maintain a log of all such pre-authorized price reductions which we accrue as a reduction to revenue in the period that the pre-authorization occurs per issue 4 of EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  Through the quarter ended April 3, 2005, the pricing allowance was solely offset to revenue.  Since we began recognizing revenue from our distribution channels only when our distributors have sold the product to the end customer, the pricing allowance will offset revenue only when the products with pre-authorized price reductions have shipped to the end-customer otherwise it will offset “Deferred margin on distributor inventory.” As of July 1, 2007 and July 2, 2006, our pricing allowance was $213,000 and $120,000, respectively.

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

We may enter into contracts to perform research and development for others meeting the requirements of Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”.  Revenue under these development agreements is recognized when applicable contractual non-refundable milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion accounting method based on the actual physical completion of work performed and the ratio of costs incurred to total estimated costs to complete the contract in accordance with Accounting Research Bulletin 45 “Long-Term Construction Type Contracts” using the relevant guidance in the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Given the duration and nature of these development contracts, we believe that recognizing revenue under the percentage completion method best represents the legal and economic results of contract performance on a timely basis.  Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. These development contracts with customers have enabled us to accelerate our own product development efforts. Such development revenues have only partially funded our product development activities, and we generally retain ownership of the products developed under these arrangements. As a result, we classify all development costs related to these contracts as research and development expenses. The achievement of contractual milestones is evidenced by written documentation provided by the customer in accordance with the applicable terms and conditions of each contract.  In any period, progress on the contract is based on input measures (direct labor dollars, direct material costs and direct outside processing costs) in the ratio of costs incurred to total estimated costs.  Estimated costs to complete are provided by engineering personnel directly involved in the development program and are reviewed by management and finance personnel for reasonableness given the known facts and circumstances.  A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on our results of operations. If we bill the customer prior to performing services under the development agreement, the amounts are recorded as deferred revenue.  Our balance of deferred revenue was $36,000 at July 1, 2007 and $424,000 December 31, 2006.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.  Due to the adoption of FIN 48 effective January 1, 2007, we calculated our contingencies based on certain estimates and judgments related primarily to the determination of research and experimental tax credits.

Restructuring

During fiscal 2002 and 2001, we recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing our business. Such charges were established in accordance with Emerging Issues Task Force Issue 94-3 (“EITF 94-3”) “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” These charges include abandoned leased properties comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and asset impairment charges on tenant improvements deemed no longer realizable. In determining these estimates, we make certain assumptions with regards to our ability to sublease the space and reflect offsetting assumed sublease income in line with our best estimate of current market conditions. Should there be a further significant change in market conditions, the ultimate losses on these could be higher and such amount could be material. Except for changes in the sublease estimates we have made from time to time and an adjustment for property tax due to change in the landlord of our San Jose buildings during the three months ended April 1, 2007, actual results to date have been consistent, in all material respects, with our assumptions at the time of the restructuring charges.

On October 30, 2006, our Board of Directors committed us to a restructuring plan to close and exit our Milpitas fabrication facility (“fab”) during the first quarter of 2007. We completed the closure of the Milpitas fab at the end of March 2007.  The Milpitas fab produced some of our gallium arsenide semiconductor products and had substantial excess capacity.

We have a strategic foundry relationship with Global Communication Semiconductors, Inc. (“GCS”), and with the closure of our Milpitas fab GCS is currently the sole source for the manufacturing and supply of our GaAs and InGaP HBT wafers. With the recent sale of fab assets to AmpTech, Inc. (“AmpTech”) and entering into a wafer manufacturing and supply agreement with AmpTech, AmpTech will provide an additional source of supply for our GaAs and InGap HBT wafers after AmpTech starts its wafer fabrication line.

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

CURRENT OPERATIONS

For the Period Ended July 1, 2007 Compared to July 2, 2006

Sales

We recognized sales of $12.7 million and $23.5 million for the three months and six months ended July 1, 2007 respectively.  This compares to sales of $12.4 million and $24.8 million in the respective periods in 2006.  Sales increased 3% in the three month period and declined 5% in the six month period compared to the prior year.  The increase in the three month period was driven by increased demand from our OEM customers and a $450,000 one-time revenue related to end of life purchase by a certain customer while the decline in the six month period relates to weak demand from both our OEM and distribution channel customers in the first three months of 2007 relative to 2006.  Over the comparable three and six month periods, we have experienced an approximate 12% and 8% decrease in the mix weighted average selling prices of the semiconductor products shipped.  Units shipped during the three and six month periods were 7.3 million and 12.7 million compared to 6.1 million and 12.7 million in the prior year.

We have experienced a delay in the qualification of reduced cost parts from a customer and that may affect our sales until this customer approves such qualification.  We have introduced several cost reduced parts and expect to limit the shipment of the higher cost parts to this customer in the future. Our decision to limit shipments of higher cost parts is expected to have a positive impact on our gross margin in the future.

Cost of Goods Sold

Our cost of goods sold was $6.1 million and $12.0 million for the three months and six months ended July 1, 2007 respectively.  This compares to $5.7 million and $11.9 million in the respective 2006 periods.  The cost of goods sold was 48% and 51% of sales in the three and six month periods of 2007 which are up from the 46% and 48% in the respective 2006 periods.  The increase in cost of goods sold as a percentage of sales is due to a higher material content of our product mix, primarily due to the delayed qualification by a customer for several of our cost reduced products. Lower inventory reserve charges in 2007 compared to 2006 were offset by higher overhead spending associated with inefficiencies as we closed our wafer fabrication facility in the first quarter and incurred a lower level of support provided for our research and development.

With our transition to a fabless semiconductor manufacturing model and as our anticipated cost saving initiatives are realized, we expect cost of goods sold will decrease as a percentage of sales on a full year basis, continuing the trend we demonstrated in 2006, contingent upon increasing revenue levels.

Research and Development

Our research and development expense was $3.4 million and $8.9 million for the three and six months ended July 1, 2007.  This compares to research and development expenses of $4.6 million and $9.8 million in the respective 2006 periods.  The decrease in 2007 expense was related to the reduced spending resulting from the closure of our internal wafer fabrication facility which lowered our process development and new product costs during the three month period ending July 1, 2007 as we used lower third-party support.

Product research and development is essential to our future success and we expect to continue making investments in new product development and engineering talent. In 2007 we will continue to focus our research efforts and resources on semiconductor development targeting multiple growth markets such as RF amplifiers, mixer and converters for wireless infrastructure, Base Station Power amplifiers, WiMAX and RFID. We will also explore process capabilities of third party foundries and develop products under new process technologies such as SiGe BiCMOS. We expect expenditures for new product development to increase although we expect a decrease in overall R&D expense during 2007 as a result of significantly reducing process development costs with our fabless semiconductor manufacturing model.

Selling and Administrative

Selling and administrative expense was $4.3 million and $8.1 million for the three and six month periods ended July 1, 2007.  This compares to $3.9 million and $9.3 million in the respective 2006 periods.  The increase in spending for the three months ended July 1, 2007 compared to the 2006 period is due to a higher stock compensation charges which were offset by lower amount of severance charges during the quarter.  For the six month period in 2007 compared to 2006, stock compensation charges were higher which were offset by lower severance, lower professional fees and the absence of the intangible asset write-off related to the Telenexus trade name in the first quarter of 2006.

Restructuring Charges

On October 30, 2006, we committed to a restructuring plan to close and exit our Milpitas fabrication facility (“fab”) during the first quarter of 2007. We completed the closure of the Milpitas fab at the end of March 2007. The Milpitas fab produced a substantial portion of our gallium arsenide semiconductor products and had substantial excess capacity.

On May 23, 2007 we entered into an Asset Purchase Agreement with AmpTech to sell certain wafer fabrication equipment from our recently closed Milpitas fabrication facility. The consideration received by us consisted of cash in the amount of $1.8 million and a warrant to purchase 200,000 shares of AmpTech common stock.  The fair value of the warrant is $1,400 and was not recorded as an asset due to uncertainty of realization in the future.  We ceased manufacturing at the wafer fabrication facility at the end of March 2007 and subsequently in the beginning of April 2007 decided to classify the wafer fabrication equipment as held-for sale, with a carrying value of approximately $671,000.  We recorded a gain on the sale of the wafer fabrication equipment of approximately $901,000, net of sales tax provision of $148,500 and property tax of $80,000, which was included in the income from operations in the condensed consolidated statements of operations.  The agreement also obligates AmpTech to reimburse us for certain expenses.  In connection with the agreement the parties also entered into a one year Wafer Manufacturing and Supply Agreement which provides for AmpTech to manufacture and supply wafers to us utilizing our wafer production processes and for us to purchase such wafers. We also entered into a License Agreement whereby we license to AmpTech certain of our proprietary process technologies subject to certain restrictions. The License Agreement provides for AmpTech to pay us a royalty of 5% of its gross revenue from third parties, up to $750,000, and 3% of gross revenue thereafter for the seven year term. Products produced for us using our proprietary technology will not bear royalty.

We have strategic foundry relationships with Global Communication Semiconductors, Inc. (“GCS”) and AmpTech, Inc., and with the closure of our Milpitas fab GCS is currently the sole source of the manufacturing and supply of our GaAs and InGaP HBT wafers and AmpTech will provide an additional source after AmpTech starts its wafer fabrication line.  The foundry agreements with AmpTech and GCS provide the Company strategy with two qualified foundries.

During the three and six months period ended July 1, 2007, $425,000 and $637,000 of restructuring charges were recorded respectively of which $530,000 and $686,000 were related to costs associated with the closure of our Milpitas wafer fab, $98,000 and $98,000 associated with the further alignment of our cost structure to our current business level partially offset by a reduction in the previously established abandonment liability for our River Oaks, San Jose facility of $203,000 and $147,000 due to a revision in our expected sublease income.

On August 4, 2007, we committed to an offshore program that will result in the transition of our final test and support operations to the Philippines. The operations are currently located in our San Jose, California facility. We expect to incur certain restructuring costs during the third quarter of 2007 including severance and retention benefits associated with the implementation of this plan of approximately $600,000 as well as approximately $300,000 in dual staffing and start-up costs. The transition is expected to be completed in the first quarter of 2008 and we anticipate cost savings of approximately $400,000 per quarter beginning in the second quarter of 2008.

Interest Income, net

Interest income represents interest earned on cash equivalents and short-term available-for-sale investments. Our net interest income in the three months ended July 1, 2007 was $175,000, a decrease of $104,000 or 37% as compared with net interest income of $279,000 in the three months ended July 2, 2006.  Our net interest income in the six months ended July 1, 2007 was $423,000, a decrease of $118,000 or 22% as compared with net interest income of $541,000 in the six months ended July 2, 2006.  The lower level of interest income was primarily related to the lower level of investible assets.

Other Income, net

Other income in the six months ended July 1, 2007 primarily consisted of the settlement of an insurance claim for a theft loss of approximately $118,000.

Income Tax

No tax provision or benefit was recorded in the three and six months ended July 1, 2007. Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the losses without tax benefit as the Company has recorded a full valuation allowance. During the six months ended July 2, 2006, we recorded a tax benefit of $1.3 million resulting from a revision of our estimated tax liability based on the statute expiration of certain estimated state tax exposures. Our effective tax rate for the remainder of the current fiscal year may not change significantly.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at July 1, 2007 totaled $18.1 million, a decrease of $7.3 million or 29% compared to the balance of $25.4 million at December 31, 2006.

On January 23, 2007, the Company entered into a fifth amendment to extend the maturity date from January 21, 2007 to June 30, 2008 to its Amended and Restated Loan and Security Agreement (the “Revolving Credit Facility”) between Comerica Bank and the Company dated September 23, 2003. Comerica also provided the Company with a letter agreement, starting on January 22, 2007, that the Company had a 30-day grace period until the credit facility automatically expired during which period the credit facility remained in full force without lapse or termination. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 2.0% or Prime less 0.25%. The Revolving Facility requires us to maintain certain financial ratios, (such as a minimum unrestricted cash balance and a minimum tangible net worth), and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission.  The Revolving Facility is secured by substantially all of our assets. We were in compliance with the covenants as of July 1, 2007.  As of July 1, 2007 and December 31, 2006, there were no outstanding borrowings under the Revolving Facility. We have letters of credit of $3.7 million available as of July 1, 2007 that are being used as collateral on our leased facilities and workers compensation obligations.

Net Cash Used in Operating Activities

Net cash used in operations was $7.8 million and $3.0 million in the six months ended July 1, 2007 and July 2, 2006, respectively. Net loss in the six months ended July 1, 2007 and July 2, 2006 was $4.8 million and $4.3 million, respectively.

The most significant cash item impacting the difference between net loss and cash flows used in operations in the six months ended July 1, 2007 was $6.0 million used by working capital. The $6.0 million used by working capital relates to a $1.5 million decrease in restructuring liabilities, a $1.9 million increase in inventories and a $2.1 million increase in receivables partially offset by $901,000 gain on disposal of property, plant and equipment. The $1.5 million decrease in restructuring liabilities relates to payments against the remaining lease loss accrual and severance payments.  The $1.9 million increase in inventories resulted from a strategic inventory build associated with the closure of the wafer fab and lower demand by one of our distributors.  The $2.1 million increase in receivables relates to higher sales and the higher shipment timing relative to our quarter end.  Non-cash items included in net loss in the six months ended July 1, 2007 were primarily $1.9 million of depreciation and amortization and $2.1 million of stock based compensation expense.

The most significant cash item impacting the difference between net loss and cash flows used in operations in the six months ended July 2, 2006 was $1.4 million used by working capital. The $1.4 million used by working capital relates to a  $1.0 million decrease in accruals and accounts payable and a $1.3 million decrease in restructuring liabilities which were partially offset by a $1.5 million decrease in inventories. The $1.0 million decrease in accruals and payables relates to the timing of invoice payments relative to our quarter end. The $1.3 million decrease in restructuring liabilities relates to payments against the remaining lease loss accrual.  The $1.5 million decrease in inventories resulted from decreased cycle time in our wafer fabrication process and a $1.2 million write-down to reduce excess inventories to their estimated net realizable values.  Non-cash items included in net loss in the six months ended July 2, 2006 included $1.3 million related to a decrease in our income tax liability, $1.7 million of depreciation and amortization, $637,000 charge for the impairment of an intangible asset and $525,000 of stock based compensation expense.  The $1.3 million decrease in our income tax liability resulted from a revised estimate based on the statute expiration of certain estimated state tax exposures during April 2006.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $6.7 million and $9.8 million in the six months ended July 1, 2007 and July 2, 2006, respectively.  In the six months ended July 1, 2007, we realized $12.8 million in proceeds from the sale and maturities of our short-term investments and $1.6 million in proceeds from the sale of our equipment to AmpTech which was partially offset by $6.4 million used to purchase short-term investments and $1.4 million to invest in property, plant and equipment.  In the six months ended July 2, 2006, we realized $20.2 million in proceeds from the sale and maturities of our short-term investments which was partially offset by $9.5 million used to purchase short-term investments and $1.1 million to invest in property, plant and equipment. During 2007, we expect to invest approximately $4 million to $5 million in capital expenditures of which $1.4 million was purchased in the first six months. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so throughout 2007.

In conjunction with our acquisitions, we may be required to pay additional consideration related to the achievement of specific revenue and gross margin targets. With respect to EiC, we determined that the revenue and gross margin targets that had to be achieved by March 31, 2005 and 2006 respectively were not achieved. We communicated our conclusion to EiC and they notified us that they disagree with our conclusions. We believe EiC’s assertions are without merit. Should we be required to pay the additional consideration, it may be up to $14.0 million of which 10% would be in cash and 90% in shares. With respect to Telenexus, we determined that the revenue targets that had to be achieved by October 28, 2006 were not achieved and we communicated our conclusion to the selling shareholders. The Telenexus selling shareholders had thirty days to review and possibly contest our calculation. The Telenexus selling shareholders did not so notify us during the thirty day period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $223,000 and $768,000 for the six months ended July 1, 2007 and July 2, 2006, respectively.  In the six months ended July 1, 2007, we received net proceeds of $581,000 from the sale of our common stock to employees through our option plans which was partially offset by $310,000 used to repurchase our common stock from employees to cover the income tax withholdings and $32,000 of financing costs associated with our revolving credit facility. In the six months ended July 2, 2006, we received net proceeds of $869,000 from the sale of our common stock to employees through our option plans which was partially offset by $69,000 used to repurchase our common stock from employees to cover income tax withholdings and $32,000 of financing costs associated with our revolving credit facility.

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

Due to the adoption of FIN 48, a $395,000 liability was recorded in the first quarter of 2007. We do not expect this liability to be satisfied within the next twelve months.

On May 23, 2007 we entered into a one year wafer manufacturing and supply agreement with AmpTech which provides for AmpTech to manufacture and supply wafers to us utilizing our wafer production processes and for us to purchase such wafers.   During the initial term of the agreement, we are required to provide AmpTech with order for a minimum quantity of wafers periodically, beginning after AmpTech is able to consistently deliver wafers.  AmpTech is expected to start delivering wafers in early September of 2007 and thereafter we estimate our obligation to purchase wafers during the agreement term to be approximately $1.7 million.

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

Expected Maturity Dates	Expected Maturity Amounts	Weighted Average Interest Rate
	(in thousands)
Cash equivalents:
2007	$13,502	4.92%
Short-term investments:
2007	1,968	5.15%
Fair value at July 1, 2007	$15,470

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

During the preparation of our financial statements for the quarterly period ended October 1, 2006, we determined that we had not properly accrued cash bonuses earned under employment agreements, including executive officers. As a result, management concluded, after discussions with the Audit Committee of the Company’s Board of Directors, that we should restate our previously filed financial statements for the quarterly periods ended April 2, 2006 and July 2, 2006 in order to correct these errors. As a result of our determination that the errors should be corrected and that previously filed financial statements should be restated, management concluded that there was a material weakness in our internal control over financial reporting. We have taken actions to remediate the material weakness described above, including the retention of a skilled outside resource to advise us on such matters and processes. We are evaluating the effectiveness of these steps.

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

Subsequent to the issuance of our December 31, 2006 financial statements, we determined we had not properly recorded the restructuring accrual that was established in 2001 and 2002.  As a result, we concluded, after discussions with the Audit Committee of the Company’s Board of Directors, that we should restate the Company’s previously filed financial statements for the fiscal year ended December 31, 2006 in order to correct this error.  As a result of our determination that the errors should be corrected and that previously filed financial statements should be restated, management has concluded that there is a material weakness in the Company’s internal control over financial reporting.  We are currently assessing the actions necessary to remediate this material weakness.

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

We have not recorded operating income since 1999 and we may not be able to achieve revenue or earnings growth or obtain sufficient revenue to sustain profitability. In the six months ended July 1, 2007 our sales were $23.5 million and we incurred an operating loss of $5.4 million compared to sales of $24.8 million and an operating loss of $6.1 million for the six months ended July 2, 2006.  In addition, our sales for 2006 were $48.8 million and we incurred an operating loss of $10.8 million compared to sales of $31.6 million and an operating loss of $22.1 million for 2005.  Our accumulated deficit was $188.3 million at July 1, 2007.

We expect that reduced end-customer demand compared to our prior history, and other factors, could adversely affect our operating results in the near term, and we could incur additional losses in the future. Other factors that could negatively impact our results include, but are not limited to:

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

We may incur losses for the foreseeable future, particularly if our revenues do not increase or if our expenses increase faster than our revenues. In order to return to profitability, we must achieve revenue growth and reduce expenses, and we currently face an environment of uncertain demand in the markets our products address.

We depend on our sole worldwide distributor for distribution of our RF semiconductor products and the loss of this relationship could materially reduce our sales.

Richardson Electronics, Ltd is the sole worldwide distributor of our complete line of RF semiconductor products. Richardson Electronics, Ltd is our largest semiconductor customer, and our sales to Richardson Electronics represent 42% and 44% of our total sales for the six months ended July 1, 2007 and July 2, 2006, respectively.  We cannot assure you that this exclusive relationship will improve sales of our semiconductor products or that it is the most effective method of distribution.  If Richardson Electronics fails to successfully market and sell our products, our semiconductor sales could materially decline. Our agreement with this distributor does not require it to purchase our products and may be terminated at any time. If this distribution relationship is discontinued, our RF semiconductor sales could decline significantly.

We depend upon a small number of customers that account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a reduction of sales.

We depend on a small number of customers for a majority of our sales. We had two customers, Richardson Electronics and Celestica, who accounted for more than 10% of our sales and in aggregate accounted for 56% of our sales for the six months ended July 1, 2007 and 63% of our sales for the six months ended July 2, 2006.  Sales to Richardson Electronics accounted for 42% and 44% of our sales for the six months ended July 1, 2007 and July 2, 2006, respectively.  Sales to Celestica accounted for 14% and 19% of our sales for the six months ended July 1, 2007 and July 2, 2006, respectively. This concentration exposes us to significant risk if either customer was to reduce their level of business with us.

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

We use rolling forecasts based on anticipated product orders to determine our component requirements. It is important that we accurately predict both the demand for our products and the lead times required to obtain the necessary products and/or components and materials. Lead times for components and materials that we, or our outsourced manufacturers, order can vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. To the extent that we rely on outsourced manufacturers, many of these factors will be outside of our direct managerial control. For substantial increases in production levels, our outsourced manufacturers and some suppliers may need nine months or more lead time. As a result, we may be required to make financial commitments in the form of purchase commitments. We lack visibility into the finished goods inventories of our customers and the end-users. This lack of visibility impacts our ability to accurately forecast our requirements. If we overestimate our component, material and outsourced manufactured requirements, we may have excess inventory, which would increase our costs. An additional risk for potential excess inventory results from our volume purchase commitments with certain material suppliers, which can only be reduced in certain circumstances. Additionally, if we underestimate our component, material, and outsourced manufactured requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our sales and profitability. We have incurred, and may in the future incur, charges related to excess and obsolete inventory. These charges amounted to $304,000 and $1.2 million in the six month periods ended July 1, 2007 and July 2, 2006, respectively. While these charges may be partially offset by subsequent sales of previously written-down inventory, there can be no assurance that any such sales will be significant. As we broaden our product lines we must outsource the manufacturing of or purchase a wider variety of components. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility of customer acceptance and potential competition. Both of these factors will contribute to a higher level of inventory risk in our near future.

There are inherent risks associated with sales to our foreign customers.

We sell a significant portion of our product to customers outside of the United States. Sales to customers outside of the United States accounted for 50% and 53% of our sales in the six month periods ended July 1, 2007 and July 2, 2006, respectively and 52%, 44% and 35% of our sales in 2006, 2005 and 2004, respectively. Most of our foreign sales are to customers located in China. We expect that sales to customers outside of the United States will continue to account for a significant portion of our sales. Although all of our foreign sales are denominated in U.S. dollars, such sales are subject to certain risks, including, among others, changes in regulatory requirements, the imposition of tariffs and other trade barriers, the existence of political, legal and economic instability in foreign markets, language and cultural barriers, seasonal reductions in business activities, our ability to receive timely payment and collect our accounts receivable, currency fluctuations, and potentially adverse tax consequences, which could adversely affect our business and financial results.

Our dependence on two foundry partners exposes us to a risk of manufacturing disruption, uncontrolled price changes and other risks which could harm our business.

On October 30, 2006, our board of directors committed us to a restructuring plan to close and exit our Milpitas fabrication facility during the first quarter of 2007. We completed the closure of the Milpitas fabrication facility at the end of March 2007. Global Communication Semiconductors, Inc., our foundry partner, has become the primary source of the manufacturing and supply or our GaAs and InGap HBT wafers as a result of the fab closure.  In May 2007 we entered into a manufacturing supply agreement with AmpTech to provide an additional source of supply for our GaAs and InCap HBT wafers.  AmpTech is still in its start up phase and as a result its ability to consistently supply us wafers has not been demonstrated. If our foundry partners are unable to meet our wafer needs for any reason there can be no assurance that we will be able to find alternative sources.

If the operations of our foundry partners should be disrupted, or if they should choose not to devote capacity to our products in a timely manner, our business could be adversely impacted, as we might be unable to manufacture some of our products on a timely basis. In addition, the cyclicality of the semiconductor industry has periodically resulted in disruption of supply. We may not be able to find sufficient capacity at a reasonable price or at all if such disruptions occur. As a result, we face significant risks which could harm our business and have a negative impact on our operating results, including:

•              reduced control over delivery schedules and quality;

•              longer lead times;

•              the potential lack of adequate capacity during periods when industry demand exceeds available capacity;

•              difficulties finding and qualifying new foundry partners ;

•              limited warranties on products supplied to us;

•              potential increases in prices due to capacity shortages and other factors; and

•              potential misappropriation of our intellectual property.

We may not achieve the anticipated benefits of our offshore program to transition our final test and support operations to Philippines and offshore operations are also subject to certain inherent risks

We plan to initiate on offshore program that will result in the transition of our final test and support operations to the Philippines from our current location in San Jose, California.  Since we expect the transition to result in future cost savings, if there are significant unexpected delays, difficulties, disruptions, cost or employee issues associated with the transition we may be unable to achieve the anticipated benefits in full or in part. Offshore operations are also subject to certain inherent risks and once the transition is complete we could be exposed to risks which include labor shortages and disputes, difficulties in managing effectively from the U.S., political and economic instability, change in governmental regulations, restriction on foreign ownership and control, currency and exchange rate fluctuations, lack of proprietary protection and other risks which could harm our business and negatively impact our operating results.

We determined that we had material weaknesses in our internal control over financial reporting which have caused us to restate our financial results. These material weaknesses and any future restatements to our financial statements which may result from it, could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price and potentially limit our access to financial markets.

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

There were no matters submitted to a vote of security holders in the second quarter of 2007.

Item 6.  EXHIBITS

The exhibits listed on the following index to exhibits are filed as part of this Form 10-Q.

Exhibit Number		Exhibit Description
2.1	*

Asset Purchase Agreement by and between AmpTech Inc. and WJ Communications, Inc. dated May 23, 2007. (The schedules, exhibits and annexes to the Asset Purchase Agreement which are identified in the Asset Purchase Agreement have been omitted and the Company will furnish supplementally copies of the omitted schedules, exhibits and annexes to the Commission upon request.)

3.1		Amended and Restated By-laws as amended effective July 19, 2007 (incorporated by reference to the corresponding exhibit to the Company’s Form 8-K filed on July 25, 2007).

10.1	*	Wafer Manufacturing and Supply Agreement by and between AmpTech Inc. and WJ Communications, Inc. dated May, 23 2007.

31.1		Certification of Bruce W. Diamond, Chief Executive Officer (principal executive officer), pursuant to Rule 13a-14/15d-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of R. Gregory Miller, Chief Financial Officer (principal financial officer), pursuant to Rule 13a-14/15d-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Bruce W. Diamond, Principal Executive Officer, Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of R. Gregory Miller, Principal Financial Officer, Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment has been requested for certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

WJ COMMUNICATIONS, INC.
(Registrant)

Date	August 14, 2007	By:	/s/ BRUCE W. DIAMOND
Bruce W. Diamond
President and Chief Executive Officer
(principal executive officer)

Date	August 14, 2007	By:	/s/ R. GREGORY MILLER
R. Gregory Miller
Vice President and Chief Financial Officer
(principal financial officer)