Form 10-Q
period 2007-09-30
WJ COMMUNICATIONS INC
filed 2007-11-13
CIK 105006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer☐         Accelerated filer        ☐             Non-accelerated filer☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No    ☒

As of November 5, 2007 there were 68,924,850shares outstanding of the registrant’s common stock, $0.01 par value.

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

WJ COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

Net sales	$9,844	$12,741	$33,345	$37,494

Cost of goods sold	5,032	5,648	17,080	17,501
Gross profit	4,812	7,093	16,265	19,993
Operating expenses:
Research and development	2,907	4,235	11,809	14,024
Selling and administrative	3,543	4,423	11,720	13,680
Restructuring charges (credits)	(139)	—	498	—
Gain on the sale of assets held for sale	—	—	(901)	—
Total operating expenses	6,311	8,658	23,126	27,704
Loss from operations	(1,499)	(1,565)	(6,861)	(7,711)
Interest income	183	327	642	914
Interest expense	(19)	(14)	(55)	(60)
Other income - net	3	2	124	6
Loss before income taxes	(1,332)	(1,250)	(6,150)	(6,851)
Income tax benefit	—	(77)	—	(1,366)
Net loss	$(1,332)	$(1,173)	$(6,150)	$(5,485)

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.09)	$(0.08)
Basic and diluted average weighted shares	68,179	66,687	67,883	66,135

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

Net loss	$(1,332)	$(1,173)	$(6,150)	$(5,485)
Other comprehensive loss:
Unrealized holding gain (loss) on securities arising during the period	—	4	(1)	11

Comprehensive loss	$(1,332)	$(1,169)	$(6,151)	$(5,474)

See notes to condensed consolidated financial statements

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,204	$17,024
Short-term investments	3,992	8,399
Receivables (net of allowances of $552 and $417, respectively)	9,071	5,759
Inventories	6,850	5,281
Other current assets	1,352	1,563
Total current assets	30,469	38,026
PROPERTY, PLANT AND EQUIPMENT, net	6,062	7,232
Goodwill	6,834	6,834
Intangible assets, net	760	960
Other assets	178	181
	$44,303	$53,233

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	3,197	4,522
Accrued liabilities	2,905	4,080
Income tax contingency liability	36	419
Deferred margin on distributor inventory	2,021	2,824
Restructuring accrual	3,489	3,212
Total current liabilities	11,648	15,057
Restructuring accrual	9,196	12,006
Other long-term obligations	446	580
Total liabilities	21,290	27,643

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	705	693
Treasury stock	(23)	(20)
Additional paid-in capital	212,010	208,840
Accumulated deficit	(189,678)	(183,923)
Other comprehensive gain	(1)	—
Total stockholders’ equity	23,013	25,590
	$44,303	$53,233

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,	October 1,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(6,150)	$(5,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,825	2,463
Amortization of deferred financing costs	24	23
Gain on sale of assets held for sale	(901)	(140)
Restructuring charges (credits)	(178)	(18)
Intangible assets impairment	—	637
Stock based compensation	3,058	1,293
Allowance for doubtful accounts	6	18
Asset retirement obligations	—	(109)
Amortization of (premiums) discounts on short-term investments	(37)	(15)
Net changes in:
Receivables	(3,318)	(771)
Inventories	(1,569)	887
Other assets	219	759
Accruals and accounts payable	(2,796)	(797)
Income tax contingency liability	12	(1,400)
Deferred margin on distributor inventory	(802)	1,078
Restructuring liabilities	(2,354)	(1,969)
Net cash used in operating activities	(11,961)	(3,546)

INVESTING ACTIVITIES:
Purchase of short-term investments	(9,826)	(19,353)
Proceeds from sale and maturities of short-term investments	14,269	23,050
Purchases of property, plant and equipment	(1,968)	(1,330)
Proceeds on disposal of property, plant and equipment	1,598	214
Net cash provided by investing activities	4,073	2,581

FINANCING ACTIVITIES:
Principal payments on capital lease	(19)	—
Payments on long-term borrowings	(32)	(32)
Repurchase of common stock	(480)	(96)
Net proceeds from issuances of common stock	599	1,585
Net cash provided by financing activities	68	1,457

Net (decrease)/increase in cash and cash equivalents	(7,820)	492
Cash and cash equivalents at beginning of period	17,024	14,169
Cash and cash equivalents at end of period	$9,204	$14,661

Other cash flow information:
Income taxes paid	$50	$45
Interest paid	31	37
Noncash investing and financing activities:
Increase in accounts payable related to property, plant and equipment purchases	180	12

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which are considered to be normal and recurring in nature. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of WJ Communications, Inc. (the “Company”) for the fiscal year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K/A Amendment No. 2 filed with the Securities and Exchange Commission on May 15, 2007. The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.     BUSINESS COMBINATIONS

EiC Acquisition

On June 18, 2004, the Company completed its acquisition of the wireless infrastructure business and associated assets from EiC. The aggregate purchase price was $13.3 million.  In connection with the acquisition, $1.5 million in cash and 294,118 shares of common stock were held in escrow as security against certain financial contingencies. The $1.5 million in cash was released to EiC on May 4, 2005. On May 25, 2006, 147,059 shares of the 294,118 shares held in the escrow account were released and the remaining 147,059 shares were released from escrow on June 16, 2006 to EiC.

The EiC acquisition agreement contained contingency clauses which could have required the Company to pay further compensation of up to $14.0 million if specific revenue and gross margin targets were achieved by March 31, 2005 and March 31, 2006 of which $7.0 million of additional compensation related to the period ended March 31, 2005. The Company determined that the revenue and the gross margin targets were not met for both the periods. EiC disagreed with the Company’s conclusions. While the Company believes EiC’s assertions are without merit and have notified EiC of such, there can be no assurance as to the eventual outcome of this matter.

The $14.0 million would have been payable 10% in cash and, at the Company’s election, 90% in shares of its common stock. If the targets were fully attained and the Company elected to pay in shares of common stock, the number of additional shares issued would have been 2,540,323 computed at $2.48 per share, which represents the average closing price of the Company’s stock during the ten day period prior to the end of the earnout period.   If the Company is ultimately required to pay such consideration, the amounts would be recorded as an increase to goodwill.

Telenexus Acquisition

On January 28, 2005, the Company completed its acquisition of Telenexus, Inc. (“Telenexus”). Pursuant to an Agreement and Plan of Merger, dated January 19, 2005, by and between the Company, WJ Newco, LLC (the “WJ Sub”), Telenexus and Richard J. Swanson, Wilfred K. Lau, David Fried, Kurt Christensen and Mark Sutton (collectively the “Shareholders”), Telenexus merged with and into the WJ Sub effective on January 29, 2005. The WJ Sub was the survivor in the merger and is a wholly owned subsidiary of the Company. By virtue of the merger, the Company purchased through the WJ Sub all of the assets necessary for the conduct of the radio frequency identification (“RFID”) business of Telenexus, consisting primarily of, and including, but not limited to RFID modules, baseband processing algorithm technology, applications software and realizations of several reader product designs.

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

In addition to the closing consideration, the sellers could have been entitled to further compensation of up to $2.5 million in cash and up to 833,333 shares of the Company’s common stock if the Company achieved certain revenue targets by July 28, 2006. The Company determined that the revenue targets were not met and communicated its conclusion to the selling shareholders. Any change in the fair value of the net assets of Telenexus or any additional consideration to the Shareholders would change the amount of the purchase price allocable to goodwill. Two of the Shareholders, Richard J. Swanson and Wilfred K. Lau also entered into three-year employment agreements with the Company. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”  (“SFAS No. 141”), and accordingly the Company’s consolidated financial statements from January 28, 2005 include the impact of the acquisition.

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

As of September 30, 2007:

In the three and nine months ended September 30, 2007, amortization of purchased intangible assets included in cost of goods sold was approximately $10,000, $30,000 respectively, and $10,000 and $38,000 in the three and nine month ended October 1, 2006 respectively. In the three and nine months ended September 30, 2007, amortization of purchased intangible assets included in operating expense was approximately $57,000, $171,000, respectively, and $57,000 and $180,000 in the three and nine month ended October 1, 2006, respectively. The intangible assets related to purchased developed technology is amortized to cost of goods sold.  The intangible assets related to customer relationships, trademarks and trade names and non-competition agreements with sales/engineering personnel are amortized to operating expense.

Amortization is computed using the straight-line method over the estimated useful life of the intangible asset. The Company expects that annual amortization of acquired intangible assets to be as follows (in thousands):

Fiscal year:	EiC	Telenexus	Total
2007 (remaining three months)	$10	$57	$67
2008	40	229	269
2009	20	136	156
2010	—	129	129
2011	—	129	129
2012 and beyond	—	10	10
Total amortization	$70	$690	$760

4.          RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defined fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. While the Company is currently evaluating the provisions of SFAS No. 157, the adoption is not expected to have a material impact on our consolidated financial position or results of operations.

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

5.          INVENTORIES

Inventories are stated at the lower of cost, using an average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. These write-downs were $443,000, $747,000, in the three and nine month periods ended September 30, 2007, respectively, and $62,000 and $1.3 million in the three and nine month periods ended October 1, 2006, respectively.  If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required.  Inventories at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Finished goods	$2,245	$1,661
Work in progress	1,048	1,808
Raw materials and parts	3,557	1,812
	$6,850	$5,281

6.          CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company invests in a variety of financial instruments such as money market funds, commercial paper and high quality corporate bonds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. At September 30, 2007, two customers represented 39% and 19% of the total accounts receivable balance, respectively. At December 31, 2006, two customers represented 23% and 20% of the total accounts receivable balance, respectively. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

7.          STOCKHOLDERS’ EQUITY

STOCK OPTION PLANS

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests. The Company considers its option programs critical to its operation and productivity; essentially all of our employees participate. Currently, the Company grants options from the 1) Amended and Restated 2000 Stock Incentive Plan  under which the Company may grant incentive awards in the form of options to purchase shares of the Company’s common stock, restricted shares, common stock and stock appreciation rights to participants, which include officers and employees and consultants, 2) the Amended and Restated 2000 Non-Employee Director Stock Compensation Plan under which options are granted to non-employee directors and 3) 2001 Employee Stock Incentive Plan under which the Company may grant incentive awards in the form of options to purchase shares of the Company’s common stock, restricted shares, common stock and stock appreciation rights to participants, which include employees which are not officers and directors of the Company and consultants.  The Company’s stock option plans provide that options granted will have a term of no more than 10 years and have vesting periods ranging from two to four years. The provisions of the stock option plans provide that under certain circumstances, such as a change in control, the achievement of certain performance objectives, or certain liquidity events, outstanding options may be subject to accelerated vesting.  As of September 30, 2007 the number of shares available for future grants under the above plans was 2,834,889.

The Company’s Board of Directors approved the adoption of an amendment to the Company’s “Amended and Restated 2000 Stock Incentive Plan” to increase the number of shares of common stock authorized for issuance from 19,000,000 to 19,500,000, which was approved by the Company’s stockholders on July 19, 2007 at the Company’s Annual Meeting of Stockholders.

The Company’s Board of Directors approved the adoption of an amendment to the Company’s “Amended and Restated 2000 Non-Employee Director Compensation Plan” to increase the number of shares of common stock authorized for issuance from 1,000,000 to 1,250,000, which was approved by the Company’s stockholders on July 19, 2007 at the Company’s Annual Meeting of Stockholders.

During the nine months ended September 30, 2007, the Compensation Committee of the Board of Directors awarded 2,435,470 Performance Accelerated Restricted Stock Units (PARSUs) to employees which were issued under the Amended and Restated 2000 Stock Incentive Plan.  The Performance Accelerated Restricted Stock Units vest upon the achievement of performance targets that are determined by the Compensation Committee of the Board of Directors.  Any Performance Accelerated Restricted Stock Units that do not vest upon the achievement of performance targets cliff vest at the end of four years.

Combined Incentive Plan Information

Option and Performance Accelerated Restricted Stock Unit activity under the Company’s stock incentive plans for the nine months ended September 30, 2007 is set forth below (in thousands except per share amounts):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Term
	Shares	Exercise Price	(in years)
Outstanding at December 31, 2006	8,888,280	$1.40
Grants	2,579,470	$0.10
Exercised	(591,610)	$0.59
Forfeited/expired/cancelled	(893,928)	$1.60
Outstanding at September 30, 2007	9,982,212	$1.10	6.8

Grants during the period were composed of 2,435,470 PARSUs awarded to employees and 144,000 options granted at $1.72 per share to the Board of Directors.

Restricted stock activity under the Company’s stock incentive plans for the nine months ended September 30, 2007 is set forth below (in thousands except per share amounts):

		Weighted
		Average
		Grant Date Fair
	Shares	Value per Share
Unvested at December 31, 2006	783,904	$1.65
Grants	—	—
Vested	(394,992)	$1.71
Forfeited/expired/cancelled	—	—
Unvested at September 30, 2007	388,912	$1.59

EMPLOYEE STOCK PURCHASE PLAN (“ESPP”)

The Company has an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of the Company’s common stock at six-month intervals at 85% of fair market value (calculated in the manner provided under the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation.  The plan imposes certain limitations upon an employee’s right to acquire common stock, such as no employee may be granted rights to purchase more than $25,000 worth of common stock for each calendar year in which such rights are at any time outstanding. At September 30, 2007, 767,646 shares were available for future issuance under this plan.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS 123R. During the nine months ended September 30, 2007, the Company granted only PARSUs to employees and stock options to the Board of Directors.

The assumptions used to value option grants for the three and nine months ended September 30, 2007 and October 1, 2006 and for employee stock purchase plan for the three and nine months ended September 30, 2007 and October 1, 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Stock Option Plans:
Fair value	$1.11	$0.94	$1.11	$1.35
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	81.11%	84.56%	81.11%	84.83%
Risk free interest rate at the time of grant	4.93%	4.99%	4.93%	4.63%
Expected term to exercise (in years from the grant date)	4.42	4.42	4.42	4.22

Employee Stock Purchase Plan:
Fair value	$0.55	$0.85	$0.60	$0.50
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	71.47%	64.23%	74.62%	60.76%
Risk free interest rate at the time of grant	5.08%	4.89%	5.19%	4.5%
Expected term to exercise (in years from the grant date)	0.49	0.49	0.50	0.49

The following table presents details of stock-based compensation expense by functional line item (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

Cost of goods sold	$149	$103	$492	$217
Research and development	220	142	681	337
Selling and administrative	540	514	1,885	739
	$909	$759	$3,058	$1,293

The total intrinsic value of options and PARSUs exercised during the three and nine month periods ended September 30, 2007 were $372,000 and $637,000, respectively.

The aggregate intrinsic value of options and PARSUs outstanding and options and PARSUs exercisable as of September 30, 2007 was $4.9 million and $109,000, repsectively. The intrinsic value is calculated as the difference between the market value as of September 30, 2007 and the exercise price of shares that were in the money at September 30, 2007. The market value of as September 30, 2007 was $1.30 as reported by NASDAQ.

The impact on basic and diluted net loss per share for the three and nine months ended September 30, 2007 and October 1, 2006 from stock compensation expense was $0.01, $0.05, $0.01 and $0.02, respectively.

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

8.          NET LOSS PER SHARE CALCULATION

Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods. The net loss per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

Net loss	$(1,332)	$(1,173)	$(6,150)	$(5,485)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	68,732	67,600	68,510	67,049
Less: weighted average shares subject to repurchase	(553)	(913)	(627)	(914)
Weighted average shares outstanding	68,179	66,687	67,883	66,135

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.09)	$(0.08)

For the nine months ended September 30, 2007, the incremental shares from the assumed exercise of 9,982,212 of the Company’s stock options outstanding and 191,044 shares related to contributions under the Employee Stock Purchase Plan for pending purchases were excluded from the calculation of diluted earnings per share because operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive. For the nine months ended October 1, 2006, the incremental shares from the assumed exercise of 10,513,884 of the Company’s stock options outstanding and 110,124 shares related to contributions under the Employee Stock Purchase Plan for pending purchases were excluded from the calculation of diluted earnings per share because operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive.

9.          RESTRUCTURING CHARGES

During fiscal 2002 and 2001, the Company recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing the Company’s business. Such charges were established in accordance with Emerging Issues Task Force Issue 94-3 (“EITF 94-3”) “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” These charges include abandoned leased properties comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and asset impairment charges on tenant improvements deemed no longer realizable as detailed in Note 12 of the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year December 31, 2006. In determining these estimates, the Company made certain assumptions with regards to its ability to sublease the space and reflect offsetting assumed sublease income in line with it’s best estimate of current market conditions.

Fourth Quarter 2006 Restructuring Plan

On October 30, 2006, the Company committed to a restructuring plan to close and exit the Company’s Milpitas fabrication facility (“fab”) during the first quarter of 2007. The Company completed the closure of the Milpitas fab at the end of March 2007.  The Milpitas fab produced some of the Company’s gallium arsenide semiconductor products and had substantial excess capacity. The Company’s lease of the fab expired on November 14, 2006 and in accordance with the terms of the lease the Company had continued the lease on a month-to-month basis until the closure of the sale of the fab equipment to AmpTech, Inc (“AmpTech”) as described below. AmpTech then entered into a lease agreement with the owner of the building for the Company’s former Milpitas facility.

On May 23, 2007 the Company entered into an Asset Purchase Agreement with AmpTech to sell certain wafer fabrication equipment from its recently closed Milpitas fabrication facility. The consideration received by the Company consisted of cash in the amount of $1,800,000 and a warrant to purchase 200,000 shares of AmpTech common stock. The fair value of the warrant is $1,400 and was not recorded as an asset due to uncertainty of realization in the future. The company ceased manufacturing at the wafer fabrication facility at the end of March 2007 and subsequently in the beginning of April 2007 decided to classify the wafer fabrication equipment as held-for sale, with a carrying value of approximately $671,000. The company recorded a gain on the sale of the wafer fabrication equipment of approximately $901,000, net of sales tax provision of $148,500 and property tax of $80,000, which was included in the income from operations in the condensed consolidated statements of operations. The agreement also obligates AmpTech to reimburse the Company for certain expenses. In connection with the agreement the parties also entered into a one year Wafer Manufacturing and Supply Agreement which provides for AmpTech to manufacture and supply wafers to the Company utilizing the Company’s wafer production processes and for the Company to purchase such wafers. AmpTech is not currently producing wafers for the company and is expected to start delivering in December of 2007. The Company also entered into a License Agreement whereby the Company licenses to AmpTech certain of the Company’s proprietary process technologies subject to certain restrictions. The License Agreement provides for AmpTech to pay the Company a royalty of 5% of its gross revenue from third parties, up to $750,000, and 3% of gross revenue thereafter for the seven year term. Products for the Company produced using the Company’s proprietary technology will not bear a royalty.

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

Second Quarter 2007 Restructuring Plan

The Q2 2007 Restructuring Plan covers the restructuring expenses primarily towards severance payments associated with the reduction of personnel. All expenses under this plan have been settled during the second and third quarters of 2007.

Third Quarter 2007 Restructuring Plans

During the third quarter of 2007 the Company committed to two restructuring plans: 1) towards transitioning of certain operations to the Philippines and 2) partial abandonment of its lease from its Texas facility.

On August 4, 2007 the Company committed to an offshore program that will result in the transition of the Company’s final test and support operations to the Philippines. The operations are currently located in the Company’s San Jose, California facility. The restructuring plan covers the severance expense.

The Texas lease restructuring plan covers the restructuring expenses for the lease abandonment of unused space in the Company’s Texas facility.

The following table summarizes the historical restructuring accrual activity for the period January 1, 2006 through September 30, 2007 (in thousands):

	Restructuring Plans
	Q3 2001	Q3 2002	Q4 2006	Q2 2007	Q3 2007
	Lease Loss	Lease Loss	Fab Closure	Personnel	Restructure	TOTAL

Balance at January 1, 2006	9,818	8,290	—	—	—	18,108

2006 additional charge (credit)	27	(487)	174	—	—	(286)
Cash payments	(1,291)	(1,314)	—			(2,605)
Balance at December 31, 2006	8,554	6,489	174	—	—	15,217
2007 additional charge (credit)	(926)	314	20	90	324	(178	)(1)
Cash payments	(1,052)	(1,074)	(138)	(90)	—	(2,354)
Balance at September 30, 2007	6,576	5,729	56	—	324	12,685	(2)

(1)          The condensed consolidated statements of operations “restructuring charges” for the three and nine months ended September 30, 2007, includes the following charges (credits) and restructuring charges that were expensed as incurred (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
Restructuring Plans	2007	2006	2007	2006
Q3 2001 Lease Loss	$(465)	$(10)	$(926)	$(10)
Q3 2002 Lease Loss	—	(5)	314	(8)
Q4 2006 Fab Closure	10	—	20	—
Q2 2007 Personnel	(8)	—	90	—
Q3 2007 Restructure	324	—	324	—
	(139)	(15)	(178)	(18)
Expensed as incurred	—	15	676	18
	$(139)	$—	$498	$—

(2)          Of the accrued restructuring charge at September 30, 2007, the Company expects $3.5 million of the lease loss to be paid out over the next twelve months. As such, this amount is recorded as a current liability and the remaining $9.2 million to be paid out over the remaining life of the lease of approximately four years is recorded as a long-term liability.

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

Sales to individual customers representing greater than 10% of Company consolidated sales during at least one of the periods presented are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

Richardson Electronics, Ltd (1)	$4,143	$5,634	$14,003	$16,591
Celestica	1,996	2,288	5,236	6,927

(1)      Richardson Electronics is the worldwide distributor of the Company’s line of RF semiconductor products

Sales to unaffiliated customers by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

United States	$5,640	$5,958	$17,422	$17,591
Export sales from United States:
China	1,676	3,201	6,879	7,795
Thailand	1,335	1,299	3,579	4,208
Europe	499	1,464	2,002	3,683
Republic of Korea	41	263	807	1,740
Other	653	556	2,656	2,477
Total	$9,844	$12,741	$33,345	$37,494

The following is a summary of long-lived assets by geographic area (in thousands):

	September 30,	December 31,
	2007	2006
United States	$4,857	$6,870
Philippines	1,139	311
Other	66	51
	$6,062	$7,232

11.          INCOME TAXES

The Company computes income taxes for interim reporting purposes using estimates of the effective annual income tax rate for the entire fiscal year. This process involves estimating the full-year tax liability and assessing the temporary differences between the book and tax entries. These temporary differences result in deferred tax assets and liabilities, which are recorded on the Company’s Condensed Consolidated Balance Sheet in accordance with SFAS No. 109, Accounting for Income Taxes, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s net deferred tax asset, less offsetting valuation allowance, in a period are recorded through the Income Tax Provision on the Consolidated Statement of Operations.

Based on the available objective evidence and the recent history of losses and forecasted United States taxable income/loss, management concluded that it is more likely than not that the Company’s deferred tax assets would not be fully realizable. Accordingly, the Company had a valuation allowance of $57.8 million and $55.0 million as of September 30, 2007 and December 31, 2006, respectively. Changes in the Company’s valuation allowance of $1.3 million and $2.8 million for the three months and nine months ended September 30, 2007 were recorded through the income tax provision in the Condensed Consolidated Statement of Operations. Offsetting increases to the net deferred tax asset of $1.3 million and $2.8 million for the three and nine months ended September 30, 2007 were also recorded through the income tax provision in the Condensed Consolidated Statement of Operations.

On January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As a result of the implementation of FIN 48, the Company recognized a cumulative adjustment to the liability for unrecognized income tax benefits in the amount of $0.8 million, which was accounted for as a reduction to the January 1, 2007 net deferred tax asset and valuation allowance balances. At the adoption date of January 1, 2007, the Company had $1.2 million of unrecognized tax benefits, $24,000 of which would affect its effective tax rate if recognized. At September 30, 2007, the Company had $1.4 million of unrecognized tax benefits.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48, the amount of any accrued interest or penalties associated with any unrecognized tax positions was insignificant, and the amount of interest and penalties for the three and nine months ended September 30, 2007 was also insignificant.

Uncertain tax positions relate primarily to the determination of the research and experimental tax credit. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, a few states and foreign jurisdictions. As of September 30, 2007, the federal returns for the years ended 2004 through the current period and certain state returns for the years ended 2003 through the current period are still open to examination. However, due to the fact the Company had net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.

12.          CONTINGENCIES

Environmental Remediation

The Company’s current operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination.

The Company has an accrued liability of $54,000 as of September 30, 2007 to offset estimated program oversight, remediation actions and record retention costs.  There were $6,000 expenditures charged against the accrual for the three and nine month periods ended September 30, 2007 and no expenditure was charged during the same period ended October 1, 2006.

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

13.          SUBSEQUENT EVENTS

On October 10, 2007 the Company announced that it has engaged Thomas Weisel Partners as its financial advisor to assist the Company in the evaluation of strategic alternatives to maximize shareholder value. Strategic alternatives could include a merger, sale, acquisition by the Company or no change to its strategies. The Company expects to incur expenses during the process and there can be no assurance that the exploration of strategic alternatives will result in a transaction.

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

During the first quarter of 2007, we ceased internal wafer manufacturing and adopted the fabless semiconductor business model. During the second quarter of 2007, we sold our fab assets to AmpTech, Inc. The fabless semiconductor model is more cost effective than having our own facility due to our limited volumes and the cost of developing and supporting our process technologies. There is a viable commercial wafer foundry market which we have accessed for the production of our wafers and we may enter into limited process development activities with some of these vendors to further optimize the processes and our products. We have manufacturing and supply agreements with Global Communications Semiconductors, Inc. and AmpTech, Inc. to provide our GaAs and InGap HBT wafers.

Building on the fabless business model, in order to further drive future anticipated cost savings, on August 4, 2007 we committed to an offshore program that will result in the transition of our final test and support operations to the Philippines. The operations are currently located in our San Jose, California facility. We incurred certain restructuring costs during the third quarter of 2007 associated with the implementation of this plan of approximately $182,000 as well as approximately $115,000 in dual staffing and start-up costs, and we expect to incur additional costs of $270,000 in the fourth quarter of 2007. The transition is expected to be completed in the first quarter of 2008 and the company anticipates cost savings of approximately $400,000 per quarter beginning in the second quarter of 2008.

During the third quarter of 2007, we implemented a restructuring plan for our Texas facility to cover the lease abandonment of the unused portion of our Texas facility. We have provided $142,000 for this restructuring cost.

We announced on October 10, 2007 that we have engaged Thomas Weisel Partners as our financial advisor to assist us in the evaluation of strategic alternatives to maximize shareholder value. Strategic alternatives could include a merger, sale, acquisition by us or no change to our strategies. We expect to incur expenses during the process and there can be no assurance that the exploration of strategic alternatives will result in a transaction. We do not intend to disclose any developments unless and until a specific transaction has been approved by our Board of Directors.

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

Beginning in September 2003, we entered into a program where the distributor would receive a credit if it sold specific product at a reduced price to specific end-customers pre-authorized by us.  We maintain a log of all such pre-authorized price reductions which we accrue as a reduction to revenue in the period that the pre-authorization occurs per issue 4 of EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  Through the quarter ended April 3, 2005, the pricing allowance was solely offset to revenue.  Since we began recognizing revenue from our distribution channels only when our distributors have sold the product to the end customer, the pricing allowance will offset revenue only when the products with pre-authorized price reductions have shipped to the end-customer otherwise it will offset “Deferred margin on distributor inventory.” As of September 30, 2007 and October 1, 2006, our pricing allowance was $377,000 and $171,000, respectively.

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

Write-down of Excess and Obsolete Inventory

We write down our inventory for estimated obsolete or unmarketable inventory for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Management specifically identifies obsolete products and analyzes historical usage, forecasted production that is generally based on a rolling twelve month demand forecast, current economic trends and historical write-offs when evaluating the valuation of our inventory.  Due to rapidly changing customer forecasts and orders, additional write-downs of excess or obsolete inventory could be required in the future. Alternatively, the sale of previously written down inventory could result from unforeseen increases in customer demand.

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

Restructuring

During fiscal 2002 and 2001, we recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing our business. Such charges were established in accordance with Emerging Issues Task Force Issue 94-3 (“EITF 94-3”) “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” These charges include abandoned leased properties comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and asset impairment charges on tenant improvements deemed no longer realizable. In determining these estimates, we make certain assumptions with regards to our ability to sublease the space and reflect offsetting assumed sublease income in line with our best estimate of current market conditions. Should there be a further significant change in market conditions, the ultimate losses on these could be higher and such amount could be material. Except for changes in the sublease estimates we have made from time to time and an adjustment for property tax due to change in the ownership of our San Jose buildings during the three months ended April 1, 2007, actual results to date have been consistent with our assumptions at the time of the restructuring charges.

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

During the second quarter of 2007 we implemented a restructuring plan to provide for the restructuring expenses, primarily severance payments, associated with the reduction of personnel.

On August 4, 2007, our Board of Directors committed to an offshore program that will result in the transition of our final test and support operations to the Philippines. The operations are currently located in our San Jose, California facility. We expect to incur certain restructuring costs, primarily severance benefits associated with the implementation of this plan as well as dual staffing, retention and start-up costs. The transition is expected to be completed in the first quarter of 2008.

During the third quarter of 2007 we implemented a restructuring plan for our Texas facility to cover the lease abandonment of the unused portion of our Texas facility.

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

CURRENT OPERATIONS

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of net sales, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended
	September 30,		October 1,		Increase (Decrease)
\	2007		2006		in Dollar	in Percent
	(thousands)%		(thousands)%		(thousands)%

Net sales	$9,844	100.0	$12,741	100.0	$(2,897)	(22.7)

Cost of goods sold	5,032	51.1	5,648	44.3	(616)	(10.9)
Gross profit	4,812	48.9	7,093	55.7	(2,281)	(32.2)
Operating expenses:
Research and development	2,907	29.5	4,235	33.2	(1,328)	(31.4)
Selling and administrative	3,543	36.0	4,423	34.7	(880)	(19.9)
Restructuring credits	(139)	(1.4)	—	—	(139)	n/m
Total operating expenses	6,311	64.1	8,658	68.0	(2,347)	(27.1)
Loss from operations	(1,499)	(15.2)	(1,565)	(12.3)	66	(4.2)
Interest income	183	1.9	327	2.6	(144)	(44.0)
Interest expense	(19)	(0.2)	(14)	(0.1)	(5)	35.7
Other income - net	3	0.0	2	0.0	1	50.0
Loss before income taxes	(1,332)	(13.5)	(1,250)	(9.8)	(82)	6.6
Income tax benefit	—	—	(77)	(0.6)	77	(100.0)
Net loss	$(1,332)	(13.5)	$(1,173)	(9.2)	$(159)	13.6

	Nine Months Ended
	September 30,		October 1,		Increase (Decrease)
	2007		2006		in Dollar	in Percent
	(thousands)%		(thousands)%		(thousands)%

Net sales	$33,345	100.0	$37,494	100.0	$(4,149)	(11.1)

Cost of goods sold	17,080	51.2	17,501	46.7	(421)	(2.4)
Gross profit	16,265	48.8	19,993	53.3	(3,728)	(18.6)
Operating expenses:
Research and development	11,809	35.4	14,024	37.4	(2,215)	(15.8)
Selling and administrative	11,720	35.1	13,680	36.5	(1,960)	(14.3)
Restructuring charges	498	1.5	—	—	498	n/m
Gain on the sale of assets held for sale	(901)	(2.7)	—	—	(901)	n/m
Total operating expenses	23,126	69.4	27,704	73.9	(4,578)	(16.5)
Loss from operations	(6,861)	(20.6)	(7,711)	(20.6)	850	(11.0)
Interest income	642	1.9	914	2.4	(272)	(29.8)
Interest expense	(55)	(0.2)	(60)	(0.2)	5	(8.3)
Other income - net	124	0.4	6	0.0	118	n/m
Loss before income taxes	(6,150)	(18.4)	(6,851)	(18.3)	701	(10.2)
Income tax benefit	—	—	(1,366)	(3.6)	1,366	(100.0)
Net loss	$(6,150)	(18.4)	$(5,485)	(14.6)	$(665)	12.1

“n/m” means not meaningful

Sales

We recognized sales of $9.8 million and $33.3 million for the three months and nine months ended September 30, 2007, respectively. This compares to sales of $12.7 million and $37.5 million in the respective periods in 2006. Sales decreased 23% and 11% in the three month and nine month periods compared to the prior year. The decrease in the three month period resulted from several operational issues and lower customer demand for our semiconductor products which were partially offset by stronger demand the for our RFID products. The most significant operational issue was a shortage of qualified lead frames late in the quarter due to the rejection of several deliveries for quality issues by our assembly vendor. Also contributing to the lower third quarter sales level was our decision late in the second quarter of 2007 to limit shipments to a customer that had failed to qualify our lower cost parts. The new parts were not qualified during the third quarter, which resulted in minimal sales for these parts to the customer during the third quarter. For our semiconductor products, we experienced an 11% increase and 6% decrease in the weighted average selling price compared to the three and nine month periods of 2006. The increase in the weighted average selling price during the three month period was primarily due to higher average selling prices in our amplifier product family offset by an slightly unfavorable mix resulting in a net 11% increase. The decrease in the weighted average selling price during the nine month period resulted from a decline in prices of approximately 8% offset by a favorable mix resulting in a net 6% decrease. Units shipped during the three and nine month periods were 4.2 million and 16.9 million compared to 7.0 million and 19.7 million in the prior year.

Significant orders for our products related to the TD-SCDMA build-out in China are currently expected to materialize in 2008. We anticipate that the use of our products in the build out would have a positive impact on our total sales and financial results next year.

Cost of Goods Sold

Our cost of goods sold was $5.0 million and $17.1 million for the three months and nine months ended September 30, 2007, respectively. This compares to $5.6 million and $17.5 million in the respective 2006 periods. The cost of goods sold was 51% of sales in the three and nine month periods of 2007 which was an increase from 44% and 47% of sales in the respective 2006 periods. The increase in cost of goods sold as a percentage of sales in the three month period compared to 2006 was due to a mix shift to lower margin RFID products and increased inventory reserves that were partially offset by lower manufacturing overhead spending both in terms of dollars and as a percentage of sales. Inventory reserves increased due to reserves for excess material as a result of the lower than expected shipments in the third quarter and reduced outlook for fourth quarter shipments based on lower customer demand. Manufacturing overhead decreased due to the closure of our wafer fabrication facility in the first quarter of 2007. For the nine month period, the increase in cost of goods sold as a percentage of sales compared to 2006 was higher primarily due to a mix shift to lower margin mixer and RFID products partially offset by lower inventory reserves and although net overhead spending in dollar terms was lower, it was higher as a percentage of sales due to the lower sales level.

With our transition to a fabless semiconductor manufacturing model and as our anticipated cost saving initiatives are realized, we expect cost of goods sold will decrease as a percentage of sales in future years depending on the overall level of sales that we are able to achieve.

Research and Development

Our research and development expense was $2.9 million and $11.8 million for the three and nine months ended September 30, 2007. This compares to research and development expenses of $4.2 million and $14.0 million in the respective 2006 periods. The decrease in 2007 expense was related to reduced spending resulting from the closure of our internal wafer fabrication facility which lowered our process development and new product costs during the three and nine month period ending September 30, 2007 as we used lower cost third-party support.

Product research and development is essential to our future success and we expect to continue making investments in new product development and engineering talent. In 2007, we will continue to focus our research efforts and resources on semiconductor development targeting multiple growth markets such as RF amplifiers, mixers and converters for wireless infrastructure, Base Station Power amplifiers, WiMAX and RFID. We will also explore process capabilities of third party foundries and develop products under new process technologies such as SiGe and BiCMOS. We expect expenditures for new product development to increase although we expect a decrease in overall R&D expense during 2007 as a result of significantly reducing process development costs with our fabless semiconductor manufacturing model.

Selling and Administrative

Selling and administrative expense was $3.5 million and $11.7 million for the three and nine month periods ended September 30, 2007. This compares to $4.4 million and $13.7 million in the respective 2006 periods. The decrease in spending for the three month ended September 30, 2007 compared to the 2006 period is due to lower severance, commissions and bonus accruals which were offset by higher professional fees and stock compensation charges. The decrease in spending for the nine months ended September 30, 2007 compared to the 2006 period is due to lower severance, commissions, bonus accruals, professional fees, advertising expenses and the absence of the intangible asset write-off related to the Telenexus trade name in the first quarter of 2006 which were offset by higher stock compensation charges and payroll expenses.

Restructuring Charges

On October 30, 2006, we committed to a restructuring plan to close and exit our Milpitas fabrication facility (“fab”) during the first quarter of 2007. We completed the closure of the Milpitas fab at the end of March 2007. The Milpitas fab produced a substantial portion of our gallium arsenide semiconductor products and had substantial excess capacity.

On May 23, 2007 we entered into an Asset Purchase Agreement with AmpTech to sell certain wafer fabrication equipment from our recently closed Milpitas fabrication facility. The consideration received by us consisted of cash in the amount of $1.8 million and a warrant to purchase 200,000 shares of AmpTech common stock. The fair value of the warrant was $1,400 and was not recorded as an asset due to uncertainty of realization in the future. We recorded a gain on the sale of the wafer fabrication equipment of approximately $901,000, net of sales tax provision of $148,500 and property tax of $80,000, which was included in the income from operations in the condensed consolidated statements of operations. The agreement also obligates AmpTech to reimburse us for certain expenses. In connection with the agreement the parties also entered into a one year Wafer Manufacturing and Supply Agreement which provides for AmpTech to manufacture and supply wafers to us utilizing our wafer production processes and for us to purchase such wafers. AmpTech is not currently producing wafers for us and is expected to start delivering in December of 2007. We also entered into a License Agreement whereby we license to AmpTech certain of our proprietary process technologies subject to certain restrictions. The License Agreement provides for AmpTech to pay us a royalty of 5% of its gross revenue from third parties, up to $750,000, and 3% of gross revenue thereafter for the seven year term. Products produced for us using our proprietary technology will not bear royalty.

We have strategic foundry relationships with Global Communication Semiconductors, Inc. (“GCS”) and AmpTech, Inc., and with the closure of our Milpitas fab GCS is currently the sole source of the manufacturing and supply of our GaAs and InGaP HBT wafers and AmpTech will provide an additional source after AmpTech starts its wafer fabrication line. The foundry agreements with AmpTech and GCS provide us with two qualified foundries.

On August 4, 2007, we committed to an offshore program that will result in the transition of our final test and support operations to the Philippines. The operations are currently located in our San Jose, California facility. We incurred certain restructuring costs during the third quarter of 2007 associated with the implementation of this plan of approximately $182,000 as well as approximately $115,000 in dual staffing and start-up costs, and we expect to incur additional cost of $270,000 in the fourth quarter of 2007. The transition is expected to be completed in the first quarter of 2008 and we anticipate cost savings of approximately $400,000 per quarter beginning in the second quarter of 2008.

During the third quarter of 2007 we implemented a restructuring plan for our Texas facility to cover the lease abandonment of the unused portion of our Texas facility. We have provided $142,000 for this restructuring cost.

The restructuring expense for the three and nine month period ended September 30, 2007, was a credit of $139,000 and an expense of $498,000, respectively which consisted of charges of $10,000 and $696,000 for the three and nine months respectively, for the Q4 2006 restructuring plan for professional services, lease termination costs and other expenses towards closure of our Milpitas fab, charges of $182,000 for the three and nine months for the Q3 2007 Philippines Offshore Restructuring Plan for severance, $142,000 for the three and nine months for the Q3 2007 Texas Restructuring Plan for partial lease abandonment at our Texas facility, a credit of $8,000 for three months ended September 30, 2007and charges of $90,000 for nine months ended September 30, 2007 for the Q2 2007 restructuring plan primarily for partial reversal of severance accrual and severance payments and a credit of $465,000 and $612,000 for the three and nine month period ended September 30, 2007, respectively, for the Q3 2001 and Q3 2002 restructuring plans towards adjustment of an estimate based on a new sublease against the lease loss.

Interest Income, net

Interest income represents interest earned on cash equivalents and short-term available-for-sale investments. Our net interest income in the three months ended September 30, 2007 was $183,000, a decrease of $144,000 or 44% as compared with net interest income of $327,000 in the three months ended October 1, 2006. Our net interest income in the nine months ended September 30, 2007 was $642,000, a decrease of $272,000 or 30% as compared with net interest income of $914,000 in the nine months ended October 1, 2006. The lower level of interest income was primarily related to the lower level of investible assets.

Other Income, net

Other income in the nine months ended September 30, 2007 primarily consisted of the settlement of an insurance claim for a theft loss of approximately $118,000.

Income Tax

No tax provision or benefit was recorded in the three and nine months ended September 30, 2007. Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the losses without tax benefit as the Company has recorded a full valuation allowance. During the nine months ended October 1, 2006, we recorded a tax benefit of $1.4 million resulting from a revision of our estimated tax liability based on the statute expiration of certain estimated state tax exposures. Our effective tax rate for the remainder of the current fiscal year is not expected to change significantly.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at September 30, 2007 totaled $13.2 million, a decrease of $12.2 million or 48% compared to the balance of $25.4 million at December 31, 2006.

On January 23, 2007, the Company entered into a fifth amendment to extend the maturity date from January 21, 2007 to June 30, 2008 to its Amended and Restated Loan and Security Agreement (the “Revolving Credit Facility”) between Comerica Bank and the Company dated September 23, 2003. Comerica also provided the Company with a letter agreement, starting on January 22, 2007, that the Company had a 30-day grace period until the credit facility automatically expired during which period the credit facility remained in full force without lapse or termination. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 2.0% or Prime less 0.25%. The Revolving Facility requires us to maintain certain financial ratios, (such as a minimum unrestricted cash balance and a minimum tangible net worth), and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission.  The Revolving Facility is secured by substantially all of our assets. We were in compliance with the covenants as of September 30, 2007. As of September 30, 2007, the borrowings available to the Company under the Revolving Facility was $10 million. As of September 30, 2007 and December 31, 2006, there were no outstanding borrowings under the Revolving Facility. We have letters of credit of $3.7 million available as of September 30, 2007 that are being used as collateral on our leased facilities and workers compensation obligations.

Net Cash Used in Operating Activities

Net cash used in operations was $12.0 million and $3.5 million in the nine months ended September 30, 2007 and October 1, 2006, respectively. Net loss in the nine months ended September 30, 2007 and October 1, 2006 was $6.1 million and $5.5 million, respectively.

The most significant cash item impacting the difference between net loss and cash flows used in operations in the nine months ended September 30, 2007 was $10.6 million used by working capital. The $10.6 million used by working capital relates to a $2.4 million decrease in restructuring liabilities, a $1.6 million increase in inventories and a $3.3 million increase in receivables partially offset by $901,000 gain on disposal of property, plant and equipment. The $2.4 million decrease in restructuring liabilities relates to payments against the remaining lease loss accrual and severance payments.  The $1.6 million increase in inventories resulted from a strategic inventory build associated with the closure of the wafer fab and lower demand by our distributors. The $3.3 million increase in receivables relates to increased level of shipments timing at the end of our quarter. Non-cash items included in net loss in the nine months ended September 30, 2007 were primarily $2.5 million of depreciation and amortization and $3.1 million of stock based compensation expense.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $4.1 million and $2.6 million in the nine months ended September 30, 2007 and October 1, 2006, respectively.  In the nine months ended September 30, 2007, we realized $14.2 million in proceeds from the sale and maturities of our short-term investments and $1.6 million in proceeds from the sale of our equipment to AmpTech and disposal of fixed assets which was partially offset by $9.8 million used to purchase short-term investments and $2.0 million to invest in property, plant and equipment.  In the nine months ended October 1, 2006, we realized $23.0 million in proceeds from the sale and maturities of our short-term investments which was partially offset by $19.4 million used to purchase short-term investments and $1.3 million to invest in property, plant and equipment. During 2007, we expect to invest approximately $2.4 million in capital expenditures of which $2.1 million was purchased in the first nine months. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so throughout 2007.

In conjunction with our acquisitions, we may be required to pay additional consideration related to the achievement of specific revenue and gross margin targets. With respect to EiC, we determined that the revenue and gross margin targets that had to be achieved by March 31, 2005 and 2006, respectively, were not achieved. We communicated our conclusion to EiC and they notified us that they disagree with our conclusions. We believe EiC’s assertions are without merit. Should we be required to pay the additional consideration, it may be up to $14.0 million of which 10% would be in cash and 90% in shares. With respect to Telenexus, we determined that the revenue targets that had to be achieved by October 28, 2006 were not achieved and we communicated our conclusion to the selling shareholders. The Telenexus selling shareholders had thirty days to review and possibly contest our calculation. The Telenexus selling shareholders did not so notify us during the thirty day period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $68,000 and $1.5 million for the nine months ended September 30, 2007 and October 1, 2006, respectively.  In the nine months ended September 30, 2007, we received net proceeds of $599,000 from the sale of our common stock to employees through our option plans which was partially offset by $480,000 used to repurchase our common stock from employees to cover the income tax withholdings and $32,000 of financing costs associated with our revolving credit facility. In the nine months ended October 1, 2006, we received net proceeds of $1.6 million from the sale of our common stock to employees through our employee stock purchase and option plans and paid  $32,000 for financing costs associated with our revolving credit facility.

Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments together with available borrowings under our line of credit will be sufficient to meet our liquidity and capital spending requirements for at least the next twelve months. Thereafter, we will utilize our cash, cash flows and borrowings to the extent available and, if desirable or necessary, we may seek to raise additional capital through the sale of debt or equity. There can be no assurances, however, that future borrowings, equity or debt financings, and capital resources will be available on favorable terms or at all and such financing could be dilutive in ownership, preferences, rights or privileges to our existing stockholders. Our cash flows are highly dependent on demand for our products, timing of orders and shipments with key customers and our ability to manage our working capital, especially inventory and accounts receivable, as well as controlling our production and operating costs in line with our revenue.

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

On May 23, 2007, we entered into a one year wafer manufacturing and supply agreement with AmpTech which provides for AmpTech to manufacture and supply wafers to us utilizing our wafer production processes and for us to purchase such wafers. During the initial term of the agreement, we are required to provide AmpTech with orders for a minimum quantity of wafers periodically, beginning after AmpTech is able to consistently deliver wafers. AmpTech is expected to start delivering wafers in early December of 2007 and thereafter we estimate our obligation to purchase wafers during the agreement term to be approximately $1.1 million.

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

		Weighted
	Expected Maturity	Average Interest
Expected Maturity Dates	Amounts	Rate
	(in thousands)
Cash equivalents:
2007	$9,222	4.50%
Short-term investments:
2007	3,992	5.19%
Fair value at September 30, 2007	$13,214

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

During the preparation of our financial statements for the quarterly period ended October 1, 2006, we determined that we had not properly accrued cash bonuses earned under employment agreements, including executive officers. As a result, management concluded, after discussions with the Audit Committee of the Company’s Board of Directors, that we should restate our previously filed financial statements for the quarterly periods ended April 2, 2006 and October 1, 2006 in order to correct these errors. As a result of our determination that the errors should be corrected and that previously filed financial statements should be restated, management concluded that there was a material weakness in our internal control over financial reporting. We have remediated the material weakness described above.

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

We are exploring strategic alternatives and the process could negatively impact our operating results, our stock price and our business.

We announced on October 10, 2007 that we have engaged Thomas Weisel Partners as our financial advisor to assist us in the evaluation of strategic alternatives. We are uncertain as to what impact the evaluation process itself or any particular strategic alternative will have on our operating results, our stock price and our business if accomplished or whether any transaction will even occur as a result of exploring strategic alternatives. Other uncertainties and risks relating to exploring strategic alternatives we face are:

•           it may disrupt our operations, affect morale, distract management and result in the loss of employees, vendors or customers, which could  negatively impact our operating results and harm our business;

•           we expect to incur expenses during the process and the process may be more time consuming and expensive than we currently anticipate; and

•           we may not be able to identify any strategic alternatives that are worth pursuing or otherwise consummate any strategic alternatives that we do pursue.

We have a history of losses, we may incur future losses, and if we are unable to achieve profitability our business will suffer and our stock price may decline.

We have not recorded operating income since 1999 and we may not be able to achieve revenue or earnings growth or obtain sufficient revenue to sustain profitability. In the nine months ended September 30, 2007 our sales were $33.3 million and we incurred an operating loss of $6.8 million compared to sales of $37.5 million and an operating loss of $7.7 million for the nine months ended October 1, 2006.  In addition, our sales for 2006 were $48.8 million and we incurred an operating loss of $10.8 million compared to sales of $31.6 million and an operating loss of $22.1 million for 2005.  Our accumulated deficit was $189.6 million at September 30, 2007.

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

Richardson Electronics, Ltd is the sole worldwide distributor of our complete line of RF semiconductor products. Richardson Electronics, Ltd is our largest semiconductor customer, and our sales to Richardson Electronics represent 42% and 44% of our total sales for the nine months ended September 30, 2007 and October 1, 2006, respectively.  We cannot assure you that this exclusive relationship will improve sales of our semiconductor products or that it is the most effective method of distribution.  If Richardson Electronics fails to successfully market and sell our products, our semiconductor sales could materially decline. Our agreement with this distributor does not require it to purchase our products and may be terminated at any time. If this distribution relationship is discontinued, our RF semiconductor sales could decline significantly.

We depend upon a small number of customers that account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a reduction of sales.

We depend on a small number of customers for a majority of our sales. We had two customers, Richardson Electronics and Celestica, who accounted for more than 10% of our sales and in aggregate accounted for 58% of our sales for the nine months ended September 30, 2007 and 62% of our sales for the nine months ended October 1, 2006.  Sales to Richardson Electronics accounted for 42% and 44% of our sales for the nine months ended September 30, 2007 and October 1, 2006, respectively.  Sales to Celestica accounted for 16% and 18% of our sales for the nine months ended September 30, 2007 and October 1, 2006, respectively. This concentration exposes us to significant risk if either customer was to reduce their level of business with us.

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

We use rolling forecasts based on anticipated product orders to determine our component requirements. It is important that we accurately predict both the demand for our products and the lead times required to obtain the necessary products and/or components and materials. Lead times for components and materials that we, or our outsourced manufacturers, order can vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. To the extent that we rely on outsourced manufacturers, many of these factors will be outside of our direct managerial control. For substantial increases in production levels, our outsourced manufacturers and some suppliers may need nine months or more lead time. As a result, we may be required to make financial commitments in the form of purchase commitments. We lack visibility into the finished goods inventories of our customers and the end-users. This lack of visibility impacts our ability to accurately forecast our requirements. If we overestimate our component, material and outsourced manufactured requirements, we may have excess inventory, which would increase our costs. An additional risk for potential excess inventory results from our volume purchase commitments with certain material suppliers, which can only be reduced in certain circumstances. Additionally, if we underestimate our component, material, and outsourced manufactured requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our sales and profitability. We have incurred, and may in the future incur, charges related to excess and obsolete inventory. These charges amounted to $747,000 and $1.3 million in the nine month periods ended September 30, 2007 and October 1, 2006, respectively. While these charges may be partially offset by subsequent sales of previously written-down inventory, there can be no assurance that any such sales will be significant. As we broaden our product lines we must outsource the manufacturing of or purchase a wider variety of components. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility of customer acceptance and potential competition. Both of these factors will contribute to a higher level of inventory risk in our near future.

There are inherent risks associated with sales to our foreign customers.

We sell a significant portion of our product to customers outside of the United States. Sales to customers outside of the United States accounted for 48% and 53% of our sales in the nine month periods ended September 30, 2007 and October 1, 2006, respectively and 52%, 44% and 35% of our sales in 2006, 2005 and 2004, respectively. Most of our foreign sales are to customers located in China. We expect that sales to customers outside of the United States will continue to account for a significant portion of our sales. Although all of our foreign sales are denominated in U.S. dollars, such sales are subject to certain risks, including, among others, changes in regulatory requirements, the imposition of tariffs and other trade barriers, the existence of political, legal and economic instability in foreign markets, language and cultural barriers, seasonal reductions in business activities, our ability to receive timely payment and collect our accounts receivable, currency fluctuations, and potentially adverse tax consequences, which could adversely affect our business and financial results.

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

We may not achieve the anticipated benefits of our offshore program to transition our final test and support operations to Philippines and offshore operations are also subject to certain inherent risks

We are implementing an offshore program that will result in the transition of our final test and support operations to the Philippines from our current location in San Jose, California. Since we expect the transition to result in future cost savings, if there are significant unexpected delays, difficulties, disruptions, cost or employee issues associated with the transition we may be unable to achieve the anticipated benefits in full or in part. Offshore operations are also subject to certain inherent risks and once the transition is complete we could be exposed to risks which include labor shortages and disputes, difficulties in managing effectively from the U.S., political and economic instability, change in governmental regulations, restriction on foreign ownership and control, currency and exchange rate fluctuations, lack of proprietary protection and other risks which could harm our business and negatively impact our operating results.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on July 19, 2007 our stockholders:

(a)          Elected each of the following nine nominees as directors, each to serve until the next annual meeting of stockholders and to hold office until their successors are duly elected and qualified. The vote for each director was as follows:

Nominee	For	Withheld
W. Dexter Paine, III	54,699,786	7,592,122
Bruce W. Diamond	61,806,814	485,094
Patrice M. Daniels	61,894,306	397,602
Michael E. Holmstrom	61,897,306	394,602
Catherine P. Lego	61,896,306	395,602
Jack G. Levin	61,969,541	322,367
Liane J. Pelletier	61,178,462	1,113,446
Robert Whelton	61,977,191	314,717
Angelos J. Dassios	61,969,541	322,367

(b)         Approved an amendment to the Company’s 2000 Amended and Restated 2000 Non-Employee Director Stock Compensation Plan by the votes indicated:

For	Against	Abstain	Broker non-vote
48,866,711	2,650,351	16,476	10,758,370

(c)          Approved an amendment to the Company’s Amended and Restated 2000 Stock Incentive Plan by the votes indicated:

For	Against	Abstain	Broker non-vote
42,716,792	8,763,796	52,950	10,758,370

(d)         Ratified the appointment of Deloitte & Touche, LLP as the Company’s independent registered public accounting firm for the fiscal year 2007 by the votes indicated:

For	Against	Abstain	Broker non-vote
62,143,881	126,863	21,164	-0-

Item 6.  EXHIBITS

The exhibits listed on the following index to exhibits are filed as part of this Form 10-Q.

Exhibit
Number	Exhibit Description
10.1	First Amendment to Amended and Restated 2000 Stock Incentive Plan, dated July 19, 2007.

10.2	Second Amendment to Amended and Restated 2000 Non-Employee Director Stock Incentive Plan, dated July 19, 2007.

31.1	Certification of Bruce W. Diamond, Chief Executive Officer (principal executive officer), pursuant to Rule 13a-14/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of R. Gregory Miller, Chief Financial Officer (principal financial officer), pursuant to Rule 13a-14/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Bruce W. Diamond, Principal Executive Officer, Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of R. Gregory Miller, Principal Financial Officer, Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

WJ COMMUNICATIONS, INC.
(Registrant)

Date	November 13, 2007	By:	/s/ BRUCE W. DIAMOND
Bruce W. Diamond
President and Chief Executive Officer
(principal executive officer)

Date	November 13, 2007	By:	/s/ R. GREGORY MILLER
R. Gregory Miller
Vice President and Chief Financial Officer
(principal financial officer)