Form 10-K
period 2007-12-31
WJ COMMUNICATIONS INC
filed 2008-03-28
CIK 105006

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of July 1, 2007, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $60,986,226 (based upon the $1.75 closing price of the common stock as reported by the NASDAQ Global Market on June 29, 2007). Shares of the registrant's common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

          As of March 21, 2008 there were 68,916,945 shares outstanding of the registrant's common stock, $0.01 par value.

          DOCUMENTS INCORPORATED BY REFERENCE: The information required by Items 10, 11, 12, 13 and 14 of Part III of this Report is incorporated by reference to the registrant's Form 10-K/A which will be filed no later than 120 days after the registrant's fiscal year ended December 31, 2007.

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, the shareholders' annual report, press releases and certain information provided periodically in writing or orally by the Company's officers, directors or agents contain certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as "may," "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecasted in the forward-looking statements. In addition, the forward-looking events discussed in this annual report might not occur. These risks and uncertainties include, among others, those described in the section of this report entitled "Risk Factors." Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission. We assume no obligation to update or revise the forward-looking statements or risks and uncertainties to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

WJ COMMUNICATIONS, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
TABLE OF CONTENTS

PART I

Item 1.    BUSINESS

Overview

        We are a radio frequency ("RF") semiconductor company providing RF product solutions worldwide to communications equipment companies. We design, develop and produce innovative, high performance products for both current and next generation wireless and RF identification ("RFID") systems. Our RF product solutions are comprised of advanced, highly functional RF semiconductors and components which address the radio frequency challenges of these various systems. We currently generate the majority of our revenue from our products utilized in wireless networks. Revenue from our products used in RF identification systems represents a less significant portion of our current revenue however we believe they represent one of our future growth opportunities. The RF challenge is to create product designs that function within the unique parameters of different network architectures. Our solution is comprised of design expertise, advanced device technology and the manufacturability of our solution. Our communications products are used by telecommunication equipment manufacturers supporting and facilitating mobile communications, enhanced voice services, data and image transport. Our objective is to be a leading supplier of innovative RF semiconductors products.

        During the first quarter of 2007, we ceased internal wafer manufacturing and adopted the fabless semiconductor business model. During the second quarter of 2007, we sold our fab assets to AmpTech, Inc. The fabless semiconductor model is more cost effective than having our own facility due to our limited volumes and the cost of developing and supporting our process technologies. There is a viable commercial wafer foundry market which we have accessed for the production of our wafers and we may enter into limited process development activities with some of these vendors to further optimize the processes and our products. We have manufacturing and supply agreements with Global Communications Semiconductors, Inc. (GCS) and AmpTech, Inc. to provide our GaAs and InGaP HBT wafers.

        Building on the fabless business model, in order to further drive anticipated future cost savings, on August 4, 2007 we committed to an offshore program that will result in the transition of our final test and support operations to the Philippines. The operations are currently located in our San Jose, California facility. We incurred certain restructuring costs during 2007 associated with the implementation of this plan of approximately $150,000 as well as approximately $380,000 in dual staffing and start-up costs in 2007. The transition is expected to be completed in the first quarter of 2008 and we anticipate cost savings of approximately $400,000 per quarter beginning in the second quarter of 2008.

        During the third quarter of 2007, we implemented a restructuring plan for our Texas facility to cover the lease abandonment of the unused portion of our Texas facility and accrued $142,000 for this restructuring cost. During the fourth quarter of 2007, we reached an early lease termination agreement with the landlord and turned the facility over to the landlord late in December which completed this restructuring program. Total costs associated with this program were restructuring costs of $142,000 and operating costs of $7,000.

        We announced on October 10, 2007 that we had engaged Thomas Weisel Partners as our financial advisor to assist us in the evaluation of strategic alternatives to maximize shareholder value. We entered into a definitive merger agreement dated March 9, 2008 with TriQuint Semiconductor, Inc. to be purchased for $1.00 per share. The closing of the merger is subject to customary closing conditions including approval by our stockholders.

        In 2004 and 2005 we augmented our technology base and design capabilities with two acquisitions. On January 28, 2005 we completed our acquisition of Telenexus, Inc. ("Telenexus"). We believe the addition of Telenexus' RFID products and technology have enhanced our RFID reader offerings enabling us to further capitalize on the market opportunity. On June 18, 2004, we completed our acquisition of the wireless infrastructure business and associated assets from EiC Corporation, a California corporation and EiC Enterprises Limited (together "EiC"). We believe that the addition of EiC's technical expertise further enhances WJ's strategy of offering customers what we believe to be industry leading products for the wireless infrastructure market.

        WJ Communications, Inc. (formerly Watkins Johnson Company, "we", "us", "our" or the "Company") was formed after a recapitalization merger with Fox Paine on January 31, 2000. We were originally incorporated in California and reincorporated in Delaware in August 2000.

        Our principal executive offices are located at 401 River Oaks Parkway, San Jose, California 95134, and our telephone number at that location is (408) 577-6200. Our Internet address is www.wj.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or SEC, filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The information contained on our website is not intended to be part of this report. Our common stock is listed on the NASDAQ Global Market and traded under the symbol "WJCI".

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

  •
  Potential broad deployment of RFID technology.  RFID offers the potential for increased sales, improved productivity and operational cost savings because it enables real-time information of unique product data than can be delivered by conventional technology, such as real time inventory levels, product type, date of manufacture, serial number and expiration date. The technology has been successfully used or is in various stages of deployment. We are targeting the ultra high frequency ("UHF") mobile reader segment of this market.

Network Infrastructure

        Consumers and businesses are continually seeking improved connectivity, mobility, functionality, reliability and bandwidth from voice and data networks. Increased deployment and use of wireless communications systems and the rise of wireless Internet applications have also placed additional demand on network infrastructure.

        Wireless communications providers continue to make investments in network infrastructure to expand capacity and offer a broader range of services to support the changing needs of end users while reducing their operating costs. In addition, wireless network operators and service providers have announced their plans for deployment and are deploying their next generation wireless services and networks, referred to in the industry as 2.5G and 3G networks. Sprint and Clearwire have also announced their commitment to a future deployment of another next generation 4G network technology utilizing WiMax (Worldwide Interoperability for Microwave Access) technology and there are a number of WiMax network trials being conducted on a worldwide basis. These networks will offer subscribers increased speeds, additional application capabilities, and broader compatible coverage across geographies. To meet these objectives, network operators are building new and upgrading existing mobile networks to offer greater network capacity and speed to deliver voice and data services. These next generation wireless networks require new equipment based on more advanced RF semiconductor technology.

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

        RF components are generally technically sensitive devices that demand circuit design expertise and sophisticated process technology. RF components are tightly coupled to a process technology to achieve their performance. Although there are multiple RF process technologies available to a designer, either through foundries or the suppliers' internal wafer fabrication facilities, the complexity of adopting a new technology to the end component performance has resulted in companies focusing their efforts in selected product areas which has allowed multiple suppliers to target different segments of the markets.

Radio Frequency Identification (RFID)

        Radio frequency identification, or RFID, is a generic term for technologies that use radio waves to automatically identify individual items. In general, the system consists of an RFID tag, which contains the identification of the item tagged, and an RFID reader, which sends out a radio signal to read the information contained on the tag. The RFID tag is made up of a microchip with an antenna, and it can be either passive or active. Passive RFID tags contain no internal power source such as a battery. To read a passive RFID tag, the reader sends out electromagnetic waves. Passive RFID tags draw power from these electromagnetic waves and use it to power the microchip's circuits. The microchip modulates the waves that the tag reflects back to the reader and the reader converts the returned waves into digital data. The digital data is then passed on to a host computer that can make use of the data. Active RFID tags operate more or less in the same manner except that the tags have a battery; this internal power supply in the tag allows for active response to the reader as well as active data manipulation on the tag.

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

        Going forward, the supply chain will begin to drive the RFID market. For example, Wal-Mart Stores Inc. (NYSE: WMT) and the United States Department of Defense mandate for their respective suppliers to deliver product RFID tagged at the case and pallet level is expected to help spur the industry to move beyond experimentation to implementation. The next level in the supply chain will be item level tagging leading to the need for a high volume of shelf readers so that real time inventory tracking and shrinkage reduction can be put into place. In our view, the natural evolution for RFID will be into cell phones and other portable devices for point of sale applications.

The RF Challenge

        Radio frequency ("RF") semiconductor technology presents different engineering challenges than standard semiconductor design. In general, digital semiconductors are created from standard semiconductor circuit designs that have predictable performance. This permits an automated design process. Each RF component, however, has distinctly different characteristics that influence overall system performance in complex ways. Instead of having stable inputs and outputs, the RF circuit characteristics can drift based on process variations, temperature, power supply and other variables. As a result, performance characteristics are unique for each device, and the RF engineer must evaluate and develop new designs on a continuous basis for each system performance level and frequency. In addition to being skilled in semiconductor circuit design, the RF circuit designer must have a thorough understanding of signal processing principles, must understand the totality of the system for which the device is intended and must be able to create designs that function within the unique parameters of different wireless system architectures.

        The knowledge and skills required to design and produce RF semiconductors, components and integrated modules are unique and can take many years to develop. Manufacturers seek companies with the technical skills and engineering resources to design, produce and integrate RF semiconductors and the other advanced products required by current and future generations of wireless communications equipment.

The WJ Communications Solution

        With the ability to design and produce RF semiconductors, components, integrated RF modules and interface these assemblies with other network elements, we enable both current and next generation wireless networks and RFID systems worldwide. Our core technology lies within our advanced RF semiconductor designs.

        Our RF expertise covers a broad range of frequencies used in advanced communications networks today. Our capabilities are comprised of the following key elements:

  •
  RF Design Expertise.  We have been designing RF and microwave products for 50 years and have developed significant RF design expertise. Our team of highly qualified and talented engineering and technical employees is capable of applying this expertise to a variety of RF products. These products are optimized to achieve high performance with minimum cost.

  •
  Advanced Device Technology.  We have substantial expertise in designing and manufacturing highly linear semiconductor products that amplify and transform signals with minimal distortion and interference.

  •
  Manufacturability.  Our ability to rapidly convert new technologies and designs into completed RF semiconductors, integrated modules and highly functional components results from our design, advanced device technology and our manufacturing engineering expertise.

Business Strategy

        Our objective is to be a leading supplier of innovative RF semiconductor products. To meet this goal, we intend to:

  •
  Leverage Our Technology Leadership and Our Design and Integration Expertise to Grow with Growing Markets.  We intend to target multiple growth markets such as power amplifiers, WiMAX and RFID to expand our addressable market opportunities. We believe that as data throughput requirements expand in wireless networks, the ability to meet the RF requirements becomes increasingly important and the market for RF products will grow accordingly. We intend to apply our RF design expertise to develop additional leading-edge products in each of the rapidly growing areas of the communications markets, focusing on the markets for RF semiconductors, modules and components. Due to the commonality of RF requirements in RFID and wireless communications networks, we have the flexibility to allocate our design and engineering resources to any of these markets and intend to use this flexibility to take advantage of market opportunities as they arise.

  •
  Maintain and Develop Strong Collaborative Customer Relationships with Industry Leaders.  We believe our reputation for product quality, technical performance, customer responsiveness, on-time delivery and cost competitiveness will help us to maintain and develop a loyal customer base. We collaborate with many of our customers to design and develop new products for them as they develop new products. We plan to maintain our current, and develop new, customer relationships with industry leaders within the wireless communications and RFID markets.

  •
  Acquire and Develop New Technologies.  We intend to continue to augment our existing technology base and design capabilities by acquiring complementary technologies, design capabilities, manufacturing processes and product offerings for advanced RF solutions. In addition, we intend to continue to focus our research and development efforts on emerging communications and RF technologies.

Products and Technology

        We are committed to being a leader and innovator of RF products and believe that we are positioned to provide a broad portfolio of RF technology products. Our RF products are comprised primarily of semiconductors including amplifiers, mixers, RF integrated circuits, transistors, chipsets and multi-chip modules ("MCMs"), and RFID mobile readers and reader modules. Our MCMs integrate multiple RF semiconductors, process technologies and functions in a single package allowing us to significantly reduce cost, power consumption and circuit board space. Our ability to design our semiconductors in multiple process technologies enables us to address a variety of end-markets and applications.

Semiconductor Products and Process Technologies

        Our semiconductor products include a broad array of high performance semiconductors that we produce primarily for sale into the wireless infrastructure and RFID reader markets.

        Our semiconductor products are comprised primarily of amplifiers, mixers, multi-chip modules and transistors. Amplifiers and transistors increase the level of signals while mixers translate a signal from one frequency to another. The strength of our semiconductor technology lies in our ability to design and in the case of our gallium arsenide ("GaAs") semiconductor products, produce highly linear products. High linearity is one of the most critical performance parameters for wireless networks and represents a semiconductors' ability to amplify and transform signals with minimal distortion and interference.

        We have expertise in designing and manufacturing RF components in multiple process technologies. We use the following mature processes to support our current product portfolio. These technologies are also used actively in new product design and will be for the next four to five years.

  •
  Gallium arsenide metal semiconductor field effect transistor (GaAs MESFET)

  •
  Gallium arsenide heterostructure field effect transistor (GaAs HFET)

  •
  Indium gallium phosphide heterojunction bipolar transistor (InGaP HBT)

        During 2007, we qualified and introduced into production the 28 Volt version of our 12 Volt InGaP HBT process. This new process technology supports our new and expanding line of higher-powered amplifier products that operate at higher supply voltages.

        In addition to the processes listed above, we design products using the following processes:

  •
  Silicon On Insulator (SOI)

  •
  Integrated combination of silicon-germanium heterostructure bipolar transistor and complementary metal oxide semiconductor (SiGe, BiCMOS)

  •
  Silicon complementary metal oxide semiconductor transistor (CMOS),

        Finally, we are continuously evaluating emerging process technologies for their suitability to future product offerings.

Customers

        We sell our products principally to original equipment manufacturers, including their manufacturing subcontractors and to our distributor. We believe that we have strong relationships with market leaders in our target markets. A sample of our revenue-producing customers includes:

Alcatel-Lucent	Intelleflex Corporation
ComScope, Inc. (Andrew Corporation)	Motorola, Inc. (including Symbol Technologies)
Celestica, Inc.	Nokia Siemens Networks
Ericsson	Nortel Networks
Elcoteq Electronics Company	Powerwave Technologies, Inc.
Flextronics International, Ltd.	Richardson Electronics, Ltd.
Hitachi America, Ltd.	Samsung Electronics Co. Ltd.
Huawei Technologies Co., Ltd.	ZTE Corporation

        We depend on a limited number of key customers for a majority of our sales. In 2007, Richardson Electronics, Ltd., our worldwide distributor of our RF semiconductor products, Celestica, a contract manufacturer for several of our end customers, and Motorola each accounted for 10% or more of our sales and in aggregate accounted for approximately 70% of our sales. In 2006, Richardson Electronics, Ltd and Celestica each accounted for 10% or more of our sales and in aggregate accounted for approximately 60% of our sales. Motorola acquired Symbol Technologies on January 9, 2007. If we combined our sales to the two separate companies and treated them as one in 2006, the combined company would have been a 10% or more customer. In 2005, Richardson Electronics, Ltd and Celestica each accounted for 10% or more of our sales and in aggregate accounted for approximately 58% of our sales. For further discussion see Footnote 13. We expect that our key customers will continue to account for a substantial portion of our sales in 2008 and in the foreseeable future. These customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty, and currently we do not have agreements with any of our key customers that contain long-term commitments to purchase specified volumes of our products.

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

  •
  Distributor  In June 2002, we entered into a worldwide distributorship agreement with Richardson Electronics, Ltd., a global provider of engineered products. In addition to Richardson Electronics, Ltd., we have a few select distributors and stocking representatives that address specific market opportunities. The activity with these distributors and stocking representatives is small relative to our activity with Richardson Electronics, Ltd.

  •
  Manufacturer Sales Representatives  Over the past two years we have expanded our direct sales and support organization and reduced our use of independent manufacturer sales representatives. We believe this is consistent with our focus on a limited number of key customers and providing them with the level of support required to be successful.

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

  •
  International Sales  Our sales outside the United States were 46%, 52% and 44% of our total sales in 2007, 2006 and 2005, respectively. We believe Asia is one of the fastest growing technology markets. In 2005 we opened our Shenzhen office and in 2006 our office in Shanghai, China. We have substantially added to our direct sales and applications engineering resources that support our Chinese, Korean and Japanese customers during the past three years.

Manufacturing

        We completed our transition to a fabless business model with the March 2007 closure of our wafer manufacturing facility in Milpitas, California which had produced a majority of our gallium arsenide semiconductor products in the past. We have qualified and are using Global Communications Semiconductors Inc. (GCS), to manufacture these products for us. In May 2007, we sold a substantial portion of our wafer manufacturing equipment to AmpTech Inc. and entered into a wafer manufacturing and supply agreement with them to provide a second source of manufacturing support for the products that we previously manufactured in our Milpitas facility. AmpTech is in the qualification process and had not as of the end of 2007 begun to supply production wafers to us. We expect this to occur during 2008. We have previously used and plan to continue using external wafer foundries for our SiGe, MESFET and InGaP HBT semiconductor products. Our semiconductor products are packaged in the Philippines, Malaysia, Thailand and China at vendor facilities.

        Our San Jose, California facility produces our RFID products. We contract with a number of surface mount manufacturers for assembly and once the surface mount assembly operations are completed, the products are shipped to our facility for testing and final configuration.

        We depend on single or limited source suppliers for the components and materials used in many of our products, including our SiGe processed wafers, 5 Volt, 12 Volt and 28 Volt InGaP HBT processed wafers, gallium arsenide wafers, packaging, electronic components and antennas. Although we rely on limited or sole source suppliers for other components and materials, there are typically alternative sources of supply available for them. If in the future we face difficulties obtaining these components and materials from any of our limited or sole source suppliers, we may face a delay in the shipment of products which are produced using these components and materials while we identify and qualify an alternative source of supply, if available. As a result of these delays, we may fail to satisfy customer orders and our sales may decline while we look for a suitable alternative supplier.

        We are committed to producing quality products and our management systems governing the production of our products are ISO 9001 (revision 2000) certified. The International Organization for Standardization ("ISO") is a network of the national standards institutes of 148 countries including the United States of America. The ISO 9000 family of standards is primarily concerned with "quality management," meaning the systems the organization utilizes to fulfill: the customer's quality requirements, and applicable regulatory requirements, while aiming to enhance customer satisfaction, and achieve continual improvement of its performance in pursuit of these objectives. The ISO 9001: 2000 is approved as an American National Standard by the American Society for Quality.

        Our systems are regularly assessed by independent certifying bodies, through routine quality system audits, for adherence to ISO 9001 standards.

Research and Development

        Our future success depends on our ability to develop new designs, technologies and product enhancements. We have assembled a core team of experienced engineers and technologists to accomplish these objectives. These employees are involved in advancing our core technologies, as well as applying these core technologies to our product development activities in our target markets. In 2006, we established a design center in China in addition to our centers in San Jose, California and Plano, Texas. We have made, and will continue to make, a substantial investment in research and development activities. Research and development costs, which are expensed when incurred, were $14.9 million, $18.3 million and $18.1 million for the years 2007, 2006 and 2005, respectively.

Intellectual Property

        The protection of our intellectual property is critical to our success. We rely on patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions, to protect our proprietary rights. We believe that one of our competitive strengths is our core competence in engineering, manufacturing and understanding our customers and markets, and we take aggressive steps to protect that knowledge. We apply for patents and enter into non-disclosure and confidentiality agreements to protect our proprietary technologies and know-how resulting from our ongoing research and development.

        We seek patent protection for our unique developments in circuit designs, processes and algorithms. We have 4 United States patents and 11 foreign patents. We currently have 8 patent applications pending in the United States Patent and Trademark Office. Our existing United States patents will expire between June 2007 and October 2022. We have chosen to pursue foreign patent protection in selected foreign countries. Our failure to pursue foreign protection in certain countries and the fact that patent rights may be unavailable or limited in some foreign countries could make it easier for our competitors to utilize our intellectual property. We cannot assure you that any patent will be issued as a result of our pending applications or any future applications or that, if issued, these patents will be sufficient to protect our technology. In addition, we cannot assure you that any existing or future United States or foreign patents will not be challenged, invalidated or circumvented, or that any patent granted will provide us with adequate protection or any competitive advantages.

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

Employees

        We believe that one of our most important assets is our base of well-trained and experienced employees. As of December 31, 2007, we had 172 employees. We had a substantial reduction in the number of manufacturing related employees in the first half of 2007 as we completed the planned closure of our Milpitas wafer manufacturing facility. None of our employees are covered by collective bargaining agreements or represented by labor unions, and we have never experienced a work stoppage. We believe our employee relations are good.

Backlog

        Our backlog is comprised of standard purchase orders and annual contracts for the delivery of products. For our annual contracts, our major customers provide us with rolling sales forecasts on a regular basis. These forecasts are subject to change, including changes as a result of changes in market conditions, and could fluctuate significantly from quarter to quarter. At December 31, 2007, our backlog was $4.6 million, compared to $8.2 million at December 31, 2006. We include in our backlog all accepted product purchase orders for which delivery has been specified within 90 days, including orders from distributors. We do not recognize revenue from sales through our distributors until the distributor has sold our product to the end customer. Product orders in our backlog are subject to changes in delivery schedules or quantities or to cancellation at the option of the purchaser without significant penalty. Our backlog may vary significantly from time to time depending upon the level of capacity available to satisfy unfilled orders. Accordingly, although useful for scheduling production, we do not believe that backlog as of any particular date is necessarily indicative of our 2008 results.

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

        On January 28, 2005 we completed our acquisition of Telenexus, Inc. pursuant to an Agreement and Plan of Merger, dated January 19, 2005, by and between us, WJ Newco, LLC (the "WJ Sub"), Telenexus and Richard J. Swanson, Wilfred K. Lau, David Fried, Kurt Christensen and Mark Sutton. Telenexus was merged with and into the WJ Sub effective on January 29, 2005. The WJ Sub was the survivor in the merger and is our wholly owned subsidiary. Telenexus designs, develops, produces and markets radio frequency identification reader products for a broad range of industries and markets. By virtue of the merger, we purchased through the WJ Sub all of the assets necessary for the conduct of the RFID business of Telenexus, consisting primarily of, and including, but not limited to RFID modules, baseband processing algorithm technology, applications software and realizations of several reader product designs. The consideration we paid on the closing date in connection with the merger consisted of cash in the amount of $3.0 million, which was paid out of our cash reserves on the closing date, and 2,333,333 shares of our common stock valued at $8.2 million at the closing date. Including acquisition costs of $230,000, the aggregate purchase price for the net assets of Telenexus totaled $11.4 million.

        On June 18, 2004, we completed our acquisition of the wireless infrastructure business and associated assets from EiC Corporation, a California corporation and EiC Enterprises Limited (together "EiC"). The aggregate purchase price was $13.3 million which included consideration to EiC in the form of payments of cash of $10.0 million and the issuance of 737,000 shares of our common stock valued at $2.5 million, as well as acquisition related costs we incurred of $1.2 million and $152,000 of estimated registration statement related expenses reduced by a $576,000 benefit from the termination settlement of the associated supply agreement with EiC recognized during our quarter ended December 31, 2004.

        The EiC acquisition agreement contained contingency clauses which could have required the Company to pay further compensation of up to $14.0 million if specific revenue and gross margin targets were achieved by March 31, 2005 and March 31, 2006 of which $7.0 million of additional compensation related to the period ended March 31, 2005. The Company determined that the revenue and the gross margin targets were not met for both the periods. EiC disagreed with the Company's conclusions. While the Company believes EiC's assertions are without merit and have notified EiC of such, there can be no assurance as to the eventual outcome of this matter.

        The $14.0 million would have been payable 10% in cash and, at the Company's election, 90% in shares of its common stock. If the targets were fully attained and the Company elected to pay in shares of common stock, the number of additional shares issued would have been 2,540,323 computed at $2.48 per share, which represents the average closing price of the Company's stock during the ten day period prior to the end of the earnout period. If the Company is ultimately required to pay such consideration, the amounts would be recorded as an increase to goodwill.

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

        The manufacture, assembly and testing of our products requires the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. As we continue to use advanced process technologies, the materials, technologies and products themselves become increasingly complex. Our evaluations of new materials for use in research and development, manufacturing, and assembly and test take into account environmental, health and safety considerations. Many new materials being evaluated for use may be subject to existing or future laws and regulations. Failure to comply with any of the applicable laws or regulations could result in fines, suspension of production, alteration of fabrication and assembly processes, curtailment of operations or sales, and legal liability. Our failure to properly manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to future liabilities. Existing or future laws and regulations could require us to procure pollution abatement or remediation equipment, modify product designs, or incur other expenses. In addition, restrictions on the use of certain materials in our facilities or products in the future could have a material adverse effect on our operations. Compliance with these complex laws and regulations, as well as internal voluntary programs, is integrated into our assembly and test processes.

        Our former Scotts Valley and Palo Alto sites have significant environmental liabilities for which in July 1999 we entered into and funded fixed price remediation contracts and obtained cost overrun and unknown pollution conditions insurance coverage. There can be no assurance that this insurance will be sufficient to cover all liabilities related to these two sites.

        The Scotts Valley site is a federal Superfund site. Chlorinated solvent and other contamination was identified at the site in the early 1980s, and by the late 1980s we had installed a groundwater extraction and treatment system. In 1991, we entered into a consent decree with the United States Environmental Protection Agency providing for remediation of the site. In July 1999, we signed a remediation agreement with an environmental consulting firm, ARCADIS Geraghty & Miller. Pursuant to this remediation agreement, we paid $3.0 million in exchange for which ARCADIS agreed to perform the work necessary to assure satisfactory completion of our obligations under the consent decree. The agreement also contains a cost overrun guaranty from ARCADIS up to a total project cost of $15.0 million. In addition, the agreement included procurement of a ten-year, claims-made insurance policy to cover overruns of up to $10.0 million from Indian Harbor Insurance Company, along with a ten-year, claims-made $10.0 million policy to cover various unknown pollution conditions at the site.

        The Palo Alto site is a state Superfund site and is within a larger, regional state Superfund site. As with the Scotts Valley site, contamination was discovered in the 1980s, and groundwater extraction and treatment systems have been operating for several years at both the site and the regional site. In July 1999, we entered into a remediation agreement with an environmental consulting firm, SECOR. Pursuant to this remediation agreement, we paid $2.4 million in exchange for which SECOR agreed to perform the work necessary to assure satisfactory completion of our obligations under the applicable remediation orders. The payment included the premium for a thirty year, claims-made insurance policy to cover cost overruns up to $10.0 million from AIG, along with a ten-year claims-made $10.0 million insurance policy to cover various unknown pollution conditions at the site.

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

If we fail to complete our proposed merger transaction with TriQuint, it could adversely affect us.

        We entered into a definitive merger agreement dated March 9, 2008 with TriQuint Semiconductor, Inc. to be purchased for $1.00 per share in cash. We are subject to certain risks as a result of this merger agreement, including the following:

  •
  There can be no assurance that all of the closing conditions will be satisfied;

  •
  If the proposed merger is not completed, the share price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that the proposed merger will be completed;

  •
  We must pay certain costs related to the proposed merger, including the fees and/or expenses of our legal and financial advisors, even if the proposed merger is not completed;

  •
  We may be required to pay a termination fee of $2,450,000, if the merger agreement is terminated under certain circumstances set forth in the merger agreement;

  •
  Stockholder lawsuits may be filed against us in connection with the merger agreement;

  •
  Our management and employees' attention may be diverted from day-to-day operations which may disrupt our business;

  •
  If the proposed merger is not completed, our stockholders will be subject to the risk of the market for the value of our common stock instead of $1.00 per share of our common stock in cash;

  •
  If we are unable to complete the merger the investment community could have a negative perception of us and our business.

We have a history of losses, we may incur future losses, and if we are unable to achieve profitability our business will suffer and our stock price may decline.

        We have not recorded operating income since 1999, and we may not be able to achieve revenue or earnings growth or obtain sufficient revenue to sustain profitability. In 2007, our sales were $43.9 million and we incurred an operating loss of $8.1 million compared to sales of $48.8 million and an operating loss of $10.8 million for 2006. In addition, our sales for 2005 were $31.6 million and we incurred an operating loss of $22.1 million. Our accumulated deficit was $190.8 million at December 31, 2007.

        We expect that reduced end-customer demand would, and other factors could, adversely affect our operating results in the near term, and we anticipate that we may incur additional losses in the future. Other factors that could negatively impact our results include, but are not limited to:

  •
  production overcapacity in the industry, which could reduce the price of our products adversely affecting our sales and margins;

  •
  rescheduling, reduction or cancellation of significant customer orders could cause us to lose sales that we had anticipated;

  •
  loss of a key customer;

  •
  the ability of our customers to manage their inventories, which if not properly managed could cause our customers to reschedule, reduce or cancel significant orders or return our products; and

  •
  political and economic instability, foreign conflicts or the impact of regional and global infectious illnesses in the countries of our vendors, manufacturers, subcontractors and customers, particularly in the countries of China, South Korea, Malaysia, Thailand and the Philippines.

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

        Richardson Electronics, Ltd. is the worldwide distributor of our RF semiconductor products. Richardson Electronics, Ltd. is our largest customer and represents 40%, 44% and 45% of sales in 2007, 2006 and 2005, respectively. We cannot assure you that this relationship will improve sales of our products or that it is the most effective method of distribution. If Richardson Electronics, Ltd. fails to successfully market and sell our products, our sales could materially decline. Our agreement with this distributor does not require it to purchase our products and is terminable at any time. If this distribution relationship is discontinued, our sales could decline significantly.

We depend upon a small number of customers that account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a reduction of sales.

        We depend on a small number of customers for a majority of our sales. We currently have three customers in 2007 and two customers in 2006 and 2005 which each account for more than 10% of our sales and in aggregate accounted for 70%, 60%, and 58% of our sales in 2007, 2006, and 2005 respectively. This concentration exposes us to significant risk if these customers were to reduce their level of business with us.

        In addition, most of our sales result from purchase orders or from contracts that can be cancelled on short notice. Moreover, it is possible that our customers may develop their own products internally or purchase products from our competitors. Also, events that impact our customers, for example wireless carrier consolidation, can adversely affect our sales. We expect that a few key customers will continue to account for a substantial portion of our revenue in 2008. The loss of, or a reduction in orders from, a significant customer for any reason could cause our sales to decrease.

A significant portion of our sales are to customers outside of the United States and there are inherent risks associated with sales to our foreign customers.

        We sell a significant portion of our product to customers outside of the United States. Sales to customers outside of the United States accounted for approximately 46%, 52% and 44% of our sales in 2007, 2006 and 2005, respectively. Most of our foreign sales are to customers located in China. We expect that sales to customers outside of the United States will continue to account for a significant portion of our sales. Although all of our foreign sales are denominated in U.S. dollars, such sales are subject to certain risks, including, among others, changes in regulatory requirements, the imposition of tariffs and other trade barriers, the existence of political, legal and economic instability in foreign markets, language and cultural barriers, seasonal reductions in business activities, our ability to receive timely payment and collect our accounts receivable, difficulties in protecting intellectual property rights, currency fluctuations, and potentially adverse tax consequences, which could adversely affect our business and financial results.

The new markets we are targeting, such as China, may not grow as forecasted and we may not be a successful participant in those markets.

        Our growth strategy is based in part on our success in penetrating new RF semiconductor and radio frequency identification ("RFID") markets. We cannot assure you that our new products will succeed. In addition to the risks generally associated with new product development and introduction, these products are subject to the particular risks described below.

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

        We have developed several new multi-chip modules for the TD-SCDMA wireless infrastructure market in China and we recently received our initial production orders for TD-SCDMA Multi Chip Module chipsets for delivery in the first half of 2008. These orders are significant and there can be no assurance that we will be able to timely fill them. This is a new wireless communications standard developed in China and is expected to be initially only deployed in China. Should the technology not meet the high transaction volume system performance requirements or should China choose not to deploy the technology broadly or should our customers not supply a major portion of the system requirements, our revenue opportunity would be limited which would negatively impact our expected revenue and we may not recover the costs to develop and produce these products. There can be no assurance regarding the actual timing of our TD-SCDMA rollout in China and its actual impact on our financial results.

Our dependence on two foundry partners exposes us to a risk of manufacturing disruption, uncontrolled price changes and other risks which could harm our business.

        On October 30, 2006, our Board of Directors committed us to a restructuring plan to close and exit our Milpitas fabrication facility during the first quarter of 2007. We completed the closure of the Milpitas fabrication facility at the end of March 2007. Global Communication Semiconductors, Inc., our foundry partner, has become the primary source for the manufacture and supply of our GaAs and InGaP HBT wafers as a result of the fab closure. In May 2007 we entered into a manufacturing supply agreement with AmpTech to provide an additional source of supply for our GaAs and InGaP HBT wafers. AmpTech is still in its start up phase and as a result its ability to consistently supply us wafers has not been demonstrated. If our foundry partners are unable to meet our wafer needs for any reason there can be no assurance that we will be able to find alternative sources.

        If the operations of our foundry partner should be disrupted, either from an operations or a financial issue, or if they should choose not to devote capacity to our products in a timely manner, our business could be adversely impacted, as we might be unable to produce some of our products on a timely basis. In addition, the cyclicality of the semiconductor industry has periodically resulted in disruption of supply. We may not be able to find sufficient capacity at a reasonable price or at all if such disruptions occur. As a result, we face significant risks, including:

  •
  reduced control over delivery schedules and quality;

  •
  longer lead times;

  •
  potential lack of adequate capacity due to limited financial resources of the vendor;

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

We may not achieve the anticipated benefits of our offshore program to transition our final test and support operations to the Philippines and offshore operations are also subject to certain inherent risks.

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

        We occasionally receive communications from third parties alleging infringement of patent and other intellectual property rights. While we are not subject to any current claims that we believe could be material, there can be no assurance that material claims will not arise in the future. While all of our revenue is derived from products containing our proprietary intellectual property, approximately 10% and 7% of our revenue for 2007 and 2006, respectively, was derived from newly developed technologies which could have a higher risk of infringement claims. We intend to vigorously protect our proprietary intellectual property rights with respect to all of our products. However, we cannot assure you that claims can be amicably disposed of, and it is possible that litigation could ensue. Litigation could result in substantial costs to us and diversion of our resources. If we fail to obtain a necessary license or if we do not prevail in patent or other intellectual property litigation, we could be required to discontinue selling the affected products, to seek to develop non-infringing technologies, which may not be feasible, and to pay monetary damages, any of which could harm our business.

Our quarterly operating results may fluctuate significantly. As a result, we may fail to meet the expectations of securities analysts and investors, which could cause our stock price to decline.

        Our quarterly revenues and operating results have fluctuated significantly in the past and are expected to vary from quarter to quarter due to a number of the factors described in this "Risk Factors" section and in our public filings, many of which are not within our control. If our operating results do not meet our publicly stated guidance or the expectations of securities analysts or investors, our stock price may decline. For example, during our second quarter 2007 earnings call we provided lower forward guidance and in early October we pre-announced lower expectations for the third and fourth quarters of 2007. Subsequent to such announcements, the trading price of our common stock declined significantly.

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

  •
  obtain sufficient foundry capacity;

  •
  achieve high manufacturing yields;

  •
  shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration; and

  •
  gain market acceptance of our products and our customer's products.

        If we are not able to develop and introduce new products successfully and in a cost-effective and timely manner, our business, financial condition and results of operations would be materially and adversely affected.

        Our new products generally are incorporated into our customers' products at the design stage. We often incur significant expenditures for the development of a new product without any assurance that an equipment manufacturer will select our product for design into its own product. The value of our semiconductors largely depends on the commercial success of our customers' products. We cannot assure you that we will continue to achieve design wins or that equipment that incorporates our products will be commercially successful.

The amount and timing of revenue from newly designed RF products is often uncertain.

        We announce from time to time new products and design wins for new and existing RF products. Achieving a design win with a customer does not create a binding commitment from that customer to purchase our products. Rather, a design win is solely an expression of interest by potential customers to purchase our products and is not supported by binding commitments of any nature. Accordingly, a customer may choose at any time to discontinue using our products in their designs or product development efforts. Even if our products are chosen to be incorporated into our customers products, we still may not realize significant revenues from those customers if their products are not commercially successful. A design win may not generate revenue if the customer's product is rejected by their end market. Typically, most new products or design wins have very little impact on near-term revenue. It may take well over a year before a new product or design win generates revenue. Once a manufacturer of communications equipment has designed a supplier's semiconductor into its products, the manufacturer may be reluctant to change its source of semiconductors due to the significant costs associated with qualifying a new supplier and potentially redesigning its product. Accordingly, our failure to achieve design wins with equipment manufacturers, which have chosen a competitor's semiconductor, could create barriers to future sales opportunities with these manufacturers.

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

        We use rolling forecasts based on anticipated product orders to determine our component requirements. It is important that we accurately predict both the demand for our products and the lead times required to obtain the necessary products and/or components and materials. Lead times for components and materials that we, or our outsourced manufacturers, order can vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. Since we rely on outsourced manufacturers, many of these factors will be outside of our direct managerial control. For substantial increases in production levels, our outsourced manufacturers and some suppliers may need six months or more lead-time. As a result, we may be required to make financial commitments in the form of purchase commitments. We lack visibility into the finished goods inventories of our customers and the end-users. This lack of visibility impacts our ability to accurately forecast our requirements. If we overestimate our component, material and outsourced manufactured requirements, we may have excess inventory, which would increase our costs. An additional risk for potential excess inventory results from our volume purchase commitments with certain material suppliers, which can only be reduced in certain circumstances. Additionally, if we underestimate our component, material, and outsourced manufacturing requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our sales and profitability. We have incurred, and may in the future incur, charges related to excess and obsolete inventory. These charges amounted to approximately $1.0 million, $1.6 million and $1.0 million in 2007, 2006 and 2005, respectively. While these charges may be partially offset by subsequent sales of previously written-down inventory, there can be no assurance that any such sales will be significant. As we broaden our product lines we must outsource the manufacturing of or purchase a wider variety of components. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility of customer acceptance and potential competition. Both of these factors will contribute a higher level of inventory risk in our near future.

We depend on outsourced manufacturers and single or limited source suppliers which makes us susceptible to shortages or price fluctuations that could adversely affect our operating results.

        We currently purchase several key components and materials used in our products from single or limited source suppliers. These products amounted to 66%, 7% and 15% of our revenue in 2007, 2006 and 2005, respectively. Global Communications Systems (GCS) became a material supplier to us as of April 2007 with the closure of our wafer manufacturing facility which is primarily responsible for the increase in percentage of products from this category of supplier. In 2008, we expect GCS will continue as our primary wafer foundry partner and Cirtek which is providing us leased space and test and warehouse operators for our test and warehousing operations in addition to a substantial portion of our packaging services will be material to our business. In the event one of our sole source suppliers or outsourced manufacturers is unable to deliver us products or unwilling to sell us components or materials, it could harm our business. It could take us as long as six to twelve months to replace our single or limited source suppliers and there can be no assurance that we would be successful. Additionally, we or our outsourced manufacturers may fail to obtain required products and components in a timely manner in the future. We may also experience difficulty identifying alternative sources of supply for the components used in our products or products we obtain through outsourcing. We would experience delays if we were required to test and evaluate products of potential alternative suppliers or products we obtain through outsourcing. Furthermore, financial or other difficulties faced by our outsourced manufacturers, or suppliers or significant changes in demand for the components or materials they use in the products and/or supply to us could limit the availability of those products, components or materials to us. Although we purchase services from our vendors in U.S. dollars and sell our products in U.S. dollars which leaves us currency neutral, most of our international suppliers purchase materials, labor and other inputs into the services that they provide to us in local currencies. Recently, the U.S. dollar has been weak relative to many international currencies which could either adversely impact the financial results of our vendors and/or they may attempt to increase our costs which could adversely affect our results. Thus far we have not experienced any material delays or unusual pricing related to such suppliers, but we cannot assure you that this will continue to be the situation.

We rely on the significant experience and specialized expertise of our senior management in our industry and must retain and attract qualified engineers and other highly skilled personnel in a highly competitive job environment to maintain and grow our business.

        Our performance is substantially dependent on the continued services and on the performance of our senior management and our highly qualified team of engineers, who have many years of experience and specialized expertise in our business. Our performance also depends on our ability to retain and motivate our executive officers and other key employees. The loss of the services of any of our executive officers or of a number of our engineers could harm our ability to maintain and build our business. We have no "key man" life insurance policies.

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

We use a number of specialized technologies, some of which are patented, to design, develop and produce our products. Infringement of our intellectual property rights could hurt our competitive position, harm our reputation and negatively impact our future profitability.

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

        We file patent applications with the U.S. Patent and Trademark Office and in selected foreign countries covering particular aspects of our technology and intend to prosecute such applications to the fullest extent of the law. Based upon our assessment of our current and future technology, we may decide to file additional patent applications in the future, and may decide to abandon current patent applications. We cannot assure you that any patent application we have filed or will file will result in an issued patent, or, if patents are issued to us, that such patents will provide us with any competitive advantages and will not be challenged by third parties or invalidated by the U.S. Patent and Trademark Office or foreign patent office. Any failure to protect our existing patents or to secure new patents may limit our ability to protect the intellectual property rights that such patents or patent applications were intended to cover. Furthermore, the patents of others may impair our ability to do business.

        We have several registered trademarks and service marks, in the United States and abroad. Should we decide to apply to register additional trademarks or service marks in the United States and/or foreign countries, there is no guarantee that we will be able to secure such registrations. The inability to register or decision not to register our trademarks and service marks could harm our competitive position, harm our reputation and negatively impact our future profitability.

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

        We expect to continue to rely on vendors, manufacturers and subcontractors located in China, Malaysia, Thailand, Taiwan and the Philippines. Additionally, we utilize vendors located in such countries to source gallium arsenide ("GaAs") wafers, to fabricate certain products, to assemble certain products and to package the majority of our semiconductor die in plastic. Accordingly, we will be subject to risks and challenges such as:

  •
  compliance with a wide variety of foreign laws and regulations;

  •
  changes in laws and regulations relating to the import or export of semiconductor products;

  •
  legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;

  •
  political and economic instability, foreign conflicts involving or the impact of regional and global infectious illnesses in the countries of these vendors, manufacturers and subcontractors causing delays in our ability to obtain our product;

  •
  reduced protection for intellectual property rights in some countries;

  •
  fluctuations in local currencies compared to the U.S. dollar could either negatively impact the financial viability of our suppliers or could result in increased costs to us which would negatively impact our financial results; and

  •
  fluctuations in freight rates and transportation disruptions.

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

        As part of our growth plans, we may make acquisitions of and investments in new businesses, products and technologies. If we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition. Even if we are successful, we may not be able to integrate the acquired business, products or technologies into our existing business and products. As a result of the rapid pace of technological change, we may misgauge the long-term potential of the acquired business or technology or the acquisition may not be complementary to our existing business. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management's attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could affect our profitability.

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
  diversion of management's attention;

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

        Effective internal controls required under Section 404 of the Sarbanes-Oxley Act of 2002 are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our business, reputation and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, "material weaknesses" were identified in our quarter ended December 31, 2005, October 1, 2006, December 31, 2006 and December 31, 2007 which means that there was "a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected." During these periods, the finance team experienced a high rate of turnover and partially due to the turnover, had been understaffed and had limited training in our processes and procedures. During the second half of 2006 and 2007, we hired a new finance team but suffered some turnover as a result of our mid-year announcement of our program to offshore certain functions and then our announcement that we were evaluating strategic alternatives which we believe limited our ability to attract and hire qualified personnel to complete our resourcing plans. With our announced merger with TriQuint Semiconductor we may be unable to attract qualified personnel and we may suffer additional turnover as a result of the announcement. As such, during this period we believe that there could be a higher risk of deficiencies in our financial reporting. We cannot be certain that the measures we have taken or intend to take will ensure that we maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls or difficulties encountered in their implementation could subject us to regulatory sanctions, harm our business and operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also harm our reputation and cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Our future profitability could suffer from known or unknown liabilities that we retained when we sold parts of our company.

        In the past, we completed the divestiture of all but our current business. In the transactions in which we sold our other businesses, we generally retained liability arising from events occurring prior to the sale. Some of these liabilities were known to us, such as the environmental condition of the production facilities we sold. We may have underestimated the scope of these liabilities, and we may become aware of additional liabilities associated with the following in the future:

  •
  ownership of the intellectual property we have sold;

  •
  the potential infringement by our sold businesses of the intellectual property of others;

  •
  the regulatory compliance of our sold defense business;

  •
  export control compliance with respect to our defense products purchased by the United States and foreign governments;

  •
  environmental conditions we were not previously aware of; and

  •
  product defect claims with respect to products manufactured by our sold businesses before they were sold.

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

        Our facilities and the facilities of some of our key suppliers are concentrated in an area where there is a risk of significant earthquake activity. Substantially all of the production equipment that currently accounts for our sales is located in a known earthquake zone. We cannot predict the extent of the damage that our facilities and/or our supplier's facilities would suffer in the event of an earthquake or how such damage would affect our business. We do not maintain earthquake insurance.

Risks Related to Our Stock

Sales of substantial amounts of our common stock by our largest shareholder could adversely affect the market price of our common stock.

        We registered for resale up to 25,492,044 shares of common stock by Fox Paine Capital Fund, L.P., FPC Investors, LP, WJ Coinvestment Fund I, LLC, WJ Coinvestment Fund III, LLC and WJ Coinvestment Fund IV, LLC (together the "Fox Paine Entities") pursuant to an agreement providing for registration rights. The Fox Paine Entities are collectively our largest stockholder. As of December 31, 2007, the Fox Paine Entities beneficially owned 37% of our common stock which represents approximately 25.5 million of our 68.5 million outstanding shares of common stock. Our stock is not heavily traded and our stock prices can fluctuate significantly. As such, sales of substantial amounts of our common stock into the public market by the Fox Paine Entities or perceptions that significant sales could occur, could adversely affect the market price of our common stock.

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

We are currently not in compliance with NASDAQ minimum bid price requirements and if we are unable to regain compliance it may harm our stock price and make it more difficult for you to sell shares.

        Our common stock is listed on the NASDAQ Global Market and their marketplace rules for continued listing require, among other things, that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days. On December 20, 2007, we received a letter from the NASDAQ Stock Market advising that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5). NASDAQ stated in its letter that in accordance with NASDAQ Marketplace Rule 4450(e)(2), we will be provided 180 calendar days, or until June 17, 2008, to regain compliance with the minimum bid price requirement. The NASDAQ letter also states that if, at any time before June 17, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the NASDAQ staff will provide us with written notification that we have achieved compliance with the minimum bid price requirement.

        In the event we do not regain compliance with the minimum bid price requirement by June 17, 2008, the NASDAQ staff will provide us with written notification that our common stock will be delisted from the NASDAQ Global Market. At that time, we may appeal the delisting determination to a NASDAQ Listings Qualifications Panel pursuant to applicable NASDAQ rules. Alternatively, NASDAQ Marketplace Rule 4450(i) may permit us to transfer our common stock to the NASDAQ Capital Market (formerly known as the NASDAQ SmallCap Market) if our common stock satisfies all criteria, other than compliance with the minimum bid price requirement, for initial inclusion on such market. In the event of such a transfer, the NASDAQ Marketplace Rules provide that we will be afforded an additional 180 calendar days to comply with the minimum bid price requirement while listed on the NASDAQ Capital Market. There can be no assurance that we will be able to regain compliance.

        If our common stock ceases to be listed for trading on the NASDAQ Global Market and we are not permitted to transfer to the NASDAQ Capital Market, we expect that our common stock would be traded on the Over-the-Counter Bulletin Board (OTC-BB). In addition, our stock could then potentially be subject to the Securities and Exchange Commission's "penny stock" rules, which place additional disclosure requirements on broker-dealers. These additional disclosure requirements may harm your ability to sell shares if it causes a decline in the ability or willingness of broker-dealers to sell our common stock. We also expect that the level of trading activity of our common stock would decline if it is no longer listed on the NASDAQ Global Market or NASDAQ Capital Market. As such, if our common stock ceases to be listed for trading on the NASDAQ Global Market or NASDAQ Capital Market, it may harm our stock price, increase the volatility of our stock price and make it more difficult to sell your shares of our common stock.

Our largest stockholder has the ability to take action that may adversely affect our business, our stock price and our ability to raise capital.

        As of December 31, 2007, Fox Paine & Company, LLC ("Fox Paine") is the indirect beneficial owner of 37% of our outstanding share capital. As a result, Fox Paine has and will continue to have significant influence over the outcome of matters requiring stockholder approval, including:

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

        Fox Paine's significant ownership interest could also subject us to a class action lawsuit, which could result in substantial costs and divert our management's attention and financial resources from more productive uses. Fox Paine, on September 18, 2002, made a proposal to acquire all of the shares held by unaffiliated stockholders, which was subsequently withdrawn on March 27, 2003. Prior to Fox Paine's withdrawal of such proposal, four lawsuits, three of which were purported class action lawsuits, were filed against us and Fox Paine in connection with such proposal. Among other things, these lawsuits sought an injunction against the consummation of the proposal and an award of unspecified compensatory damages. These lawsuits were voluntarily dismissed after Fox Paine's withdrawal of such proposal without any consideration being required to be paid to the plaintiff and each party was obligated to bear its own attorney's fees, costs and expenses. We can make no assurance, however, that Fox Paine will not at some point in the future make another proposal regarding us and, if so, what the terms and outcome of such proposal might be. If Fox Paine were in the future to make a proposal involving us then, depending on the terms of such proposal, the resulting transaction could result in litigation, which could adversely affect our business or our stock price.

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

        The sale of a substantial number of shares of our common stock by Fox Paine or the perception that such sale could occur, could negatively affect the market price of our common stock and could also materially impair our future ability to raise capital through an offering of securities. In addition, the sale of a substantial number of shares of our common stock by Fox Paine could result in the loss of Fox Paine's services to us as well as the services of members of Fox Paine on our board of directors which could adversely effect our business.

Our stock price is highly volatile and our stock has low trading volume.

        The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering in August 2000, through December 31, 2007, our common stock has traded at prices as low as $0.40 and as high as $59.875 per share. Furthermore, although our stock trades on the NASDAQ Global Market, it is thinly traded and our average daily trading volume during the year ended December 31, 2007 was low compared to the number of shares of common stock we had outstanding. The low trading volume of our stock can cause our stock price to fluctuate significantly as well as make it difficult for you to sell your shares quickly. As a result of our stock being thinly traded and/or our low stock price, institutional investors might not be interested in owning our stock. Significant fluctuations in our stock price have also occurred and may continue to occur in response to various factors, many of which we cannot control, including:

  •
  sales of substantial amounts of our shares by stockholders in a short time frame;

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

        Although we had cash, cash equivalents and short-term investments of approximately $16.7 million at December 31, 2007, we do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not invest in our common stock.

The resale of substantial amounts of our common stock that we issue for acquisitions could harm our stock price.

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

Item 1b.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        We have two leased buildings in San Jose, California totaling over 124,000 square feet consisting of a larger building of approximately 82,000 square feet, and a smaller building of approximately 42,000 square feet, both of which have a remaining lease term of approximately 3.25 years. In July of 2007, we leased space in a building in Philippines totaling approximately 6,000 square feet, which has a lease term of 3 years. The Fremont facility we acquired as a part of the EiC transaction in June 2004 was shut down during the first quarter of 2005 after we relocated the manufacturing capacity and associated personnel to our facility in Milpitas and completed our obligations under the sublease agreement.

        In September 2001, we decided to abandon the smaller building at our San Jose facility based on revised anticipated demand for our products and market conditions. As of December 31, 2007, we have signed three tenants to cover approximately 100% of such excess leased space. In September 2002, we decided to abandon a portion of the larger building at our San Jose facility based on revised anticipated demand for our products and market conditions. This excess space is located on the first floor of our current corporate headquarters and originally housed a portion of our optics and integrated assemblies manufacturing operations. We are seeking tenants to occupy the excess leased space.

        We believe that our present facilities are in good condition and suitable for our operations. We also believe that we have excess space, which more than meets our anticipated requirements for the foreseeable future.

Item 3.    LEGAL PROCEEDINGS

        From time to time we are involved in litigation, regulatory proceedings and claims that are incidental to the conduct of our business in the ordinary course, including the litigation described below. While we currently believe that any adverse outcome of such matters would not materially affect our business or financial condition, there can be no assurance that this will ultimately be the case.

        A lawsuit was filed in 2001 against thirty semiconductor defendants, including us, by the Lemelson Medical, Education and Research Foundation Limited Partnership in the United States District Court for the District of Arizona (Case No. CV-01-1440-PHX-HRH) alleging patent infringement of eighteen patents. The complaint seeks injunctive relief and unspecified damages, as well as attorneys' fees and costs. This litigation was stayed pending the outcome of similar litigation in Nevada against other defendants and the Court vacated the on November 7, 2007. We recently reached an agreement in principle to resolve the four beam processing and LOCOS patents remaining at issue in this matter and expect to enter into a licensing agreement with the Lemelson Foundation for a total fee of $115,000.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders in the fourth quarter of 2007.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

        Our common stock is listed on the NASDAQ Global Market and traded under the symbol "WJCI". Prior to July 1, 2006, this market was called the NASDAQ National Market. The following table sets forth, for the periods indicated the high and low sales prices as reported on the NASDAQ Global Market for WJ Communications, Inc. common stock.

	High	Low
First Quarter (through April 2, 2006)	$2.57	$1.58
Second Quarter (through July 2, 2006)	$3.10	$1.40
Third Quarter (through October 1, 2006)	$2.17	$1.29
Fourth Quarter (through December 31, 2006)	$2.43	$1.38
First Quarter (through April 1, 2007)	$1.86	$1.41
Second Quarter (through July 1, 2007)	$1.94	$1.54
Third Quarter (through September 30, 2007)	$1.86	$1.18
Fourth Quarter (through December 31, 2007)	$1.29	$0.61

        As of December 31, 2007, there were approximately 150 stockholders of record of our common stock according to our transfer agent.

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our common stock during 2007 except for shares repurchased for tax withholding on employee stock transactions.

Dividend Policy

        We did not pay any dividends in 2007 and 2006. We do not intend to pay cash dividends on our common stock for the foreseeable future. Instead, we intend to retain all earnings for use in the operation and expansion of our business. Our board of directors will make any future determination of the payment of dividends based upon various factors then existing, including, but not limited to, our financial condition, operating results and current and anticipated cash needs. In addition, covenants in our revolving credit facility limit our ability to declare and pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

        We did not sell any of our securities that were not registered under the Securities Act during 2007 that were not otherwise previously reported by us on Form 8-K or Form 10-Q.

Equity Compensation Plan Information

        Equity Compensation Table.    The following table sets forth information as of December 31, 2007, with respect WJ Communications' equity compensation plans.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options and Rights		Weighted-Average Exercise Price of Outstanding Options	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity Compensation Plans Approved by Stockholders(1)	8,732,853	(2)	$1.02	2,983,372	(3)
Equity Compensation Plans Not Approved by Stockholders(4)	1,627,348		$1.07	223,163

(1)
The equity compensation plans approved by stockholders are the 2000 Employee Stock Incentive Plan and the amended and restated 2000 Non-Employee Director Stock Compensation Plan.

(2)
Of these shares 467,250 options were outstanding under the amended and restated 2000 Non-Employee Director Stock Compensation Plan and 8,265,603 were outstanding under the 2000 Employee Stock Incentive Plan.

(3)
Of these shares 2,577,138 shares are available for issuance under the 2000 Stock Incentive Plan and 406,594 shares are available for issuance under the amended and restated 2000 Non-Employee Director Plan.

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

•
The term of each stock option may in no event be more than 10 years; and

•
Upon a change of control transaction as described in the plan, the committee may, in its sole discretion, do one or more of the following:

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

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this report. The statements of operations data for the years ended December 31, 2007, 2006 and 2005 and the selected balance sheet data as of December 31, 2007 and 2006 are derived from our audited consolidated financial statements which are included elsewhere in this annual report on Form 10-K. The statements of operations data for the years ended December 31, 2004 and 2003 and the selected consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements which are not included in this annual report on Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Sales, net	$43,944	$48,779	$31,597	$32,336	$26,565
Cost of goods sold	22,927	23,704	16,906	15,278	15,495

Gross profit	21,017	25,075	14,691	17,058	11,070
Operating expenses:
Research and development	14,904	18,329	18,070	17,238	16,882
Selling and administrative	15,248	17,869	15,295	12,503	10,251
Acquired in-process research and development(1)	—	—	3,400	8,500	—
Recapitalization merger(2)	—	—	—	—	680
Restructuring charges (credits)(3)	(171)	(286)	—	(3,845)	(54)
Gain on sale of assets held for sale	(901)	—	—	—	—

Total operating expenses	29,080	35,912	36,765	34,396	27,759

Loss from operations	(8,063)	(10,837)	(22,074)	(17,338)	(16,689)
Interest income	793	1,241	1,048	682	755
Interest expense	(78)	(83)	(96)	(104)	(117)
Other income—net	123	(91)	14	5	1,094

Loss before income taxes	(7,225)	(9,770)	(21,108)	(16,755)	(14,957)
Income tax expense (benefit)	(338)	(1,366)	(120)	(7,674)	(647)

Net loss	$(6,887)	$(8,404)	$(20,988)	$(9,081)	$(14,310)

Basic and diluted net loss per share	$(0.01)	$(0.13)	$(0.33)	$(0.15)	$(0.94)

Shares used to calculate loss from continuing operations per share—basic and diluted	68,011	66,408	64,162	60,397	56,835

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,018	$17,024	$14,169	$24,392	$10,900
Short-term investments	2,698	8,399	16,052	18,732	49,232
Working capital	18,499	22,969	28,362	46,724	58,748
Total assets	44,496	53,233	61,644	69,733	79,820
Total stockholders' equity	23,177	25,590	29,785	39,965	34,907

(1)
During 2005, $3.4 million of the purchase price for the acquisition of Telenexus, Inc. was allocated to acquired in-process research and development expense ("IPRD"). During 2004, $8.5 million of the purchase price for the acquisition of the wireless infrastructure business and associated assets from EiC was allocated to IPRD. For further discussion, see Management's Discussion and Analysis of Financial Condition and the Results of Operations under the caption "Acquired In-process Research and Development Expenses" and in the footnotes included elsewhere in this Form 10-K.

(2)
Our 2003 recapitalization merger and other expense was a non-recurring expenditure comprised of expenses incurred by the special committee to our Board of Directors to review a proposal from an affiliate, Fox Paine & Company LLC to acquire all of the shares of the Company's common stock held by unaffiliated stockholders. In 2003, Fox Paine & Company LLC withdrew its proposal.

(3)
The 2007 restructuring benefit relates primarily to a severance and lease abandonment accrual of approximately $381,000 in connection with the Q2 2007 and Q3 2007 Restructure Plans offset by reversals of restructuring accruals of approximately $1.2 million and $647,000 expensed as incurred. The 2006 restructuring benefit relates to a severance accrual of approximately $174,000 in connection with the Milpitas fab shutdown offset by reversals of restructuring accruals of approximately $460,000. During the second quarter of 2004, the Company delayed the closure of its internal wafer fabrication facility for a minimum of three months to assess the integration of the EiC acquisition into its existing operations which resulted in an approximate $430,000 reduction in its lease loss accrual. During the third quarter of 2004, the Company decided to not close its fab as the Company believed at that time that integrating the newly acquired fab from EiC with its pre-existing fab will offer the Company certain benefits over outsourcing the pre-existing fab. As such, the Company reversed the remainder of this lease loss accrual of $3.6 million. Also during the third quarter of 2004, the Company revised its lease loss assumptions for its other facilities based on reductions in sublease occupancy rates and facility costs. As such the Company accrued $161,000 of additional lease loss. For further discussion of our restructuring charges, see Note 12 to the consolidated financial statements included elsewhere in this Form 10-K.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

        Special Notice Regarding Forward-Looking Statements. The following discussion and analysis contains forward-looking statements including financial projections, statements as to the plans and objectives of management for future operations, and statements as to our future economic performance, financial condition or results of operations. These forward-looking statements are not historical facts but rather are based on current expectations, estimates, projections about our industry, our beliefs and our assumptions. Words such as "may," "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those projected in these forward-looking statements as a result of a number of factors, including, but not limited to, those factors described in "Risk Factors" above. Readers of this report are cautioned not to place undue reliance on these forward-looking statements.

        The following discussion should be read in conjunction with our consolidated financial statements and related disclosures included elsewhere in this annual report on Form 10-K. Except for historic actual results reported, the following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. See "Special Notice Regarding Forward-looking Statements" above and "Risk Factors" above for a discussion of certain factors that could cause future actual results to differ from those described in the following discussion.

Overview

        We are a radio frequency ("RF") semiconductor company providing RF product solutions worldwide to communications equipment companies. We design, develop and manufacture innovative, high performance products for both current and next generation wireless and RF identification ("RFID") systems. Our RF product solutions are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which address the radio frequency challenges of these various systems. We currently generate the majority of our revenue from our products utilized in wireless networks. Our revenue from our products used in RF identification systems represents a less significant portion of our current revenue, however, we believe these systems represent one of our future growth opportunities. The RF challenge is to create product designs that function within the unique parameters of various wireless system architectures. Our solution is comprised of design expertise, advanced device technology and manufacturability. Our communications products are used by telecommunication equipment manufacturers supporting and facilitating mobile communications, enhanced voice services, data and image transport. Our objective is to be a leading supplier of innovative RF semiconductor products.

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

        Building on the fabless business model, in order to further drive future anticipated cost savings, on August 4, 2007 we committed to an offshore program that will result in the transition of our final test and support operations to the Philippines. The operations are currently located in our San Jose, California facility. We incurred and accrued restructuring costs associated with the implementation of this plan of approximately $150,000 as well as approximately $380,000 in dual staffing and start-up costs in 2007. The transition is expected to be completed in the first quarter of 2008 and we anticipate cost savings of approximately $400,000 per quarter beginning in the second quarter of 2008.

        During the third quarter of 2007, we implemented a restructuring plan for our Texas facility to cover the lease abandonment of the unused portion of our Texas facility and accrued $142,000 for this restructuring cost. During the fourth quarter of 2007, we reached an early lease termination agreement with the landlord and turned the facility over to the landlord late in December which completed this restructuring program. Total costs associated with this program were restructuring costs of $142,000 and operating costs of $7,000.

        We announced on October 10, 2007 that we had engaged Thomas Weisel Partners as our financial advisor to assist us in the evaluation of strategic alternatives to maximize shareholder value. As a result of this evaluation, we entered into a definitive merger agreement dated March 9, 2008 with TriQuint Semiconductor, Inc. to be purchased for $1.00 per share. The closing of the merger is subject to customary closing conditions including approval by our stockholders.

        In 2004 and 2005, we augmented our technology base and design capabilities through acquisitions. On June 18, 2004, we completed our acquisition of the wireless infrastructure business and associated assets from EiC Corporation, a California corporation, and EiC Enterprises Limited (together "EiC"). We believe that the addition of EiC's technical expertise further enhanced our strategy of offering customers what we believe to be industry leading products for the wireless infrastructure market. On January 28, 2005, we acquired Telenexus, Inc. We believe the addition of Telenexus' RFID products and technology have allowed us to continue to enhance our RFID reader offerings to further capitalize on the market opportunity.

        WJ Communications, Inc. (formerly Watkins-Johnson Company, "we," "us," "our", "WJ" or the "Company") was formed after a recapitalization merger with Fox Paine on January 31, 2000. We were originally incorporated in California and reincorporated in Delaware in August 2000.

        Our principal executive offices are located at 401 River Oaks Parkway, California 95134, and our telephone number at that location is (408) 577-6200. Our Internet address is www.wj.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or SEC, filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The information contained on our website is not intended to be part of this report. Our common stock is listed on the NASDAQ Global Market ("NASDAQ") and traded under the symbol "WJCI".

Sales

        We sell our products to a small group of communications original equipment manufacturers ("OEMs") and their suppliers and subcontractors. Our major customers provide forecasted demand on a regular basis, which assists us in managing our inventory requirements. These forecasts, however, are subject to changes, including changes as a result of market conditions, and could fluctuate from quarter to quarter.

        A significant portion of our sales are to customers outside of the United States. Sales to customers outside of the United States accounted for approximately 46%, 52% and 44% of our sales in 2007, 2006 and 2005, respectively. Most of our foreign sales were to customers located in China and Thailand.

        We depend on a small number of customers for a majority of our sales. Sales to our customers, which individually account for 10% or more of our total annual sales were, in aggregate, 70%, 60% and 58% of our sales in 2007, 2006 and 2005, respectively. We anticipate that we will continue to sell a majority of our products to a relatively small group of customers.

        In addition, most of our sales result from purchase orders or contracts that can be cancelled on short notice. Delays in manufacturing or supply procurement or other factors, including general market slow downs, have caused and could potentially continue to cause cancellation, reduction or delay in orders by or in shipments to a customer. If the markets for our products decline, fail to grow, or grow more slowly than we anticipate, the use of our products may be reduced with a significant negative impact on our sales, earnings, inventory valuations and cash flow. Generally, the selling prices of our products tend to decrease over time as a result of increased volumes or general competitive pressures and in general we expect that prices will continue to decline as a result of volume increases or these competitive pressures.

Cost of Goods Sold

        Our cost of goods sold consists primarily of direct and indirect costs to produce our products and any write-downs for excess or obsolete product that we do not believe we will be able to sell.

        We recognize cost of goods sold upon recognition of revenue. We recognize losses on contracts, including purchase order commitments, when identified. During 2007, we recognized a loss of $196,000 relating to purchase obligations for direct material which were in excess of our requirements. We have not recognized such losses during 2006 or 2005.

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

Selling and Administrative

        Selling and administrative expense consists primarily of wages, travel and facility costs incurred by and other expenses allocated to our selling and administrative departments. Selling and administrative expense also includes manufacturer representatives sales commissions, trade show and advertising expenses and fees and expenses of legal, accounting, and other professional consultants.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a continuous basis, we evaluate all our significant estimates including those related to revenue recognition, stock-based compensation, inventory valuation, valuation of intangible assets and goodwill, impairment of long-lived assets, income taxes, restructuring including accruals for abandoned lease properties. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstance, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. See Note 2 to the consolidated financial statements included elsewhere in this Form 10-K for a detailed discussion of our significant accounting policies.

Revenue Recognition

        We recognize revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." This SAB requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees.

        Effective for our second quarter ended July 3, 2005, we changed the application of our revenue recognition policy regarding our distributors. We had previously recognized revenue upon shipment to our distributors less estimated reserves for distributor right of return, authorized price reductions for specific end-customer sales opportunities and price protection based on known events and historical trends. Effective for our second quarter ended July 3, 2005, we recognize revenue from our distribution channels when our distributors have sold the product to the end customer. Historically, we have received stock rotation requests from our distributors that were within the amounts estimated and contractually allowed with only one exception of an insignificant amount. However, the request for stock rotation during our second quarter ended July 3, 2005 was higher than the amount contractually allowed. Our management, with the concurrence of our Audit Committee, believed the increasing percentage of our new product introductions makes it likely that stock rotation reserves will continue to be difficult to estimate based on historical patterns and contractual provisions. Based on this change in facts and circumstances and our management's future expectations, we believed that we could no longer reasonably estimate the amount of future returns from our distributors as of July 3, 2005. Accordingly, beginning in our second quarter of 2005, recognition of revenue and associated cost of sales on shipments to distributors is deferred until the resale to the end customer. This change in application resulted in a $4.1 million revenue deferral in our second quarter of 2005. Although revenue is deferred until resale, title of products sold to distributors transfers upon shipment. Accordingly, shipments to distributors are reflected in the consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment. Deferred revenue and the corresponding cost of sales on shipments to distributors are reflected in the consolidated balance sheet on a net basis as "Deferred margin on distributor inventory." For further discussion, see Note 2 to the consolidated financial statements included elsewhere in this Form 10-K.

        Through the quarter ended April 3, 2005, revenues from our distributors were recognized upon shipment based on the following factors: our sales price was fixed or determinable by contract at the time of shipment, payment terms were fixed at shipment and were consistent with terms granted to other customers, the distributor had full risk of physical loss, the distributor had separate economic substance, we had no obligation with respect to the resale of the distributor's inventory, and we believed we could reasonably estimate the potential returns from our distributor based on their history and our visibility in the distributor's success with its products and into the market place in general. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 48 "Revenue Recognition When Right of Return Exists", we accrued a reserve based on our reasonable estimate of future returns based on historical trends and contractual limitations.

        We have a program with our distributor whereby they will receive a credit if they sold a specific product at a reduced price to specific end customers pre-authorized by us. We maintain a log of all such pre-authorized price reductions which we accrue as a reduction to revenue in the period that the pre-authorization occurs per issue 4 of EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." Through the quarter ended April 3, 2005, the pricing allowance was solely offset to revenue. Since we began recognizing revenue from our distribution channels only when our distributors have sold the product to the end customer, the pricing allowance will offset revenue only when the products with pre-authorized price reductions have shipped to the end customer otherwise it will offset "Deferred margin on distributor inventory." As of December 31, 2007 and December 31, 2006, our pricing allowance was $207,000 and $249,000, respectively.

        If we reduce the prices of our products as negotiated with the distributor, the distributor may receive a credit for the difference between the price paid by the distributor and the reduced price on applicable unsold products remaining in the distributor's inventory on the effective date of the price reduction assuming that inventory is less than 24 months old as determined by the original invoice date.

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

        We use the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by our stock price as well assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

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

Valuation of Intangible Assets and Goodwill

        We periodically evaluate our intangible assets and goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets include goodwill and purchased technology. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value, and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements if and when an impairment charge is recorded. If an impairment charge is recognized, the amortization related to intangible assets would decrease during the remainder of the fiscal year.

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

        On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Upon adoption of FIN 48 on January 1, 2007, the Company recognized a cumulative adjustment to the liability for unrecognized income tax benefits in the amount of $825,000, which was accounted for as a reduction to the January 1, 2007 net deferred tax asset and valuation allowance balances.

Restructuring

        During fiscal 2002 and 2001, we recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing our business. Such charges were established in accordance with Emerging Issues Task Force Issue 94-3 ("EITF 94-3") "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." These charges include abandoned leased properties comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and asset impairment charges on tenant improvements deemed no longer realizable. In determining these estimates, we make certain assumptions with regards to our ability to sublease the space and reflect offsetting assumed sublease income in line with our best estimate of current market conditions. Should there be a further significant change in market conditions, the ultimate losses on these could be higher and such amount could be material. Except for changes in the sublease estimates we have made from time to time and an adjustment for property tax due to change in the ownership of our San Jose buildings during the three months ended April 1, 2007, actual results to date have been consistent with our assumptions at the time of the restructuring charges.

        On October 30, 2006, our Board of Directors committed us to a restructuring plan to close and exit our Milpitas fabrication facility ("fab") during the first quarter of 2007. We completed the closure of the Milpitas fab at the end of March 2007. The Milpitas fab produced some of our gallium arsenide semiconductor products and had substantial excess capacity.

        We have a strategic foundry relationship with Global Communication Semiconductors, Inc. ("GCS"), and with the closure of our Milpitas fab GCS is currently the sole source for the manufacturing and supply of our GaAs and InGaP HBT wafers. With the recent sale of fab assets to AmpTech, Inc. ("AmpTech") and entering into a wafer manufacturing and supply agreement with AmpTech, AmpTech will provide an additional source of supply for our GaAs and InGaP HBT wafers after AmpTech starts its wafer fabrication line.

        During the second quarter of 2007 we implemented a restructuring plan to provide for the restructuring expenses, primarily severance payments, associated with a reduction of personnel.

        On August 4, 2007, our Board of Directors committed to an offshore program that will result in the transition of our final test and support operations to the Philippines. The operations are currently located in our San Jose, California facility. We have incurred and expect to incur certain restructuring costs, primarily severance benefits associated with the implementation of this plan as well as dual staffing, retention and start-up costs. The transition is expected to be completed by the end of the first quarter of 2008.

        During the third quarter of 2007 we initiated a restructuring plan for our Texas facility to cover the lease abandonment of the unused portion of our Texas facility, which was completed in the fourth quarter of 2007.

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

	Percentage of Sales Year Ended December 31,
	2007	2006	2005
Consolidated Statements of Operations Data:
Sales, net	100.0%	100.0%	100.0%
Cost of goods sold	52.2	48.6	53.5

Gross profit	47.8	51.4	46.5
Operating expenses:
Research and development	33.9	37.6	57.2
Selling and administrative	34.7	36.6	48.4
Acquired in-process research and development	—	—	10.7
Restructuring credits	(0.4)	(0.6)	—
Gain on the sale of assets held for sale	(2.1)	—	—

Total operating expenses	66.1	73.6	116.3

Loss from operations	(18.3)	(22.2)	(69.8)
Interest income	1.8	2.5	3.3
Interest expense	(0.2)	(0.1)	(0.3)
Other income—net	0.3	(0.2)	—

Loss before income taxes	(16.4)	(20.0)	(66.8)
Income tax benefit	(0.7)	(2.8)	(0.4)

Net loss	(15.7)%	(17.2)%	(66.4)%

Comparison of Years Ended December 31, 2007, 2006 and 2005

Sales

        We recognized sales of $43.9 million, $48.8 million and $31.6 million in 2007, 2006 and 2005 respectively. The decrease in 2007 sales compared to 2006 was due to overall weakness in the wireless infrastructure market. Sales in 2006 were strong with particular strength in third generation (3G) systems. Even with the overall market weakness in 2007 our sales were substantially higher than the $31.6 million recorded in 2005. Over the comparable twelve-month periods, we have experienced an approximate (7%) decrease in the mix weighted average selling price of our semiconductor products in 2007 compared to an approximate (1%) decrease in the mix weighted average selling price of our semiconductor products in 2006, when compared to 2006 and 2005 respectively. Units shipped in 2007 decreased to 22.4 million units compared to 23.9 million units in 2006 and increased from 17.0 million units in 2005. Sales in the comparable period in 2005 were also impacted by the change in application of our revenue recognition policy regarding sales to our distributors resulting in a $4.1 million revenue deferral in our second quarter of 2005. For further discussion, see Note 2 to the condensed consolidated financial statements included elsewhere in this Form 10-K.

        Significant orders for our products related to the TD-SCDMA build-out in China are currently expected to materialize in 2008. We received our first production order for these products and shipped approximately $480,000 in the first quarter of 2008. We also announced on March 10, 2008 the receipt of our second TD-SCDMA production order for approximately $1 million which is expected to be delivered early in the second quarter of 2008. We anticipate that the use of our products in the TD-SCDMA build out would have a positive impact on our total sales and financial results in 2008 but there are still substantial risks to realizing this expectation.

Cost of Goods Sold

        Our cost of goods sold for 2007 was $22.9 million, a decrease of $0.8 million or 3.3% as compared with cost of goods sold of $23.7 million in 2006. Our cost of goods sold for 2006 increased by $6.8 million or 40% as compared with cost of goods sold of $16.9 million in 2005. As a percentage of sales, our cost of goods sold increased to 52% in 2007 from 49% in 2006 and decreased from 54% in 2005. In 2007 our cost of goods sold decreased by $0.8 million compared to 2006 as a result of a decrease in SFAS 123R stock compensation expense of $167,000 and overhead spending of $1.3 million which was offset with an increase in our direct material of $673,000. We also revised our depreciation estimates for certain equipment in the wafer fabrication facility resulting in increased depreciation of $514,000 in the first quarter of 2007 over what the depreciation amount would have been. During the second half of 2007, we incurred approximately $380,000 of incremental costs associated with the transfer of our test and planning operations to the Philippines. With the increase in our direct material costs and a significant portion of our operations overhead being fixed or semi-fixed we were not able to reduce our cost of goods sold as much as sales declined which resulted in the higher cost of goods sold as a percent of sales when compared to 2006. Compared to 2005, the 2006 decrease in our cost of goods sold as a percentage of sales reflects a favorable change in our product sales mix to higher margin semiconductor products. This decrease was partially offset by inventory write-downs to reduce excess inventories to their estimated net realizable value amounting to $1.6 million for 2006. The majority of the excess inventory write-down related to a faster than anticipated industry transition to lead-free parts. We also revised our depreciation estimates for certain equipment in the wafer fabrication facility resulting in increased depreciation of $337,000 in the fourth quarter of 2006 over what the depreciation amount would have been.

        We expect to complete our test and planning transfer to the Philippines by the end of the first quarter of 2008 and we are projecting a saving of $350,000 per quarter related to cost of goods beginning in the second quarter. We are also anticipating $50,000 per quarter of selling and administrative expense savings which will result in an anticipated total program savings of $400,000 per quarter.

        With our transition to a fabless semiconductor manufacturing model and as our cost saving initiatives are realized, we expect cost of goods sold will decrease as a percentage of sales on a full year basis depending on the overall level of sales that we are able to achieve and the competitive environment.

Research and Development

        Our 2007 research and development expense was $14.9 million or 34% of sales which was a decrease of $3.4 million or 19% as compared to our 2006 research and development expense which was $18.3 million or 38% of sales. Our 2006 research and development expense increased $259,000 or 1% as compared with our research and development expense of $18.1 million or 57% of sales in 2005. The decrease in research and development expense in 2007 was primarily due to the reduced costs for our fab process development and new product materials which resulted from the closure of our internal wafer fabrication facility in March 2007 partially offset by increased SFAS 123R stock compensation expense of $423,000. The increase in research and development expense in 2006 was primarily related to stock compensation expense related to the adoption of SFAS 123R, additional effort on engineering development agreements, increased spending on design consulting services and engineering wafer processing at outside foundries which was partially offset by a decrease in overall overhead.

        We generate revenues from development contracts with customers that have enabled us to accelerate our own product development efforts. Such development revenues have only partially funded our product development activities, and we generally retain ownership of the products developed under these arrangements. As a result, we classify all development costs related to these contracts as research and development expenses. We recorded revenue of $383,000, $770,000 and $832,000 under such development agreements in 2007, 2006 and 2005, respectively.

        Product research and development is essential to our future success and we expect to continue making investments in new product development and engineering talent. In 2008, we will continue to focus our research efforts and resources on semiconductor development targeting multiple growth markets such as RF amplifiers, mixers and converters for wireless infrastructure, base station power amplifiers, WiMAX and RFID. We will also continue to explore the process capabilities of third party foundries and develop products under new process technologies such as SiGe and BiCMOS. We expect expenditures for new product development in 2008 will be lower than 2007, in absolute dollars and as percentage of sales, primarily due to savings relating to closure of our internal wafer fabrication facility in March 2007.

Selling and Administrative

        Selling and administrative expense for 2007 was $15.2 million or 35% of sales which was a decrease of $2.7 million or 15% compared to 2006. 2006 expense was $17.9 million or 37% of sales, an increase of $2.6 million or 17% as compared with selling and administrative expense of $15.3 million or 48% of sales in 2005. During 2007 selling and administrative expense decreased by approximately $489,000. This was due to several factors including (a) in 2007 we changed to a direct employee model for calling on customers as compared to primarily using manufacturers representatives in 2006, (b) 2007 severance costs were lower by $794,000 as compared to 2006 due to lower level of workforce reduction in 2007 as compared to 2006, (c) we expensed an intangible asset that no longer had value for $637,000 in 2006 which did not re-occur in 2007, and (d) $1.2 million of lower professional service expense in 2007 as we continued to tightly manage these costs. These decreases were partially offset by an increase of $981,000 in SFAS 123R stock compensation expense.

        The increase in expense during 2006 resulted from a $656,000 increase in stock compensation expense related to the adoption of SFAS 123R, $637,000 intangible asset write off related to our decision to cease the use of the Telenexus trademark and trade names intangible assets in favor of using the WJ Communications brand to market our RFID products, $102,000 increase in salaries and wages due to increases in staffing, $353,000 increase in bonuses, a $386,000 increase in professional service fees, $253,000 increase in travel expenses due to increased focus on our customers, $219,000 increase in recruiting fees related to staffing, and partially offset by $448,000 decrease in severance payments to realign our workforce to our current objectives.

        After the completion of our test and planning transfer to the Philippines by the end of the first quarter of 2008 we are also anticipating $50,000 per quarter of selling and administrative expense savings.

Acquired In-process Research and Development Expenses

        During 2005, $3.4 million of the purchase price for the acquisition of Telenexus, Inc. was allocated to acquired in-process research and development expense ("IPRD"). Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and have no future alternative use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is minimal remaining risk relating to the development which these projects did not possess at the time of the acquisition. The value assigned to IPRD charge comprised the following projects: multi-protocol readers ($1.3 million), Smart readers ($900,000) and Class 3 readers ($1.2 million). The value of these projects was determined by estimating the discounted net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project. As of December 31, 2006, these projects were substantially completed within our estimated cost.

Restructuring Charges

        On October 30, 2006, we committed to a restructuring plan to close and exit our Milpitas fabrication facility ("fab") during the first quarter of 2007. The Milpitas fab had produced a substantial portion of our gallium arsenide semiconductor products and had substantial excess capacity. We completed the closure of the Milpitas fab at the end of March 2007 and completed the final charges under the restructuring program in the fourth quarter of 2007. This restructuring program is now completed as of the end of 2007. We incurred costs of $672,000 and $174,000 in 2007 and 2006, respectively.

        On May 23, 2007 we entered into an Asset Purchase Agreement with AmpTech to sell certain wafer fabrication equipment from our closed Milpitas fabrication facility. The consideration received by us consisted of cash in the amount of $1.8 million and a warrant to purchase 200,000 shares of AmpTech common stock. The fair value of the warrant was $1,400 and was not recorded as an asset due to uncertainty of realization in the future. We recorded a gain on the sale of the wafer fabrication equipment of approximately $901,000, net of sales tax provision of $149,000 and property tax of $80,000, which was included in the income from operations in the consolidated statements of operations. The agreement also obligates AmpTech to reimburse us for certain expenses, of which AmpTech has made partial payment of $160,000 during 2007. In connection with the agreement the parties also entered into a one year Wafer Manufacturing and Supply Agreement which provides for AmpTech to manufacture and supply wafers to us utilizing our wafer production processes and for us to purchase such wafers. AmpTech is not currently producing wafers for us and is expected to complete the wafer qualification tests and begin to deliver wafers to us in April 2008. We also entered into a License Agreement whereby we license to AmpTech certain of our proprietary process technologies subject to certain restrictions. The License Agreement provides for AmpTech to pay us a royalty of 5% of its gross revenue from third parties, up to $750,000, and 3% of gross revenue thereafter for the seven year term. Products produced for us using our proprietary technology will not bear a royalty.

        We have strategic foundry relationships with GCS and AmpTech, Inc., and with the closure of our Milpitas fab GCS is currently the sole source for the manufacture and supply of our GaAs and InGaP HBT wafers. AmpTech will provide an additional source after AmpTech starts its wafer fabrication line. The foundry agreements with AmpTech and GCS will provide us with two qualified foundries.

        On August 4, 2007 we committed to an offshore program that will result in the transition of our final test and support operations to the Philippines. The operations are currently located in our San Jose, California facility. We incurred restructuring costs associated with the implementation of this plan of approximately $149,000 as well as approximately $380,000 in dual staffing and start-up costs in 2007. The transition is expected to be completed in the first quarter of 2008 and we anticipate cost savings of approximately $400,000 per quarter beginning in the second quarter of 2008.

        During the third quarter of 2007, we initiated a restructuring plan for our Texas facility to cover the lease abandonment of the unused portion of our Texas facility and accrued $142,000 for this restructuring cost. During the fourth quarter of 2007, we reached an early lease termination agreement with the landlord and turned the facility over to the landlord late in December which completed this restructuring program. Total costs associated with this program were restructuring costs of $142,000 and operating costs of $7,000.

        The restructuring expense for the year 2007 was a credit of $171,000 which consisted of charges of $675,000 for the Fab Closure restructuring plan for professional services, lease termination costs and other expenses towards closure of our Milpitas fab, accruals and charges of $149,000 for the Philippines Offshore Restructuring Plan for severance, charges of $142,000 for the Texas Restructuring Plan for the lease abandonment at our Texas facility, charges of $90,000 for the Q2 2007 restructuring plan primarily for partial severance payments, and a credit of $1.2 million for the Q3 2001 and Q3 2002 restructuring plans primarily from adjustment of estimates based on new subleases and lower utility costs.

Gain On The Sale Of Assets Held For Sale

        As described above in Restructuring Charges, on May 23, 2007 the Company entered into an Asset Purchase Agreement with AmpTech to sell certain wafer fabrication equipment from its recently closed Milpitas fabrication facility which resulted in a gain on the sale of the wafer fabrication equipment of approximately $901,000.

Interest Income, net

        Interest income represents interest earned on cash equivalents and short-term available-for-sale investments. In 2007 our interest income was $793,000, a decrease of $448,000 or 36% compared to 2006. This decline was primarily due to the decline in our average funds available for investment. In 2006 our interest income was $1.2 million, an increase of $193,000 or 18% as compared with interest income of $1.0 million in 2005. This increase resulted from an increase in interest rates offsetting a decrease in average funds available for investment.

Interest Expense

        Interest expense for 2007 was $78,000, a decrease of $5,000 from 2006. Interest expense in 2006 was $83,000, a decrease of $13,000 or 14% as compared with interest expense of $96,000 in 2005. Interest expense for all periods relates to fees associated with our revolving credit facility and outstanding letters of credit

Other Income, net

        Other income primarily consisted of the settlement of an insurance claim for a theft loss of approximately $118,000.

Income Tax

        An income tax benefit of $338,000 was recorded in 2007 compared to a tax benefit of $1.4 million in 2006. The tax benefit of $338,000 in 2007 resulted from income being taxed in foreign jurisdictions as well state taxes, reduced by certain prior period tax exposures that were no longer expected to have any cash effect. The tax benefit of $1.4 million in 2006 resulted as the statute of limitations had expired on certain estimated state tax exposures. Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due the recording of income related taxes in our international operations, reduced by certain prior period liabilities with no cash effect, and a full valuation allowance recorded against the losses for U.S. federal and California state taxes. In 2005 we also recorded a tax benefit of $120,000 that resulted as the statute of limitations had expired on certain estimated federal tax exposures. As of December 31, 2007, the balance of the contingent income tax liability was $54,000.

Liquidity and Capital Resources

        Cash, cash equivalents and short-term investments at December 31, 2007 were $16.7 million, a decrease of $8.7 million or 34% compared to the balance of $25.4 million at December 31, 2006.

        On January 23, 2007, WJ Communications, Inc. (the "Company") entered into a fifth amendment which extended the maturity date from January 21, 2007 to June 30, 2008 of its Amended and Restated Loan and Security Agreement (the "Credit Facility") between Comerica Bank and the Company dated September 23, 2003 and as amended June 13, 2005, July 12, 2005, September 28, 2005, and

December 27, 2005. Comerica also provided the Company with a letter agreement that, starting on January 22, 2007, the Company had a 30-day grace period until the credit facility automatically expired during which period the credit facility remained in full force without lapse or termination. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 2.0% or Prime less 0.25%. The Revolving Facility requires us to maintain certain financial ratios, (such as a minimum unrestricted cash balance and a minimum tangible net worth), and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank's permission. The Revolving Facility is secured by substantially all of our assets. We were in compliance with the covenants as of December 31, 2007. As of December 31, 2007, the borrowings available to the Company under the Revolving Facility were $10 million. As of December 31, 2007 and December 31, 2006, there were no outstanding borrowings under the Revolving Facility. We have letters of credit of $3.8 million issued under the credit facility as of December 31, 2007 that are being used as collateral on our leased facilities and our previously self funded workers compensation plan.

Net Cash Used by Operating Activities

        Net cash used by operations was $8.4 million, $4.8 million and $10.4 million in 2007, 2006 and 2005, respectively. Net loss in 2007, 2006 and 2005 was $7.0 million, $8.4 million and $21.0 million, respectively.

        The most significant cash item impacting the difference between net loss and cash flows used in operations in 2007 was $7.8 million used by working capital. The $7.8 million used by working capital primarily relates to a $3.9 million decrease in restructuring liabilities, a $1.4 million decrease in accruals and accounts payable, a $1.2 million increase in inventories and a $1.2 million increase in receivables. The $3.9 million decrease in restructuring liabilities primarily relates to payments against the remaining lease loss accrual and severance payments. The $1.2 million increase in inventories which resulted from inventory put in place to assure the continuity of supply during the transition to fabless business model and longer cycle time from our fab vendors compared to our internal cycle time and a high level of piece part inventory. The $1.2 million increase in receivables relates to increased level of shipments timing at the end of our year. Non-cash items included in net loss in 2007 included $3.5 million of depreciation and amortization and $3.9 million of stock-based compensation expense.

        The most significant cash item impacting the difference between net loss and cash flows used in operations in 2006 was $2.4 million used by working capital. The $2.4 million used by working capital primarily relates to a $2.6 million decrease in restructuring liabilities and a $455,000 increase in inventories. The $2.6 million decrease in restructuring liabilities primarily relates to payments against the remaining lease loss accrual. The $455,000 increase in inventories resulted from higher shipment activity levels. Non-cash items included in net loss in 2006 included $3.6 million of depreciation and amortization, $2.3 million of stock-based compensation expense and $637,000 of intangible asset impairment.

        The most significant cash item impacting the difference between net loss and cash flows used in operations in 2005 was $2.9 million used by working capital. The $2.9 million used by working capital primarily relates to a $2.7 million decrease in restructuring liabilities which were partially offset by a $1.6 million increase in accruals and accounts payable and a $516,000 decrease in inventories. The $2.7 million decrease in restructuring liabilities primarily relates to payments against the remaining lease loss accrual. The $1.6 million increase in accruals and accounts payable relates primarily to the timing of payments within terms. Non-cash items included in net loss in 2005 included $3.1 million of depreciation and amortization and $3.4 million of IPRD related to our acquisition of Telenexus, Inc.

Net Cash Provided (Used) by Investing Activities

        Net cash provided (used) by investing activities was $5.2 million, $5.8 million and ($1.5) million in 2007, 2006 and 2005, respectively. In 2007, we realized $15.6 million in proceeds from the sale and maturities of our short term investments and $1.6 million in proceeds from the disposal of property, plant and equipment which was partially offset by $9.9 million used to purchase short-term investments and $2.2 million to invest in property, plant and equipment. In 2006, we realized $29.6 million in proceeds from the sale and maturities of our short term investments which was partially offset by $21.9 million used to purchase short-term investments and $2.1 million to invest in property, plant and equipment. In 2005, we used $34.9 million to purchase short-term investments, $3.2 million to acquire Telenexus, Inc. including associated acquisition costs and $1.5 million to purchase equipment which was partially offset by $37.6 million in proceeds we realized from the sale and maturities of our short-term investments. During 2008, we expect to invest approximately $1.0 million in capital expenditures. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so during 2008.

Net Cash Provided by Financing Activities

        Net cash provided by financing activities totaled $190,000, $1.8 million and $1.7 million in 2007, 2006 and 2005, respectively. In 2007, we received net proceeds of $793,000 million from the sale of our common stock to employees through our employee stock purchase and options plans which was partially offset by $552,000 used to repurchase our common stock from employees to cover the income tax witholdings. In 2006, we received net proceeds of $2.1 million from the sale of our common stock to employees through our employee stock purchase and options plans which was partially offset by $252,000 used to repurchase our common stock from employees to cover the income tax witholdings. In 2005, we received net proceeds of approximately $1.9 million from the sale of our common stock to employees through our employee stock purchase and option plans which was partially offset by $250,000 used to repurchase our common stock from employees to cover the income tax withholdings.

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

Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2007 and the effect those obligations are expected to have on our liquidity and cash flow over the next five years (in thousands):

	Payments due by Period
Contractual obligations
	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations(1)(3)	$14,909	$4,468	$9,397	$1,044	$—
Purchase obligations(2)	3,662	3,192	470	—	—
Wafer purchase obligations(4)	250	250	—	—	—

Total(5)	$18,821	$7,910	$9,867	$1,044	$—

(1)
We lease our facilities, including our executive offices in San Jose, California, under lease agreements that expire at various dates through 2011. Total future lease obligations as of December 31, 2007, were $14.9 million, of which $9.1 million was recorded as a liability for certain facilities that were included in our restructuring accrual (current and long-term).

(2)
Purchase obligations are primarily orders for raw material, processed silicon wafers and assembly and test services. While the purchase orders are generally cancelable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service. This amount includes $426,000 purchase cancellation fee recorded as a liability. We expect to receive and pay for these materials and services within the next six months.

(3)
The only component of Other Long-Term Liabilities that requires us to make cash payments is a restructuring accrual of $7.9 million relating to the future operating lease payments on certain facilities that were included in our restructuring plans (See Note 12 to the consolidated financial statements included elsewhere in this Form 10-K). We will make these payments through 2011. We included these amounts in the operating lease total in the table above. Excluding payments under the operating lease component included in the restructuring accrual, the other components of Other Long-Term Liabilities do not contractually require us to make cash payments and primarily consist of estimated operating costs on restructured facilities, deferred rent and estimated environmental costs.

(4)
On May 23, 2007, we entered into a one year wafer manufacturing and supply agreement with AmpTech which provides for AmpTech to manufacture and supply wafers to us utilizing our wafer production processes and for us to purchase such wafers. During the initial term of the agreement, we are required to provide AmpTech with orders for a minimum quantity of wafers periodically, beginning after AmpTech is able to consistently deliver wafers. AmpTech is expected to start delivering wafers in early April of 2008 and thereafter we estimate our obligation to purchase wafers during the agreement term to be approximately $250,000.

(5)
The table above does not include possible contractual obligations related to our acquisition in June 2004 of the wireless infrastructure business and associated assets from EiC which could have required the Company to pay further consideration of up to $14 million if specific revenue and gross margin targets were achieved by March 31, 2005 and 2006. The Company has determined that the revenue and gross margin targets were not met for both of the periods and this was communicated to EiC. EiC subsequently notified the Company that it disagrees with the Company's conclusions. While the Company believes EiC's assertions are without merit and has notified EiC of such, there are no assurances as to the eventual outcome of this matter.

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

Change in Filer Status

        Commencing with the 2006 annual report and continuing this annual report on Form 10-K we are not deemed to be an accelerated filer because our public float was below the required threshold as of the last business day of our 2006 second fiscal quarter and most recently completed second fiscal quarter. As a result of becoming a non-accelerated filer, we are permitted to elect to suspend Sarbanes-Oxley Section 404 obligations to provide a management's report on internal control over financial reporting and related auditor attestation report. As we are still a non-accelerated filer in 2007, we are permitted to suspend the auditor attestation report for fiscal year 2007. We have elected to suspend our reporting obligations under Section 404 which election was approved by the Audit Committee. During the period we are permitted to suspend our reporting obligations under Section 404, we estimate that such election will save approximately $175,000 annually in external costs.

Other Matters

        Recent Accounting Pronouncements—In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties and disclosure. Upon adoption of FIN 48 on January 1, 2007, the Company recognized a cumulative adjustment to the liability for unrecognized income tax benefits in the amount of $825,000, which was accounted for as a reduction to the January 1, 2007 net deferred tax asset and valuation allowance balances.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157") and related FASB statements of position, which provides guidance for using fair value to measure assets and liabilities. The pronouncements clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 is effective for the Company as of January 1, 2008. The adoption did not have a material impact on its consolidated results of operations and financial condition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company does not expect the adoption of SFAS 159 to have a significant impact on its financial position or results of operations.

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

        Litigation—From time to time we are involved in litigation, regulatory proceedings and claims that are incidental to the conduct of our business in the ordinary course. While we currently believe that any adverse outcome of such matters would not materially affect our business or financial condition, there can be no assurance that this will ultimately be the case (See Item 3 for further information regarding our legal proceedings).

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

        Cash, Cash Equivalents and Investments—Cash and cash equivalents consist of money market funds and commercial paper acquired with original maturity or remaining maturity at date of purchase of 90 days or less and are stated at cost plus accrued interest which approximates market value. Short-term investments consist primarily of high-grade debt securities (A rating or better) with maturity greater than 90 days from the date of acquisition and are classified as available-for-sale. Short-term investments classified as available-for-sale are reported at fair market value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax, until realized. Our short-term investments are in fixed income securities and money market funds. These available-for-sale securities are subject to interest rate risk and will rise or fall in value if market interest rates change. They are also subject to short-term market risk. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

        The following table provides information about our investment portfolio and constitutes a "forward-looking statement." For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Expected Maturity Dates	Expected Maturity Amounts	Weighted Average Interest Rate
	(in thousands)
Cash equivalents:
2007	$9,870	4.13%
Short-term investments:
2007	2,698	5.16%

Fair value at December 31, 2007	$12,568

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WJ Communications, Inc.:

        We have audited the accompanying consolidated balance sheets of WJ Communications, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WJ Communications and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment". Effective January 1, 2007, the Company also changed its method of accounting for uncertainties in income taxes in accordance with Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109".

  /s/ Deloitte & Touche LLP
  San Jose, California
  March 28, 2008

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,018	$17,024
Short-term investments	2,698	8,399
Receivables (net of allowances of $440 and $417, respectively)	6,977	5,759
Inventories	6,443	5,281
Other current assets	1,144	1,563

Total current assets	31,280	38,026

PROPERTY, PLANT AND EQUIPMENT, net	5,511	7,232
Goodwill	6,834	6,834
Intangible assets, net	692	960
Other assets	179	181

	$44,496	$53,233

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	3,926	4,522
Accrued liabilities	3,262	4,080
Income tax contingency liability	54	419
Deferred margin on distributor inventory	2,687	2,824
Restructuring accrual	3,182	3,212

Total current liabilities	13,111	15,057

Restructuring accrual	7,941	12,005
Other long-term obligations	597	581

Total liabilities	21,649	27,643

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value—100,000,000 shares authorized, 70,932,414 and 69,354,888 shares issued and outstanding in 2007 and 2006, respectively	709	693
Treasury stock—2,410,814 shares in 2007 and 2,039,743 shares in 2006	(24)	(20)
Additional paid-in capital	212,972	208,840
Accumulated deficit	(190,810)	(183,923)

Total stockholders' equity	22,847	25,590

	$44,496	$53,233

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Consolidated Statements of Operations Data:
Sales, net	$43,944	$48,779	$31,597
Cost of goods sold	22,927	23,704	16,906

Gross profit	21,017	25,075	14,691
Operating expenses:
Research and development	14,904	18,329	18,070
Selling and administrative	15,248	17,869	15,295
Acquired in-process research and development	—	—	3,400
Restructuring credits	(171)	(286)	—
Gain on the sale of assets held for sale	(901)	—	—

Total operating expenses	29,080	35,912	36,765

Loss from operations	(8,063)	(10,837)	(22,074)
Interest income	793	1,241	1,048
Interest expense	(78)	(83)	(96)
Other income (expense)—net	123	(91)	14

Loss before income taxes	(7,225)	(9,770)	(21,108)
Income tax benefit	(338)	(1,366)	(120)

Net loss	$(6,887)	$(8,404)	$(20,988)

Basic and diluted net loss per share	(0.10)	(0.13)	(0.33)

Basic and diluted average shares	68,011	66,408	64,162

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Net loss	$(6,887)	$(8,404)	$(20,988)
Other comprehensive gains:
Unrealized holding gains on securities arising during period net of reclassification adjustments and taxes	—	9	3

Comprehensive loss	$(6,887)	$(8,395)	$(20,985)

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock		Treasury Stock
					Additional Paid-in Capital
	Shares	Dollars	Shares	Dollars
Balance, December 31, 2004	62,936,760	629	(1,769,772)	(18)	194,262
Net loss	—	—	—	—	—
Common stock issued	3,141,143	32	—	—	9,953
Exercise of stock options	1,377,942	14	—	—	1,441
Shares repurchased for tax withholding on employee stock transactions	—	—	(152,291)	(1)	(249)
Amortization of deferred stock compensation	—	—	—	—	—
Elimination of deferred compensation related to stock options forfeited	—	—	—	—	(87)
Unrealized holding gains on securities	—	—	—	—	—

Balance, December 31, 2005	67,455,845	675	(1,922,063)	(19)	205,320
Net loss	—	—	—	—	—
Common stock issued	676,648	6	—	—	462
Exercise of stock options	1,222,395	12	—	—	1,643
Shares repurchased for tax withholding on employee stock transactions	—	—	(117,680)	(1)	(251)
Stock-based compensation	—	—	—	—	2,329
Reclassification of deferred stock compensation upon adoption of SFAS 123R	—	—	—	—	(663)
Unrealized holding gains on securities	—	—	—	—	—

Balance, December 31, 2006	69,354,888	$693	(2,039,743)	$(20)	$208,840
Net loss
Common stock issued	1,321,285	13	—	—	430
Exercise of stock options	256,241	3	—	—	347
Shares repurchased for tax withholding on employee stock transactions	—	—	(371,071)	(4)	(546)
Stock-based compensation	—	—	—	—	3,901

Balance, December 31, 2007	70,932,414	$709	(2,410,814)	$(24)	$212,972

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

(In thousands, except share amounts)

	Accumulated Deficit	Other Comprehensive Loss	Deferred Stock Compensation	Total Stockholders' Equity
Balance, December 31, 2004	(154,531)	(12)	(365)	39,965
Net loss	(20,988)	—	—	(20,988)
Common stock issued	—	—	(1,302)	8,683
Exercise of stock options	—	—	—	1,455
Shares repurchased for tax withholding on employee stock transactions	—	—	—	(250)
Amortization of deferred stock compensation	—	—	917	917
Elimination of deferred compensation related to stock options forfeited	—	—	87	—
Unrealized holding gains on securities	—	3	—	3

Balance, December 31, 2005	(175,519)	(9)	(663)	29,785
Net loss	(8,404)	—	—	(8,404)
Common stock issued	—	—	—	468
Exercise of stock options	—	—	—	1,655
Shares repurchased for tax withholding on employee stock transactions	—	—	—	(252)
Stock-based compensation	—	—	—	2,329
Reclassification of deferred stock compensation upon adoption of SFAS 123R	—	—	663	—
Unrealized holding gains on securities	—	9	—	9

Balance, December 31, 2006	$(183,923)	$—	$—	$25,590
Net loss	(6,887)	—	—	(6,887)
Common stock issued	—	—	—	443
Exercise of stock options	—	—	—	350
Shares repurchased for tax withholding on employee stock transactions	—	—	—	(550)
Stock-based compensation	—	—	—	3,901

Balance, December 31, 2007	$190,810	$—	$—	$22,847

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
OPERATING ACTIVITIES:
Net loss	$(6,887)	$(8,404)	$(20,988)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,474	3,599	3,117
Acquired in-process research and development	—	—	3,400
Amortization of deferred financing costs	32	33	39
Gain (loss) on sale of assets held for sale	(901)	—	—
Gain (loss) on sale of assets	—	(169)	25
Restructuring charges (credits)	(171)	(286)	—
Intangible assets impairment	—	637	—
Stock based compensation	3,901	2,329	920
Allowance for doubtful accounts	28	54	20
Asset retirement obligations	—	(109)	—
Amortization of (premiums) discounts on short-term investments	(7)	(31)	161
Net changes in:
Receivables	(1,246)	1,294	26
Inventories	(1,162)	(455)	516
Other assets	419	1,068	354
Accruals and accounts payable	(1,414)	75	1,586
Income tax contingency liability	(365)	(1,400)	(128)
Deferred margin on distributor inventory	(137)	(393)	3,216
Restructuring liabilities	(3,923)	(2,605)	(2,643)

Net cash used in operating activities	(8,359)	(4,763)	(10,379)

INVESTING ACTIVITIES:
Purchase of short-term investments	(9,862)	(21,852)	(34,854)
Proceeds from sale and maturities of short-term investments	15,570	29,550	37,591
Purchases of property, plant and equipment	(2,180)	(2,135)	(1,476)
Proceeds on disposal of property, plant and equipment	1,635	244	500
Acquisition of Telenexus and related costs	—	—	(3,218)
Acquisition of EiC and related costs	—	—	(37)

Net cash provided by (used in) investing activities	5,163	5,807	(1,494)

FINANCING ACTIVITIES:
Principal payments on capital lease	(19)	(29)	—
Payments on long-term borrowings	(32)	(31)	(47)
Repurchase of common stock	(552)	(252)	(250)
Net proceeds from issuances of common stock	793	2,123	1,947

Net cash provided by financing activities	190	1,811	1,650

Net (decrease)/increase in cash and cash equivalents	(3,006)	2,855	(10,223)
Cash and cash equivalents at beginning of period	17,024	14,169	24,392

Cash and cash equivalents at end of period	$14,018	$17,024	$14,169

Other cash flow information:
Income taxes paid	$34	$51	$10
Interest paid	45	48	57
Noncash investing and financing activities:
Increase in accounts payable related to property, plant and equipment purchases	36	374	—
Issuance of common stock for Telenexus	—	—	8,190

See notes to consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS OF THE COMPANY

        WJ Communications, Inc. (formerly Watkins Johnson Company, "we", "us", "our" or the "Company") was formed after a recapitalization merger with Fox Paine on January 31, 2000. We were originally incorporated in California and reincorporated in Delaware in August 2000.

        We are a radio frequency ("RF") semiconductor company providing RF product solutions worldwide to communications equipment companies. We design, develop and manufacture innovative, high performance products for both current and next generation wireless and cable networks, and RF identification ("RFID") systems. Our RF product solutions are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies which address the radio frequency challenges of these various systems. We currently generate the majority of our revenue from our products utilized in wireless networks. Revenue from our products used in RF identification systems represents a less significant portion of our current revenue however we believe they represent one of our future growth opportunities. The RF challenge is to create product designs that function within the unique parameters of different wireless system architectures. Our solution is comprised of design expertise, advanced device technology and manufacturability. Our communications products are used by telecommunication equipment manufacturers supporting and facilitating mobile communications, enhanced voice services, data and image transport. Our objective is to be the leading supplier of innovative RF semiconductors products.

2. SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION—The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all intercompany balances and transactions.

        CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS—Cash and cash equivalents consist of money market funds and commercial paper acquired with original maturity or remaining maturity at date of purchase of 90 days or less and are stated at cost plus accrued interest which approximates market value. Short-term investments consist primarily of high-grade debt securities (A rating or better) with maturities greater than 90 days from the date of acquisition and are classified as available-for-sale. Short-term investments classified as available-for-sale are reported at fair market value with unrealized gains or losses excluded from earnings and reported as other comprehensive income (loss), a separate component of stockholders' equity, net of tax, until realized. Net realized gains and losses are included in the accompanying consolidated statements of operations as other income.

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

        INVENTORIES—Inventories are stated at the lower of cost, using average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. These write-downs amounted to approximately $1.0 million, $1.6 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. If actual conditions become less favorable than the

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

assumptions used, an additional inventory write-down may be required. Inventories, at December 31, 2007 and 2006 consisted of the following (in thousands):

	December 31,
	2007	2006
Finished goods	$1,495	$1,661
Work in progress	976	1,808
Raw materials and parts	3,972	1,812

	$6,443	$5,281

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

        At December 31, 2007 and 2006 property, plant and equipment consisted of the following (in thousands):

		December 31,
	Estimated Useful Life	2007	2006
Buildings and leasehold improvements	4 - 10 years	$3,664	$5,109
Machinery and equipment	5 - 7 years	17,598	25,289

		21,262	30,398
Accumulated depreciation and amortization		(15,751)	(23,166)

Property, plant and equipment—net		$5,511	$7,232

        Depreciation expenses were $3.5 million, $3.6 million and $3.1 million in 2007, 2006 and 2005, respectively.

        IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors the Company considers that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected, future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; significant negative industry or economic trends; or significant technological changes, which would render equipment and manufacturing processes obsolete. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets The Company recognized an impairment loss of $637,000 in 2006 relating to

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

certain acquired intangible assets that the Company discontinued using in 2006 (see Note 5). No impairment losses were incurred in 2007 and 2005.

        REVENUE RECOGNITION—The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin ("SAB") 104, "Revenue Recognition." SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. Effective the second quarter ended July 3, 2005, the Company changed the application of its revenue recognition policy regarding its distributors. The Company had previously recognized revenue upon shipment to its distributors less estimated reserves for distributor right of return, authorized price reductions for specific end customer sales opportunities and price protection based on known events and historical trends. Effective for the second quarter ended July 3, 2005, the Company recognizes revenue from its distribution channels when its distributors have sold the product to the end customer. Revenue is deferred until resale, title of products sold to distributors transfers upon shipment. Accordingly, shipments to distributors are reflected in the consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment. Deferred revenue and the corresponding cost of sales on shipments to distributors are reflected in the consolidated balance sheet on a net basis as "Deferred margin on distributor inventory."

        As this change in the application of the Company's revenue recognition policy is the result of a change in current facts and circumstances, in accordance with Accounting Principles Board Opinion No. 20 "Accounting Changes" paragraph 8, the Company accounted for the change within its second quarter ended July 3, 2005.

        Authorized Price Reductions for Specific End Customer Sales Opportunities ("Ship & Debit Allowance"):    Beginning in September 2003, the Company entered into a program where the distributor would receive a credit if it sold specific product at a reduced price to specific end customers pre-authorized by the Company. Through the quarter ended April 3, 2005, the Ship & Debit Allowance was recognized as an offset to revenue in the period such pre-authorization occurred. Since the Company began recognizing revenue from its distributor channels only when the Company's distributors sold the product to the end customers, the Ship & Debit Allowance will offset revenue only when the products with pre-authorized price reductions have been shipped to the end customer otherwise it will offset "Deferred margin on distributor inventory". As of December 31, 2007, 2006 and 2005, the Company's Ship & Debit Allowance was $207,000, $249,000 and $34,000, respectively.

        Distributor Right of Return:    In accordance with Financial Accounting Standards Board ("FASB") Statement No. 48 "Revenue Recognition When Right of Return Exists", the Company accrued a reserve based on its reasonable estimate of future returns based on historical trends and contractual limitations. Per contractual agreement, the distributor may return product three times per year under certain conditions. Due to the Company's change in application of its revenue recognition policy regarding its distributors, the Company no longer accrues a distributor stock rotation reserve.

        Distributor Price Protection:    If the Company reduces the prices of its products as negotiated with the distributor, the distributor may receive a credit for the difference between the price paid by the distributor and the reduced price on applicable unsold products remaining in the distributor's inventory

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

on the effective date of the price reduction assuming that inventory is less than 24 months old as determined by the original invoice date. When the Company recognized revenue for the shipment to its distributors, the Company reserved for distributor price protection per issue 4 of EITF 01-9 based on specific identification of its initiated price reductions and the associated reported distributor inventory. There were no such price reductions in 2007, 2006 or 2005. Effective the second quarter of 2005, the Company recognizes revenue from its distribution channels when its distributors have sold the product to the end customer.

        Development Contracts:    The Company may enter into contracts to perform research and development for others meeting the requirements of Statement of Financial Accounting Standards No. 68 "Research and Development Arrangements". Revenue under these development agreements is recognized when applicable contractual non-refundable milestones have been met, including deliverables, and does not exceed the amount that would be recognized using the percentage-of-completion accounting method based on the actual physical completion of work performed and the ratio of costs incurred to total estimated costs to complete the contract are also followed. Given the duration and nature of these development contracts, the Company believes that recognizing revenue under the percentage completion method best represents the legal and economic results of contract performance on a timely basis. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. These development contracts with customers have enabled the Company to accelerate its own product development efforts. Such development revenues have only partially funded its product development activities, and the Company generally retains ownership of the products developed under these arrangements. As a result, the Company classifies all development costs related to these contracts as research and development expenses. The achievement of contractual milestones is evidenced by written documentation provided by the customer in accordance with the applicable terms and conditions of each contract. In any period, progress on the contract is based on input measures (direct labor dollars, direct material costs and direct outside processing costs) in the ratio of costs incurred to total estimated costs. Estimated costs to complete are provided by engineering personnel directly involved in the development program and are reviewed by management and finance personnel for reasonableness given the known facts and circumstances. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. If we bill the customer prior to performing services under the development agreement, the amounts are recorded as deferred revenue. The Company recorded revenue of $338,000, $770,000 and $832,000 under development agreements in 2007, 2006 and 2005, respectively. The Company recorded deferred revenue of $36,000 and $424,000 at December 31, 2007 and 2006, respectively. No comparable amounts were recorded in 2005.

        PRODUCT WARRANTY—The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company's products. Such warranty generally ranges from 12 to 24 months. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The Company estimates the cost of warranty based on the warranty period for the product, the historical field return rates for a given product or family of products and the average cost required to

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

repair or replace the product. Components of the reserve for warranty costs during 2007, 2006 and 2005 consisted of the following (in thousands):

	December 31,
	2007	2006	2005
Beginning balance	$30	$40	$54
Additions related to current period sales	29	21	22
Warranty costs incurred in the current period	(45)	(35)	(24)
Adjustments to accruals related to prior period sales	20	4	(12)

Ending balance	$34	$30	$40

        INCOME TAXES—In accordance with SFAS No. 109, "Accounting for Income Taxes," the consolidated financial statements include provisions for deferred income taxes using the liability method for transactions that are reported in one period for financial accounting purposes and in another period for income tax purposes. Deferred tax assets, net are recognized when management believes realization of future tax benefits of temporary differences is more likely than not. In estimating future tax consequences, generally all expected future events are considered (including available carryback claims), other than enactment of changes in the tax law or rates. Valuation allowances are established to reduce deferred tax assets to the amount that is more likely than not to be realized.

        On January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As a result of the implementation of FIN 48, the Company recognized a cumulative adjustment to the liability for unrecognized income tax benefits in the amount of $825,000, which was accounted for as a reduction to the January 1, 2007 net deferred tax asset and valuation allowance balances. At the adoption date of January 1, 2007, the Company had $1.2 million of unrecognized tax benefits, $24,000 of which would affect its effective tax rate if recognized. At December 31, 2007, the Company had $1.5 million of unrecognized tax benefits.

        LOSS PER SHARE INFORMATION—Basic loss per share is computed using the daily weighted average number of common shares outstanding for the period. Diluted loss per share includes the above and reflects the potential dilution that could occur if stock options whose exercise price are less than the average share price for the period were exercised or converted into common stock and shares related to contributions under the Employee Stock Purchase Plan for pending purchases, however, such adjustments are excluded when they are anti-dilutive. In determining the dilutive effect of the stock options, the number of shares resulting from the assumed exercise of the options is reduced by the number of shares that could have been purchased by the Company with the proceeds from the exercise of such options including excess tax benefits and unamortized deferred stock compensation.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        CONCENTRATION OF CREDIT RISK—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company maintains cash in bank deposit accounts, which usually exceeds federally insured limits. The Company has not experienced any losses in such accounts. The Company invests in a variety of financial instruments such as money market funds, commercial paper and high quality corporate bonds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. At December 31, 2007, three customers represented 45%, 20% and 15% of the total accounts receivable balance. At December 31, 2006, two customers represented 23% and 20% of the total accounts receivable balance. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

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

        STOCK-BASED COMPENSATION—Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123R"). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures which included adjustments for estimated forfeitures. See Note 8 for further information regarding our stock-based compensation assumptions and expenses.

        Prior to the adoption of SFAS 123R, the Company recognized the estimated compensation cost of restricted stock over the vesting term. The estimated compensation cost is based on the fair value of the Company's common stock on the date of grant. We will continue to recognize the compensation cost, net of estimated forfeitures, over the vesting term.

        On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. SFAS 123 (R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company has adopted this simplified method.

        RECENT ACCOUNTING PRONOUNCEMENTS—In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, ("FIN 48") as an interpretation of

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

FASB Statement No. 109, Accounting for Income Taxes ("SFAS 109"). The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for us beginning January 1, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, the Company recognized a cumulative adjustment to the liability for unrecognized income tax benefits in the amount of $825,000, which was accounted for as a reduction to the January 1, 2007 net deferred tax asset and valuation allowance balances.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157") and related FASB statements of position, which provides guidance for using fair value to measure assets and liabilities. The pronouncements clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 is effective for the Company as of January 1, 2008. The Company does not expect the adoption of SFAS 157 to have a significant impact on its financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008. The Company does not expect the adoption of SFAS 159 to have a significant impact on its financial position or results of operations.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS

Available-for-Sale Investments

        Investments, which are classified as available-for-sale, are summarized below for December 31, 2007 and 2006 (in thousands):

					Classified on Balance Sheet as:
	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Investments
As of December 31, 2007
Fixed income securities	$9,869	$—	$—	$9,869	$4,578	$2,698
Money market funds	2,678	—	—	2,678	5,292	—

Total	$12,567	$—	$—	$12,567	$9,870	$2,698

As of December 31, 2006
Fixed income securities	$11,695	$—	$—	$11,695	$3,296	$8,399
Money market funds	12,750	—	—	12,750	12,750	—

Total	$24,445	$—	$—	$24,445	$16,046	$8,399

        As of December 31, 2007 and 2006, $9.8 million and $11.7 million of fixed income securities had contractual maturities of six months or less, respectively. There were no fixed income securities that had a contractual maturity beyond six months.

Impairment of Investments

        The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook for the Company, including key operational and cash flow metrics, current market conditions and future trends in the Company's industry; the Company's relative competitive position within the industry; and the Company's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Risk Management

        The Company generally places its investments with high-credit-quality counterparties and, by policy, all financial instruments and counterparties must maintain the following minimally acceptable credit ratings: commercial deposits and corporate obligations A2/A, commercial paper A-1/P-1, municipal notes MIG 1/S and P-1, municipal bonds AAA and asset back securities AAA. The Company, by policy, also limits the amount of credit exposure with any one financial institution or commercial issuer. No significant concentration of credit risk existed at December 31, 2007.

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

        The EiC acquisition agreement contained contingency clauses which could have required the Company to pay further compensation of up to $14.0 million if specific revenue and gross margin targets were achieved by March 31, 2005 and March 31, 2006. The Company determined that the revenue and the gross margin targets were not met for both periods. EiC disagreed with the Company's conclusions. While the Company believes EiC's assertions are without merit and have notified EiC of such, there can be no assurance as to the eventual outcome of this matter.

        The $14.0 million would have been payable 10% in cash and, at the Company's election, 90% in shares of its common stock. If the targets were fully attained and the Company elected to pay in shares of common stock, the number of additional shares issued would have been 2,540,323 computed at $2.48 per share, which represents the average closing price of the Company's stock during the ten day period prior to the end of the earnout period. If the Company is ultimately required to pay such consideration, the amounts would be recorded as an increase to goodwill.

        The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and accordingly the Company's consolidated financial statements from June 18, 2004 include the impact of the acquisition. The following table summarizes the allocation of the total purchase price of the EiC acquisition, as of the date of the acquisition (in thousands):

Property and equipment	$1,124
Inventory	2,038
In-process research and development	8,500
Developed technology	200
Goodwill	1,405

Total purchase price	$13,267

        The acquisition was accounted for as a purchase transaction, and accordingly, the assets of EiC were recorded at their estimated fair values at the date of the acquisition. With the exception of the goodwill and acquired in-process research and development ("IPRD"), the identified intangible assets will be amortized on a straight-line basis over their estimated useful lives, with a weighted average life of approximately five years.

        A portion of the purchase price, $8.7 million, was allocated to developed and core technology and in-process research and development ("IPRD"). Developed and core technology and IPRD were identified and valued through extensive interviews, analysis of data provided by EiC Corporation concerning developmental products, their stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS COMBINATIONS (Continued)

income method was the primary technique utilized in valuing the developed and core technology and IPRD. Under the income method, fair value reflects the present value of the projected cash flows that are expected to be generated by the products incorporating the current technologies.

        Developmental projects that reached technological feasibility were classified as developed and core technology, and the $200,000 value assigned to developed technology was capitalized to be amortized using the straight-line method over a weighted-average period of five years. Developmental projects that had not reached technological feasibility, and had no future alternative uses were classified as IPRD. The $8.5 million value allocated to projects that were identified as IPRD was charged to acquired in-process research and development in 2004. The value assigned to IPRD comprises the following projects: 12 V heterojunction bipolar transistor ("HBT") power amplifiers ($1.5 million) and 28 V HBT high power amplifiers ($7.0 million).

        The nature of the efforts required to develop the acquired IPRD into commercially viable products principally relate to the completion of planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

        In valuing the IPRD, the Company considered, among other factors, the importance of each project to the overall development plan, the projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using an after-tax discount rate of 25%. This discount rate was determined after consideration of the Company's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

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

Telenexus Acquisition

        On January 28, 2005, the Company completed its acquisition of Telenexus, Inc. ("Telenexus"). Pursuant to an Agreement and Plan of Merger, dated January 19, 2005, by and between the Company, WJ Newco, LLC (the "WJ Sub"), Telenexus and Richard J. Swanson, Wilfred K. Lau, David Fried, Kurt Christensen and Mark Sutton (collectively the "Shareholders"), Telenexus merged with and into the WJ Sub effective on January 29, 2005. The WJ Sub was the survivor in the merger and is a wholly owned subsidiary of the Company. By virtue of the merger, the Company purchased through the WJ Sub all of the assets necessary for the conduct of the radio frequency identification ("RFID") business of Telenexus, consisting primarily of, and including, but not limited to RFID modules, baseband processing algorithm technology, applications software and realizations of several reader product designs.

        The consideration paid by the Company on the closing date in connection with the merger consisted of cash in the amount of $3.0 million and 2,333,333 shares of the Company's common stock

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS COMBINATIONS (Continued)

valued at $8.2 million at the closing date. Including acquisition costs of $230,000, the aggregate purchase price for the net assets of Telenexus totaled $11.4 million. The fair value of the Company's common stock was determined based on the average closing price per share of the Company's common stock over a 5-day period beginning two trading days before and ending two trading days after the amended terms of the acquisition were agreed to and announced (January 31, 2005).

        In addition to the closing consideration, the sellers could have been entitled to further compensation of up to $2.5 million in cash and up to 833,333 shares of the Company's common stock if the Company achieved certain revenue targets by July 28, 2006. The Company determined that the revenue targets were not met and communicated its conclusion to the selling shareholders. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and accordingly the Company's consolidated financial statements from January 28, 2005 include the impact of the acquisition.

        In accordance with SFAS No. 141, the total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values at the acquisition date with the excess purchase price allocated to goodwill. The Company determined that acquiring Telenexus, Inc. was a more cost effective means of developing the RFID products and technology necessary to continue to enhance its RFID reader offerings to further capitalize on market opportunity than developing the products and technology internally. The acquisition also offered the Company the opportunity to shorten the time it takes to bring additional RFID reader products and technology to market. The valuation of the identifiable intangible assets acquired reflects management's estimates. The following table summarizes the allocation of the total purchase price of the Telenexus acquisition, as of the date of the acquisition (in thousands):

Net tangible assets	$579
In-process research and development	3,400
Amortizable intangible assets:
Developed technology	40
Customer relationships	900
Trademarks and trade names	700
Non-competition agreements	400
Goodwill	5,401

Total purchase price	$11,420

        With the exception of the goodwill and IPRD, the identified intangible assets consisting of existing technology, customer relationships, trademarks and trade names and non-competition agreements will be amortized on a straight-line basis over their estimated useful lives, with a weighted average life of approximately eight years. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), goodwill of $5.5 million will not be amortized and will be tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Company's policy on impairment analysis.

        Prior to the acquisition, the Company and Telenexus had entered into an agreement to jointly design, develop and produce a Personal Computer Memory Card International Association ("PCMCIA") Type II Multi-Protocol RFID reader. The Company has evaluated the effective settlement

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS COMBINATIONS (Continued)

of this preexisting executory contract and the associated reacquired right to the use of its technology in accordance with Emerging Issues Task Force ("EITF") 04-1 "Accounting for Preexisting Relationships between the Parties to a Business Combination." The Company has determined that the effective settlement of the executory contract and the associated reacquired right to use its technology was neither favorable nor unfavorable as the agreement represented fair value when compared to similar market transactions and there were no stated settlement provisions in the contract.

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

        In valuing the IPRD, the Company considered, among other factors, the importance of each project to the overall development plan, the projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using an after-tax discount rate of 25%. This discount rate was determined after consideration of the Company's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

5. GOODWILL AND INTANGIBLE ASSETS

        The Company periodically evaluates its goodwill in accordance with SFAS No. 142 for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business, or significant negative industry or economic trends. If these criteria indicate that the value of the goodwill may be impaired, an evaluation of the recoverability of the net carrying value is made. Irrespective of the aforementioned circumstances where impairment indicators are present, the

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

Company is required by SFAS No. 142 to test its goodwill for impairment at least annually. The Company has chosen the end of its fiscal month of May as the date of its annual impairment test. The Company has determined its goodwill was not impaired as of May 31, 2007 and as of December 31, 2007.

        The changes in the carrying value of goodwill as of December 31, 2007 are as follows (in thousands):

Balance as of December 31, 2005	$6,806
Adjustments to goodwill	28

Balance as of December 31, 2006	6,834
Adjustments to goodwill	—

Balance as of December 31, 2007	$6,834

        Intangible assets are recorded at cost, less accumulated amortization. During the quarter ended April 2, 2006, the Company determined that it would no longer use the Telenexus trademarks and trade names and would instead market its RFID products under the WJ Communications brand. As such, the remaining unamortized balance of $637,000 was expensed as "Selling and administrative" which is reflected in the accompanying consolidated statements of operations for the year ended December 31, 2006.

        The following tables present details of the Company's purchased intangible assets (in thousands):

		As of December 31, 2007			As of December 31, 2006
Description	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
EiC acquisition
Purchased developed technology	5 years	$200	$140	$60	$200	$100	$100
Telenexus acquisition
Purchased developed technology	1.2 years	40	40	—	40	40	—
Customer relationships	7 years	900	376	524	900	250	650
Non-competition agreements	4 years	400	292	108	400	190	210

Total identified intangible assets		$1,540	$848	$692	$1,540	$580	$960

        For the year ended December 31, 2007, 2006 and 2005, amortization of purchased intangible assets included in cost of goods sold was approximately $40,000, $48,000 and $72,000, respectively. For the year ended December 31, 2007, 2006 and 2005, amortization of purchased intangible assets included in operating expense was approximately $229,000, $238,000 and $264,000, respectively. Amortization is computed using the straight-line method over the estimated useful life of the intangible asset. The intangible assets related to purchased developed technology is amortized to cost of goods sold. The intangible assets related to customer relationships, trademarks and trade names and non-competition

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

agreements with sales/engineering personnel are amortized to operating expense. The Company expects that annual amortization of acquired intangible assets to be as follows (in thousands):

	EiC	Telenexus	Total
Fiscal year:
2008	$40	$229	$269
2009	20	136	156
2010		129	129
2011	—	128	128
2012	—	10	10

Total amortization	$60	$632	$692

6. BORROWING ARRANGEMENTS

        On January 23, 2007, the Company entered into a fifth amendment to extend the maturity date from January 21, 2007 to June 30, 2008 to its Amended and Restated Loan and Security Agreement (the "Revolving Credit Facility") between Comerica Bank and the Company dated September 23, 2003. Comerica also provided the Company with a letter agreement, starting on January 22, 2007, that the Company had a 30-day grace period until the credit facility automatically expired during which period the credit facility remained in full force without lapse or termination. Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 2.0% or Prime less 0.25%. The Revolving Facility requires the Company to maintain certain financial ratios, (such as a minimum unrestricted cash balance and a minimum tangible net worth), and contains limitations on, among other things, the Company's ability to incur indebtedness, pay dividends and make acquisitions without the bank's permission. The Revolving Facility is secured by substantially all of the Company's assets. The Company was in compliance with the covenants as of December 31, 2007. As of December 31, 2007, the borrowings available to the Company under the Revolving Facility was $10 million. As of December 31, 2007 and December 31, 2006, there were no outstanding borrowings under the Revolving Facility. We have letters of credit of $3.8 million available as of December 31, 2007 that are being used as collateral on our leased facilities and workers compensation obligations.

7. OTHER LONG-TERM OBLIGATIONS

        Long-term obligations, excluding amounts due within one year, consist of the following (in thousands):

	December 31,
	2007	2006
Environmental remediation (Note 10)	$48	$56
Deferred rent	520	496
Long-term advances and deposits	29	29

Total	$597	$581

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' EQUITY

        On January 28, 2004, the Company completed a secondary underwritten public offering of 2,000,000 shares of common stock at $5.75 per share, resulting in net proceeds of $10.1 million.

        In March 2003, the Company's Board of Directors (the "Board") authorized the repurchase of up to $2.0 million of the Company's common stock. In October 2003, the Board approved an additional $2.0 million to expand this existing share repurchase program increasing the total amount authorized to $4.0 million. Purchases under this stock repurchase program were made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases were commenced or suspended at any time or from time-to-time without prior notice. During the year ended December 31, 2003, $2.8 million was utilized to purchase 1,340,719 shares of the Company's common stock at a weighted average purchase price of $2.08 per share. All of the purchases were made on the NASDAQ Global Market at prevailing open market prices using general corporate funds. This stock repurchase program ended as of the annual shareholder meeting on July 22, 2004. On July 27, 2004 the Company announced that its Board of Directors authorized a new repurchase program of up to $2.0 million of the Company's common stock. This new program was effective July 27, 2004 and replaced all previous repurchase programs. Under this new program, $920,000 was utilized to purchase 429,053 shares of the Company's common stock at a weighted average purchase price of $2.12 per share. This program expired on July 26, 2005. The repurchases reduced the Company's cash and interest income during the period and correspondingly reduced the number of the Company's outstanding shares of common stock.

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

        This plan amendment did not affect any other terms of the "2000 Stock Incentive Plan." On May 29, 2003, the Board approved the adoption of an amendment to the Company's "2000 Non-Employee Director Compensation Plan" to increase the number of shares of common stock authorized for issuance from 570,000 to 800,000, which was approved by the Company's stockholders on July 15, 2003 at the Company's Annual Meeting of Stockholders. Also on May 29, 2003, the Board approved the adoption of a second amendment to the Company's "2000 Stock Incentive Plan" so that options granted to employees under the "2000 Stock Incentive Plan" will qualify as performance-based compensation under Internal Revenue Code Section 162(m) and thereby not be subject to a deduction limitation. Particularly, the amendment to the "2000 Stock Incentive Plan" provides that no employee or prospective employee shall be granted one or more options within any fiscal year which in the aggregate are for the purchase of more than 3,000,000 shares. On June 1, 2006, the Company's Board of Directors approved the adoption of an amendment to the Company's "Amended and Restated 2000 Non-Employee Director Compensation Plan" to increase the number of shares of common stock authorized for issuance from 800,000 to 1,000,000, which was approved by the Company's stockholders on July 20, 2006 at the Company's Annual Meeting of Stockholders. The total number of shares of common stock authorized for issuance pursuant to the Plans is 22,000,000 shares.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' EQUITY (Continued)

        On May 23, 2001, the Company's 2001 Employee Stock Incentive Plan was adopted and approved by the Board and the Company's stockholders. Under the "2001 Employee Stock Incentive Plan", the Company may grant incentive awards in the form of options to purchase shares of the Company's common stock, restricted shares, common stock and stock appreciation rights to participants, which include employees which are not officers and directors of the Company and its affiliates and consultants to the Company and its affiliates. The total number of shares of common stock reserved and available for grant under the "2001 Employee Stock Incentive Plan" is 2,000,000 shares. Shares subject to award under the "2001 Employee Stock Incentive Plan" may be authorized and unissued shares or may be treasury shares. Stock options may include incentive stock options, nonqualified stock options or both, in each case, with or without stock appreciation rights.

        In fiscal 2006, the Compensation Committee of the Board of Directors awarded 1,977,990 Performance Accelerated Restricted Stock Units to employees (PARSUs). 1,403,640 of the PARSUs were issued under the "Amended and Restated 2000 Stock Incentive Plan" and 574,350 of the PARSUs were issued under the "2001 Employee Stock Incentive Plan". The PARSUs vest upon the achievement of performance targets that are determined by the Compensation Committee of the Board of Directors. Any PARSUs that do not vest upon the achievement of performance targets cliff vest at the end of four years. During 2007 the Compensation Committee of the Board of Directors awarded 3,187,238 PARSUs to employees.

        The Company's Board of Directors approved the adoption of an amendment to the Company's "Amended and Restated 2000 Stock Incentive Plan" to increase the number of shares of common stock authorized for issuance from 19,000,000 to 19,500,000, which was approved by the Company's stockholders on July 19, 2007 at the Company's Annual Meeting of Stockholders.

        The Company's Board of Directors approved the adoption of an amendment to the Company's "Amended and Restated 2000 Non-Employee Director Compensation Plan" to increase the number of shares of common stock authorized for issuance from 1,000,000 to 1,250,000, which was approved by the Company's stockholders on July 19, 2007 at the Company's Annual Meeting of Stockholders.

        The Company's stock option plans provide that options granted under the stock option plans will have a term of no more than 10 years. Options granted under the stock option plans have vesting periods ranging from two to four years. The provisions of the stock option plans provide that under certain circumstances, such as a change in control, the achievement of certain performance objectives, or certain liquidity events, the outstanding option may be subject to accelerated vesting. As of December 31, 2007 the number of shares available for future grants under the above plans was 3,206,895. Stock options may include incentive stock options, nonqualified stock options or both, in each case, with or without stock appreciation rights and PARSUs.

STOCK-BASED COMPENSATION

        Effective January 1, 2006, the Company adopted SFAS 123R. During the fiscal year 2007, the Company granted only PARSUs to employees and stock options to the Board of Directors. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' EQUITY (Continued)

the Company's expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

        The Company estimates the expected term of options granted by reviewing annual historical employee exercise behavior of option grants with similar vesting periods and the expected life assumptions of semiconductor peer companies. The Company's estimate of pre-vesting option forfeitures is based on historical pre-vest termination rates and those of semiconductor peer companies and it records stock-based compensation expense only for those awards that are expected to vest. The Company considered (along with its own actual experience) the forfeiture rates of semiconductor peer companies due to its lack of extensive history. The Company's volatility assumption is forecasted based on its historical volatility over the expected term. The Company bases the risk-free interest rate that it uses in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

        The weighted average fair value of stock-based awards granted in fiscal years 2007, 2006 and 2005 reported below have been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2007	2006	2005
Employee Stock Option Plans:
Fair value	$0.74	$1.33	$0.88
Dividend yield	0.0%	0.0%	0.0%
Volatility	81.1%	84.9%	82.1%
Risk free interest rate at the time of grant	4.9%	4.6%	4.1%
Expected term to exercise (in months from the grant date)	53	51	48
Employee Stock Purchase Plan:
Fair value	$0.55	$0.56	$0.70
Dividend yield	0.0%	0.0%	0.0%
Volatility	78.1%	64.4%	75.4%
Risk free interest rate at the time of grant	3.9%	4.7%	2.7%
Expected term to exercise (in months from the grant date)	6	6	6

        The following table presents details of stock-based compensation expense by functional line item (in thousands):

	2007	2006	2005
Cost of goods sold	$687	$520	$62
Research and development	908	485	161
Selling and administrative	2,306	1,324	697

	$3,901	$2,329	$920

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' EQUITY (Continued)

        The amounts included in the years ended December 31, 2007 and 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company's consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The impact on basic and diluted net loss per share for the years ended December 31, 2007 and 2006 from the adoption of SFAS 123R was $0.06 and $0.04, respectively.

        The following table illustrates the effect for periods prior to the adoption of SFAS 123R on net loss had compensation cost for all of the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans, and amortized to expense over the vesting period of the awards consistent with the methodology prescribed under SFAS 123, "Accounting for Stock-Based Compensation" (in thousands except per share amounts):

Year Ending December 31, 2005
Reported net loss	$(20,988)
Add: Total stock-based employee compensation expense included in reported net loss	920
Deduct: Total stock-based employee compensation expense under fair value based method for all awards	(1,116)

Pro forma loss	$(21,184)

Reported net loss per basic and diluted share	$(0.33)

Pro forma net loss per basic and diluted share	$(0.33)

        Activity under the stock option plans during 2007, 2006 and 2005 are set forth below:

	Shares	Weighted Average Exercise Price
2005
Granted (weighted average fair value of $0.88 per option)	1,728,000	$1.43
Exercised	(1,377,942)	$1.06
Cancelled	(4,710,695)	$3.08
At December 31:
Outstanding	9,366,759	$1.87
Exercisable	5,225,843	$2.02

	Shares	Weighted Average Exercise Price
2006
Granted (weighted average fair value of $1.33 per option)	4,109,990	$1.08
Exercised	(1,222,395)	$1.35
Cancelled	(3,366,074)	$2.34
At December 31:
Outstanding	8,888,280	$1.40
Exercisable	2,919,621	$1.71

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' EQUITY (Continued)

	Shares	Weighted Average Exercise Price
2007
Granted (weighted average fair value of $0.74 per option)	3,331,238	$0.07
Exercised	(591,610)	$0.59
Cancelled	(1,267,707)	$1.39
At December 31:
Outstanding	10,360,201	$1.02
Exercisable	3,768,739	$1.70

        The total intrinsic value of options exercised during 2007, 2006 and 2005 was $637,000, $682,000 and $777,000, respectively.

        The aggregate intrinsic value of options and PARSUs outstanding and options and PARSUs exercisable as of December 31, 2007 was $3.1 million and $0, respectively. The intrinsic value is calculated as the difference between the market value as of December 31, 2007 and the exercise price of shares that were in the money at December 31, 2007. The market value of as December 31, 2007 was $0.74 as reported by NASDAQ.

        As of December 31, 2007, the weighted average remaining contractual life of stock options and PARSUs outstanding and exercisable was 6.8 years and 5.0 years respectively.

        The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 to $0.01	4,173,563	8.7	$0.00	—	$—
$0.02 to $1.00	743,500	7.7	$0.93	421,583	$0.93
$1.01 to $1.50	2,989,988	3.3	$1.39	2,012,408	$1.39
$1.51 to $2.00	990,750	8.2	$1.66	528,750	$1.65
$2.01 to $3.00	1,179,000	7.8	$2.56	588,958	$2.60
$3.01 to $5.00	275,000	6.4	$3.41	212,500	$3.43
$5.01 to $15.00	5,000	2.9	$12.94	2,500	$12.94
$15.01 to $26.75	3,400	2.8	$26.75	2,040	$26.75

	10,360,201	6.8	$1.02	3,768,739	$1.70

        As of December 31, 2007, there was $4.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards granted to employees and non-employee members of the Board of Directors. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.7 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards to employees or assumes unvested equity awards in connection with acquisitions.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' EQUITY (Continued)

        Restricted (i.e., non-vested) stock activity under the Company's stock incentive plans during the year ended December 31, 2007 and 2006 is set forth below, (in thousands except per share amounts):

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2005	430,560	$1.49
Grants	670,000	$1.71
Vested	(316,656)	$1.57

Unvested at December 31, 2006	783,904	$1.65
Grants	—	$—
Vested	(586,656)	$1.68

Unvested at December 31, 2007	197,248	$1.56

        The total intrinsic value of restricted stock vested during the year ended December 31, 2007 was $348,000 based on the vest date intrinsic value.

        As of December 31, 2007, there was $144,000 of unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted average period of 0.6 years. In addition, additional compensation cost may be recognized on performance based restricted stock awards if the performance targets become probable of achievement.

        EMPLOYEE STOCK PURCHASE PLAN ("ESPP")—In May 2001, the Company's stockholders approved the adoption of the Company's 2001 Employee Stock Purchase Plan (the "Purchase Plan"). Up to 1,500,000 shares of Common Stock may be issued under the Purchase Plan. Under the plan, all eligible employees may purchase shares of the Company's common stock at six-month intervals at 85% of fair market value (calculated in the manner provided under the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation. The plan imposes certain limitations upon an employee's right to acquire common stock, such as no employee may be granted rights to purchase more than $25,000 worth of common stock for each calendar year in which such rights are at any time outstanding. On June 1, 2006, the Company's Board of Directors approved the adoption of an amendment to the Company's Purchase Plan to increase the number of shares of common stock authorized for issuance from 1,500,000 to 2,250,000, which was approved by the Company's stockholders on July 20, 2006 at the Company's Annual Meeting of Stockholders.

        In fiscal 2007, 168,936 and 230,324 shares were issued under this Purchase Plan at an average price of $1.44 and $0.83 for the Purchase Plan intervals ended May 2007 and November 2007, respectively. In fiscal 2006, 222,762 and 137,230 shares were issued under this Purchase Plan at an average price of $1.13 and $1.56 for the Purchase Plan intervals ended April 2006 and October 2006, respectively. In fiscal 2005, 142,453 shares and 267,417 shares were issued under this Purchase Plan at an average price of $1.99 and $1.11 for the Purchase Plan intervals ended April 2005 and October 2005, respectively. At December 31, 2007, 537,322 shares were available for future issuance under the Purchase Plan.

        As of December 31, 2007, there was $37,000 of unamortized compensation cost related to the Purchase Plan. The unamortized compensation cost is expected to be recognized over a weighted average period of 0.5 year.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES

        The components of income (loss) before income taxes consist of the following (in thousands):

	Year ended December 31,
	2007	2006	2005
Loss before income taxes:
United States	$(7,160)	$(9,770)	$(21,108)
Foreign	(65)	—	—

	$(7,225)	$(9,770)	$(21,108)

        The expense (benefit) from federal and state income taxes is as follows. Foreign income (loss) before income taxes was insignificant for all years.

	2007	2006	2005
	(in thousands)
Current:
Federal	$(83)	$(1,373)	$(123)
State	(301)	7	3
Foreign	46	—	—

Total current	(338)	(1,366)	(120)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign
Total deferred	—	—	—

Total	$(338)	$(1,366)	$(120)

        In 2007 we recorded a net tax benefit of $338,000 primarily related to prior period exposures that were no longer expected to have any cash effect, partially offset by state and foreign taxes. In 2006, we recorded a net tax benefit of $1.4 million as the statute of limitations had expired on certain estimated state tax exposures. The tax benefit for 2005 of $120,000 resulted as the statute of limitations expired on certain estimated federal tax exposures.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        The differences between the effective income tax rate as applied to loss from operations and the statutory federal income tax rate are as follows:

	2007	2006	2005
Statutory federal tax rate	(35.0)%	(35.0)%	(35.0)%
Research and development credit	(8.9)	(6.7)	(3.0)
State taxes, net of federal tax benefit	(5.6)	(5.7)	(5.7)
Foreign taxes	0.6	—	—
In-process research and development	—	—	6.6
Expired foreign tax credit	—	—	2.1
Other	1.3	0.7	1.6
Prior period tax exposures with no cash effect	(5.6)	—	—
Tax reserve no longer required	—	(14.1)	(0.6)
Change in valuation allowance	48.5	46.8	33.4

Effective tax rate	(4.7)%	(14.0)%	(0.6)%

        Deferred tax assets are recognized when management believes realization of future tax benefits of temporary differences is more likely than not. In estimating future tax consequences, all expected future events are considered (including available carryback claims), other than enactment of changes in the tax law or rates. Valuation allowances are established to reduce deferred tax assets to the amount that is more likely than not to be realized. Deferred tax amounts are comprised of the following at December 31 (in thousands):

	2007	2006
Net operating loss	$30,032	$24,609
Restructuring accrual	4,533	6,201
Depreciation and amortization	10,042	11,706
Accounts receivable valuation	179	189
Inventory valuation	1,893	2,411
Stock related compensation	1,611	679
Tax credits	8,438	8,815
Employee benefit related accruals	348	360
Other	772	536

Total deferred tax assets	57,848	55,506
Valuation allowance	(57,848)	(55,506)

Total deferred tax assets	$—	$—

Income tax contingency liability	$54	$1,818

        As of December 31, 2007, the Company had $1.7 million in federal minimum tax credit carryforwards which are available indefinitely. The Company also had federal R&D tax credit carryforwards of $5.6 million, which begin to expire in 2012. Additionally, the Company had state tax

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

credit carryforwards of $3.2 million of which $0.6 million begin to expire in 2009 and $2.6 million are available indefinitely.

        At December 31, 2007 the Company had $71.5 million of federal net operating loss carryforwards which will expire beginning in 2023. The Company also had state net operating loss carryforwards of $93.0 million, which begin to expire in 2013. $7.5m of the federal losses and $7.5m of state losses relate to stock option deductions, and when recognized, the income tax benefit of these losses will be accounted for as a credit to stockholders' equity on the Balance Sheet rather than the Statement of Operations.

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

        On January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As a result of the implementation of FIN 48, the Company recognized a cumulative adjustment to the liability for unrecognized income tax benefits in the amount of $825,000, which was accounted for as a reduction to the January 1, 2007 net deferred tax asset and valuation allowance balances. At the adoption date of January 1, 2007, the Company had $1.2 million of unrecognized tax benefits, inclusive of interest and penalties, $24,000 of which would affect its effective tax rate if recognized. At December 31, 2007, the Company had $1.5 million of unrecognized tax benefits, inclusive of interest and penalties, $30,000 of which would affect its effective tax rate if recognized.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(in thousands)
Balance at January 1, 2007	$1,240
Additions for Tax Positions of Current Period	200
Additions for Tax Positions of Prior Years	30

Balance at December 31, 2007	$1,470

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate is $22,000, exclusive of interest, as of December 31, 2007. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest and penalties of approximately $2,000 and $8,000 at January 1, 2007 and December 31, 2007, respectively.

        The Company files income tax returns in the U.S. federal jurisdiction, a few states and foreign jurisdictions. As of December 31, 2007, the federal returns for the years ended 2004 through the current period and certain state returns for the years ended 2003 through the current period are still open to examination. However, due to the fact the Company had net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.

        The reconciliation of the unrecognized gross tax benefit of $1.5 million on the balance sheet is as follows: $30,000 in the income taxes payable, and $1.4 million as a reduction to deferred tax assets. The total amount of unrecognized tax benefit, net of federal benefit for the deduction of such items as interest that, if recognized, would affect the effective tax rate is $30,000.

        Uncertain tax positions relate primarily to the determination of the research and development tax credit. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 month.

10. COMMITMENTS AND CONTINGENCIES

Commitments

        The Company leases its facilities under various non-cancelable operating leases expiring through January 2011. See Note 12 for a discussion of restructuring charges recorded related to these leases.

        Minimum lease commitments as of December 31, 2007 under non-cancelable leases are as follows (in thousands):

Operating Leases
Lease payments:
2008	$4,468
2009	4,635
2010	4,762
2011	1,044
Remaining years	—

Total	$14,909

        Rent expense in 2007, 2006 and 2005 was $3.0 million, $3.3 million and $3.1 million, respectively.

        The Company subleases to third parties approximately 31,800 square feet of its abandoned leased space under non-cancelable operating leases expiring through January 2011. This sublease income is incorporated in the restructuring charges related to our lease loss accruals (see Note 12).

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

        Minimum sublease income commitments as of December 31, 2007 under non-cancelable leases are as follows (in thousands):

Operating Leases
Sublease rental income:
2008	$508
2009	249
2010	251
2011	21
Remaining years	—

Total	$1,029

        Sublease rental income earned in 2007, 2006 and 2005 was $666,000, $533,000 and $424,000, respectively.

        On May 23, 2007, we entered into a one year wafer manufacturing and supply agreement with AmpTech which provides for AmpTech to manufacture and supply wafers to us utilizing our wafer production processes and for us to purchase such wafers. During the initial term of the agreement, we are required to provide AmpTech with orders for a minimum quantity of wafers periodically, beginning after AmpTech is able to consistently deliver wafers. AmpTech is in process of passing qualifications and is expected to start delivering wafers by April of 2008 and thereafter we estimate our obligation to purchase wafers during the agreement term to be approximately $250,000.

        We recently have reached a licensing agreement in principle with the The Lemelson Foundation to resolve the four beam processing and LOCOS patents issue described in litigation, for a total fee of $115,000.

        We have recorded a liability of $426,000 for cancellation charges for product which we subsequently determined we were unable to use.

Environmental Remediation

        Our current operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. The Company has an accrued liability of $54,000 as of December 31, 2007 to offset estimated program oversight, remediation actions and record retention costs. In 2005 the accrued liability was reduced by $100,000 when it was determined that the probability of an assessment for a prior violation was remote. Expenditures charged against the provision totaled $8,000, $5,000 and $9,000 in 2007, 2006 and 2005, respectively.

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

        With respect to our other former production facilities, to date either no contamination of significance has been identified or reported to us or the regulatory agency involved has granted closure with respect to the identified contamination. Nevertheless, we may face environmental liabilities related to these sites in the future.

Indemnification

        As part of the Company's normal ongoing business operations and consistent with industry practice, the Company enters into numerous agreements with other parties, which apportion future risks among the parties to the transaction or relationship governed by the agreements. One method of apportioning risk is the inclusion of provisions requiring one party to indemnify the other against losses that might otherwise be incurred by the other party in the future. Many of the Company's agreements contain an indemnity or indemnities that require us to perform certain acts, such as remediation, as a result of the occurrence of a triggering event or condition. The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain IP rights, specified environmental matters, and certain income taxes. In each of these circumstances, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claims. Further, the Company's obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company.

        The nature of these numerous indemnity obligations are diverse and each has different terms, business purposes, and triggering events or conditions. Consistent with customary business practice, any particular indemnity obligation incurred is the result of a negotiated transaction or contractual relationship for which we have accepted a certain level of risk in return for a financial or other type of benefit. In addition, the indemnities in each agreement vary widely in their definitions of both triggering events and the resulting obligations contingent on those triggering events. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements were insignificant and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

        As permitted under Delaware law, the Company has agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that reduces its exposure and enables it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is not significant.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

Other Contingencies

        From time to time, the Company is involved in various legal actions which arise in the ordinary course of its business activities. Management does not currently believe that any adverse outcome from these matters would ultimately have a material impact on the Company's results of operations or financial position. However, there can be no assurance that this will ultimately be the case.

11. EMPLOYEE BENEFIT PLANS

        The Company has an Employees' Investment 401(k) Plan that covers substantially all U.S. employees and provides that the Company match employees' salary deferrals up to 3% of eligible employee compensation. The amounts charged to operations were $377,000, $403,000 and $414,000 in 2007, 2006 and 2005, respectively.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. RESTRUCTURING CHARGES

        The following table summarizes restructuring accrual activity recorded during the years 2005 though December 31, 2007 (in thousands):

	Restructuring Plans
	Q3 2001 Lease Loss	Q3 2002 Lease Loss	Q4 2006 Fab Closure	Q2 2007 Personnel	Q3 2007 Restructure	TOTAL
Balance at January 1, 2005	11,192	9,559	—	—	—	20,751
2005 additional charge	46	8	—	—	—	54
Cash payments	(1,420)	(1,277)	—	—	—	(2,697)

Balance at December 31, 2005	9,818	8,290	—	—	—	18,108
2006 additional charge (credit)	27	(487)	174	—	—	(286)
Cash payments	(1,291)	(1,314)	—			(2,605)

Balance at December 31, 2006	8,554	6,489	174	—	—	15,217
2007 additional charge (credit)	(1,213)	(11)	672	90	291	(171) (1)
Cash payments	(1,390)	(1,417)	(846)	(90)	(180)	(3,923)

Balance at December 31, 2007	5,951	5,061	—	—	111	11,123 (2)

(1)
The consolidated statements of operations "restructuring charges" for the twelve months ended December 31, 2007 and 2006, includes the following charges (credits) and restructuring charges that were expensed as incurred (in thousands):

	Twelve Months Ended
	December 31, 2007	December 31, 2006
Restructuring Plans
Q3 2001 Lease Loss	$(1,213)	$27
Q3 2002 Lease Loss	15	(487)
Q4 2002 Fab Closure	(1)	174
Q2 2007 Personnel	90	—
Q3 2007 Restructure	291	—

	(818)	(286)
Expensed as incurred	647	—

	$(171)	$(286)

(2)
Of the accrued restructuring liability at December 31, 2007, the Company expects $3.2 million of the lease loss to be paid out over the next twelve months. As such, this amount is recorded as a current liability and the remaining $7.9 million to be paid out over the remaining life of the lease of approximately three years is recorded as a long-term liability.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. RESTRUCTURING CHARGES (Continued)

Third Quarter 2007 Restructuring Plans

        During the third quarter of 2007 the Company committed to two restructuring plans: 1) transitioning of certain operations to the Philippines and 2) partial abandonment of its lease from its Texas facility.

        On August 4, 2007 the Company committed to an offshore program that will result in the transition of the Company's final test and support operations to the Philippines. The program was commenced during the third quarter of 2007 and is expected to be completed by the end of the first quarter of 2008. The operations were located in the Company's San Jose, California facility. The restructuring plan covers the severance expense of approximately $149,000.

        During the third quarter of 2007, we implemented a restructuring plan for our Texas facility to cover the lease abandonment of the unused portion of our Texas facility and $142,000 was accrued for this restructuring cost. During the fourth quarter of 2007, we reached an early lease termination agreement with the landlord and turned the facility over the landlord late in December which completed this restructuring program. Total costs associated with this program were restructuring costs of $142,000 and operating costs of $7,000.

Second Quarter 2007 Restructuring Plan

        The Q2 2007 Restructuring Plan covers the restructuring expenses primarily related to severance payments of approximately $90,000 associated with the reduction of personnel. All expenses under this plan have been settled during the second and third quarters of 2007.

Fourth Quarter 2006 Restructuring Plan

        On October 30, 2006, the Company committed to a restructuring plan to close and exit the Company's Milpitas fabrication facility ("fab") during the first quarter of 2007. The Company completed the closure of the Milpitas fab at the end of March 2007. The Milpitas fab produced some of the Company's gallium arsenide semiconductor products and had substantial excess capacity. The Company's lease of the fab building expired on November 14, 2006 and in accordance with the terms of the lease the Company had continued the lease on a month-to-month basis until the closure of the sale of the fab equipment to AmpTech, Inc ("AmpTech") as described below. AmpTech then entered into a lease agreement with the owner of the building for the Company's former Milpitas facility.

        On May 23, 2007 the Company entered into an Asset Purchase Agreement with AmpTech to sell certain wafer fabrication equipment from its recently closed Milpitas fabrication facility. The consideration received by the Company consisted of cash in the amount of $1,800,000 and a warrant to purchase 200,000 shares of AmpTech common stock. The fair value of the warrant was $1,400 and was not recorded as an asset due to uncertainty of realization in the future. The company ceased manufacturing at the wafer fabrication facility at the end of March 2007 and subsequently in April 2007 decided to classify the wafer fabrication equipment as held-for sale, with a carrying value of approximately $671,000. The company recorded a gain on the sale of the wafer fabrication equipment of approximately $901,000, net of sales tax provision of $149,000 and property tax of $80,000, which was included in the income from operations in the condensed consolidated statements of operations. The agreement also obligates AmpTech to reimburse the Company for certain expenses. In connection with the agreement, the parties also entered into a one year Wafer Manufacturing and Supply Agreement

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. RESTRUCTURING CHARGES (Continued)

which provides for AmpTech to manufacture and supply wafers to the Company utilizing the Company's wafer production processes and for the Company to purchase such wafers. AmpTech is not currently producing wafers for the company and is expected to start delivering in April of 2008. The Company also entered into a License Agreement whereby the Company licensed to AmpTech certain of the Company's proprietary process technologies subject to certain restrictions. The License Agreement provides for AmpTech to pay the Company a royalty of 5% of its gross revenue from third parties, up to $750,000, and 3% of gross revenue thereafter for the seven year term. Products for the Company produced using the Company's proprietary technology will not bear a royalty.

        The Company has a strategic foundry relationship with Global Communication Semiconductors, Inc. ("GCS"), and with the closure of the Company's Milpitas fab, GCS is currently the sole source for the supply of its GaAs and InGaP HBT wafers. The Company has entered into a wafer manufacturing and supply agreement with AmpTech to provide an additional source of supply for its GaAs and InGaP HBT wafers, after AmpTech qualifies its wafer fabrication line.

2002 and 2001 Restructuring Plans

        During fiscal 2002 and 2001, the Company recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing the Company's business. Such charges were established in accordance with Emerging Issues Task Force Issue 94-3 ("EITF 94-3") "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." These charges include abandoned leased properties comprised of future lease payments net of anticipated sublease income, broker commissions and other facility costs, and asset impairment charges on tenant improvements deemed no longer realizable. In determining these estimates, the Company made certain assumptions with regards to its ability to sublease the space and reflect offsetting assumed sublease income in line with it's best estimate of current market conditions. These plans are discussed below.

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

        During 2007, after reviewing current information regarding extension of sub-lease for the facility,the Company revised its lease loss assumptions resulting in a reversal of $15,000 of the lease loss.

        As of December 31, 2007, the maximum potential amount of the lease loss for this property is $5.1 million.

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

        During the third quarter of 2004, after reviewing current information regarding continuing deterioration in the real estate market, difficulties subleasing its available space and increasing facility operating costs, the Company revised its lease loss assumptions resulting in $538,000 of additional lease loss. During 2005 and 2006 the Company reassessed the subleasing market and determined that the circumstances had not significantly changed during that time.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. RESTRUCTURING CHARGES (Continued)

        During 2007, after reviewing current information regarding extension of sub-leases for the facility when two of our sublease tenants entered into multi-year renewals, the Company revised its lease loss assumptions resulting in a reversal of $1.2 million of the lease loss.

        As of December 31, 2007, the maximum potential amount of the lease loss for this property is $7.1 million which is partially offset by $1.0 million of minimum sublease income commitments under non-cancelable sublease rental agreements and $123,000 of estimated net sublease income.

13. BUSINESS SEGMENT REPORTING

        In 1997, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." As an integrated products provider, the Company currently has one reportable segment. The Company's Chief Operating Decision Maker ("CODM") is the CEO. While the Company's CODM monitors the sales of various products, operations are managed and financial performance evaluated based upon the sales and production of multiple products employing common manufacturing and research and development resources; sales and administrative support; and facilities. This allows the Company to leverage its costs in an effort to maximize return. Management believes that any allocation of such shared expenses to various products would be impractical, and currently does not make such allocations internally. As such, the Company considers itself a single reporting unit.

        Sales to individual customers representing greater than 10% of Company consolidated sales during at least one of the past three years are as follows (in thousands):

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Richardson Electronics, Ltd(1)	$17,646	$21,278	$14,194
Celestica	6,842	8,224	4,060
Motorola(2)	4,621	—	—

    (1)
    Richardson Electronics, Ltd is the worldwide distributor of the Company's line of RF semiconductor products.

    (2)
    Motorola acquired Symbol Technologies on January 9, 2007. If we combined our sales to the two separate companies and treated them as one in 2006 and 2005, the combined company would have been a 10% customer.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. BUSINESS SEGMENT REPORTING (Continued)

        Sales to unaffiliated customers by geographic area are as follows (in thousands):

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
United States	$23,950	$23,500	$17,800
Export Sales from United States:
Europe	2,581	5,048	1,632
Thailand	4,718	4,984	1,667
Republic of Korea	903	2,203	1,775
China	8,388	9,877	6,777
Other	3,404	3,167	1,946

Total	$43,944	$48,779	$31,597

        The following is a summary of long-lived assets by geographic area (in thousands):

	December 31, 2007	December 31, 2006
United States	$3,973	$6,870
Philippines	1,473	311
Other	65	51

	$5,511	$7,232

14. LOSS PER SHARE CALCULATION

        Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods. The net loss per share calculation is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Net loss (numerator)	$(6,887)	$(8,404)	$(20,988)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	68,011	66,408	64,162

Basic and diluted net loss per share from operations	$(0.10)	$(0.13)	$(0.33)

        For the years ended December 31, 2007, 2006 and 2005, the incremental shares from the assumed exercise of 10,360,206, 8,888,280 and 9,366,759 stock options, respectively, and 77,790, 64,648 and 65,936 shares for the years ended December 31, 2007, 2006 and 2005, respectively, related to contributions under the Employee Stock Purchase Plan for pending purchases were not included in computing the dilutive per share amounts because operations resulted in a loss and the effect of such assumed exercise would be anti-dilutive.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. RELATED PARTY TRANSACTIONS

        On January 31, 2000, the Company entered into a management agreement with Fox Paine & Company, LLC ("Fox Paine"). Fox Paine was the majority stockholder in the Company at that time. Under that agreement, the Company would pay Fox Paine a management fee in the amount of 1% of the prior year's income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (losses) of minority investments, calculated without regard to the fee. Due to the Company's losses incurred in 2006, 2005 and 2004, no management fee was paid to Fox Paine for the years ended December 31, 2007, 2006 and 2005, respectively. In exchange for its management fee, Fox Paine would assists the Company with its strategic planning, budgets and financial projections and help the Company identify possible strategic acquisitions and to recruit qualified management personnel. Fox Paine would also help develop and enhance customer and supplier relationships on behalf of the Company and consult with management on various matters including tax planning and public relations strategies, economic and industry trends and executive compensation. In connection with this agreement, the Company has agreed to indemnify Fox Paine against various liabilities that may arise as a result of the management services it performs. The Company has also agreed to reimburse Fox Paine for its expenses incurred in providing these services. The Company paid Fox Paine $2,000, $29,000 and $29,000 for the reimbursement of expenses incurred by Fox Paine in 2007, 2006 and 2005, respectively. The Company also paid Fox Paine $700,000 in July of 2004 for investment banking services rendered in connection with the EiC Acquisition that was completed on June 18, 2004 (see Note 4).

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

	Three Months Ended
	April 1, 2007	July 1, 2007	September 30, 2007	December 31, 2007
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$10,757	$12,744	$9,844	$10,599
Cost of goods sold	5,988	6,060	5,032	5,847

Gross profit	4,769	6,684	4,812	4,752

Operating expenses:
Research and development	5,497	3,405	2,907	3,095
Selling and administrative	3,830	4,347	3,543	3,528
Restructuring charges (credits)	212	425	(139)	(669)
Gain on the sale of assets held for sale	—	(901)	—	—

Total operating expenses	9,539	7,276	6,311	5,954

Loss from operations	(4,770)	(592)	(1,499)	(1,202)
Interest income	263	196	183	151
Interest expense	(14)	(21)	(19)	(24)
Other income (expense)—net	120	1	3	(1)

Loss before income taxes	(4,401)	(416)	(1,332)	(1,076)
Income tax expense (benefit)	—	—	—	(338)

Net loss	$(4,401)	$(416)	$(1,332)	$(738)

Basic and diluted net loss per share	$(0.07)	$(0.01)	$(0.02)	$(0.01)

Basic and diluted average weighted shares	67,484	67,986	68,179	68,392

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. QUARTERLY FINANCIAL DATA—UNAUDITED (Continued)

	Three Months Ended
	April 2, 2006	July 2, 2006	October 1, 2006	December 31, 2006(1)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$12,341	$12,412	$12,741	$11,285
Cost of goods sold	6,140	5,713	5,648	6,203

Gross profit	6,201	6,699	7,093	5,082
Operating expenses:
Research and development	5,147	4,642	4,235	4,305
Selling and administrative	5,365	3,892	4,423	4,189
Restructuring credits	—	—	—	(286)

Total operating expenses	10,512	8,534	8,658	8,208

Loss from operations	(4,311)	(1,835)	(1,565)	(3,126)
Interest income	292	295	327	327
Interest expense	(30)	(16)	(14)	(23)
Other income (expense)—net	3	1	2	(97)

Loss from operations before income taxes	(4,046)	(1,555)	(1,250)	(2,919)
Income tax benefit	(1,289)	—	(77)	—

Net loss	$(2,757)	$(1,555)	$(1,173)	$(2,919)

Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.02)	$(0.04)

Basic and diluted average shares	65,707	66,017	66,687	67,229

17. SUBSEQUENT EVENTS

        The Company entered into an Agreement and Plan of Merger (the "Merger Agreement") dated March 9, 2008 with TriQuint Semiconductor, Inc., a Delaware corporation ("Parent") and its wholly owned subsidiary, ML Acquisition, Inc., a Delaware corporation ("Merger Sub").

        Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving corporation of the merger (the "Merger"). In the Merger, each share of common stock of the Company, other than those shares with respect to which appraisal rights are properly exercised, will be converted into the right to receive $1.00 per share in cash (the "Merger Consideration"). In addition, each award of restricted stock ("Restricted Stock") and performance accelerated restricted stock units ("PARSUs") that are vested will be converted into the right to receive cash in an amount equal to the Merger Consideration and all outstanding options to acquire shares of Company common stock will vest at the effective time of the Merger and holders of such options will receive an amount in cash equal to the excess, if any, of the Merger Consideration over the exercise price per share of the option. Each outstanding award of Restricted Stock and PARSUs that has not vested will continue in effect following the Merger, provided that instead of a right to receive Company stock, the right to receive cash equal to the Merger consideration will be substituted therefor.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SUBSEQUENT EVENTS (Continued)

        The Company's Board of Directors, unanimously approved the Merger Agreement and determined that the Merger Agreement and the Merger are advisable and both fair to and in the best interest of the Company's stockholders.

        Completion of the Merger is subject to customary closing conditions including approval by the Company's stockholders. The consideration is expected to be paid by Parent from cash on hand and the transaction is not subject to a financing condition. The parties currently expect that the Merger will be completed in the second quarter of 2008.

        The Merger Agreement contains certain termination rights for both the Parent and the Company. In the event that (A) prior to the termination of the Merger Agreement, any alternative proposal or the bona fide intention of any person to make an alternative proposal is publicly proposed or publicly disclosed or otherwise made known to us prior to the time of such termination; (B) either (1) the Merger Agreement is terminated by Parent or the Company because after a special meeting (including any adjournments) stockholder approval was not obtained or (2) the Merger Agreement is terminated by Parent because the Company has breached or failed to perform any material covenant, agreement, representations or warranties of the Merger Agreement; and (C) concurrently with or within nine months after such termination, any definitive agreement providing for a qualifying transaction has been entered into and consummated, the Company is required to pay to Parent a termination fee of $2.45 million (the "Termination Fee").

        If the Company terminates the Merger Agreement prior to obtaining stockholder approval as a result of the board of directors concluding that in light of a superior proposal, it would be inconsistent with the directors' exercise of their fiduciary obligations to the Company's stockholders under applicable law to not withdraw its recommendation or effect a change in its recommendation that the Company's stockholders approve the Merger Agreement in a manner adverse to Parent or because the Company's board of directors shall have approved or recommended a change of recommendation with respect to the Merger Agreement, the Company must pay the Termination Fee to Parent.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9a.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

        We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles due to the material weakness described below (the results of management's assessment were reviewed with the Audit Committee). Not withstanding the material weakness, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position as of, and the consolidated results of operations for the year ended, December 31, 2007.

        In connection with the preparation of our financial statements for the year ended December 31, 2007, we have identified a material weakness in our internal control over financial reporting as of December 31, 2007. We did not maintain a sufficient number of qualified resources with the required proficiency to apply our accounting policies in accordance with generally accepted accounting principles of the United States of America. This control deficiency resulted in adjustments, including audit adjustments recorded in the financial statements, affecting our tax provision and operating expenses. This control deficiency could result in misstatements of our financial statements and disclosures that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. We were unable to remedy this material weakness due to our previously announced offshore program and strategic alternatives process which we believe limited our ability to hire qualified staff. Furthermore, on March 10, 2008, we announced a merger agreement with TriQuint Semiconductors and we believe that we will continue to be unable to attract and hire additional qualified resources until after the merger is completed and may suffer turnover of our existing staff during this period which we expect will require us to implement additional compensating controls.

        Subsequent to the issuance of our December 31, 2006 financial statements, we had determined we had not properly recorded the restructuring accrual that was established in 2001 and 2002. As a result, we had concluded in 2007, after discussions with the Audit Committee of our Board of Directors, that we should restate our previously filed financial statements for the fiscal year ended December 31, 2006 in order to correct this error. As a result of our determination that the errors should be corrected and that previously filed financial statements should be restated, management had concluded that there was a material weakness in our internal control over financial reporting. We have already taken actions to remediate the material weakness described in this paragraph, however the effectiveness of the steps we have taken to date is subject to continued management review, as well as Audit Committee oversight.

        We cannot guarantee that any additional material weaknesses will not arise in the future.

Changes in Internal Control Over Financial Reporting

        Other than the material weakness described above, there has been no change in our internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

        Commencing with the 2006 annual report and continuing this annual report on Form 10-K the Company is not deemed to be an accelerated filer because its public float was below the required threshold as of the last business day of its 2006 second fiscal quarter and most recently completed second fiscal quarter. As a result of becoming a non-accelerated filer, the Company is permitted to elect to suspend Sarbanes-Oxley Section 404 obligations to provide a management's report on internal control over financial reporting and related auditor attestation report. As the Company is still a non-accelerated filer in 2007, it is permitted to suspend the auditor attestation report for fiscal year 2007. The Company has elected to suspend its reporting obligations under Section 404 which election was approved by the Audit Committee.

Item 9b.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item will be set forth in the registrant's Form 10-K/A and is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this item will be set forth in the registrant's Form 10-K/A and is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item will be set forth in the registrant's Form 10-K/A and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item will be set forth in the registrant's Form 10-K/A and is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item will be set forth in the registrant's Form 10-K/A and is incorporated herein by reference.

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

Schedule II—Valuation and Qualifying Accounts

3.
Exhibits

        The exhibits listed on the following index to exhibits are filed as part of, or hereby incorporated by reference into, this Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated October 25, 1999, by and between FP-WJ Acquisition Corp. and the Registrant	8-K	1-5631	2.1	10/28/99
2.2**	Asset Purchase Agreement by and between AmpTech Inc. and WJ Communications, Inc. dated May 23, 2007. (The schedules, exhibits and annexes to the Asset Purchase Agreement which are identified in the Asset Purchase Agreement have been omitted and the Company will furnish supplementally copies of the omitted schedules, exhibits and annexes to the Commission upon request.)	8-K	000-31337	2.1	5/29/07
2.3	Agreement and Plan of Merger, dated March 9, 2008, by and between WJ Communications, Inc. and TriQuint Semiconductor, Inc., and its wholly owned subsidiary, ML Acquisition, Inc.,	8-K	000-31337	2.1	3/10/08
3.1	Certificate of Incorporation of the Registrant	S-1/A	333-38518	3.1	7/12/00
3.2	By-Laws of the Registrant	S-1/A	333-38518	3.2	7/12/00
4.1	Specimen of Common Stock Certificate	8-A	000-31337	4.1	8/14/00

4.2*	Shareholders' Agreement, dated as of January 31, 2000, by and among the Registrant, the Parties listed on the signature pages thereto and certain stockholders of the Registrant	S-1/A	333-38518	4.2	7/26/00
10.1*	Employment Agreement, dated as of January 31, 2000, by and between the Registrant and Thomas R. Kritzer	S-1/A	333-38518	10.4	7/12/00
10.2*	Employment Agreement, dated as of January 31, 2000, by and between the Registrant and Rainer N. Growitz	S-1/A	333-38518	10.6	7/12/00
10.3*	WJ Communications, Inc. 2000 Stock Incentive Plan	S-1/A	333-38518	10.8	7/12/00
10.4	Lease (Phase I) dated March 24, 2000, by and between the Registrant and 401 River Oaks, LLC	S-1/A	333-38518	10.9	7/12/00
10.5	Lease (Phase II) dated March 24, 2000, by and between the Registrant and 401 River Oaks, LLC	S-1/A	333-38518	10.10	7/12/00
10.6	Management Agreement, dated as of January 31, 2000, by and between Registrant and Fox Paine & Company, LLC	S-1/A	333-38518	10.17	7/12/00
10.7	WJ Communications, Inc. 2000 Non-Employee Director Stock Compensation Plan	S-8	333-52408	99.2	12/21/00
10.8*	Employment Agreement, by and between the Registrant and Michael R. Farese, Ph.D.	8-K	000-31337	10.1	11/15/04
10.9	Amended and Restated WJ Communications, Inc. 2002 Non-Employee Director Stock Compensation Plan	10-Q	000-31337	10.1 and 10.2	8/12/03
10.10*	Second Amendment to WJ Communications, Inc. 2000 Stock Incentive Plan	10-Q	000-31337	10.1 and 10.2	8/12/03
10.11	Amended and Restated Loan and Security Agreement, dated September 29, 2003, by and among the Registrant and Comerica Bank	10-Q	000-31337	10.1 and 10.2	10/30/03
10.12	Intellectual Property Security Agreement, dated September 29, 2003, by and among the Registrant and Comerica Bank	10-Q	000-31337	10.1 and 10.2	10/30/03

10.13	Acquisition related agreements by and between WJ Communications, Inc., EiC Corporation and EiC Enterprises Limited dated June 18, 2004	8-K	000-31337	2.1, 2.2, 4.1, 4.2 and 10.1	7/2/04
10.14
	Acquisition related agreements by and among WJ Communications, Inc., WJ Newco, LLC, Telenexus, Inc. and Richard J. Swanson, Wilfred K. Lau, David Fried, Kurt Christensen and Mark Sutton dated January 28, 2005	8-K	000-31337	2.1 and 4.1	2/3/05
10.15+	Employment Agreement by and between WJ Communications, Inc. and Richard J. Swanson dated January 28, 2005	8-K	000-31337	10.1	2/3/05
10.16+	Employment Agreement by and between WJ Communications, Inc. and Wilfred K. Lau dated January 28, 2005	8-K	000-31337	10.2	2/3/05
10.17	Employment agreement between the Registrant and Javed S. Patel	10-Q	000-31337	10.1	5/18/05
10.18*	Employment agreement between the Registrant and Neil Morris, Ph.D.	10-Q	000-31337	10.2	5/18/05
10.19*	Employment agreement between the Registrant and Robert J. Bayruns	10-Q	000-31337	10.3	5/18/05
10.20	Acquisition related agreements by and among WJ Communications, Inc., WJ Newco, LLC, Telenexus, Inc. and Richard J. Swanson, Wilfred K. Lau, David Fried, Kurt Christensen and Mark Sutton dated January 28, 2005 to refile Exhibit 2.1 to include certain information that was previously redacted pursuant to a confidential treatment request. The Exhibit 2.1 attached hereto supersedes in its entirety the exhibit previously filed on Form 8-K on February 3, 2005.	8-K/A	000-31337	2.1	6/24/05
10.21	Employment Agreement, dated as of June 28, 2005, by and between the Registrant and Bruce W. Diamond	8-K	000-31337	10.2	7/1/05
10.22	Employment agreement, dated October 19, 2005, by and between the Company and Haresh P. Patel	8-K	000-31337	10.1	10/28/05

10.23	Amendment No. 4 to Loan and Security Agreement by and between the Company and Comerica Bank dated December 27, 2005	8-K	000-31337	10.1	1/3/06
10.24*+	Employment Agreement, dated as of December 21, 2005, by and between the Registrant and Mark S. Knoch	10-K	000-31337	10.27	3/31/06
10.25*	Employment Agreement, dated as of January 13, 2006, by and between the Registrant and Morteza Saidi	10-K	000-31337	10.28	3/31/06
10.26*+	Employment Agreement dated as of March 1, 2006, by and between the Registrant and R. Gregory Miller.	10-Q	000-31337	10.1	5/17/06
10.27*	First Amendment to the Amended and Restated WJ Communications, Inc. 2000 Non-Employee Director Stock Compensation Plan.	10-Q	000-31337	10.1	8/10/06
10.28*	Second Amendment to the WJ Communications, Inc. 2001 Employee Stock Purchase Plan.	10-Q	000-31337	10.2	8/10/06
10.29+	Wafer Manufacturing and Supply Agreement between Registrant and Global Communication Semiconductors, Inc.	10-Q	000-31337	10.1	11/17/06
10.30	Amended and Restated 2000 Stock Incentive Plan	10-Q	000-31337	10.1	8/6/06
10.31	Performance Accelerated Restricted Stock Unit Agreement (CIC)	10-Q	000-31337	10.2	8/6/06
10.32	Performance Accelerated Restricted Stock Unit Agreement	10-Q	000-31337	10.3	8/6/06
10.33	Letter Agreement between the Company and Comerica Bank regarding the extension of the Credit Facility	8-K	000-31337	10.1	1/4/07
10.34	Fifth Amendment to Amended and Restated Loan and Security Agreement	8-K	000-31337	10.1	1/29/07
10.35	Letter Agreement with Comerica Bank	8-K	000-31337	10.2	1/29/07
10.36+	Wafer Manufacturing and Supply Agreement by and between AmpTech Inc. and WJ Communications, Inc. dated May, 23 2007.	10-Q	000-31337	10.1	8/14/07

10.37	First Amendment to Amended and Restated 2000 Stock Incentive Plan, dated July 19, 2007.	10-Q	000-31337	10.1	11/13/07
10.38	Second Amendment to Amended and Restated 2000 Non-Employee Director Stock Incentive Plan, dated July 19, 2007.	10-Q	000-31337	10.2	11/13/07
21.1	Subsidiaries of the registrant					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page)					X
31.1	Certification of Bruce W. Diamond, Chief Executive Officer (principal executive officer), pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.2	Certification of R. Gregory Miller, Interim Chief Financial Officer (principal financial officer), pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.1	Certification of Bruce W. Diamond, principal executive officer, Pursuant To 18 U.S.C. Section 1350.					X
32.2	Certification of R. Gregory Miller, principal financial officer, Pursuant To 18 U.S.C. Section 1350.					X

*
Indicates a contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

+
Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 28th day of March 2008.

WJ COMMUNICATIONS, INC. (Registrant)
Date: March 28, 2008	By:	/s/ BRUCE W. DIAMOND Bruce W. Diamond President and Chief Executive Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BRUCE W. DIAMOND Bruce W. Diamond	President, Chief Executive Officer (principal executive officer), Director	3/27/08
/s/ R. GREGORY MILLER R. Gregory Miller	Chief Financial Officer (principal financial officer)	3/27/08
W. Dexter Paine, III	Chairman of the Board
/s/ LIANE J. PELLETIER Liane J. Pelletier	Director	3/27/08
Jack G. Levin	Director

/s/ PATRICE M. DANIELS Patrice M. Daniels	Director	3/27/08
/s/ CATHERINE P. LEGO Catherine P. Lego	Director	3/27/08
/s/ ROBERT WHELTON Robert Whelton	Director	3/26/08
/s/ ANGELOS J. DASSIOS Angelos J. Dassios	Director	3/27/08

SCHEDULE II

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(in thousands)

Description	Balance at Beginning of Period	Charged (Credits) to Costs and Expenses	Recoveries/ (Write-offs)	Balance at End of Period
Year ended December 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$49	$44	$(16)	$77
Sales return allowance	119	335	(297)	157
Ship & debit allowance	249	590	(632)	207
Warranty reserve	30	29	(25)	34

Total	$447	$998	$(970)	$475

Year ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$15	$54	$(20)	$49
Sales return allowance	73	528	(482)	119
Ship & debit allowance	34	504	(289)	249
Warranty reserve	40	21	(31)	30

Total	$162	$1,107	$(822)	$447

Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$79	$32	$(96)	$15
Sales return allowance	74	511	(512)	73
Distributor stock rotation reserve	338	26	(364)	—
Ship & debit allowance	5	89	(60)	34
Warranty reserve	54	22	(36)	40

Total	$550	$680	$(1,068)	$162

QuickLinks

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS
WJ COMMUNICATIONS, INC. FORM 10-K ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 TABLE OF CONTENTS
PART I
  Item 1. BUSINESS
  Item 1a. RISK FACTORS
  Item 1b. UNRESOLVED STAFF COMMENTS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS
  Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
WJ COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9a. CONTROLS AND PROCEDURES
  Item 9b. OTHER INFORMATION
PART III
  Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
POWER OF ATTORNEY
SCHEDULE II WJ COMMUNICATIONS, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005 (in thousands)