Form 10-K/A
period 2007-12-31
WJ COMMUNICATIONS INC
filed 2008-04-18
CIK 105006

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

         As of March 30, 2008 there were 68,912,032 shares outstanding of the registrant's common stock, $0.01 par value.

         DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

        The sole purpose of this Amendment No. 1 on Form 10-K/A is to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 28, 2008 to timely provide the information required by Part III, Items 10 through 14.

        This report also contains certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934 for amendments. Except as otherwise expressly stated herein, this Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the original 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The following table sets forth information about our directors and executive officers (ages are as of March 31, 2008):

Name	Age	Position
W. Dexter Paine, III	47	Chairman of the Board
Bruce W. Diamond	48	President, Chief Executive Officer and Director
Patrice M. Daniels	47	Director
Angelos J. Dassios	33	Director
Catherine P. Lego	51	Director
Jack G. Levin	60	Director
Liane J. Pelletier	50	Director
Robert Whelton	68	Director
R. Gregory Miller	57	Vice President, Chief Financial Officer
Rainer N. Growitz	52	Vice President, Finance and Secretary
Mark S. Knoch	44	Vice President, Operations
Haresh P. Patel	46	Senior Vice President, Sales and Marketing
Morteza Saidi	55	Vice President, Engineering

Directors of the Company

        W. Dexter Paine, III, the Chairman of the Board of Directors and a director since January 2000, is a Partner of Paine & Partners, LLC. Previously Mr. Paine was the co-founder of Fox Paine & Company, LLC and served as President from its inception in 1997 through 2007. Mr. Paine also serves as a director of privately held WireCo WorldGroup Inc., Icicle Seafoods, Inc. and Stable Cayman Holdings Ltd. and on the Board of Managers of Capital Z Asset Management, LLC. From 1994 until founding Fox Paine, Mr. Paine served as a senior partner of Kohlberg & Company. Prior to joining Kohlberg & Company, Mr. Paine served as a general partner at Robertson Stephens & Company. Mr. Paine has a B.A. in economics from Williams College.

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

        Patrice M. Daniels, a director since May 2006, is currently providing financial consulting services. Previously, Ms. Daniels was Senior Vice President, Originations, for GE Capital from June 2006 until June 2007. From November 2005 until June 2006, she served as Chief Operating Officer of

International Education Corporation, a private post-secondary education company. From its founding in 2001 until 2005, Ms. Daniels was a partner of Onyx Capital Ventures, L.P., a private equity investment firm. She previously served as Managing Director, Corporate and Leveraged Finance for CIBC World Markets and Bankers Trust Company, investment-banking firms. Ms. Daniels is a member of the board of directors of Cenveo, Inc. (NYSE:CVO) and serves as a member of the board of directors of CB Richard Ellis Group, Inc. (NYSE:CBG). She holds a B.S. from the University of California, Berkeley and an M.B.A. from the University of Chicago Graduate School of Business.

        Angelos J. Dassios, a director since May 2007, is currently serving as a Director of Paine & Partners, LLC where as an investment professional he works on a variety of transactions. Prior to joining Paine & Partners, LLC, he was with Fox Paine & Company, LLC and prior to that Goldman, Sachs & Co. in the Investment Banking Division and the Principal Investment Area. He is a graduate of Dartmouth College and currently serves on the Board of Directors of privately held Stable Cayman Holdings Ltd.

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

        Jack G. Levin, a director since July 2004, was previously the Chief Operating Officer with Fox Paine & Company, LLC from February 2004 through March 2005. Prior to joining Fox Paine & Company, LLC, Mr. Levin was a founder and served as a managing member of Kalkhoven, Pettit and Levin Ventures, LLC, a venture capital firm focused on the fiber optic and telecommunications industry since 2001. Previously, Mr. Levin was a partner of, and Director of Legal and Regulatory Affairs for Montgomery Securities. During his 17 years at Montgomery Securities (and it's successor firm, Banc of America Securities, LLC), Mr. Levin was an active member of the investment banking commitment committee, the investment committees of the firm's venture capital partnerships and the managing partner of MontWest Capital Partners, a joint venture of Montgomery Securities and Westinghouse Financial Corporation, established to do leveraged buyouts. Mr. Levin attended Amherst College (A.B., Political Science, Cum Laude, John Woodruff Simpson Fellowship Award, 1969) and the Columbia University School of Law, (J.D., Harlan Fiske Stone Scholar, 1973). Mr. Levin is a retired member of the Bar of the State of New York.

        Liane J. Pelletier, a director since October 2003, serves as Chairwoman, Chief Executive Officer and President of Alaska Communications Systems Group Inc. (NasdaqGM: ALSK). Prior to joining Alaska Communications Systems Group in October 2003, Ms. Pelletier was with Sprint Corporation for 17 years. Before joining Sprint, Ms. Pelletier worked as a consultant at Touche Ross and Temple, Barker, Sloane. Ms. Pelletier has an M.S. in Management from the Sloan School at M.I.T. and a B.A. in Economics from Wellesley College.

        Robert Whelton, a director since February 2006, served as Executive Vice President of Operations for Micrel, Inc. (NasdaqGS:MCRL), a leading manufacturer of integrated circuit solutions for the worldwide analog, ethernet and high bandwidth markets until November 2007. Prior to joining Micrel in January 1998, Mr. Whelton was the Executive Vice President of Operations for Micro Linear Corp., a fabless semiconductor company. Prior to joining Micro Linear Corp., he was employed by National Semiconductor Corp., where he served as Vice President of the Analog division. Mr. Whelton received his B.S.E.E. from the University of California, Berkeley and his M.S.E.E. from the University of Santa Clara.

Executive Officers of the Company

        Bruce W. Diamond was appointed President and Chief Executive Officer of WJ Communications in June 2005. Mr. Diamond's previous work experience is described above.

        R. Gregory Miller was appointed Vice President and Chief Financial Officer of WJ Communications in April 2006. Mr. Miller is responsible for finance and accounting, investor relations and corporate development. Mr. Miller served most recently as Vice President and Chief Financial Officer of California Micro Devices Corporation (NasdaqGM:CAMD), a leading supplier of application-specific analog semiconductor products. Prior to that, he served as Chief Financial Officer at Summit Microelectronics, Inc. He has also held senior financial positions at LSI Logic Corporation (NYSE:LSI), National Semiconductor Corporation (NYSE:NSM), and Texas Instruments, Inc. (NYSE:TXN). Mr. Miller received his B.S.E. degree from the University of Michigan. He holds two Master's degrees, one in Business Administration from Duke University and another in Engineering from the University of Michigan. He is also a certified public accountant.

        Rainer N. Growitz serves as our Vice President Finance and Secretary. Mr. Growitz was appointed Vice President Finance and Secretary following our recapitalization merger in January 2000 and is responsible for corporate financial planning and forecasting for WJ Communications. From 1997 until January 2000, Mr. Growitz served as Director of Finance. He joined WJ Communications in 1978 and has held a variety of finance, contracts and managerial positions. Mr. Growitz received a B.S. in Accounting from San Jose State University.

        Mark S. Knoch was appointed Vice President of Operations of WJ Communications in August of 2005 and is responsible for overseeing the manufacturing of RF semiconductor and RFID products. Prior to joining WJ Communications, Mr. Knoch was Vice President of Operations at ZiLOG, Inc. ("ZiLOG") where he was responsible for all manufacturing and supply chain activities. While at ZiLOG, he also served as President of ZiLOG's manufacturing facility in the Philippines. Prior to joining ZiLOG in 2004, he served as Vice President, Supply Chain for Sipex, Inc., an analog semiconductor company, where he managed the supply chain and order fulfillment from 2001 to 2004. Mr. Knoch also held senior planning and operations positions at ANADIGICS, Inc., American Microsystems Incorporated, and Advanced Micro Devices. Mr. Knoch received his B.S. in Electrical Engineering from Kansas State University.

        Haresh P. Patel was appointed Senior Vice President of Sales and Marketing of WJ Communications in October 2005. Previously, Mr. Patel served as Vice President of Worldwide Sales and Marketing at Agilent Technology's Semiconductor Division. Prior to joining Agilent Technology in 2000, Mr. Patel was with PMC-Sierra Inc. a leader in datacom, telecom and storage semiconductor products where he served as Vice President of Worldwide Sales beginning in 1997. Mr. Patel has also held various sales and product management positions at Hyundai, Fujitsu, and Texas Instruments. He received his B.S. degree in Electrical Engineering from the University of Notre Dame.

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

Audit Committee and Audit Committee Financial Expert

        The Audit Committee is currently composed of directors Daniels, Lego and Whelton. The Board of Directors has determined that Ms. Daniels, Ms. Lego and Mr. Whelton are "independent directors" as that term is defined in Rule 4200(15) of the Nasdaq Marketplace Rules. Our Board of Directors has determined that Ms. Lego qualifies as an "audit committee financial expert" as such term is defined in Item 401(h) of Regulation S-K. Shareholders should understand that this designation is a disclosure requirement of the SEC related to Ms. Lego's experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Ms. Lego any duties, obligations or liability that are greater than are generally imposed on her as a member of the Audit Committee and Board of Directors, and her designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

        For the fiscal year ended December 31, 2007, we believe, based solely on a review of Forms 3, 4 and 5 (including amendments) with which we have been furnished, that all filings required pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, relating to us were timely made.

Code of Ethics

        We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller, responsive to Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC. A copy of our code of ethics which is captioned "Senior Financial Officer Code of Business Conduct and Ethics Policy" is posted and publicly available on our internet website at www.wj.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this report. If there are any amendments to or waivers, of the code of ethics, we intend to promptly disclose the nature of any such amendment or waiver on our website.

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

        The Compensation Committee (the "Committee") of the Board of Directors (the "Board") has principal responsibility to evaluate, recommend, approve and review executive officer compensation arrangements, plans, policies and programs maintained by the Company, and to administer the Company's cash-based and equity-based compensation plans. The Committee's goal is to ensure that the total compensation paid to our executive officers, including our Chief Executive Officer and our Chief Financial Officer, is fair, reasonable and competitive.

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

  General Compensation Philosophy and Objectives

        Our compensation philosophy is simple: we have a competitive total rewards program aimed at attracting, retaining and motivating "A" players. We also believe in utilizing performance based measures to align the employee incentives with long-term shareholder value creation.

        The Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific semi-annual, long-term and strategic goals by the Company, and one that aligns executives' interests with those of the shareholders by rewarding performance that meets or exceeds established goals, with the ultimate objective of improving shareholder value. The Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. Our executive officers' compensation currently has three primary components—(i) base compensation or salary, (ii) semi-annual cash bonuses under a performance-based, non-equity incentive plan, and (iii) equity awards in the form of performance-accelerated restricted stock unit awards ("PARSUs") granted pursuant to our Amended and Restated 2000 Stock Incentive Plan. We fix executive officer base compensation at a level we believe enables us to hire and retain individuals in a competitive environment and to reward satisfactory individual performance and a satisfactory level of contribution to our overall business goals. We also take into account the base compensation that is payable by companies that we believe to be our competitors and by other private and public companies with which we believe we generally compete for executives. To this end, with the help of Radford Consulting, an outside human resources consulting firm, we access a number of executive compensation surveys and other databases and review them when making critical executive officer hiring decisions and annually when we review executive compensation. We designed our executive bonus plan to focus our management on achieving key company financial objectives, to motivate certain desired individual behaviors and to reward substantial achievement of these company financial objectives and individual goals. We utilize cash bonuses to reward performance achievements with a time horizon of one year or less and we utilize salary as the base amount necessary to match our competitors for executive talent. In 2006 and 2007, we utilized PARSUs to reward long-term performance, with excellent company performance and extended officer tenure producing potentially significant incentive value for the officer. In July 2006, based on the recommendation of Radford Consulting, we determined that PARSUs would be our primary method for delivery of equity compensation in the future.

        We view the foregoing components of compensation as related but distinct. Although the Committee does review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on competitive benchmarking consistent with our recruiting and retention goals, our view of internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance. We believe that, as is common in the technology sector, equity is the primary compensation-related motivator in attracting and retaining employees and that salary and bonus levels are secondary considerations to most employees. Except as described below, we have not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. However, our Committee's philosophy is to make a greater percentage of an employee's compensation performance-based as he or she becomes more senior and to keep cash compensation at a reasonable competitive level while also providing the opportunity to be well rewarded through equity if the company performs well over time.

        The Committee's current intent is to perform an annual strategic review of our executive officers' compensation to determine whether they provide adequate incentives and motivation to our executive officers and whether they adequately compensate our executive officers relative to comparable officers in other companies with which we compete for executives. These companies may or may not be public companies or even in all cases technology companies. The Committee's most recent review occurred in July 2007. Committee meetings typically have included, for all or a portion of each meeting, not only the Committee members but also our Chief Executive Officer and our Director of Human Resources. The Committee makes all compensation decisions (including the establishment of salary and bonus levels and the award of bonus and equity grants) for the executive officers. As required under NASDAQ rules, the Chief Executive Officer does not participate in the deliberation and approval process with respect to his compensation. The Chief Executive Officer and Director of Human Resources annually review the performance of each executive officer (other than the Chief Executive Officer whose performance is reviewed by the Committee). The conclusions reached and recommendations based on these reviews, including those with respect to salary adjustments and annual award amounts, are presented to the Committee. The Committee exercises its discretion in accepting or modifying any recommended adjustments or awards to executives.

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

  Our Peer Group and Benchmarking of Base Compensation and Equity Holdings

        Based on the foregoing objectives, the Committee has structured the Company's annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company and reward the executives for achieving such goals. In 2006, the Committee retained Radford Consulting to conduct a thorough review of our total compensation program for executives. Radford Consulting provided the Committee with relevant market data and alternatives to consider when making compensation decisions for all executives. In 2007, the Committee determined that it would not make changes to the executives' base salary and cash bonus programs and therefore elected not to incur the expense associated with Radford Consulting updating their prior study and guidelines.

        In making compensation decisions, the Committee compares each element of total compensation against a peer group of publicly-traded companies (collectively, the "Compensation Peer Group"). The Compensation Peer Group companies were selected based on companies against which the Committee believes the Company competes for talent and for shareholder investment. The companies comprising the Compensation Peer Group are:

Actel Corporation
Anadigics Inc.
California Micro Devices Corp.
Conexant Systems Inc.
Hi/Fn Inc.
Linear Technology Corp.
Micrel Inc.
Pericom Semiconductor Corp.
Pixelworks Inc.
RF Micro Devices Inc.
Sirenza Microdevices Inc.
Transmeta Corp
TriQuint Semiconductor Inc.
Zhone Technologies Inc.	Adept Technology Inc.
Broadcom Corp.
Cirrus Logic Inc.
Freescale Semiconductor Inc.
Integrated Device Technology Inc.
Maxim Integrated Products
National Semiconductor Corp.
Philips Semiconductors Inc.
Quicklogic Corp
Silicon Laboratories Inc.
Texas Instruments Inc.
Transwitch Corp
Vitesse Semiconductor Corp

        For comparison purposes, our annual revenues are in the bottom quartile of the Compensation Peer Group. The large variance in size among the companies comprising the Compensation Peer Group is taken into account.

        The Committee attempts to establish executive officers' base salaries, annual bonus levels, and equity grants at levels between the 50 th and 75 th percentile of our Compensation Peer Group of executives with similar roles at our Compensation Peer Group. The Committee believes that the 50 th percentile for base salaries is the lowest possible cash compensation level that would allow a company of our size to competitively attract and retain talented officers. The Committee realizes that using a benchmark may not always be appropriate but believes that it is the best alternative at this point in the life cycle of the Company. In instances where an executive officer is uniquely key to our success, the Committee may provide compensation in excess of these percentiles. The Committee's judgments with regard to market levels of base compensation and aggregate equity holdings were based on a report obtained from Radford Consulting. The Committee's choice of the foregoing percentiles to apply to the data in the report reflected consideration of our shareholders' interests in paying what was necessary, but not significantly more than necessary, to achieve our company goals, while conserving cash and equity as much as practicable. The Committee believes that, given the industry in which we operate and the company culture that we have created, base compensation and equity at these percentage levels are generally sufficient to retain our existing executive officers and to hire new executive officers when and as required. Variations to this objective may occur as dictated by the experience level of the individual and market factors. These objectives recognize the Committee's expectation that, over the long term, the Company should be in a position to generate shareholder returns in excess of the average of its Compensation Peer Group.

  Cash Bonuses

        Our Chief Executive Officer and our other executive officers each have annual target bonus opportunities set forth in their respective employment agreements of up to a certain percentage of their current annual base salary, based on achievement of certain financial or other Company objectives. With respect to the Chief Executive Officer, the target bonus opportunity is up to 100% of his current annual base salary and with respect to the other named executive officers, the target bonus opportunities range from 60% to 35% of annual base salary depending upon the individual's employment agreement with the Company. The dollar amounts of bonuses earned by our named executive officers under our 2007 bonus plan described below is set forth in the Summary Compensation Table for 2007 under "Non-Equity Incentive Plan Compensation".

        The Company maintained a cash bonus plan for fiscal 2007 (the "2007 Bonus Plan"), under which its employees, including the executive officers referenced above, were eligible for cash bonus awards. Bonus targets were established by our Committee based on the Company's achievement of specified company performance. The 2007 Bonus Plan established performance targets that ranged from 50% of the eligible bonus to 150% of the eligible bonus. Performance relative to the first half of 2007 Bonus Plan objectives resulted in no bonus payout. In July 2007, the Committee established a modified plan which covered the full fiscal year with similar features to the plan for the first half of 2007 except that it covered the full fiscal year. For the modified 2007 Bonus Plan established in July, the Company did not achieve the objectives which also resulted in no bonus payout.

        During 2006 and 2007 the Company objectives included revenue, number of new products introduced, design wins and earnings before interest, taxes and depreciation and amortization ("EBITDA"). Performance is scored on a linear scale between the 50%, 100% and 150% points and then weighted based on a weighting factor to determine one overall Company performance factor. Any performance below the 50% goal is scored at a zero percent attainment and any scoring above the 150% goal is limited to a score of one hundred and fifty percent attainment before weighting. If the overall weighted score is below 50%, the Company performance is scored at a zero percent and there is no incentive earned during the period. In addition, the 2007 Bonus Plan included a provision that EBITDA had to be greater than $100,000 after accrual of the bonus for there to be a payout under the plan.

        The Company expects to continue a semi-annual cash bonus plan for 2008 (the "2008 Bonus Plan"), under which its executive officers referenced above, will be eligible for cash bonus awards. The Committee may, at its discretion, award a bonus or adjust a bonus award. The Committee has established bonus targets for the first half of 2008 based on specified Company objectives similar to those under the 2007 Bonus Plan. In the event that the merger with TriQuint Semiconductor is successfully completed prior to the end of the first fiscal half of 2008, the Committee is planning to assess the performance against the 2008 Bonus Plan on a pro-rated basis to determine if there will be payouts against the 2008 Bonus Plan.

  Long-term Equity Incentives

        We have granted awards to our executives under the Amended and Restated 2000 Stock Incentive Plan. The Amended and Restated 2000 Stock Incentive Plan gives the Committee the latitude to design stock-based incentive compensation to promote a high level of performance and achievement of company objectives and encourage the growth of shareholder value.

        The Company's equity awards program enables the Company to:

  •
  enhance the link between the creation of shareholder value and long-term executive incentive compensation;

  •
  provide an opportunity for increased equity ownership by executives; and

  •
  maintain competitive levels of total compensation

The Company historically used time-based stock options as its primary equity incentive. On occasions, these stock options were supplemented by restricted stock or stock options that were performance-based. Performance criteria were based on Company performance targets such as EBITDA, revenue and stock price and individual performance targets. The exercise price for all equity option grants was the average price of the Company's common stock on the NASDAQ Global Market on the grant date unless the NASDAQ is closed for trading on that date; the average price shall be the average price on the next trading day. The average price is calculated as a simple average of the high and low prices for the trading day.

        In August 2006, our Committee, following consultation with Radford Consulting, determined that going forward the Company would grant primarily PARSUs, rather than stock options and/or restricted stock. This determination was made based upon review of data provided by Radford Consulting regarding industry practice and market data. All employees are eligible for PARSUs. Generally, our PARSUs provide the holder the right to receive a designated number of shares of our common stock on or shortly after the fourth annual anniversary of the date of grant if the holder has remained employed with us through such time and the opportunity to receive on an accelerated basis a portion of such shares (not to exceed 18.75% of the total shares subject to the PARSU) at the end of each fiscal six month period to the extent certain performance objectives are achieved for such period and remains employed by the Company at such time. If the holder is employed at the end of four years, vesting of the PARSU would occur regardless of whether the performance specifications have been satisfied. In 2007, the performance acceleration criteria were based on attainment of company objectives. Similar to the cash bonus plan, the performance acceleration criteria included: revenue, EBITDA, new products, and design wins which were weighted to determine one overall performance figure for each performance period. At the end of each fiscal six month period, our Committee will evaluate and determine whether the Company has achieved its company objectives.

        In May 2007, the Committee recognized the special contribution that our Vice President of Engineering had made and was making to the increased rate of new products being developed by the Company with a special PARSU award of 65,000 restricted stock units. In July 2007, the Committee, as part of its annual compensation review, reviewed and made PARSU awards to the executives and our exempt employees. Similar to the prior year, the Committee granted these awards full participation in the second half 2007 PARSU performance period. In October, following announcement of our evaluation of strategic alternatives, as part of their overall evaluation of retention during this period, awarded our Vice President of Finance a special PARSU award of 15,000 restricted stock units and our Vice President of Engineering 75,000 restricted stock units.

        During 2007, there were two performance periods under the PARSU agreements which represented the first half and second half of the fiscal year respectively. Performance relative to the objectives for the first half of 2007 resulted in an aggregate 98.4% attainment and the vesting of 83,697 common shares to the executives and 123,840 shares to all other employees and for the second half of 2007 resulted in an aggregate 57.6% attainment and the vesting of 120,182 common shares to the executives and 142,420 shares to all other employees. The Committee ratified the number of shares vested for each performance period. The "Number of Shares Acquired on Vesting" in the Option Exercises and Stock Vested for 2007 table, includes the vesting of these PARSUs.

        Awards are expected to be made in 2008 based on similar Company objectives and weighting criteria.

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

  Employment Agreements

  Bruce W. Diamond:

        On June 28, 2005, the Company entered into an employment agreement with Mr. Diamond, the Company's President and Chief Executive Officer.

        The material terms of the employment agreement included the following: (i) Mr. Diamond's annual base salary will be $350,000. The annual base salary may be increased in the years following the first anniversary of the effective date, but may not be decreased; (ii) beginning in fiscal year 2006, Mr. Diamond is eligible for an annual bonus target opportunity of one-hundred percent (100%) of his current annual base salary, of which fifty percent (50%) is based on achievement of defined financial performance objectives and fifty percent (50%) is based on defined major business objectives as determined by the Compensation Committee; (iii) an annual bonus target opportunity for the fiscal year ending December 31, 2005 of fifty percent (50%) of annual base salary is based on defined objectives but will not be less than $50,000 if Mr. Diamond remains employed through December 31, 2005; and (iv) a grant of 1,000,000 shares of restricted common stock at a purchase price equal to the par value of the common stock of $0.01 per share of which 500,000 shares are Time-Vested Restricted Stock and vest over 36 months and 500,000 shares of Performance-Vested Restricted Stock which shall vest conditioned upon the satisfaction of certain performance targets and objectives to be determined by the Company with the performance period for such award to be not more than two (2) years or in the case of performance criteria conditioned on appreciation in the value of the Company's common stock, the price targets designated by the Company.

        Mr. Diamond's employment agreement also provided for other benefits including the right to participate in fringe benefit plans, life and disability insurance plans, expense reimbursement, reimbursement for documented supplemental life insurance, tax preparation and planning, and vacation in accordance with the Company's top management vacation policy.

        Pursuant to the employment agreement, if the Company terminates Mr. Diamond's employment other than for cause or disability or if Mr. Diamond terminates his employment with the Company for good reason, and Mr. Diamond's employment is not terminated automatically as a result of his death, the Company will pay him an amount equal to one hundred fifty percent of his annual base salary as in effect immediately prior to the termination of the employment period and eighteen months accelerated vesting with respect to any outstanding, unvested time-vested restricted stock and reimbursement for premiums paid for continued health benefits for Mr. Diamond and his dependents under the Company's health plans for eighteen months following the termination of his employment with the Company. Notwithstanding the preceding sentence, the severance benefit shall be computed as an amount equal to two hundred ninety-nine percent of his annual base salary as in effect immediately prior to the termination of the employment period, full vesting with respect to any outstanding, unvested time-vested restricted stock and performance-vested restricted stock and reimbursement for premiums paid for continued health benefits for Mr. Diamond and his dependents under the Company's health plans for thirty-six months with such amounts to be paid within thirty days of the date of such termination, in each case solely in a circumstance in which there is a termination of Mr. Diamond's employment within three months prior to or nine months following the occurrence of a change in control either by the Company other than for cause or by him with good reason.

        Mr. Diamond was granted PARSUs on August 10, 2006 and July 30, 2007 for 366,300 and for 256,410 shares respectively of our common stock that will accelerate and become fully vested upon change in control of the Company.

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

        Under the employment agreement, Mr. Miller is entitled to receive an annual base salary of $230,000 and is eligible to participate in the Company's discretionary cash bonus plan based on appropriate business and financial targets and individual objectives. Mr. Miller received a stock option grant of 500,000 shares of the Company's common stock which vests over four years and a stock option grant of 180,000 shares of the Company's common stock which vests conditioned on the satisfaction of certain performance targets and objectives. Mr. Miller also received a time vested restricted stock grant of 10,000 shares of the Company's common stock which vested upon the one year anniversary of his employment on April 10, 2007. Mr. Miller's employment agreement also provides for other benefits including the right to participate in fringe benefit plans, life and disability insurance plans, expense reimbursement, reimbursement for tax preparation and planning, and vacation in accordance with the Company's top management vacation policy.

        Pursuant to the employment agreement, if the Company terminates Mr. Miller's employment other than for cause or disability or if Mr. Miller terminates his employment with the Company for good reason, and Mr. Miller's employment is not terminated automatically as a result of his death, the Company will pay him an amount equal to one hundred percent of his annual base salary. Not withstanding the preceding sentence, the Company is obligated to pay Mr. Miller an amount equal to one hundred fifty percent of his annual base salary and the time vested stock option for 500,000 shares of common stock will accelerate and become fully vested, solely in a circumstance in which there has occurred a change in control (as such term is defined in his option agreement) within six months prior to any termination for good reason or by the Company other than for cause.

        Mr. Miller was granted PARSUs on August 10, 2006 and July 30, 2007 for 98,000 and for 300,000 shares respectively of our common stock that will accelerate and become fully vested upon change in control of the Company.

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

        Under the employment agreement, Mr. Growitz is entitled to receive an annual base salary of $167,200 and is eligible to participate in the Company's discretionary cash bonus plan, up to a maximum of 35% of base salary, based on appropriate business and financial targets and individual objectives. Mr. Growitz's employment agreement also provides for other benefits including the right to participate in fringe benefit plans, life and disability insurance plans, expense reimbursement, reimbursement for tax preparation and planning, and vacation in accordance with the Company's top management vacation policy.

        Pursuant to the employment agreement, if the Company terminates Mr. Growitz's employment other than for cause or disability or if Mr. Growitz terminates his employment with the Company for good reason, and Mr. Growitz's employment is not terminated automatically as a result of his death, the Company will pay him an amount equal to one hundred percent of his annual base salary. Not withstanding the preceding sentence, the Company is obligated to pay Mr. Growitz an amount equal to one hundred fifty percent of his annual base salary solely in a circumstance in which there has occurred a change in control within three months prior to any termination for good reason or by the Company other than for cause.

        Mr. Growitz was granted PARSUs on August 10, 2006, July 30, 2007 and October 30, 2007 for 31,500, 30,000 and 15,000 shares respectively of our common stock that will accelerate and become fully vested upon change in control of the Company.

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

        Under the employment agreement, Mr. Patel is entitled to receive an annual base salary of $245,000 and will be eligible to participate in the Company's discretionary cash bonus plan based on appropriate business and financial targets and individual objectives. Mr. Patel received a stock option grant of 500,000 shares of the Company's common stock which will vest over four years and a stock option grant of 200,000 shares of the Company's common stock which shall vest conditioned on the satisfaction of certain performance targets and objectives. Mr. Patel's employment agreement also provides for other benefits including the right to participate in fringe benefit plans, life and disability insurance plans, expense reimbursement, reimbursement for tax preparation and planning, and vacation in accordance with the Company's top management vacation policy.

        Pursuant to the employment agreement, if the Company terminates Mr. Patel's employment other than for cause or disability or if Mr. Patel terminates his employment with the Company for good reason, and Mr. Patel's employment is not terminated automatically as a result of his death, the Company will pay him an amount equal to one hundred percent of his annual base salary. Not withstanding the preceding sentence, the Company shall pay Mr. Patel an amount equal to one hundred fifty percent of his annual base salary and the time vested stock option for 500,000 shares of common stock will accelerate and become fully vested, solely in a circumstance in which there has occurred a change in control (as such term is defined in his option agreement) within six months prior to any termination for good reason or by the Company other than for cause.

        Mr. Patel was granted PARSUs on August 10, 2006 and July 30, 2007 for 45,500 and for 120,000 shares respectively of our common stock that will accelerate and become fully vested upon change in control of the Company.

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

        Under the employment agreement, Mr. Saidi is entitled to receive an annual base salary of $225,000 and will be eligible to participate in the Company's discretionary cash bonus plan based on appropriate business and financial targets and individual objectives. Mr. Saidi received a stock option grant of 540,000 shares of the Company's common stock which will vest over four years and a stock option grant of 180,000 shares of the Company's common stock which shall vest conditioned on the satisfaction of certain performance targets and objectives. Mr. Saidi also received a time vested restricted stock grant of 10,000 shares of the Company's common stock which vested upon the one year anniversary of his employment on January 16, 2007. Mr. Saidi's employment agreement also provides for other benefits including the right to participate in fringe benefit plans, life and disability insurance plans, expense reimbursement, reimbursement for tax preparation and planning, and vacation in accordance with the Company's top management vacation policy.

        Pursuant to the employment agreement, if the Company terminates Mr. Saidi's employment other than for cause or disability or if Mr. Saidi terminates his employment with the Company for good reason, and Mr. Saidi's employment is not terminated automatically as a result of his death, the Company will pay him an amount equal to one hundred percent of his annual base salary. Not withstanding the preceding sentence, the Company shall pay Mr. Saidi an amount equal to one hundred fifty percent of his annual base salary and the time vested stock option for 540,000 shares of common stock will accelerate and become fully vested, solely in a circumstance in which there has occurred a change in control (as such term is defined in his option agreement) within six months prior to any termination for good reason or by the Company other than for cause.

        Mr. Saidi was granted PARSUs on August 10, 2006, May 2, 2007, July 30, 2007 and October 30, 2007 for 38,500, 65,000, 120,000 and 75,000 shares respectively of our common stock that will accelerate and become fully vested upon change in control of the Company.

  Mark Knoch:

        Effective August 8, 2005, the Company entered into an employment agreement with Mark Knoch for the position of Vice President of Operations for the Company. The employment agreement is effective for three years with automatic one-year extensions thereafter unless advance written notice of an intention not to extend the term is provided by either the Company or Mr. Knoch.

        Under the employment agreement, Mr. Knoch is entitled to receive an annual base salary of $225,000 and will be eligible to participate in the Company's discretionary cash bonus plan based on appropriate business and financial targets and individual objectives. Mr. Knoch received a stock option grant of 450,000 shares of the Company's common stock which will vest over four years and a restricted stock grant of 150,000 shares of the Company's common stock which shall vest conditioned on the satisfaction of certain performance targets and objectives. Mr. Knoch's employment agreement also provides for other benefits including the right to participate in fringe benefit plans, life and disability insurance plans, expense reimbursement, reimbursement for tax preparation and planning, and vacation in accordance with the Company's top management vacation policy.

        Pursuant to the employment agreement, if the Company terminates Mr. Knoch's employment other than for cause or disability or if Mr. Knoch terminates his employment with the Company for good reason, and Mr. Knoch's employment is not terminated automatically as a result of his death, the Company will pay him an amount equal to one hundred percent of his annual base salary. Not withstanding the preceding sentence, the Company shall pay Mr. Knoch an amount equal to one hundred fifty percent of his annual base salary and the time vested stock option for 450,000 shares of common stock will accelerate and become fully vested, solely in a circumstance in which there has occurred a change in control (as such term is defined in his option agreement) within six months prior to any termination for good reason or by the Company other than for cause.

        Mr. Knoch was granted a PARSU on August 10, 2006 and July 30, 2007 for 98,000 and for 100,000 shares respectively of our common stock that will accelerate and become fully vested upon change in control of the Company.

Potential Payments Upon Termination of Employment

        We have quantified the amount of benefits and payments that would be owed or payable under our employment agreements if the named executive's employment had terminated on December 31,

2007, given the named executive's compensation and service levels as of such date and, if applicable, based on the closing market price on December 31, 2007 of $0.74 per share in the table below:

Benefit	Bruce W. Diamond	R. Gregory Miller	Rainer N. Growitz	Haresh P. Patel	Morteza Saidi	Mark Knoch
UNEARNED COMPENSATION
Cash Severance	$525,000	$230,000	$167,200	$245,000	$225,000	$225,000
Health & Welfare(1)
Restricted Stock and PARSUs	$71,964	$—	$—	$—	$—	$—
Stock Options	$—	$—	$—	$—	$—	$—

Total	$596,964	$230,000	$167,200	$245,000	$225,000	$225,000

Potential Payments Upon Change in Control

        We have quantified the amount of benefits and payments that would be owed or payable under our employment agreements upon a change in control assuming that a triggering event occurred on December 31, 2007 and a valuation of our common stock based on its closing market price on December 31, 2007 of $0.74 per share in the table below:

Benefit	Bruce W. Diamond	R. Gregory Miller	Rainer N. Growitz	Haresh P. Patel	Morteza Saidi	Mark Knoch
UNEARNED COMPENSATION
Cash Severance	$1,046,500	$345,000	$250,800	$367,500	$337,500	$337,500
Health & Welfare(2)
Restricted Stock and PARSUs	$553,168	$279,054	$51,857	$115,600	$214,963	$131,975
Stock Options	$—	$—	$—	$—	$—	$—

Total	$1,599,668	$624,054	$302,657	$483,100	$552,463	$469,475

(1)
Mr. Diamond is entitled to reimbursement for premiums paid for continued health benefits for Mr. Diamond and his dependents under the Company's health plans for eighteen months following the termination of his employment with the Company. Mr. Miller, Mr. Growitz, Mr. Patel, Mr. Saidi and Mr. Knoch are entitled to receive group health insurance benefits under the Company's benefit plans for one year following the termination of employment.

(2)
Mr. Diamond is entitled to reimbursement for premiums paid for continued health benefits for Mr. Diamond and his dependents under the Company's health plans for thirty-six months following a change in control. Mr. Miller, Mr. Growitz, Mr. Patel, Mr. Saidi and Mr. Knoch are entitled to receive group health insurance benefits under the Company's benefit plans for three years following a change in control.

SUMMARY COMPENSATION TABLE FOR 2007

        The following table sets forth 2007 compensation information for: (i) the principal executive officer; (ii) the principal financial officer; (iii) four other executive officers, who, based on their total compensation, were the most highly compensated in 2007, (our "named executive officers").

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Non qualified Deferred Compensation Earnings ($)(3)	All Other Compensation (4)	Total ($)
Bruce W. Diamond President and Chief Executive Officer (principal executive officer)	2007	344,617	—	683,295	6,441	—	—	17,587	1,051,940
R. Gregory Miller Vice President and Chief Financial Officer (principal financial officer)	2007	227,346	—	97,218	410,520	—	—	11,776	746,860
Mark Knoch Vice President Operations	2007	225,000	—	138,271	124,972	—	—	8,926	497,169
Haresh Patel Vice President Sales and Marketing	2007	245,001	—	35,747	291,344	—	—	19,899	591,991
Morteza Saidi Vice President Engineering	2007	225,002	—	64,556	335,413	—	—	12,421	637,392
Rainer N. Growitz Vice President Finance and Corporate Secretary	2007	162,492	—	9,553	10,294	—	—	7,011	189,350

(1)
The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with SFAS 123(R), excluding forfeitures. See Note 8 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the assumptions used in determining fair value.

(2)
Represents cash bonuses under the 2007 Bonus Plan described under "Cash Bonuses" in Compensation Discussion and Analysis.

(3)
The Company does not have a defined benefit pension plan or a non-qualified deferred compensation plan.

(4)
The amount shown in column 'All Other Compensation' reflects for each Named Executive Officer:

•
401(K) matching contributions

•
Medical reimbursements and tax preparation service reimbursements

GRANTS OF PLAN-BASED AWARDS FOR 2007

        The following table sets forth, for the fiscal year ended December 31, 2007, each grant of cash or equity based on awards to our named executive officers under plans established by us.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards		Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of shares of Stock or		All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing Price on Grant Date if Different from Exercise	Grant Date Fair Value of Stock and Option
Name	Grant Date	Target ($)(1)	Maximum ($)(2)	Maximum (#)	Units (#)		Options (#)	Awards ($)	Price ($)	Awards ($)
Bruce W. Diamond	7/30/2007	—	525,000	—	256,410	(3)	—	—	—		$246,416
R. Gregory Miller	7/30/2007	—	207,000	—	300,000	(3)	—	—	—		$288,306
Mark Knoch	7/30/2007	—	202,500	—	100,000	(3)	—	—	—		$96,102
Haresh Patel	7/30/2007	—	220,500	—	120,000	(3)	—	—	—		$115,323
Morteza Saidi	5/2/2007 7/30/2007 10/30/2007	—	202,500	— — —	65,000 120,000 75,000	(3) (3) (3)	— — —	— — —	— — —	$ $ $	56,069 115,323 37,676
Rainer N. Growitz	7/30/2007 10/30/2007	—	84,000	— — —	30,000 15,000	(3) (3)	— — —	— — —	— — —	$ $	96,102 7,535

(1)
Represents cash bonuses under the 2007 Bonus Plan described under "Cash Bonuses" in Compensation Discussion and Analysis.

(2)
This column shows the maximum amount that could have been payable under the Company's 2007 Bonus Plan.

(3)
These PARSUs may vest on an accelerated basis based on performance criteria determined by the Compensation Committee of the Board of Directors or cliff vest after 4 years.

Narrative to Summary Compensation Table and Grants of 2007 Plan-Based Awards

        See Compensation Discussion and Analysis above for a complete description of compensation plans pursuant to which the amounts listed under the Summary Compensation Table and Grants of 2007 Plan-Based Awards were paid or awarded and the criteria for such payment, including targets for payment of incentives, as well as performance criteria on which such payments were based. The Compensation Discussion and Analysis also describes the options, PARSUs and restricted stock grants.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END FOR 2007

        The following table sets forth certain information concerning outstanding unexercised option and stock awards held by our named executive officers at December 31, 2007 which have not vested:

	Option Awards												Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)		Option Expiration Date	Date of Grant	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Bruce W. Diamond	7/15/03 7/22/04	25,000 7,500 — —	(1) (2)	— 2,500 — —	— — — —		$ $	0.85 2.59 — —	7/14/2013 7/21/2014 — —	7/29/05 1/13/06 8/10/06 7/30/07	97,248 — 267,493 237,949	(3) (5) (6)	$ $ $	71,964 — 197,945 176,082	— 100,000 — —	(4)	$	— 74,000 — —
R. Gregory Miller	4/10/06	208,333 — —	(7)	291,667 — —	30,000 — —	(8)		$2.79 — —	4/9/2016 — —	8/10/06 7/30/07	70,044 278,400	(9) (10)	$ $	51,833 206,016	— —			— —
Mark Knoch	8/8/05	225,000 —	(11)	225,000 —	— —			$1.49 —	8/7/2015 —	8/10/06 7/30/07	71,288 92,800	(12) (13)	$ $	52,753 68,672	— —			— —
Haresh Patel	10/24/05	270,833	(14)	229,167	90,000	(15)		$0.94	10/23/2015	8/10/06 7/30/07	32,940 111,360	(16) (17)	$ $	24,376 82,406	— —			— —
Morteza Saidi	1/17/06	258,750 — — —	(18)	281,250 — — —	— — — —			$1.64 — — —	1/16/2016 — — —	8/10/06 5/2/07 7/30/07 10/30/07	27,718 60,320 111,360 75,000	(19) (20) (21) (22)	$ $ $ $	20,511 44,637 82,406 55,500	— — — —			— — — —
Rainer N. Growitz	1/31/00 4/3/01 11/9/04	189,064 50,000 —	(23) (27)	120,000 — —	— — 25,000	(28)	$ $ $	1.37 2.22 2.23	1/30/2010 4/2/2011 11/8/2014	8/10/06 7/30/07 10/30/07	22,809 27,840 15,000	(24) (25) (26)	$ $ $	16,879 20,602 11,100	— — —			— — —

(1)
The option was granted on July 15, 2003 and vests annually over 4 years.

(2)
The option was granted on July 22, 2004 and vests annually over 4 years.

(3)
500,000 shares of restricted stock were granted on July 29, 2005 and vest monthly over 36 months.

(4)
500,000 shares of restricted stock were granted on January 13, 2006 and vest based on performance targets which are based on EBITDA, revenue, stock price and completion of a pre-determined corporate event. 400,000 shares of restricted stock have vested as of December 31, 2007.

(5)
366,300 PARSUs were granted on August 10, 2006 and may vest on an accelerated basis based on performance criteria determined by the Compensation Committee of the Board of Directors or cliff vest after 4 years. 98,807 PARSUs have vested as of December 31, 2007.

(6)
256,410 were granted on July 30, 2007 and may vest on an accelerated basis based on performance criteria determined by the Compensation Committee of the Board of Directors or cliff vest after 4 years. 18,461 PARSUs have vested as of December 31, 2007.

(7)
500,000 options were granted on April 10, 2006 and vest 25% one year after April 10, 2006 and 1/36 per month of service thereafter.

(8)
180,000 options were granted on April 10, 2006 and vest based on performance targets which are based on EBITDA, stock price targets and successful implementation of a new ERP system. 150,000 options have vested as of December 31, 2007.

(9)
98,000 PARSUs were granted on August 10, 2006 and may vest on an accelerated basis based on performance criteria determined by the Compensation Committee of the Board of Directors or cliff vest after 4 years. 27,956 PARSUs have vested as of December 31, 2007.

(10)
300,000 PARSUs were granted on July 30, 2007 and may vest on an accelerated basis based on performance criteria determined by the Compensation Committee of the Board of Directors or cliff vest after 4 years. 21,600 PARSUs have vested as of December 31, 2007.

(11)
450,000 options were granted on August 8, 2005 and vest annually over 4 years.

(12)
98,000 PARSUs were granted on August 10, 2006 and may vest on an accelerated basis based on performance criteria determined by the Compensation Committee of the Board of Directors or cliff vest after 4 years. 26,712 PARSUs have vested as of December 31, 2007.

(13)
100,000 PARSUs were granted on July 30, 2007 and may vest on an accelerated basis based on performance criteria determined by the Compensation Committee of the Board of Directors or cliff vest after 4 years. 7,200 PARSUs have vested as of December 31, 2007.

(14)
500,000 options were granted on October 24, 2005 and vest 25% one year after October 24, 2006 and 1/36 per month of service thereafter.

(15)
200,000 options were granted on October 24, 2005 and vest based on performance targets which are based on EBITDA, revenue and gross margin on products sold through distribution. 110,000 options have vested as of December 31, 2007.

(16)
45,500 PARSUs were granted on August 10, 2006 and may vest on an accelerated basis based on performance criteria determined by the Compensation Committee of the Board of Directors or cliff vest after 4 years. 12,560 PARSUs have vested as of December 31, 2007.

(17)
120,000 PARSUs were granted on July 30, 2007 and may vest on an accelerated basis based on performance criteria determined by the Compensation Committee of the Board of Directors or cliff vest after 4 years. 8,640 PARSUs have vested as of December 31, 2007.

(18)
540,000 options were granted on January 17, 2006 and vest 25% one year after January 17, 2006 and 1/36 per month of service thereafter.

(19)
38,500 PARSUs were granted on August 10, 2006 and may vest on an accelerated basis based on performance criteria determined by the Compensation Committee of the Board of Directors or cliff vest after 4 years. 10,782 PARSUs have vested as of December 31, 2007.

(20)
65,000 PARSUs were granted on May 2, 2007 and may vest on an accelerated basis based on performance criteria determined by the Compensation Committee of the Board of Directors or cliff vest after 4 years. 4,680 PARSUs have vested as of December 31, 2007.

(21)
120,000 PARSUs were granted on July 30, 2007 and may vest on an accelerated basis based on performance criteria determined by the Compensation Committee of the Board of Directors or cliff vest after 4 years. 8,640 PARSUs have vested as of December 31, 2007.

(22)
75,000 PARSUs were granted on October 30, 2007 and may vest on an accelerated basis based on performance criteria determined by the Compensation Committee of the Board of Directors or cliff vest after 4 years.

(23)
368,064 options were granted on January 31, 2000. 150,000 options vest annually over 5 years; 150,000 vest based on performance criteria or cliff vest on January 31, 2009 and 68,064 vested 100% on January 31, 2000.

(24)
31,500 PARSUs were granted on August 10, 2006 and may vest on an accelerated basis based on performance criteria determined by the Compensation Committee of the Board of Directors or cliff vest after 4 years. 8,691 PARSUs have vested as of December 31, 2007. (25) 30,000 PARSUs were granted on July 30, 2007 and may vest on an accelerated basis based on performance criteria determined by the Compensation Committee of the Board of Directors or cliff vest after 4 years. 2,160 PARSUs have vested as of December 31, 2007.

(26)
15,000 PARSUs were granted on October 30, 2007 and may vest on an accelerated basis based on performance criteria determined by the Compensation Committee of the Board of Directors or cliff vest after 4 years.

(27)
50,000 options were granted on April 3, 2001 and vest annually over 5 years.

(28)
25,000 options were granted on November 9, 2004 and vest based on performance criteria.

OPTION EXERCISES AND STOCK VESTED FOR 2007

        The following table sets forth for the fiscal year ended December 31, 2007 certain information regarding options exercised by our named executive officers and the vesting of restricted stock awards:

	Option Awards		Stock Awards
Name	Number of Shares Acquired On Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Bruce W. Diamond	—	$—	515,813	$652,813
R. Gregory Miller	—	$—	409,043	$536,280
Mark Knoch	—	$—	288,810	$429,137
Haresh Patel	—	$—	242,512	$272,185
Morteza Saidi	—	$—	469,577	$614,965
Rainer N. Growitz	—	$—	8,302	$10,114

COMPENSATION OF DIRECTORS FOR 2007

        The following table sets forth the annual compensation paid or accrued by the Company to or on behalf of our directors, other than employee directors for the fiscal year ended December 31, 2007.

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Change in Pension Value and Deferred Compensation Earnings ($)(5)	All Other Compensation ($)	Total ($)
Current Directors:
W. Dexter Paine, III	$54,500	$—	$13,863	$—	$—	$68,363
Angelos J. Dassios	$17,115	$—	$2,081	$—	$—	$19,196
Liane J. Pelletier	$47,000	$—	$27,473	$—	$—	$74,473
Jack G. Levin	$29,000	$—	$8,921	$—	$—	$37,921
Patrice M. Daniels	$47,840	$—	$14,634	$—	$—	$62,474
Catherine P. Lego	$58,670	$—	$16,046	$—	$—	$74,716
Robert Whelton	$33,840	$—	$13,696	$—	$—	$47,536
Former Directors:
Michael E. Holmstrom	$55,792	$—	$12,864	$—	$—	$68,656

(1)
Directors who are also employed by us do not receive additional compensation for their services as a director. Bruce Diamond, the Company's President and Chief Executive Officer, is our only employee director but is not included in this table as he receives no additional compensation for his service as a director. All of the compensation received by Mr. Diamond is shown in the Summary Compensation Table.

(2)
Our directors have not received stock awards.

(3)
Non-employee directors are eligible to participate in the WJ Communications, Inc. amended and restated 2000 Non-Employee Director Stock Compensation Plan (the "Non-Employee Director Plan") approved by the shareholders at the Company's 2003 annual meeting:

•
Each non-employee director who joins the Board will receive an option to acquire 36,000 shares of common stock with an exercise price equal to the fair market value of the common stock upon the commencement of his or her directorship. Any director, officer, employee, partner or other affiliate of Paine & Partners, LLC and/or its controlled affiliates who becomes a member of the Board shall not be eligible for the initial option award;

  •
  Each non-employee director who is re-elected to the Board will receive an option to acquire 18,000 shares of common stock with an exercise price equal to the fair market value of the common stock upon the re-election of his or her directorship;

  •
  Our chairman and each non-employee director receives a fee for service of $20,000 for each full year of service. The non-employee director serving as chair of our Audit, Compensation, Executive and Corporate Governance committees receives $12,500, $7,500, $5,000 and $5,000 respectively for each full year of service in such capacity. The non-employee directors serving on our Audit and Compensation committees, other than as chair, receive a fee of $5,000 and $2,500 respectively, for each full year of service.

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

(4)
The amounts included in "Option Awards" reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with SFAS 123(R), disregarding forfeiture assumptions, and thus includes amounts from awards granted in and prior to 2007. See Note 8 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the assumptions used in determining fair value. As of December 31, 2007, each of our non-employee directors held outstanding options to purchase the following number of shares of our common stock: W. Dexter Paine, III, 66,000; Angelos Dassios, 18,000; Liane J. Pelletier, 81,000; Jack G. Levin, 46,000; Patrice M. Daniels, 61,000; Catherine P. Lego, 71,000; and Robert Whelton, 61,000. During 2007, each of our non-employee directors was granted an option to purchase 18,000 shares of common stock with a grant date fair value of $13,312. Options to purchase shares of common stock issued pursuant to the Non-Employee Director Plan will vest and become exercisable in cumulative annual installments of 25% on each of the first, second, third and fourth anniversaries of the date of the grant of the option, unless a change in control (as defined in the Non-Employee Director Plan) occurs, whereby all options vest and become immediately exercisable in exchange for the per share consideration to be received in the change in control by holders of common stock, or the cash equivalent of the same, at the discretion of the Board or any committee thereof to which the Board delegates administration of the Non-Employee Director Plan (the "Plan Administrator").

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

COMPENSATION COMMITTEE REPORT

        The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with the Company's management.

        Based on the Compensation Committee's review and discussion noted above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A.

        Submitted by the Compensation Committee of the Board of Directors of WJ Communications, Inc.

W. Dexter Paine, III
Liane J. Pelletier

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee is composed of W. Dexter Paine, III and Liane J. Pelletier, neither of who are or have ever been our officer or employee. W. Dexter Paine, III is President of Paine & Partners, LLC and the information set forth in Item 13 below is incorporated herein by reference. No executive officer of the Company serves as a director of another entity.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table presents information regarding the number of shares of our common stock beneficially owned as of March 30, 2008 (unless otherwise indicated), by:

  •
  each person who is known to us to be the beneficial owner of more than five percent of our common stock;

  •
  each director;

  •
  our chief executive officer at the end of our last completed fiscal year and our four most highly compensated executive officers who were serving as executive officers at the end of our last completed fiscal year; and

  •
  all current directors and executive officers as a group.

        Unless otherwise indicated by footnote, the beneficial owner exercises sole voting and investment power over the shares noted below. The business address of each individual listed below is c/o WJ Communications, Inc. 401 River Oaks Parkway, San Jose 95134. The beneficial ownership percentages reflected in the table below are based on 68,912,032 shares of our common stock outstanding as of March 30, 2008:

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

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Fox Paine Capital, LLC(1)	25,492,044	37.0%
Fox Paine Capital Fund, L.P.(1)	24,155,413	35.1%
FPC Investors, L.P.(1)	358,422	*
Kopp Investment Advisors, LLC(2)	10,641,620	15.4%
W. Dexter Paine, III(3)	25,566,673	37.1%
Angelos J. Dassios(4)	25,492,044	37.0%
Liane J. Pelletier(5)	42,000	*
Patrice M. Daniels(6)	10,750	*
Jack G. Levin(7)	9,500	*
Catherine P. Lego(8)	58,250	*
Robert Whelton(9)	17,000	*
Bruce W. Diamond(10)	816,357	1.2%
Haresh Patel(11)	445,448	*
Mark Knoch(12)	361,025	*
Morteza Saidi(13)	521,784	*
R. Gregory Miller(14)	467,806	*
Rainer N. Growitz(15)	290,140	*
All directors and executive officers as a group (13 persons)(16)	28,644,983	40.4%

*
The percentage of shares beneficially owned does not exceed 1%.

(1)
P&P Fund I Management, LLC is the manager of (i) Fox Paine Capital Fund, L.P. ("LP1"), a direct owner of 24,155,413 shares, and (ii) FPC Investors, L.P. ("LP2")(collectively, LP1 and LP2 are "LPs"), a direct owner of 358,422 shares of our common stock. Fox Paine Capital, LLC is the General Partner of each of the LPs and the manager of each of WJ Coinvestment Fund I, LLC, WJ Coinvestment Fund III, LLC and WJ Coinvestment Fund IV, LLC (collectively, the "Funds"), which directly own 604,478 , 251,155 and 125,576 shares, respectively, of our common stock. Our Chairman, W. Dexter Paine, III is a Partner of P&P Fund I Management, LLC and the Managing Member of Fox Paine Capital Management, LLC which is the Managing Member of Fox Paine Capital, LLC and Mr. Angelos J. Dassios is an employee of Paine & Partners, LLC which is an affiliate of P&P Fund I Management, LLC, Fox Paine Management, LLC and Fox Paine Capital, LLC and as a result, Mr. Paine and Mr. Dassios may be deemed to be the indirect beneficial owners of 25,492,044 shares of common stock of the Issuer owned by the LPs and the Funds.

(2)
As reported by Kopp Investment Advisors, LLC and related entities on Schedule 13G filed with the Securities and Exchange Commission on February 29, 2008. In its Schedule 13G, Kopp Investment Advisors, LLC reflects that as of February 29, it has sole voting power as to 10,210,820 shares, shared voting power as to no shares, sole dispositive power with respect to no shares and shared dispositive power with respect to 6,035,720 shares. In addition, Mr. LeRoy C. Kopp, who controls Kopp Holding Company, LLC which owns 100% of Kopp Investment Advisors, LLC, has sole voting power as to no shares, shared voting power as to no shares, sole dispositive power with respect to 4,605,900 shares and shared dispositive power with respect to no shares and an aggregate amount of common stock beneficially owned of 10,641,620 shares constituting 15.44%. The address of Kopp Investment Advisors, LLC and related entities is 7701 France Avenue South, Suite 500, Edina, MN 55435.

(3)
Includes 25,492,044 shares beneficially owned as described in footnote (1) above, 47,629 shares awarded to Mr. Paine under the Amended and Restated 2000 Non Employee Director Stock-Compensation Plan receipt of which has been deferred, and 27,000 shares issuable to Mr. Paine subject to currently exercisable options.

(4)
Includes 25,492,044 shares beneficially owned as described in footnote (1) above.

(5)
Represents 42,000 shares issuable to Ms. Pelletier subject to currently exercisable options.

(6)
Represents 10,750 shares issuable to Ms. Daniels subject to currently exercisable options.

(7)
Represents 9,500 shares issuable to Mr. Levin subject to currently exercisable options.

(8)
Represents 30,000 shares held of record by Ms. Lego and 28,250 shares issuable subject to currently exercisable options.

(9)
Represents 17,000 shares issuable to Mr. Whelton subject to currently exercisable options.

(10)
Represents 783,857 shares held of record by Mr. Diamond and 32,500 shares issuable subject to currently exercisable options.

(11)
Represents 12,531 shares held of record by Mr. Patel and 432,917 shares issuable subject to currently exercisable options.

(12)
Represents 136,025 shares held of record by Mr. Knoch and 225,000 shares issuable subject to currently exercisable options.

(13)
Represents 26,784 shares held of record by Mr. Saidi and 495,000 shares issuable subject to currently exercisable options.

(14)
Represents 57,389 shares held of record by Mr. Miller and 410,417 shares issuable subject to currently exercisable options.

(15)
Represents 51,076 shares held of record by Mr. Growitz and 239,064 shares issuable subject to currently exercisable options.

(16)
Includes shares deemed to be beneficially owned by Mr. Paine and Mr. Dassios as a result of their relationships with and to Fox Paine Capital. Excluding such shares, all directors and executive officers as a group beneficially own 1,155,291 shares held of record and 1,997,648 shares issuable under currently exercisable options.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        We entered into a Management Agreement and a Shareholders' Agreement with related persons in January 31, 2000 that are still in effect today.

Management Agreement

        On January 31, 2000, Fox Paine Capital Fund, an investment fund managed by Fox Paine & Company, LLC ("Fox Paine & Company" or "Fox Paine"), became the controlling shareholder of the Company. Fox Paine Capital Fund acquired its controlling position in an all cash merger between FP-WJ Acquisition Corp. and the Company, then called Watkins-Johnson Company (the "Recapitalization Merger"), whereby Fox Paine Capital Fund and its co-investors paid a total of $50.8 million for approximately 91.1% of the Common Stock of the Company (or $41.125 per pre-split share as the Common Stock was then constituted). W. Dexter Paine, III, the Chairman of our Board of Directors, was the President of Fox Paine.

        As part of the Recapitalization Merger, the Company entered into a management agreement with Fox Paine & Company. Since the Recapitalization Merger, and for each subsequent year, the Company will pay Fox Paine a fee in the amount of 1% of the Company's net income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (losses) of minority investments, calculated without regard to the fee. In exchange for its management fee, Fox Paine assists the Company with its strategic planning, budgets and financial projections and helps the Company identify possible strategic acquisitions and recruit qualified management personnel. Fox Paine also assists in customer and supplier relationships on behalf of the Company and consults with the Company on various matters including tax planning and public relations strategies, economic and industry trends and executive compensation. Due to the Company's loss incurred from 2003, 2004, 2005 and 2006, no management fees were paid to Fox Paine for the years ended December 31, 2004, December 31, 2005, December 31, 2006 and December 31, 2007. The Company has agreed to reimburse Fox Paine for its expenses incurred in providing these services. The Company paid Fox Paine $2,000, $29,000, $29,000 and $108,000 for the reimbursement of expenses incurred by Fox Paine for the years ended December 31, 2007, December 31, 2006, December 31, 2005 and December 31, 2004, respectively. The Company also paid Fox Paine $700,000 in July of 2004 for investment banking services rendered in connection with the EiC Acquisition that was completed on June 18, 2004.

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

  •
  In the event the Company registers any of its equity securities under the Securities Act, or shares of Common Stock of Fox Paine Capital Fund pursuant to a demand registration, each of the Company's other shareholders who are a party to the agreement, may exercise piggyback registration rights to include all or a portion of its shares of Common Stock in the registration.

        In the event that either Fox Paine Capital Fund or its affiliates makes a demand for registration, the Company has agreed to pay all expenses related to that registration. The Company has also agreed to indemnify Fox Paine Capital Fund against various liabilities associated with such registration.

        The shareholders' agreement also provides that the Company's shareholders who are a party to the agreement will vote their shares in order to ensure that if and to the extent Fox Paine Capital Fund owns shares of Common Stock, Fox Paine Capital Fund will be represented on the Board of Directors.

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

Director Independence

        As required under NASDAQ Marketplace Rules, a majority of our board is comprised of independent directors. As of the date of this report, our board has determined for such purpose that Jack G. Levin, Liane J. Pelletier, Patrice M. Daniels, Catherine P. Lego and Robert Whelton are each independent as defined in the NASDAQ Marketplace Rules. Our audit committee, compensation committee and corporate governance and nominating committee are comprised solely of independent directors.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Fees billed by our principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities") are as follows:

	Year Ended
	December 31, 2007	December 31, 2006
Audit fees	$771,333	$680,008
Audit-related fees	38,420	—
Tax fees	47,881	25,673
All other fees	—	—

Total	$857,634	$705,681

Audit fees billed or expected to be billed by the Deloitte Entities include professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and the filing of Registration Statements with the Securities and Exchange Commission and fees required by the Sarbanes-Oxley Act of 2002. Audit-related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and included due diligence related to mergers and acquisitions, and consulting on financial accounting/reporting standards and controls. Tax fees are professional services rendered for tax compliance, tax consulting and tax planning including services. All Other Fees consist of fees for products and services other than the services reported above.

        The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence and has concluded that the non-audit services provided by the Deloitte Entities are compatible with maintaining the Deloitte Entities' independence.

Pre-Approval Policies and Procedures

        The Audit Committee approves in advance all audit and permissible non-audit services to be performed by our independent registered public accounting firm. The Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC's rules on auditor independence and has pre-approved certain specified audit and non-audit services to be provided by the Deloitte Entities for up to twelve (12) months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration. The Audit Committee pre-approved all of the services performed in 2007 and 2006 by the Deloitte Entities relating to the "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees" described above as required by the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 25th day of April 2008.

WJ COMMUNICATIONS, INC. (Registrant)
Date: April 18, 2008	By:	/s/ BRUCE W. DIAMOND Bruce W. Diamond President and Chief Executive Officer

QuickLinks

EXPLANATORY NOTE
PART III
  Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  Item 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
SUMMARY COMPENSATION TABLE FOR 2007
GRANTS OF PLAN-BASED AWARDS FOR 2007
Narrative to Summary Compensation Table and Grants of 2007 Plan-Based Awards
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END FOR 2007
OPTION EXERCISES AND STOCK VESTED FOR 2007
COMPENSATION OF DIRECTORS FOR 2007
COMPENSATION COMMITTEE REPORT
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES