Form 10-K/A
period 2007-12-31
WJ COMMUNICATIONS INC
filed 2008-05-07
CIK 105006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K/A or any amendment to the Form 10-K/A.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 1, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $60,986,226 (based upon the $1.75 closing price of the common stock as reported by the NASDAQ Global Market on June 29, 2007). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of March 30, 2008 there were 68,912,032 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 on Form 10-K/A is to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended by Amendment No. 1 on Form 10-K/A, which were filed with the Securities and Exchange Commission on March 28, 2008 and April 18, 2008 respectively, solely for the purpose of reflecting revised disclosures in response to comments received from the staff of the SEC. This Amendment No. 2 provides revised disclosures under the following captions:

Part II, Item 9A. Controls and Procedures, specifically, a new subsection was added entitled “Management’s Annual Report on Internal Control Over Financial Reporting” and the last paragraph in “Inherent Limitations on Effectiveness of Controls” was revised to delete the reference to omission of management’s report on internal control over financial reporting; and

Part IV, Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, specifically revised Exchange Act Rule 13a-14 certifications.

This report also contains certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934 for amendments. Except as otherwise expressly stated herein, this Amendment No. 2 on Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K and Amendment No. 1 on Form 10-K, or modify or update in any way disclosures contained in such previous filings.

Item 9a.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles due to the material weakness described below (the results of management’s assessment were reviewed with the Audit Committee). Not withstanding the material weakness, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position as of, and the consolidated results of operations for the year ended, December 31, 2007.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring is performed by or under the supervision of our internal accounting and finance organization. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles due solely to the material weakness noted above in “Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures”.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Commencing with the 2006 annual report and continuing with the 2007 annual report on Form 10-K the Company is not deemed to be an accelerated filer because its public float was below the required threshold as of the last business day of its 2006 second fiscal quarter and most recently completed second fiscal quarter. As a result of becoming a non-accelerated filer, the Company is permitted to elect to suspend Sarbanes-Oxley Section 404 obligations to provide a auditor attestation report regarding management’s report on internal control over financial reporting. The Company has elected to suspend such auditor attestation reporting obligations under Section 404 which election was approved by the Audit Committee.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Incorporated by reference to Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 7th day of May 2008.

WJ COMMUNICATIONS, INC. (Registrant)

Date: May 7, 2008	By:	/s/ BRUCE W. DIAMOND
Bruce W. Diamond President and Chief Executive Officer

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Bruce W. Diamond, Chief Executive Officer (principal executive officer), pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.2	Certification of R. Gregory Miller, Chief Financial Officer (principal financial officer), pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.1	Certification of Bruce W. Diamond, principal executive officer, Pursuant To 18 U.S.C. Section 1350.					X

32.2	Certification of R. Gregory Miller, principal financial officer, Pursuant To 18 U.S.C. Section 1350.					X