Form 10-Q
period 2008-03-30
WJ COMMUNICATIONS INC
filed 2008-05-14
CIK 105006

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

As of May 5, 2008 there were 68,954,746 shares outstanding of the registrant’s common stock, $0.01 par value.

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, our Annual Report on Form 10-K, our shareholders’ annual report, press releases and certain information provided periodically in writing or orally by our officers, directors or agents contain certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecasted in the forward-looking statements. In addition, the forward-looking events discussed in this report might not occur. These risks and uncertainties include, among others, those described in the section of this report and our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 28, 2008 entitled “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission. We assume no obligation to update or revise the forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

WJ COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED MARCH 30, 2008

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 30,	April 1,
	2008	2007

Net sales	$10,253	$10,757

Cost of goods sold	5,622	5,988
Gross profit	4,631	4,769
Operating expenses:
Research and development	2,737	5,497
Selling and administrative	4,842	3,830
Restructuring charges (credits)	(4)	212
Total operating expenses	7,575	9,539
Loss from operations	(2,944)	(4,770)
Interest income	97	263
Interest expense	(16)	(14)
Other income - net	5	120
Loss before income taxes	(2,858)	(4,401)
Income tax provision	25	—
Net loss	$(2,883)	$(4,401)

Basic and diluted net loss per share	$(0.04)	$(0.07)
Basic and diluted average weighted shares	68,667	67,484

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	March 30,	April 1,
	2008	2007

Net loss	$(2,883)	$(4,401)
Other comprehensive gain:
Unrealized holding gain on securities arising during the period	1	3

Comprehensive loss	$(2,882)	$(4,398)

See notes to condensed consolidated financial statements

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands)

 (Unaudited)

	March 30,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,844	$14,018
Short-term investments	1,303	2,698
Receivables (net of allowances of $445 and $440, respectively)	7,351	6,977
Inventories	6,375	6,443
Other current assets	984	1,144
Total current assets	29,857	31,280
PROPERTY, PLANT AND EQUIPMENT, net	5,285	5,511
Goodwill	6,834	6,834
Intangible assets, net	625	692
Other assets	179	179
	$42,780	$44,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,911	$3,926
Accrued liabilities	3,089	3,262
Income tax contingency liability	71	54
Deferred margin on distributor inventory	2,027	2,687
Restructuring accrual	3,310	3,182
Total current liabilities	14,408	13,111
Restructuring accrual	7,084	7,941
Other long-term obligations	556	597
Total liabilities	22,048	21,649

Commitments and contingencies (Note 14)

STOCKHOLDERS’ EQUITY:
Common stock	712	709
Treasury stock	(25)	(24)
Additional paid-in capital	213,737	212,972
Accumulated deficit	(193,693)	(190,810)
Other comprehensive gain	1	—
Total stockholders’ equity	20,732	22,847
	$42,780	$44,496

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands)

 (Unaudited)

	Three Months Ended
	March 30,	April 1,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(2,883)	$(4,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	539	1,202
Amortization of deferred financing costs	8	8
Gain on sale of assets held for sale	—	(1)
Restructuring charges (credits)	(4)	66
Stock based compensation	822	875
Allowance for doubtful accounts	59	—
Amortization of premiums on short-term investments	—	(1)
Net changes in:
Receivables	(433)	(19)
Inventories	68	(1,604)
Other assets	152	(418)
Accruals and accounts payable	1,641	(550)
Income tax contingency liability	17	18
Deferred margin on distributor inventory	(660)	(459)
Restructuring liabilities	(725)	(624)
Net cash used in operating activities	(1,399)	(5,908)

INVESTING ACTIVITIES:
Purchase of short-term investments	(1,305)	(5,871)
Proceeds from sale and maturities of short-term investments	2,700	7,400
Purchases of property, plant and equipment	(116)	(508)
Proceeds on disposal of property, plant and equipment	—	26
Net cash provided by investing activities	1,279	1,047

FINANCING ACTIVITIES:
Principal payments on capital lease	—	(8)
Payments on long-term borrowings	4	(32)
Repurchase of common stock	(58)	(263)
Net proceeds from issuances of common stock	—	193
Net cash used in financing activities	(54)	(110)

Net decrease in cash and cash equivalents	(174)	(4,971)
Cash and cash equivalents at beginning of period	14,018	17,024
Cash and cash equivalents at end of period	$13,844	$12,053

Other cash flow information:
Income taxes paid	$22	$3
Interest paid	9	6
Noncash investing and financing activities:
Increase in accounts payable related to property, plant and equipment purchases	130	757

See notes to condensed consolidated financial statements.

WJ COMMUNICATIONS, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     BASIS OF PRESENTATION

The Company is a radio frequency (“RF”) semiconductor company providing RF product solutions worldwide to communications equipment companies. The Company designs, develops and manufactures innovative, high performance products for both current and next generation wireless and RF identification (“RFID”) systems. The Company’s RF product solutions are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies that address the radio frequency challenges of these various systems.  The Company currently generates the majority of its revenue from its products utilized in wireless networks.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which are considered to be normal and recurring in nature. Operating results for the three period ended March 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of WJ Communications, Inc. (the “Company”) for the fiscal year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008. The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company announced on October 10, 2007 that it had engaged Thomas Weisel Partners as financial advisor to assist in the evaluation of strategic alternatives to maximize shareholder value.  The Company entered into a definitive merger agreement dated March 9, 2008 with TriQuint Semiconductor, Inc. to be purchased for $1.00 per share. The closing of the merger is subject to customary closing conditions including approval by our stockholders.  A special meeting of stockholders has been scheduled for May 22, 2008 and in the event of stockholder approval, the transaction is expected to close shortly after the meeting.

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

The $14.0 million would have been payable 10% in cash and, at the Company’s election, 90% in shares of its common stock. If the targets were fully attained and the Company elected to pay in shares of common stock, the number of additional shares issued would have been 2,540,323 computed at $2.48 per share, which represents the average closing price of the Company’s stock during the ten-day period prior to the end of the earnout period.   If the Company is ultimately required to pay such consideration, the amounts would be recorded as an increase to goodwill.

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

3.           GOODWILL AND INTANGIBLE ASSETS

The Company periodically evaluates its goodwill in accordance with SFAS 142 for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, or significant negative industry or economic trends.  If these criteria indicate that the value of the goodwill may be impaired, an evaluation of the recoverability of the net carrying value is made.  Irrespective of the aforementioned circumstances where impairment indicators are present, the Company is required by SFAS 142 to test its goodwill for impairment at least annually.  The Company has chosen the end of its fiscal month of May as the date of its annual impairment test.  The Company has determined its goodwill was not impaired.

Intangible assets are recorded at cost, less accumulated amortization. The following tables present details of the Company’s purchased intangible assets (in thousands):

		As of March 30, 2008			As of December 31, 2007
	Useful		Accumulated			Accumulated
Description	Life	Gross	Amortization	Net	Gross	Amortization	Net
EiC acquisition
Purchased developed technology	5 years	$200	$150	$50	$200	$140	$60

Telenexus acquisition
Purchased developed technology	1.2 years	40	40	—	40	40	—
Customer relationships	7 years	900	408	492	900	376	524
Non-competition agreements	4 years	400	317	83	400	292	108
Total identified intangible assets		$1,540	$915	$625	$1,540	$848	$692

In the three months ended March 30, 2008, and April 1, 2007 amortization of purchased intangible assets included in cost of goods sold was approximately $10,000 in each period. Amortization of purchased intangible assets included in operating expense for the same periods was approximately $57,000 in each period.  The intangible assets related to purchased developed technology is amortized to cost of goods sold.  The intangible assets related to customer relationships, trademarks and trade names and non-competition agreements with sales/engineering personnel are amortized to operating expense.

Amortization is computed using the straight-line method over the estimated useful life of the intangible asset. The Company expects that annual amortization of acquired intangible assets to be as follows (in thousands):

Fiscal year:	EiC	Telenexus	Total
2008 (remaining nine months)	30	171	201
2009	20	136	156
2010	—	129	129
2011	—	129	129
2012 and beyond	—	10	10
Total amortization	$50	$575	$625

4.         RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to FASB No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. The Company did not adopt the fair value option for any of its financial instruments.

5.         SIGNIFICANT ACCOUNTING  POLICIES

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates. Areas where significant judgment and estimates are applied include revenue recognition, stock based compensation, cash equivalents and short-term investments, allowance for doubtful accounts, inventory valuation,  impairment of long lived assets, income taxes and restructuring, including accruals for abandoned lease properties.

For a discussion of the significant accounting policies, see Significant Accounting Policies in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008.

Financial Instruments

We account for our investments in debt securities under Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Position, or FSP No. 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. We follow the guidance provided by FSP 115-1/124-1 and Emerging Issues Task Force (EITF) No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the condensed consolidated statements of operations. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The classification of our investments into cash equivalents and short term investments is in accordance with Statement of Financial Accounting Standard No. 95 (SFAS No. 95) Statement of Cash Flows. Cash and cash equivalents consist of money market funds and commercial paper acquired with original maturity at date of purchase of 90 days or less. Short-term investments consist primarily of high-grade debt securities with maturities greater than 90 days from the date of acquisition.

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157 (SFAS 157) “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. SFAS 157 is effective for the current fiscal year and was adopted by the company as of January 1, 2008. The adoption of SFAS 157 on our assets and liabilities did not have a significant impact on our condensed consolidated financial statements.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

In February 2008, the Financial Accounting Standards Board (FASB) issued Staff Position No. 157-2 (FSP 157-2) that delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157.

Further information about the application of SFAS 157 may be found in Note 6 below.

6.       FAIR VALUE MEASUREMENTS

The financial assets of the company measured at fair value on a recurring basis are cash equivalents and short term investments. The company’s cash equivalents and short term investments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities and most money market securities. Such instruments are classified within level 1 of the fair value hierarchy. The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade corporate bonds, and state, municipal and provincial obligations. Such instruments are generally classified within level 2 of the fair value hierarchy.

The following table sets forth the Company’s Cash and cash equivalents and Short-term investment balances as of March 30, 2008 which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements using			Assets at
	Level 1	Level 2	Level 3	fair value
Assets:
Cash and cash equivalents-marketable securities	$10,404	—	—	$10,404
Short-term investments	1,303	—	—	1,303
Total	$11,707	$—	$—	$11,707

The Company’s Cash and cash equivalents-marketable securities consists of fixed income securities and Short-term investments consists of money market funds.

7.           INVENTORIES

Inventories are stated at the lower of cost, using an average-cost basis, or market. Cost of inventory items is based on purchase and production cost including labor and overhead. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. These write-downs were $598,000, $217,000, in the three month periods ended March 30, 2008 and April 1, 2007, respectively.  If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required.  Inventories at March 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 30,	December 31,
	2008	2007
Finished goods	$2,018	$1,495
Work in progress	725	976
Raw materials and parts	3,632	3,972
	$6,375	$6,443

8.          CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company invests in a variety of financial instruments such as money market funds, commercial paper and high quality corporate bonds, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. At March 30, 2008, four customers represented 31%, 26%, 17% and 14% of the total accounts receivable balance, respectively. At December 31, 2007, three customers represented 45%, 20% and 15% of the total accounts receivable balance, respectively. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of receivables.

9.           STOCKHOLDERS’ EQUITY

STOCK OPTION PLANS

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests. The Company considers its option programs critical to its operation and productivity; essentially all of our employees participate. Currently, the Company grants options from the 1) Amended and Restated 2000 Stock Incentive Plan under which the Company may grant incentive awards in the form of options to purchase shares of the Company’s common stock, restricted shares, common stock and stock appreciation rights to participants, which include officers and employees and consultants, 2) Amended and Restated 2000 Non-Employee Director Stock Compensation Plan under which options are granted to non-employee directors and 3) 2001 Employee Stock Incentive Plan under which the Company may grant incentive awards in the form of options to purchase shares of the Company’s common stock, restricted shares, common stock and stock appreciation rights to participants, which include employees which are not officers and directors of the Company and consultants.  The Company’s stock option plans provide that options granted will have a term of no more than 10 years and have vesting periods ranging from two to four years. The provisions of the stock option plans provide that under certain circumstances, such as a change in control, the achievement of certain performance objectives, or certain liquidity events, outstanding options may be subject to accelerated vesting.  As of March 30, 2008 the number of shares available for future grants under the above plans was 2,963,401.  Stock options may include incentive stock options, nonqualified stock options or both, in each case, with or without stock appreciation rights and PARSUs.

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

The Compensation Committee of the Board of Directors awards Performance Accelerated Restricted Stock Units (PARSUs) to employees, which awards are issued under the Amended and Restated 2000 Stock Incentive Plan.  The PARSUs vest upon the achievement of performance targets that are determined by the Compensation Committee of the Board of Directors.  Any PARSUs that do not vest upon the achievement of performance targets cliff vest at the end of four years.  No options or PARSUs were granted during the three months ended March 30, 2008.

Combined Incentive Plan Information

Option and Performance Accelerated Restricted Stock Unit activity under the Company’s stock incentive plans for the three months ended March 30, 2008 is set forth below (in thousands except per share amounts):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Term
	Shares	Exercise Price	(in years)
Outstanding at December 31, 2007	10,360,201	$1.02
Grants	—
Exercised	(262,602)	$—
Forfeited/expired/cancelled	(163,100)	$0.62
Outstanding at March 30, 2008	9,934,499	$1.06	5.35

Restricted stock activity under the Company’s stock incentive plans for the three months ended March 30, 2008 is set forth below (in thousands except per share amounts):

		Weighted
		Average
		Grant Date Fair
	Shares	Value per Share
Unvested at December 31, 2007	197,248	$1.56
Grants	—	—
Vested	(41,664)	$1.49
Forfeited/expired/cancelled	—	—
Unvested at March 30, 2008	155,584	$1.58

EMPLOYEE STOCK PURCHASE PLAN (“ESPP”)

The Company has an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of the Company’s common stock at six-month intervals at 85% of fair market value (calculated in the manner provided under the plan). Employees purchase such stock using payroll deductions, which may not exceed 15% of their total cash compensation.  The plan imposes certain limitations upon an employee’s right to acquire common stock, such that no employee may be granted rights to purchase more than $25,000 worth of common stock for each calendar year in which such rights are at any time outstanding. At March 30, 2008, 537,322 shares were available for future issuance under this plan.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS 123R. During the three months ended March 30, 2008 the Company granted no PARSUs or options.  The Company grants only PARSUs to employees and stock options to the Board of Directors.

The assumptions used to value shares issued under the employee stock purchase plan for the three months ended March 30, 2008 and April 1, 2007 are as follows:

	Three Months Ended
	March 30,	April 1,
	2008	2007
Employee Stock Purchase Plan:
Fair value	$0.55	$0.60
Dividend yield	0.0%	0.0%
Volatility	78.10%	74.62%
Risk free interest rate at time of grant	3.90%	5.19%
Expected term to exercise (in years from grant date)	0.50	0.50

The following table presents details of stock-based compensation expense by functional line item (in thousands):

	Three Months Ended
	March 30,	April 1,
	2008	2007

Cost of goods sold	$200	$224
Research and development	229	232
Selling and administrative	393	419
	$822	$875

The total intrinsic value of options and PARSUs exercised during the three-month period ended March 30, 2008 was $179,000.

The aggregate intrinsic value of options and PARSUs outstanding and options and PARSUs exercisable as of March 30, 2008 was $3.7 million and $16,000, respectively. The intrinsic value is calculated as the difference between the market value as of March 30, 2008 and the exercise price of shares that were in the money at March 30, 2008. The market value of as March 30, 2008 was $0.96 as reported by NASDAQ.

The impact on basic and diluted net loss per share for the three months ended March 30, 2008 and April 1, 2007 from stock compensation expense was $0.01 and $0.02, respectively.

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

Pursuant to the terms of the TriQuint merger agreement described more fully in Note 15 below, each award of restricted stock and PARSUs that are vested will be converted into the right to receive cash in an amount equal to the Merger Consideration, as defined, and all outstanding options to acquire shares of Company common stock will vest at the effective time of the merger, and holders of such options will receive an amount in cash equal to the excess, if any, of the merger consideration over the exercise price per share of the option. Each outstanding award of Restricted Stock and PARSUs that has not vested will continue in effect following the merger, provided that instead of a right to receive Company stock, the right to receive cash equal to the merger consideration will be substituted therefore.

10.     NET LOSS PER SHARE CALCULATION

Per share amounts are computed based on the weighted average number of basic and diluted (dilutive stock options) common and common equivalent shares outstanding during the respective periods. The net loss per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 30,	April 1,
	2008	2007

Net loss	$(2,883)	$(4,401)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	69,095	68,240
Less: weighted average shares subject to repurchase	(428)	(756)
Weighted average shares outstanding	68,667	67,484

Basic and diluted net loss per share	$(0.04)	$(0.07)

For the three months ended March 30, 2008, the incremental shares from the assumed exercise of 9,934,499 of the Company’s stock options and PARSUs outstanding and 152,137 shares related to contributions under the Employee Stock Purchase Plan for pending purchases were excluded from the calculation of diluted earnings per share because operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive. For the three months ended April 1, 2007, the incremental shares from the assumed exercise of 8,462,728 of the Company’s stock options and PARSUs outstanding and 146,349 shares related to contributions under the Employee Stock Purchase Plan for pending purchases were excluded from the calculation of diluted earnings per share because operations resulted in a loss and the effect of such assumed conversion would be anti-dilutive.

11.       RESTRUCTURING CHARGES

The following table summarizes the restructuring accrual activity for the period January 1, 2007 through March 30, 2008 (in thousands):

	Restructuring Plans
	Q3 2001	Q3 2002	Q4 2006	Q2 2007	Q3 2007
	Lease Loss	Lease Loss	Fab Closure	Personnel	Restructure	TOTAL

Balance at January 1, 2007	$8,554	$6,489	$174	—	—	$15,217
2007 additional charge (credit)	(1,213)	(11)	672	90	291	(171)
Cash payments	(1,390)	(1,417)	(846)	(90)	(180)	(3,923)
Balance at December 31, 2007	5,951	5,061	—	—	111	11,123
2008 additional charge (credit)	—	—			(4)	(4	)(1)
Cash payments	(293)	(355)	—	—	(77)	(725)
Balance at March 30, 2008	$5,658	$4,706	$—	—	$30	$10,394	(2)

(1)   The condensed consolidated statements of operations “restructuring charges” for the three months ended March 30, 2008 and April 1, 2007, includes the following charges (credits) and restructuring charges that were expensed as incurred (in thousands):

	Three Months Ended
	March 30,	April 1,
Restructuring Plans	2008	2007
Q3 2001 Lease Loss		$(258)
Q3 2002 Lease Loss	—	314
Q4 2006 Fab Closure		10
Q2 2007 Personnel		—
Q3 2007 Restructure	(4)	—
	(4)	66
Expensed as incurred	—	146
	$(4)	$212

(2)   Of the accrued restructuring charge at March 30, 2008, the Company expects $3.3 million of the lease loss to be paid out over the next twelve months. As such, this amount is recorded as a current liability and the remaining $7.1 million to be paid out over the remaining life of the lease of approximately three years is recorded as a long-term liability.

Third Quarter 2007 Restructuring Plans

During the third quarter of 2007 the Company committed to two restructuring plans: 1) transitioning of certain operations to the Philippines and 2) partial abandonment of its lease for its Texas facility.

On August 4, 2007 the Company committed to an offshore program that will result in the transition of the Company’s final test and support operations to the Philippines. The program was commenced during the third quarter of 2007 and the transition is substantially complete at the end of March 2008 with the portions related to RFID module production deferred until after the proposed merger. The operations were located in the Company’s San Jose, California facility. The restructuring plan covers the severance expense of approximately $145,000.

During the third quarter of 2007, we implemented a restructuring plan for our Texas facility to cover the lease abandonment of the unused portion of our Texas facility and $142,000 was accrued for this restructuring cost. During the fourth quarter of 2007, we reached an early lease termination agreement with the landlord and turned the facility over the landlord late in December, which completed this restructuring program. Total costs associated with this program were restructuring costs of $142,000 and operating costs of $7,000.

Second Quarter 2007 Restructuring Plan

The Q2 2007 Restructuring Plan covers the restructuring expenses primarily related to severance payments of approximately $90,000 associated with the reduction of personnel. All expenses under this plan have been settled during the second and third quarters of 2007 and the restructuring program is complete.

Fourth Quarter 2006 Restructuring Plan

On October 30, 2006, the Company committed to a restructuring plan to close and exit the Company’s Milpitas fabrication facility (“fab”) during the first quarter of 2007. The Company completed the closure of the Milpitas fab at the end of March 2007. The Milpitas fab produced some of the Company’s gallium arsenide semiconductor products and had substantial excess capacity. The Company’s lease of the fab building expired on November 14, 2006 and in accordance with the terms of the lease the Company had continued the lease on a month-to-month basis until the closure of the sale of the fab equipment to AmpTech, Inc (“AmpTech”) as described below. AmpTech then entered into a lease agreement with the owner of the building for the Company’s former Milpitas facility.

On May 23, 2007 the Company entered into an Asset Purchase Agreement with AmpTech to sell certain wafer fabrication equipment from its recently closed Milpitas fabrication facility. The consideration received by the Company consisted of cash in the amount of $1,800,000 and a warrant to purchase 200,000 shares of AmpTech common stock. The fair value of the warrant was $1,400 and was not recorded as an asset due to uncertainty of realization in the future. The company ceased manufacturing at the wafer fabrication facility at the end of March 2007 and subsequently in April 2007 decided to classify the wafer fabrication equipment as held-for sale, with a carrying value of approximately $671,000. The company recorded a gain on the sale of the wafer fabrication equipment of approximately $901,000, net of sales tax provision of $149,000 and property tax of $80,000, which was included in the income from operations in the condensed consolidated statements of operations. The agreement also obligates AmpTech to reimburse the Company for certain expenses. In connection with the agreement, the parties also entered into a one-year Wafer Manufacturing and Supply Agreement which provides for AmpTech to manufacture and supply wafers to the Company utilizing the Company’s wafer production processes and for the Company to purchase such wafers. AmpTech is not currently producing wafers for the company and is expected to start delivering in middle of second quarter of 2008. The Company also entered into a License Agreement whereby the Company licensed to AmpTech certain of the Company’s proprietary process technologies subject to certain restrictions. The License Agreement provides for AmpTech to pay the Company a royalty of 5% of its gross revenue from third parties, up to $750,000, and 3% of gross revenue thereafter for the seven-year term. Products for the Company produced using the Company’s proprietary technology will not bear a royalty.

The Company has a strategic foundry relationship with Global Communication Semiconductors, Inc. (“GCS”), and with the closure of the Company’s Milpitas fab, GCS is currently the sole source for the supply of its GaAs and InGaP HBT wafers. The Company has entered into a wafer manufacturing and supply agreement with AmpTech to provide an additional source of supply for its GaAs and InGaP HBT wafers, after AmpTech qualifies its wafer fabrication line.

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

12.  BUSINESS SEGMENT REPORTING

The Company currently has one reportable segment. The Company’s Chief Operating Decision Maker (“CODM”) is the CEO. While the Company’s CODM monitors the sales of various products, operations are managed and financial performance evaluated based upon the sales and production of multiple products employing common manufacturing and research and development resources, sales and administrative support, and facilities. This allows the Company to leverage its costs in an effort to maximize return. Management believes that any allocation of such shared expenses to various products would be impractical, and currently does not make such allocations internally.

Sales to individual customers representing greater than 10% of Company consolidated sales during at least one of the periods presented are as follows (in thousands):

	Three Months Ended
	March 30,	April 1,
	2008	2007

Richardson Electronics, Ltd (1)	$4,421	$4,917
Motorola (2)(3)	2,008	—
Celestica (2)	1,463	—
ZTE Corporation (2)	1,151	—

(1)          Richardson Electronics is the worldwide distributor of the Company’s line of RF semiconductor products.

(2)          Less than 10% of consolidated sales during the three months ended April 1, 2007.

(3)          Motorola includes Symbol Technologies that it acquired on January 9, 2007.

Sales to unaffiliated customers by geographic area are as follows (in thousands):

	Three Months Ended
	March 30,	April 1
	2008	2007

United States	$4,185	$5,545
Export sales from United States:
China	2,125	2,473
Thailand	1,172	677
Europe	348	685
Singapore	1,625	494
Other	798	883
Total	$10,253	$10,757

The following is a summary of long-lived assets by geographic area (in thousands):

	March 30,	December 31,
	2008	2007
United States	$3,809	$3,973
Philippines	1,418	1,473
Other	58	65
	$5,285	$5,511

13.         INCOME TAXES

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

Based on the available objective evidence and the recent history of losses and forecasted United States taxable income/loss, management concluded that it is more likely than not that the Company’s deferred tax asset would not be fully realizable. Accordingly, the Company had a valuation allowance of $56.9 million and $57.8 million as of March 30, 2008 and December 31, 2007, respectively. Changes in the Company’s valuation allowance of $0.9 million for the three months ended March 30, 2008 were recorded through the income tax provision in the Condensed Consolidated Statement of Operations. Offsetting decreases to the net deferred tax asset of $0.9 million for the three months ended March 30, 2008 were also recorded through the income tax provision in the Condensed Consolidated Statement of Operations.

On January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a cumulative adjustment to the liability for unrecognized income tax benefits in the amount of $825,000, which was accounted for as a reduction to the January 1, 2007 net deferred tax asset and valuation allowance balances. At the adoption date of January 1, 2007, the Company had $1.2 million of unrecognized tax benefits. At March 30, 2008, the Company had $1.5 million of unrecognized tax benefits, which was not significantly different than the unrecognized tax benefits at December 31, 2007.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN  48, the amount of any accrued interest or penalties associated with any unrecognized tax positions was insignificant, and the amount of interest and penalties for the three months ended March 30, 2008 was also insignificant.

Uncertain tax positions relate primarily to the determination of the research and experimental tax credit. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, a few states and foreign jurisdictions. As of March 30, 2008, the federal returns for the years ended 2004 through the current period and certain state returns for the years ended 2003 through the current period are still open to examination. However, due to the fact the Company had net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.

14.       CONTINGENCIES

Environmental Remediation

The Company’s current operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination.

The Company has an accrued liability of $53,000 as of March 30, 2008 to offset estimated program oversight, remediation actions and record retention costs.  There were $1,000 expenditures charged against the accrual for the three month period ended March 30, 2008 and no expenditure was charged during the same period ended April 1, 2007.

The Company continues to be in compliance with the remedial action plans being monitored by various regulatory agencies at its former Palo Alto and Scotts Valley sites.  The Company has entered into funded fixed price remediation contracts and obtained cost overrun and unknown pollution conditions insurance coverage.  The Company believes that it is remote that it would incur any liability beyond that which it has recorded.  The Company does ultimately retain responsibility for these environmental liabilities in the unlikely event that the environmental firm and the insurance company do not meet their obligations.

With respect to our remaining current or former production facilities, either no contamination of significance has been identified or reported to us, or the regulatory agency involved has granted closure with respect to the identified contamination. Nevertheless, we may face environmental liabilities related to these sites in the future.

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

As permitted under Delaware law, the Company has agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer or director’s tenure and the subsequent statue of limitations. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that reduces its exposure and enables it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Other Contingencies

From time to time, the Company is involved in various legal actions that arise in the ordinary course of its business activities. Management does not currently believe that any adverse outcome from these matters would ultimately have a material impact on the Company’s results of operations or financial position.  However, there can be no assurance that this will ultimately be the case.

15.       MERGER TRANSACTION

The Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) dated March 9, 2008 with TriQuint Semiconductor, Inc., a Delaware corporation (“Parent”) and its wholly owned subsidiary, ML Acquisition, Inc., a Delaware corporation (“Merger Sub”).  Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving corporation of the merger (the “Merger”). In the Merger, each share of common stock of the Company, other than those shares with respect to which appraisal rights are properly exercised, will be converted into the right to receive $1.00 per share in cash (the “Merger Consideration”). In addition, each award of restricted stock (“Restricted Stock”) and performance accelerated restricted stock units (“PARSUs”) that are vested will be converted into the right to receive cash in an amount equal to the Merger Consideration and all outstanding options to acquire shares of Company common stock will vest at the effective time of the Merger and holders of such options will receive an amount in cash equal to the excess, if any, of the Merger Consideration over the exercise price per share of the option. Each outstanding award of Restricted Stock and PARSUs that has not vested will continue in effect following the Merger, provided that instead of a right to receive Company stock, the right to receive cash equal to the Merger consideration will be substituted therefore.

Completion of the Merger is subject to customary closing conditions including approval by the Company’s stockholders. The consideration is expected to be paid by Parent from cash on hand and the transaction is not subject to a financing condition.  A special meeting of the stockholders has been scheduled for May 22, 2008 and in the event of stockholder approval, the transaction is expected to close shortly after the meeting.

The Merger Agreement contains certain termination rights for both the Parent and the Company. In the event that (A) prior to the termination of the Merger Agreement, any alternative proposal or the bona fide intention of any person to make an alternative proposal is publicly proposed or publicly disclosed or otherwise made known to us prior to the time of such termination; (B) either (1) the Merger Agreement is terminated by Parent or the Company because after a special meeting (including any adjournments) stockholder approval was not obtained or (2) the Merger Agreement is terminated by Parent because the Company has breached or failed to perform any material covenant, agreement, representations or warranties of the Merger Agreement; and (C) concurrently with or within nine months after such termination, any definitive agreement providing for a qualifying transaction has been entered into and consummated, the Company is required to pay to Parent a termination fee of $2.45 million (the “Termination Fee”).

If the Company terminates the Merger Agreement prior to obtaining stockholder approval as a result of the board of directors concluding that in light of a superior proposal, it would be inconsistent with the directors’ exercise of their fiduciary obligations to the Company’s stockholders under applicable law to not withdraw its recommendation or effect a change in its recommendation that the Company’s stockholders approve the Merger Agreement in an manner adverse to Parent or because the Company’s board of directors shall have approved or recommended a change of recommendation with respect to the Merger Agreement, the Company must pay the Termination Fee to Parent.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Special Notice Regarding Forward-Looking Statements. The following discussion and analysis contains forward-looking statements including financial projections, statements as to the plans and objectives of management for future operations, and statements as to our future economic performance, financial condition or results of operations. These forward-looking statements are not historical facts but rather are based on current expectations, estimates, projections about our industry, our beliefs and our assumptions. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those projected in these forward-looking statements as a result of a number of factors, including, but not limited to, those factors described in the “Risk Factors” section of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 28, 2008. Readers of this report are cautioned not to place undue reliance on these forward-looking statements.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other disclosures included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 28, 2008. Except for historic actual results reported, the following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. See “Special Notice Regarding Forward-looking Statements” above and the “Risk Factors” section of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 28, 2008 for a discussion of certain factors that could cause future actual results to differ from those described in the following discussion.

OVERVIEW

We are a radio frequency (“RF”) semiconductor company providing RF product solutions worldwide to communications equipment companies. We design, develop and manufacture innovative, high performance products for both current and next generation wireless and RF identification (“RFID”) systems. Our RF product solutions are comprised of advanced, highly functional RF semiconductors, components and integrated assemblies that address the radio frequency challenges of these various systems.  We currently generate the majority of our revenue from our products utilized in wireless networks.  Our revenue from our products used in RF identification systems represents a less significant portion of our current revenue, however, we believe these systems represent one of our future growth opportunities.  The RF challenge is to create product designs that function within the unique parameters of various wireless system architectures. Our solution is comprised of design expertise, advanced device technology and manufacturability. Our communications products are used by telecommunication equipment manufacturers supporting and facilitating mobile communications, enhanced voice services, data and image transport. Our objective is to be a leading supplier of innovative RF semiconductor products.

We announced on October 10, 2007 that we had engaged Thomas Weisel Partners as our financial advisor to assist us in the evaluation of strategic alternatives to maximize shareholder value. We entered into a definitive merger agreement dated March 9, 2008 with TriQuint Semiconductor, Inc. to be purchased for $1.00 per share. Additionally, each award of restricted stock and PARSUs that are vested will be converted into the right to receive cash in an amount equal to the Merger Consideration, and all outstanding options to acquire shares of Company common stock will vest at the effective time of the Merger, and holders of such options will receive an amount in cash equal to the excess, if any, of the Merger Consideration over the exercise price per share of the option. Each outstanding award of Restricted Stock and PARSUs that has not vested will continue in effect following the Merger, provided that instead of a right to receive Company stock, the right to receive cash equal to the Merger Consideration will be substituted therefore.

The closing of the merger is subject to customary closing conditions including approval by our stockholders.  A special meeting of stockholders has been scheduled for May 22, 2008 and in the event of  stockholder approval, the transaction is expected to close shortly after the meeting.  Transaction expenses incurred in connection with the merger amounted to $1.2 million during the first quarter of 2008, and additional expenses will be incurred in the second quarter. The Merger Agreement contains certain termination rights for both the Parent and the Company. In the event that (A) prior to the termination of the Merger Agreement, any alternative proposal or the bona fide intention of any person to make an alternative proposal is publicly proposed or publicly disclosed or otherwise made known to us prior to the time of such termination; (B) either (1) the Merger Agreement is terminated by Parent or the Company because after a special meeting (including any adjournments) stockholder approval was not obtained or (2) the Merger Agreement is terminated by Parent because the Company has breached or failed to perform any material covenant, agreement, representations or warranties of the Merger Agreement; and (C) concurrently with or within nine months after such termination, any definitive agreement providing for a qualifying transaction has been entered into and consummated, the Company is required to pay to Parent a termination fee of $2.45 million (the “Termination Fee”).

During the first quarter of 2007, we ceased internal wafer manufacturing and adopted the fabless semiconductor business model. During the second quarter of 2007, we sold our fab assets to AmpTech, Inc. The fabless semiconductor model is more cost effective than having our own facility due to our limited volumes and the cost of developing and supporting our process technologies. There is a viable commercial wafer foundry market, which we have accessed for the production of our wafers and we may enter into limited process development activities with some of these vendors to further optimize the processes and our products. We have manufacturing and supply agreements with Global Communications Semiconductors, Inc. and AmpTech, Inc. to provide our GaAs and InGap HBT wafers.

Building on the fabless business model, in order to further drive future anticipated cost savings, on August 4, 2007 we committed to an offshore program that will result in the transition of our final test and support operations to the pines. The operations were located in our San Jose, California facility. The transition is substantially complete at the end of March 2008 with the portions related to RFID module production deferred until after the proposed merger.

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

NASDAQ rules for continued listing require, among other things, that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days. On December 20, 2007, we received a letter from the NASDAQ Stock Market advising that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5). NASDAQ stated in its letter that in accordance with NASDAQ Marketplace Rule 4450(e)(2), we will be provided 180 calendar days, or until June 17, 2008, to regain compliance with the minimum bid price requirement. The NASDAQ letter also states that if, at any time before June 17, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the NASDAQ staff will provide us with written notification that we have achieved compliance with the minimum bid price requirement. As of March 30, 2008, we had not achieved compliance with the minimum bid price requirement.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On a continuous basis, we evaluate all our significant estimates including those related to revenue recognition, stock-based compensation,   inventory valuation, impairment of long-lived assets, income taxes and restructuring, including accruals for abandoned lease properties. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstance, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We have a program with our distributor whereby they will receive a credit if they sold specific product at a reduced price to specific end-customers pre-authorized by us.  We maintain a log of all such pre-authorized price reductions which we accrue as a reduction to revenue in the period that the pre-authorization occurs per issue 4 of EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  Through the quarter ended April 3, 2005, the pricing allowance was solely offset to revenue.  Since we began recognizing revenue from our distribution channels only when our distributors have sold the product to the end customer, the pricing allowance will offset revenue only when the products with pre-authorized price reductions have shipped to the end-customer otherwise it will offset “Deferred margin on distributor inventory.” As of March 30, 2008 and April 1, 2007, our pricing allowance was $200,000 and $426,000, respectively.

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

Write-down of Excess and Obsolete Inventory

We write down our inventory for estimated obsolete or unmarketable inventory for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Management specifically identifies obsolete products and analyzes historical usage, forecasted production that is generally based on a rolling twelve-month demand forecast, current economic trends and historical write-offs when evaluating the valuation of our inventory.  Due to rapidly changing customer forecasts and orders, additional write-downs of excess or obsolete inventory could be required in the future. Alternatively, the sale of previously written down inventory could result from unforeseen increases in customer demand.

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

On January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes  (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a cumulative adjustment to the liability for unrecognized income tax benefits in the amount of $825,000, which was accounted for as a reduction to the January 1, 2007 net deferred tax asset and valuation allowance balances. At the adoption date of January 1, 2007, the Company had $1.2 million of unrecognized tax benefits. At March 30, 2008, the Company had $1.5 million of unrecognized tax benefits, which was not significantly different than the unrecognized tax benefits at December 31, 2007.

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

During the second quarter of 2007, we implemented a restructuring plan to provide for the restructuring expenses, primarily severance payments, associated with the reduction of personnel , which was completed in the third quarter of 2007.

On August 4, 2007, we committed to an offshore program that will result in the transition of our final test and support operations to the Philippines. The operations were located in our San Jose, California facility. The program was commenced during the third quarter of 2007 and the transition is substantially complete at the end of March 2008 with the portions related to RFID module production deferred until after the proposed merger. The restructuring plan covers the severance expense.

During the third quarter of 2007, we implemented a restructuring plan for our Texas facility to cover the lease abandonment of the unused portion of our Texas facility, which was completed in the fourth quarter of 2007.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors we consider that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant technological changes, which would render equipment and manufacturing processes obsolete. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of these assets to future undiscounted cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

CURRENT OPERATIONS

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of net sales, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended
	March 30,		April 1,		Increase (Decrease)
	2008		2007		in Dollar	in Percent
	(thousands)%		(thousands)%		(thousands)%

Net sales	$10,253	100.0	$10,757	100.0	$(504)	(4.7)

Cost of goods sold	5,622	54.8	5,988	55.7	(366)	(6.1)
Gross profit	4,631	45.2	4,769	44.3	(138)	(2.9)
Operating expenses:
Research and development	2,737	26.7	5,497	51.1	(2,760)	(50.2)
Selling and administrative	4,842	47.2	3,830	35.6	1,012	26.4
Restructuring credits	(4)	(0.0)	212	2.0	(216)	n/m
Total operating expenses	7,575	73.9	9,539	88.7	(1,964)	(20.6)
Loss from operations	(2,944)	(28.7)	(4,770)	(44.3)	1,826	(38.3)
Interest income	97	0.9	263	2.4	(166)	(63.1)
Interest expense	(16)	(0.2)	(14)	(0.1)	(2)	14.3
Other income - net	5	0.0	120	1.1	(115)	(95.8)
Loss before income taxes	(2,858)	(27.9)	(4,401)	(40.9)	1,543	(35.1)
Income tax provision	25	0.2	—	—	25	n/m
Net loss	$(2,883)	(28.1)	$(4,401)	(40.9)	$1,518	(34.5)

“n/m” means not meaningful

Sales

We recognized sales of $10.3 million and $10.8 million for the three months ended March 30, 2008 and April 1, 2007, respectively.  Sales decreased 5% in the period compared to the prior year due to significant declines in unit demand from our distribution customers. Units shipped during the three months ended March 30, 2008 decreased to 4.0 million units from 5.4 million units in the three months ended April 1, 2007. The weighted average selling price of our semiconductor products increased approximately 26% primarily due to a shift in the products shipped to a larger quantity of higher priced mixers and a simultaneous decline in shipments of our lower priced mixers.

Included in our first quarter 2008 sales is approximately $800,000 associated with our initial production shipments of our multi-chip module for TD-SCDMA.

Cost of Goods Sold

Our cost of goods sold was $5.6 million and $6.0 million for the three months ended March 30, 2008 and April 1, 2007, respectively.  During the three months ended March 30, 2008, our cost of goods sold was 55% of sales, compared to 56% in the corresponding prior year period.  The decrease in our cost of goods sold as a percentage of sales during the three months ended March 30, 2008 reflects an improved mix of shipments resulting in lower direct product cost as a percentage of sales and an improvement in our overhead variances associated with our cost savings initiatives which were partially offset by higher manufacturing variances.  Inventory reserve charges were approximately the same in both periods.

Research and Development

Our research and development expense was $2.7 million and $5.5 million for the three months ended March 30, 2008 and April 1, 2007, respectively.  Research and development expense decreased $2.8 million, or approximately 50%, in the current period compared to the corresponding prior year period.  The decrease in research and development expense is primarily due to the reduced costs for our fab process development that resulted from the closure of our internal wafer fabrication facility in March 2007 and secondarily a lower level of new product materials due to the short-term phasing of the development programs.

Selling and Administrative

Selling and administrative expense was $4.8 million and $3.8 million for the three month periods ended March 30, 2008 and April 1, 2007, respectively.  The increase of $1.0 million, or 26%, over the corresponding prior year period consists of $1.2 million in transaction expenses associated with our merger activity.

Restructuring Charges

Restructuring charges were a credit of $4,000 and an expense of  $212,000 for the three month periods ended March 30, 2008 and April 1, 2007, respectively.  The $212,000 of charges was primarily associated with the restructuring plan to close and exit our Milpitas fabrication facility which we completed at the end of March 2007.

Interest Income, net

Interest income represents interest earned on cash equivalents and short-term available-for-sale investments. Our net interest income in the three months ended March 30, 2008 was $97,000, a decrease of $166,000 or 63% as compared with net interest income of $263,000 in the three months ended April 1, 2007.  Approximately $38,000 of the decline in interest income is due to the lower level of available funds and $128,000 is due to lower available interest rates.

Interest Expense

Interest expense for the three months ended March 30, 2008 was $16,000, an increase of $2,000 or 14% from $14,000 for the three months ended April 1, 2007. Interest expense for both periods relates to fees associated with our revolving credit facility and outstanding letters of credit.

Other Income, net

Other income in the three months ended April 1, 2007 primarily consisted of the settlement of an insurance claim for a theft loss of approximately $118,000.

Income Tax

A tax provision of $25,000 was recorded in the three months ended March 30, 2008 primarily resulting from income being taxed in foreign jurisdictions and state taxes. No tax provision or benefit was recorded in the three months ended April 1, 2007. Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the losses without tax benefit as the Company has recorded a full valuation allowance. Our effective tax rate for the remainder of the current fiscal year is not expected to change significantly.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at March 30, 2008 totaled $15.1 million, a decrease of $1.6 million or 9% compared to the balance of $16.7 million at December 31, 2007.

On January 23, 2007, the Company entered into a fifth amendment to extend the maturity date from January 21, 2007 to June 30, 2008 to its Amended and Restated Loan and Security Agreement (the “Revolving Credit Facility”) between Comerica Bank and the Company dated September 23, 2003.  Interest rates on outstanding borrowings are periodically adjusted based on certain financial ratios and are initially set, at our option, at LIBOR plus 2.0% or Prime less 0.25%. The Revolving Facility requires us to maintain certain financial ratios, (such as a minimum unrestricted cash balance and a minimum tangible net worth), and contains limitations on, among other things, our ability to incur indebtedness, pay dividends and make acquisitions without the bank’s permission.  The Revolving Facility is secured by substantially all of our assets. We were in compliance with the covenants as of March 30, 2008. As of March 30, 2008, the borrowings available to the Company under the Revolving Facility were $10 million.  As of March 30, 2008 and December 31, 2007, there were no outstanding borrowings under the Revolving Facility. We have letters of credit of $3.8 million available as of March 30, 2008 that are being used as collateral on our leased facilities and workers compensation obligations.

Net Cash Used in Operating Activities

Net cash used in operations was $1.4 million and $5.9 million in the three months ended March 30, 2008 and April 1, 2007, respectively. Net loss in the three months ended March 30, 2008 and April 1, 2007 was $2.9 million and $4.4 million, respectively.

The most significant cash items impacting the difference between net loss and cash flows used in operations in the three months ended March 30, 2008 was $60,000 provided by working capital which relates to a $1.6 million increase in accounts payable and accruals and a $433,000 increase in receivables, partially offset by a $725,000 decreases in the restructuring accrual and a $660,000 decrease in deferred margin on distributor inventory.  The $1.6 million increase in accruals and payables relates to the timing of invoice payments relative to our quarter end. The $725,000 decrease in restructuring liabilities relates primarily to payments against the remaining lease loss accrual.  The $660,000 decrease in deferred margin on distributor inventory resulted from reduced levels of inventory maintained by our major distributor. The $433,000 increase in receivables related to increased levels of shipments timing at the end of our quarter. Non-cash charges of $1.4 million consisted primarily of $539,000 of depreciation and amortization and $822,000 of stock based compensation expense.

The most significant cash item impacting the difference between net loss and cash flows used in operations in the three months ended April 1, 2007 was $3.7 million used by working capital which was partially offset by $2.1 million of non-cash charges. The $3.7 million used by working capital relates to a $1.6 million increase in inventories, a $624,000 decrease in restructuring liabilities and a $550,000 decrease in accruals and accounts payable. The $1.6 million increase in inventories resulted from a strategic inventory build associated with the closure of the wafer fab.  The $624,000 decrease in restructuring liabilities relates to payments against the remaining lease loss accrual.  The $550,000 decrease in accruals and payables relates to the timing of invoice payments relative to our quarter end. Non-cash items of $2.1 million included in net loss in the three months ended April 1, 2007 were primarily $1.2 million of depreciation and amortization and $875,000 of stock based compensation expense.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $1.3 million and $1.0 million in the three months ended March 30, 2008 and April 1, 2007, respectively.  During the three months ended March 30, 2008, net cash provided by investing activities consisted of net proceeds of $2.7 million from sales of short-term investments which was partially offset by purchase of $1.3 million from purchase of short-term investments and $116,000 from purchase of property, plant and equipment. During the three months ended April 1, 2007, we realized $5.9 million in proceeds from the sale and maturities of our short-term investments which was partially offset by $7.4 million used to purchase short-term investments and $508,000 to invest in property, plant and equipment.  During 2008, we expect to invest approximately $1.0 million in capital expenditures. We have funded our capital expenditures from cash, cash equivalents and short-term investments and expect to continue to do so.

Net Cash Used in Financing Activities

Net cash used in financing activities was $54,000 and $110,000 for the three months ended March 30, 2008 and April 1, 2007, respectively.  In the three months ended March 30, 2008, net cash used in financing activities consisted primarily of repurchase of our common stock from employees to cover the income tax withholdings. During the three months ended April 1, 2007, we received net proceeds of $193,000 from the sale of our common stock to employees through our employee stock purchase and option plans which was partially offset by $263,000 used to repurchase our common stock from employees to cover the income tax withholdings, and  $32,000 for financing costs associated with our revolving credit facility.

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

Contractual Obligations

Our contractual obligations and the effect those obligations are expected to have on our liquidity and cash flows are set forth in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our annual report on Form 10-K for the year ended December 31, 2007.

On May 23, 2007, we entered into a one year wafer manufacturing and supply agreement with AmpTech that provides for AmpTech to manufacture and supply wafers to us utilizing our wafer production processes and for us to purchase such wafers.  During the initial term of the agreement, we are required to provide AmpTech with orders for a minimum quantity of wafers periodically, beginning after AmpTech is able to consistently deliver wafers.  AmpTech is expected to start delivering wafers in middle of second quarter of 2008 and thereafter we estimate our minimum obligation to purchase wafers during the agreement term to be approximately $82,000.  As of March 30, 2008, our open purchase commitments to AmpTech total approximately $931,000.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements except for certain operating leases discussed in Note 10 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of money market funds and commercial paper acquired with original maturity or remaining maturity at date of purchase of 90 days or less and are stated at cost plus accrued interest, which approximates market value. Short-term investments consist primarily of high-grade debt securities (A rating or better) with maturity greater than 90 days from the date of acquisition and are classified as available-for-sale. Short-term investments classified as available-for-sale are reported at fair market value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity, net of tax, until realized. These available-for-sale securities are subject to interest rate risk and will rise or fall in value if market interest rates change. They are also subject to short-term market risk. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

The following table provides information about our investment portfolio and constitutes a “forward-looking statement.” For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

		Weighted
	Expected Maturity	Average Interest
Expected Maturity Dates	Amounts	Rate
	(In thousands)
Cash equivalents:
2008	$10,404	2.32%
Short-term investments:
2008	1,303	3.73%
Fair value at March 30, 2008	$11,707

Item 4T.      CONTROLS AND PROCEDURES

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

In connection with the preparation of our financial statements for the year ended December 31, 2007, we identified a material weakness in our internal control over financial reporting as of December 31, 2007. We did not maintain a sufficient number of qualified resources with the required proficiency to apply our accounting policies in accordance with generally accepted accounting principles of the United States of America. This control deficiency resulted in adjustments, including audit adjustments recorded in the financial statements, affecting our tax provision and operating expenses. This control deficiency could result in misstatements of our financial statements and disclosures that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. We were unable to remedy this material weakness due to our previously announced offshore program and strategic alternatives process which we believe limited our ability to hire additional qualified staff. Furthermore, on March 10, 2008, we announced a merger agreement with TriQuint Semiconductors and we believe that we will continue to be unable to attract and hire additional qualified resources until after the merger is completed and may suffer turnover of our existing staff during this period, which we expect will require us to implement additional compensating controls.

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

Item 1.                     LEGAL PROCEEDINGS

From time to time we are involved in litigation, regulatory proceedings and claims that are incidental to the conduct of our business in the ordinary course, including the litigation described below. While we currently believe that any adverse outcome of such matters would not materially affect our business or financial condition, there can be no assurance that this will ultimately be the case.

As we previously reported, a lawsuit was filed in 2001 against thirty semiconductor defendants, including us, by the Lemelson Medical, Education and Research Foundation Limited Partnership in the United States District Court for the District of Arizona (Case No. CV-01-1440-PHX-HRH) alleging patent infringement of eighteen patents. On April 5, 2008 we entered into a licensing agreement with the Lemelson Foundation for a total fee of $115,000 which had been accrued previously and which resolved this lawsuit against us.

Item 1A.            RISK FACTORS

You should carefully consider the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 28, 2008 and described herein below before making an investment in our securities.  There have been no other material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007.  The forward-looking statements in this Quarterly Report on Form 10-Q involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the risks we have described in the “Risk Factors” section and elsewhere in our SEC filings actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

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

•                  Our management and employees’ attention may be diverted from day-to-day operations, which may disrupt our business;

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

We have not recorded operating income since 1999 and we may not be able to achieve revenue or earnings growth or obtain sufficient revenue to sustain profitability. In the three months ended March 30, 2008 our sales were $10.3 million and we incurred an operating loss of $3.0 million compared to sales of $10.8 million and an operating loss of $4.8 million for the three  months ended April 1, 2007.  In addition, our sales for 2007 were $43.9 million and we incurred an operating loss of $8.1 million compared to sales of $48.8 million and an operating loss of $10.8 million for 2006.  Our accumulated deficit was $193.7 million at March 30, 2008.

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

We operate in the highly cyclical semiconductor industry, which has experienced significant fluctuations in demand.

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

Richardson Electronics, Ltd is the sole worldwide distributor of our complete line of RF semiconductor products. Richardson Electronics, Ltd is our largest semiconductor customer and represents 43% and 46% of our total sales for the three months ended March 30, 2008 and April 1, 2007, respectively.  We cannot assure you that this exclusive relationship will improve sales of our semiconductor products or that it is the most effective method of distribution.  If Richardson Electronics fails to successfully market and sell our products, our semiconductor sales could materially decline. Our agreement with this distributor does not require it to purchase our products and is terminable  at any time. If this distribution relationship is discontinued, our RF semiconductor sales could decline significantly.

We depend upon a small number of customers that account for a high percentage of our sales and the loss of, or a reduction in orders from, a significant customer could result in a reduction of sales.

We depend on a small number of customers for a majority of our sales. We had four customers which accounted for more than 10% of our sales and in aggregate accounted for 88% of our sales in the three month period ended March 30, 2008, and one customer in the three month period ended April 1, 2007, who accounted for more than 10% of our sales. This concentration exposes us to significant risk if one or more of these customers were to reduce their levels of business with us.

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

We use rolling forecasts based on anticipated product orders to determine our component requirements. It is important that we accurately predict both the demand for our products and the lead times required to obtain the necessary products and/or components and materials. Lead times for components and materials that we, or our outsourced manufacturers, order can vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. To the extent that we rely on outsourced manufacturers, many of these factors will be outside of our direct managerial control. For substantial increases in production levels, our outsourced manufacturers and some suppliers may need nine months or more lead-time. As a result, we may be required to make financial commitments in the form of purchase commitments. We lack visibility into the finished goods inventories of our customers and the end-users. This lack of visibility impacts our ability to accurately forecast our requirements. If we overestimate our component, material and outsourced manufactured requirements, we may have excess inventory, which would increase our costs. An additional risk for potential excess inventory results from our volume purchase commitments with certain material suppliers, which can only be reduced in certain circumstances. Additionally, if we underestimate our component, material, and outsourced manufactured requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our sales and profitability. We have incurred, and may in the future incur, charges related to excess and obsolete inventory. These charges amounted to $598,000 and $217,000 in the three-month periods ended March 30, 2008 and April 1, 2007, respectively. While these charges may be partially offset by subsequent sales of previously written-down inventory, there can be no assurance that any such sales will be significant. As we broaden our product lines we must outsource the manufacturing of or purchase a wider variety of components. In addition, new product lines contain a greater degree of uncertainty due to a lack of visibility of customer acceptance and potential competition. Both of these factors will contribute to a higher level of inventory risk in our near future.

A significant portion of our sales are to customers outside of the United States and there are inherent risks associated with sales to our foreign customers.

We sell a significant portion of our product to customers outside of the United States. Sales to customers outside of the United States accounted for 59% and 48% of our sales in the three- month periods ended March 30, 2008 and April 1, 2007, respectively and 46%, 52%, and 44% in 2007, 2006 and 2005, respectively. Most of our foreign sales are to customers located in China. We expect that sales to customers outside of the United States will continue to account for a significant portion of our sales. Although all of our foreign sales are denominated in U.S. dollars, such sales are subject to certain risks, including, among others, changes in regulatory requirements, the imposition of tariffs and other trade barriers, the existence of political, legal and economic instability in foreign markets, language and cultural barriers, seasonal reductions in business activities, our ability to receive timely payment and collect our accounts receivable, currency fluctuations, and potentially adverse tax consequences, which could adversely affect our business and financial results.

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

We currently purchase several key components and materials used in our products from single or limited source suppliers. These products amounted to 66%, 7% and 15% of our revenue in 2007, 2006 and 2005, respectively. Global Communications Systems (GCS) became a material supplier to us as of April 2007 with the closure of our wafer manufacturing facility, which is primarily responsible for the increase in percentage of products from this category of supplier. In 2008, we expect GCS will continue as our primary wafer foundry partner and Cirtek, which is providing us leased space and test and warehouse operators for our test and warehousing operations in addition to a substantial portion of our packaging services, will be material to our business. In the event one of our sole source suppliers or outsourced manufacturers is unable to deliver us products or unwilling to sell us components or materials, it could harm our business. It could take us as long as six to twelve months to replace our single or limited source suppliers and there can be no assurance that we would be successful. Additionally, we or our outsourced manufacturers may fail to obtain required products and components in a timely manner in the future. We may also experience difficulty identifying alternative sources of supply for the components used in our products or products we obtain through outsourcing. We would experience delays if we were required to test and evaluate products of potential alternative suppliers or products we obtain through outsourcing. Furthermore, financial or other difficulties faced by our outsourced manufacturers, or suppliers or significant changes in demand for the components or materials they use in the products and/or supply to us could limit the availability of those products, components or materials to us. Although we purchase services from our vendors in U.S. dollars and sell our products in U.S. dollars, which leaves us currency neutral, most of our international suppliers purchase materials, labor and other inputs into the services that they provide to us in local currencies. Recently, the U.S. dollar has been weak relative to many international currencies which could either adversely impact the financial results of our vendors and/or they may attempt to increase our costs which could adversely affect our results. Thus far we have not experienced any material delays or unusual pricing related to such suppliers, but we cannot assure you that this will continue to be the situation.

Our dependence on two foundry partners exposes us to a risk of manufacturing disruption, uncontrolled price changes and other risks which could harm our business.

On October 30, 2006, our Board of Directors committed us to a restructuring plan to close and exit our Milpitas fabrication facility during the first quarter of 2007, which we completed at the end of March 2007. Global Communication Semiconductors, Inc., our foundry partner, has become the primary source of the manufacturing and supply or our GaAs and InGap HBT wafers as a result of the fab closure.  In May 2007 we entered into a manufacturing supply agreement with AmpTech to provide an additional source of supply for our GaAs and InCap HBT wafers.  AmpTech is still in its start up phase and as a result its ability to consistently supply us wafers has not been demonstrated. If our foundry partners are unable to meet our wafer needs for any reason there can be no assurance that we will be able to find alternative sources.

If the operations of our foundry partners should be disrupted, or if they should choose not to devote capacity to our products in a timely manner, our business could be adversely impacted, as we might be unable to manufacture some of our products on a timely basis. In addition, the cyclicality of the semiconductor industry has periodically resulted in disruption of supply. We may not be able to find sufficient capacity at a reasonable price or at all if such disruptions occur. As a result, we face significant risks that could harm our business and have a negative impact on our operating results, including:

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

Effective internal controls required under Section 404 of the Sarbanes- Oxley Act of 2002 are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our business, reputation and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, “material weaknesses” were identified in our quarter ended December 31, 2005, October 1, 2006, December 31, 2006 and December 31, 2007 which means that there was “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” During these periods, the finance team experienced a high rate of turnover and partially due to the turnover, had been understaffed and had limited training in our processes and procedures. During the second half of 2006 and 2007, we hired a new finance team but suffered some turnover as a result of our mid-year announcement of our program to offshore certain functions and then our announcement that we were evaluating strategic alternatives which we believe limited our ability to attract and hire qualified personnel to complete our resourcing plans. With our announced merger with TriQuint Semiconductor we may be unable to attract qualified personnel and we may suffer additional turnover as a result of the announcement. As such, during this period we believe that there could be a higher risk of deficiencies in our financial reporting. We cannot be certain that the measures we have taken or intend to take will ensure that we maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls or difficulties encountered in their implementation could subject us to regulatory sanctions, harm our business and operating results or cause us to fail to meet our reporting obligations. Weakness in internal controls could also harm our reputation and cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 6.  EXHIBITS

The exhibits listed on the following index to exhibits are filed as part of this Form 10-Q.

Exhibit
Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated March 6, 2008, by and among WJ Communications, Inc., TriQuint Semiconductor, Inc. and ML Acquisition, Inc. *

31.1	Certification of Bruce W. Diamond, Chief Executive Officer (principal executive officer), pursuant to Rule 13a-14/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of R. Gregory Miller, Chief Financial Officer (principal financial officer), pursuant to Rule 13a-14/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Bruce W. Diamond, Principal Executive Officer, Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of R. Gregory Miller, Principal Financial Officer, Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*  Incorporated by reference to Form 8-K filed on March 10, 2008 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission).

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

WJ COMMUNICATIONS, INC.
(Registrant)

Date	May 14, 2008	By:	/s/ BRUCE W. DIAMOND
Bruce W. Diamond
President and Chief Executive Officer
(principal executive officer)

Date	May 14, 2008	By:	/s/ R. GREGORY MILLER
R. Gregory Miller
Vice President and Chief Financial Officer
(principal financial officer)